Form 10QSB
period 1996-06-30
CVD EQUIPMENT CORP
filed 1996-08-06
CIK 766792

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the quarterly period ended 6-30-96

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

             For the transition period from            to
                                            ----------    ----------------

             Commission file number
                                    --------------------------------------

                            CVD EQUIPMENT CORPORATION
        (Exact name of small business issuer as specified in its charter)

                            NEW YORK
         (State or other jurisdiction of incorporation or organization)

                            11-2621692
                        (IRS Employer Identification No.)

                 1881 LAKELAND AVENUE, RONKONKOMA, N.Y. 11779
                    (Address of principal executive offices)

                           516-981-7081
                           (Issuers telephone number)


      (Former name, former address, and former fiscal year,if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes     No
                                                  ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

2,918,750 SHARES OF COMMON STOCK,$.01 PAR VALUE AS OF 6-30-96

                               CVD EQUIPMENT CORP.
                                  BALANCE SHEET
                                     ASSETS
                                  JUNE 30, 1996


                                                   JUNE 30
                                                    1996
                                                -----------
CURRENT ASSETS:
     CASH                                       $   116,498
     ACCOUNTS RECEIVABLE                            218,554
     COST IN EXCESS OF BILLINGS                     780,997
     INVENTORIES                                    100,285
     OTHER CURRENT ASSETS                            11,939
                                                -----------
TOTAL CURRENT ASSETS                              1,228,273

PROPERTY, PLANT, & EQUIPMENT
at cost & net of accumulated depreciation           890,879

OTHER ASSETS:
     LOAN RECEIVABLE-OFFICER                        510,605
     OTHER                                           87,252
                                                -----------
TOTAL OTHER ASSETS                                  597,857

TOTAL ASSETS                                      2,717,009
                                                ===========

                               CVD EQUIPMENT CORP.
                                  BALANCE SHEET
                       LIABILITIES & STOCKHOLDER'S EQUITY
                                  JUNE 30, 1996

                                                         JUNE 30
                                                           1996
                                                       -----------
CURRENT LIABILITIES:
          NOTES PAYABLE                                $         0
          CURRENT MATURITIES OF LONG TERM DEBT             238,884
          ACCOUNTS PAYABLE                                 332,461
          BILLINGS IN EXCESS OF COST                        36,378
          OTHER CURRENT LIABILITIES                       (238,380)
                                                       -----------
TOTAL CURRENT LIABILITIES                                  369,343

LONG TERM DEBT                                               1,232
                                                       -----------
TOTAL LIABILITIES                                          370,575

STOCKHOLDERS EQUITY
          COMMON STOCK - $.01 PAR
          AUTHORIZED 10,000,000 SHARES
          ISSUED & OUTSTANDING  2,918,750 SHARES            29,188

          ADDITIONAL PAID-IN CAPITAL                     2,784,060
          RETAINED EARNINGS                               (466,814)
                                                       -----------
TOTAL EQUITY                                             2,346,434

TOTAL LIABILITIES & EQUITY                               2,717,009
                                                       ===========

                               CVD EQUIPMENT CORP.
                     STATEMENT OF INCOME & RETAINED EARNINGS
                                  JUNE 30, 1996

                                                                  THREE MONTHS ENDED
                                                                        JUNE 30

                                                                 1996               1995
                                                            -----------        -----------
REVENUES
          NET SALES                                         $   405,452        $   273,227
          REVENUE ON UNCOMPLETED CONTRACTS                      805,497            271,449
                                                            -----------        -----------
TOTAL REVENUE                                                 1,210,949            544,676

COST OF GOODS SOLD                                              732,256            419,123
                                                            -----------        -----------
GROSS PROFIT                                                    478,693            125,553

OPERATING EXPENSES
          SELLING, SHIPPING, & GENERAL ADMINISTRATIVE           163,566            149,886
          INTEREST EXPENSE                                        6,027             18,275
                                                            -----------        -----------
TOTAL OPERATING EXPENSE                                         169,593            168,161

OPERATING INCOME (LOSS)                                         309,100            (42,608)

OTHER INCOME (INCLUDING INTEREST INCOME)                          8,657              8,956
                                                            -----------        -----------
INCOME BEFORE PROVISION FOR TAX                                 317,757            (33,652)

PROVISION FOR TAX                                                 9,132                  0
                                                            -----------        -----------
NET INCOME (LOSS)                                               308,625            (33,652)

RETAINED EARNINGS AT BEGINNING                                 (775,439)        (1,246,258)
RETAINED EARNINGS AT END                                       (466,814)        (1,279,910)
                                                            ===========        ===========

EARNINGS (LOSS) PER COMMON SHARE                                   0.11              (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                            2,918,750          2,918,750

                               CVD EQUIPMENT CORP.
                     STATEMENT OF INCOME & RETAINED EARNINGS
                                  JUNE 30, 1996

                                                                   SIX MONTHS ENDED
                                                                        JUNE 30

                                                                 1996               1995
                                                            -----------        -----------
REVENUES
          NET SALES                                         $   833,413        $   465,922
          REVENUE ON UNCOMPLETED CONTRACTS                    1,444,415            589,951
                                                            -----------        -----------
TOTAL REVENUE                                                 2,277,828          1,055,873

COST OF GOODS SOLD                                            1,369,689            831,721
                                                            -----------        -----------
GROSS PROFIT                                                    908,139            224,152

OPERATING EXPENSES
          SELLING, SHIPPING, & GENERAL ADMINISTRATIVE           412,148            297,669
          INTEREST EXPENSE                                       19,001             34,364
                                                            -----------        -----------
TOTAL OPERATING EXPENSE                                         431,149            332,033

OPERATING INCOME (LOSS)                                         476,990           (107,881)

OTHER INCOME (INCLUDING INTEREST INCOME)                         17,221             18,128
                                                            -----------        -----------
INCOME BEFORE PROVISION FOR TAX                                 494,211            (89,753)

PROVISION FOR TAX                                                 9,132                  0
                                                            -----------        -----------
NET INCOME (LOSS)                                               485,079            (89,753)

RETAINED EARNINGS AT BEGINNING                                 (951,893)        (1,190,157)
RETAINED EARNINGS AT END                                       (466,814)        (1,279,910)
                                                            ===========        ===========

EARNINGS (LOSS) PER COMMON SHARE                                   0.17              (0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                            2,918,750          2,918,750

                               CVD EQUIPMENT CORP.
                             STATEMENT OF CASH FLOWS
                                  JUNE 30, 1996

                                                       THREE MONTHS ENDED
                                                             JUNE 30

                                                       1996             1995
                                                    ---------        ----------
CASH FLOWS FROM ACTIVITIES
          NET INCOME (LOSS)                         $ 308,624        ($ 33,652)

          DEPRECIATION                                 65,575           83,464

DECREASE IN:
          ACCOUNTS RECEIVABLES                        (86,478)          11,709
          COST IN EXCESS OF BILLINGS                  120,111           68,888
          INVENTORIES                                  20,312           12,656
          OTH CURRENT ASSETS                            5,628            6,074
          OTHER ASSETS                                 11,304           (7,265)

INCREASE IN:
          ACCOUNTS PAYABLE                            136,392             (119)
          BILLINGS IN EXCESS OF COST                  (87,211)         (44,518)
          OTH CURRENT LIABILITIES                    (294,279)         (14,174)
                                                    ---------        ---------
TOTAL ADJUSTMENTS                                    (108,646)         116,715

NET CASH FROM OPERATIONS                              199,978           83,063



CASH FLOWS FOR INVESTMENTS
          LOAN RECEIVABLES-OFFICER (INCREASE)          (7,786)          (8,417)
          CAPITAL EXPENDITURES                        (40,591)         (24,106)
                                                    ---------        ---------
NET CASH USED FOR INVESTMENTS                         (48,377)         (32,523)



CASH FLOWS FROM FINANCINGS

INCREASE IN:
          NOTES PAYABLE                                     0                0
          DEBT-CURRENT                               (147,200)          65,314
          DEBT-LONG TERM                               (1,818)         (76,681)
                                                    ---------        ---------
NET CASH PROVIDED BY FINANCINGS                      (149,018)         (11,367)
                                                    ---------        ---------

NET INCREASE IN CASH                                    2,583           39,173

CASH BEGINNING OF PERIOD                              113,915           78,074
CASH END OF PERIOD                                    116,498          117,247
                                                    =========        =========

                               CVD EQUIPMENT CORP.
                             STATEMENT OF CASH FLOWS
                                  JUNE 30, 1996

                                                        SIX MONTHS ENDED
                                                              JUNE 30

                                                       1996             1995
                                                       ----             ----
CASH FLOWS FROM ACTIVITIES
          NET INCOME (LOSS)                         $ 485,079        ($ 89,753)

          DEPRECIATION                                129,942          169,605

DECREASE IN:
          ACCOUNTS RECEIVABLE                         107,301           94,762
          COST IN EXCESS OF BILLINGS                   44,618          128,195
          INVENTORIES                                  60,312           27,009
          OTH CURRENT ASSETS                            7,493            8,156
          OTHER ASSETS                                 17,822          (20,192)

INCREASE IN:
          ACCOUNTS PAYABLE                            164,249            1,258
          BILLINGS IN EXCESS OF COST                 (106,314)         (98,695)
          OTH CURRENT LIABILITIES                    (493,803)         (28,141)
                                                    ---------        ---------
TOTAL ADJUSTMENTS                                     (68,380)         281,957


NET CASH FROM OPERATIONS                              416,699          192,204



CASH FLOWS FOR INVESTMENTS
          LOAN RECEIVABLES -- OFFICER (INCREASE)      (15,671)         (21,985)
          CAPITAL EXPENDITURES                        (60,326)         (54,349)
                                                    ---------        ---------
NET CASH USED FOR INVESTMENTS                         (75,997)         (76,334)



CASH FLOWS FROM FINANCINGS

INCREASE IN:
          NOTES PAYABLE                                     0          (35,000)
          DEBT -- CURRENT                            (461,446)         130,625
          DEBT -- LONG TERM                            (3,600)        (153,328)
                                                    ---------        ---------
NET CASH PROVIDED BY FINANCINGS                      (465,046)         (57,703)


NET INCREASE IN CASH                                 (124,344)          58,167

CASH BEGINNING OF PERIOD                              240,842           59,080
CASH END OF PERIOD                                    116,498          117,247
                                                    =========        =========

                            CVD EQUIPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996


1. BASIS OF FINANCIAL STATEMENTS

         The financial data is subject to year end audit and does not claim to be a complete presentation since note disclosure under generally accepted accounting procedures is not included. Note disclosures required under generally accepted accounting procedures are included in the Company's audited financial statements filed as part of Form 10-KSB for the year ended December 31, 1995. Form 10-QSB should be read in conjunction with these financial statements.

         The results of operations for the three months are not necessarily indicative of those for the full year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the financial position and the results of operation for the periods indicated.

2. RESULTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 1996

         Revenue for the second quarter of 1996 was $1,210,948 which was more than 100% greater than the second quarter of 1995. Revenue also improved over the first quarter of 1996 by $144,069 or 14%. Revenue for the first six months is approximately $2.3 million versus $2.6 million for the entire year 1995. Gross profits remained consistent with the first quarter at 40% versus 23% in the comparable period one year ago. A substantial portion of sales continues from one customer though the backlog at the end of June is still $3.3 million.

         Without the extraordinary expenses detailed in the first quarter, Selling and G & A expense went down as a percentage of sales. This was accomplished despite added personnel to strengthen sales and operational control. Selling and G & A were actually $7,000 less in the second quarter even though sales increased $144,069.

         Interest expense has been reduced again as another payment to BNL has brought our loan balance down to $231,000. Interest expense in the second quarter was less than half the first quarter and should be lower still in the third quarter.

         Liquidity

Despite the profitable results for the quarter, cash flow was flat as $147,200 was paid to reduce CVD's debt obligation with BNL.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         CVD EQUIPMENT CORPORATION
                                         (Registrant)

                                         /s/ Leonard A. Rosenbaum
                                         -------------------------
                                         Leonard A. Rosenbaum
                                         President, CEO



                                         /s/ Joseph Saccardi
                                         -------------------------
                                         Joseph Saccardi
                                         Chief Financial Officer


Date:  August 1, 1996

                                EXHIBIT INDEX



EXHIBIT NO.                                            DESCRIPTION

    27                                           FINANCIAL DATA SCHEDULE