Form 10QSB
period 1996-09-30
CVD EQUIPMENT CORP
filed 1996-10-30
CIK 766792

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended 9-30-96

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT
          For the transition period from           to
                                         ---------    -----------
          Commission file number
                                ---------------------------------
        CVD EQUIPMENT CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        NEW YORK
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

        11-2621692
--------------------------------------------------------------------------------
                        (IRS Employer Identification No.)

        1881 LAKELAND AVENUE, RONKONKOMA, N.Y. 11779
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

        516-981-7081
--------------------------------------------------------------------------------
                           (Issuers telephone number)

--------------------------------------------------------------------------------
         (Former name, former address, and former fiscal year,if changed since last report)

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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes      No
                                                  ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

2,918,750 SHARES OF COMMON STOCK,$.01 PAR VALUE AS OF 9-30-96

                               CVD EQUIPMENT CORP.
                                  BALANCE SHEET
                                     ASSETS
                               SEPTEMBER 30, 1996

                                                                     SEPTEMBER 30
                                                                         1996
                                                                     ------------
CURRENT ASSETS:
          CASH                                                        $  133,880
          ACCOUNTS RECEIVABLE                                            523,520
          COST IN EXCESS OF BILLINGS                                     754,638
          INVENTORIES                                                     60,285
          OTHER CURRENT ASSETS                                            36,162
                                                                      ----------
TOTAL CURRENT ASSETS                                                   1,508,485

PROPERTY, PLANT, & EQUIPMENT
at cost & net of accumulated depreciation                                849,297

OTHER ASSETS:
          LOAN RECEIVABLE-OFFICER                                        518,477
          OTHER                                                           78,249
                                                                      ----------
TOTAL OTHER ASSETS                                                       596,726

TOTAL ASSETS                                                           2,954,508
                                                                      ==========

                               CVD EQUIPMENT CORP.
                                  BALANCE SHEET
                       LIABILITIES & STOCKHOLDER'S EQUITY
                               SEPTEMBER 30, 1996



                                                                    SEPTEMBER 30
                                                                        1996
                                                                    ------------
CURRENT LIABILITIES:
          NOTES PAYABLE                                             $         0
          CURRENT MATURITIES OF LONG TERM DEBT                          188,403
          ACCOUNTS PAYABLE                                              149,630
          BILLINGS IN EXCESS OF COST                                     65,191
          OTHER CURRENT LIABILITIES                                    (139,745)
                                                                    -----------
TOTAL CURRENT LIABILITIES                                               263,479

LONG TERM DEBT                                                                0
                                                                    -----------
TOTAL LIABILITIES                                                       263,479

STOCKHOLDERS EQUITY
          COMMON STOCK - $.01 PAR
          AUTHORIZED 10,000,000 SHARES
          ISSUED & OUTSTANDING  2,918,750 SHARES                         29,188

          ADDITIONAL PAID-IN CAPITAL                                  2,784,060
          RETAINED EARNINGS                                            (122,219)
                                                                    -----------
TOTAL EQUITY                                                          2,691,029

TOTAL LIABILITIES & EQUITY                                            2,954,508
                                                                    ===========

                               CVD EQUIPMENT CORP.
                     STATEMENT OF INCOME & RETAINED EARNINGS
                               SEPTEMBER 30, 1996

                                                                  THREE MONTHS ENDED
                                                                     SEPTEMBER 30
                                                               1996               1995
                                                            -----------        -----------
REVENUES
          NET SALES                                         $   299,598        $   103,540
          REVENUE ON UNCOMPLETED CONTRACTS                    1,045,509            406,976
                                                            -----------        -----------
TOTAL REVENUE                                                 1,345,107            510,516

COST OF GOODS SOLD                                              753,178            428,689
                                                            -----------        -----------
GROSS PROFIT                                                    591,929             81,827

OPERATING EXPENSES
          SELLING, SHIPPING, & GENERAL ADMINISTRATIVE           201,641            158,419
          INTEREST EXPENSE                                        4,554             15,652
                                                            -----------        -----------
TOTAL OPERATING EXPENSE                                         206,195            174,071

OPERATING INCOME (LOSS)                                         385,734            (92,244)

OTHER INCOME (INCLUDING INTEREST INCOME)                          8,449              8,441
                                                            -----------        -----------
INCOME BEFORE PROVISION FOR TAX                                 394,183            (83,803)

PROVISION FOR TAX                                                49,588                  0
                                                            -----------        -----------
NET INCOME (LOSS)                                               344,595            (83,803)

RETAINED EARNINGS AT BEGINNING                                 (466,814)        (1,279,910)
RETAINED EARNINGS AT END                                       (122,219)        (1,363,713)
                                                            ===========        ===========

EARNINGS (LOSS) PER COMMON SHARE                                   0.12              (0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                            2,918,750          2,918,750

                               CVD EQUIPMENT CORP.
                     STATEMENT OF INCOME & RETAINED EARNINGS
                               SEPTEMBER 30, 1996

                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30

                                                               1996               1995
                                                            -----------        -----------
REVENUES
          NET SALES                                         $ 1,133,011        $   569,462
          REVENUE ON UNCOMPLETED CONTRACTS                    2,489,924            996,927
                                                            -----------        -----------
TOTAL REVENUE                                                 3,622,935          1,566,389

COST OF GOODS SOLD                                            2,122,867          1,260,410
                                                            -----------        -----------
GROSS PROFIT                                                  1,500,068            305,979

OPERATING EXPENSES
          SELLING, SHIPPING, & GENERAL ADMINISTRATIVE           613,789            456,088
          INTEREST EXPENSE                                       23,555             50,016
                                                            -----------        -----------
TOTAL OPERATING EXPENSE                                         637,344            506,104

OPERATING INCOME (LOSS)                                         862,724           (200,125)

OTHER INCOME (INCLUDING INTEREST INCOME)                         25,670             26,569
                                                            -----------        -----------
INCOME BEFORE PROVISION FOR TAX                                 888,394           (173,556)

PROVISION FOR TAX                                                58,720                  0
                                                            -----------        -----------
NET INCOME (LOSS)                                               829,674           (173,556)

RETAINED EARNINGS AT BEGINNING                                 (951,893)        (1,190,157)
RETAINED EARNINGS AT END                                       (122,219)        (1,363,713)
                                                            ===========        ===========

EARNINGS (LOSS) PER COMMON SHARE                                   0.28              (0.06)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                            2,918,750          2,918,750

                               CVD EQUIPMENT CORP.
                             STATEMENT OF CASH FLOWS
                               SEPTEMBER 30, 1996

                                                         THREE MONTHS ENDED
                                                           SEPTEMBER 30

                                                        1996             1995
                                                     ---------        ---------
CASH FLOWS FROM ACTIVITIES
          NET INCOME (LOSS)                          $ 344,595        ($ 83,803)

          DEPRECIATION                                  63,391           84,779

DECREASE IN:
          ACCOUNTS RECEIVABLES                        (304,966)         (94,204)
          COST IN EXCESS OF BILLINGS                    26,359         (153,431)
          INVENTORIES                                   40,000           13,655
          OTH CURRENT ASSETS                           (24,224)           8,684
          OTHER ASSETS                                   9,002           18,127

INCREASE IN:
          ACCOUNTS PAYABLE                            (182,831)         (13,792)
          BILLINGS IN EXCESS OF COST                    28,813            2,880
          OTH CURRENT LIABILITIES                       98,638          137,252
                                                     ---------        ---------
TOTAL ADJUSTMENTS                                     (245,818)           3,950

NET CASH FROM OPERATIONS                                98,777          (79,853)



CASH FLOWS FOR INVESTMENTS
          LOAN RECEIVABLES-OFFICER (INCREASE)           (7,872)          (8,319)
          CAPITAL EXPENDITURES                         (21,809)         (23,461)
                                                     ---------        ---------
NET CASH USED FOR INVESTMENTS                          (29,681)         (31,780)



CASH FLOWS FROM FINANCINGS

INCREASE IN:
          NOTES PAYABLE                                      0                0
          DEBT-CURRENT                                 (50,482)          75,719
          DEBT-LONG TERM                                (1,232)         (77,292)
                                                     ---------        ---------
NET CASH PROVIDED BY FINANCINGS                        (51,714)          (1,573)
                                                     ---------        ---------

NET INCREASE IN CASH                                    17,382         (113,206)

CASH BEGINNING OF PERIOD                               116,498          117,247
CASH END OF PERIOD                                     133,880            4,041
                                                     =========        =========

                               CVD EQUIPMENT CORP.
                             STATEMENT OF CASH FLOWS
                               SEPTEMBER 30, 1996

                                                         NINE MONTHS ENDED
                                                            SEPTEMBER 30

                                                       1996             1995
                                                     ---------        ---------
CASH FLOWS FROM ACTIVITIES
          NET INCOME (LOSS)                          $ 829,674        ($173,556)

          DEPRECIATION                                 193,333          254,384

DECREASE IN:
          ACCOUNTS RECEIVABLE                         (197,665)             558
          COST IN EXCESS OF BILLINGS                    70,977          (25,236)
          INVENTORIES                                  100,312           40,664
          OTH CURRENT ASSETS                           (16,731)          16,840
          OTHER ASSETS                                  26,824           (2,065)

INCREASE IN:
          ACCOUNTS PAYABLE                             (18,582)         (12,534)
          BILLINGS IN EXCESS OF COST                   (77,501)         (95,815)
          OTH CURRENT LIABILITIES                     (395,166)         109,111
                                                     ---------        ---------
TOTAL ADJUSTMENTS                                     (314,199)         285,907


NET CASH FROM OPERATIONS                               515,475          112,351



CASH FLOWS FOR INVESTMENTS
          LOAN RECEIVABLES-OFFICER (INCREASE)          (23,543)         (30,304)
          CAPITAL EXPENDITURES                         (82,135)         (77,810)
                                                     ---------        ---------
NET CASH USED FOR INVESTMENTS                         (105,678)        (108,114)



CASH FLOWS FROM FINANCINGS

INCREASE IN:
          NOTES PAYABLE                                      0          (35,000)
          DEBT-CURRENT                                (511,928)         206,344
          DEBT-LONG TERM                                (4,832)        (230,620)
                                                     ---------        ---------
NET CASH PROVIDED BY FINANCINGS                       (516,760)         (59,276)


NET INCREASE IN CASH                                  (106,963)         (55,039)

CASH BEGINNING OF PERIOD                               240,843           59,080
CASH END OF PERIOD                                     133,880            4,041
                                                     =========        =========

                            CVD EQUIPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

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

         The results of operations for the three months are not necessarily indicative of those for the full year. In the opinion of management, the unaccompanying unaudited financial statements contain all adjustments necessary to fairly present the financial position and the results of operation for the periods indicated.

2.       RESULTS OF OPERATIONS THREE MONTHS ENDED SEPTEMBER 30, 1996

         Revenue for the third quarter of 1996 was $1,345,108. This was more than 2.5 times the level in the third quarter of 1995. Revenue for the third quarter also exceeded that of the second quarter by $134,160 or 11%. Third quarter results bring revenue for the nine months to $3.6 million versus $2.6 million for the entire year of 1995. A substantial portion of revenue was attributable to one customer, but the company backlog remains strong at $3.5 million.

         Gross profit improved to 44% of sales in the third quarter from 40% in the first two quarters of 1996. Selling and G & A expense in the third quarter remained comparable to the first two quarters despite a steady increase in revenues and a 5% increase in payroll expense. Interest expense was down once again as another $50,000 was paid toward the balance with BNL. At the close of the third quarter, the outstanding balance was $181,000. Subsequent to the close of the quarter, another $31,000 was paid bringing the balance to $150,000.


         Liquidity

         The profitable results for the quarter were enough to compensate for the $50,000 paid toward debt reduction. Despite this, CVD's cash position increased by $17,382 for the quarter.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       CVD EQUIPMENT CORPORATION
                                                       (Registrant)



                                                       -------------------------
                                                       Leonard A. Rosenbaum
                                                       President, CEO




                                                       -------------------------
                                                       Joseph Saccardi
                                                       Chief Financial Officer


Date:  October 24, 1996

                                EXHIBIT INDEX


EXHIBIT NO.                                     DESCRIPTION

    27                                   FINANCIAL DATA SCHEDULE