Form 10KSB
period 1996-12-31
CVD EQUIPMENT CORP
filed 1997-03-28
CIK 766792

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     ---------------------------------------

                                   Form 10-KSB

                                  ANNUAL REPORT

                     ---------------------------------------

                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     ---------------------------------------

                       Fiscal year ended December 31, 1996
                         Commission File No. 2-97210-NY

                            CVD EQUIPMENT CORPORATION
                            -------------------------
               (Exact Name of registrant as specified in charter)

                    New York                    11-2621692
                    --------                    ----------
           (State of Incorporation) (IRS Employer Identification No.)

                1881 Lakeland Avenue, Ronkonkoma, New York  11779
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (516) 981-7081
                                 --------------
                         (Registrant's telephone number)

      Securities Registered Pursuant to Section 12(b) of the Act: NONE

      Securities Registered Pursuant to Section 12(g) of the Act: NONE

            Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
            (2) has been subject to such filing requirements for the past 90 days.

            Yes |X|                      No |_|

            The aggregate market value of Common Stock, Par Value $.0l Per Share, held by non-affiliates on February 28, 1997 was approximately $2,466,619.

            As of February 28, 1997 there were 2,918,750 shares of Common Stock, Par Value $.01 Per Share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
                                     PART I

ITEM 1. BUSINESS

      (a) GENERAL DEVELOPMENT OF BUSINESS

      CVD Equipment Corporation (the "Company") was incorporated under the laws of New York in 1982. On September 11, 1985 the Company made an initial public offering of 700,000 units underwritten by D.H. Blair & Co., 44 Wall Street, New York, New York 10005, pursuant to which it received net proceeds of $2,683,640.

      On August 14, 1986, CVD Equipment Corporation received a $2,542,500 Industrial Development Authority (IDA) Bond Issue through the Town of Brookhaven, New York in anticipation of the construction of a 42,000 square foot facility on approximately 10 acres of land. On March 29, 1988, plans for construction were abandoned due to declining real estate conditions, and CVD Equipment Corporation negotiated a settlement on the Industrial Development Bond issue that resulted in the termination of the remaining unexpended funds for financing construction of the facility and acquisition of machinery and equipment and has listed the real property for sale. On March 21, 1997, CVD Equipment Corporation entered into a contract for sale of approximately 10 acres of land. The sale is expected to close within 12 months of the contract date.


      (b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

      The Company designs, manufactures and markets chemical vapor deposition equipment, etching systems, and quartzware used in the semiconductor, aerospace and other industries.

      (c) NARRATIVE DESCRIPTION OF BUSINESS GENERAL

          The Company designs, develops, manufactures and markets (i) chemical vapor deposition equipment, annealing furnaces and etching systems;
          (ii) gas flow control systems; and (iii) fabricates standard and custom quartzware. The Company's products are generally sold to the semiconductor and aerospace industries and are manufactured to the particular specifications of each of its customers.

            The Company commenced operations in October, 1982. Equipment sales currently range in price from $50,000 to $500,000 per unit. Approximately 90% of the Company's sales during 1996 were for equipment used to produce semiconductor materials. Semiconductor components are the fundamental electronic building blocks used in modern electronic equipment and systems. These components are classified as either discrete devices (such as transistors) or integrated circuits (in which a number of transistors and other elements are combined to form a more complicated electronic circuit). In an integrated circuit, these elements are formed on a small "chip" of silicon or gallium arsenide which is then encapsulated in an epoxy, ceramic, or metal package having lead wires for connection to a circuit board. The Company's products are used in the manufacture of these integrated circuits.

            PRODUCTS

            Chemical Vapor Deposition Equipment - The Company offers advanced Metal Organic Chemical Vapor Deposition Systems for sale to the electronics industry. Chemical vapor deposition is a process which passes a gaseous compound over a target material surface that is heated to such a degree that the compound decomposes and deposits a desired layer onto substrate material. The process is accomplished by combining appropriate gases in a reaction chamber, of the kind produced by the Company, at elevated temperatures (typically <1000 degrees C). The Company's Chemical Vapor Deposition Systems are complete and include all necessary instrumentation, subsystems and components. The systems include mass flow controllers, bellow valves, stainless steel lines and fittings. The Company provides such standard systems and also specifically engineered products for specific customer applications.

            The Company's CVD systems are available in a variety of models which can be used in production and laboratory research. All models can be offered with total system automation, a microprocessor control system, by which the user can measure, predict and regulate gas flow, temperature, pressure and chemical reaction rates, thus controlling the process in order to enhance the quality of the materials produced. The Company's standard microprocessor control system is extremely versatile and capable of supporting the Company's complete product line and most custom system requirements.

            The Company also offers Annealing Furnaces which are used to heat materials to temperatures ranging from 300 degrees to 1500 degrees C in a gaseous environment. The Annealing Furnace is equipped with an automatic process controller permitting automatic process sequencing and monitoring with safety alarm provisions.

            Gas Flow Control Systems - The Company offers standard and custom-designed gas cylinder storage cabinets and gas control systems to provide safe storage and handling of pressurized gases. System design allows for automatic or manual control from both a local and remote location where the handling of explosive, flammable, corrosive and toxic gases used in the manufacture of semiconductor wafers can be hazardous.

            Quartzware - The Company offers standard and custom fabricated quartzware. The quartzware is used by CVD Equipment Corporation and is also sold as a separate item to the semiconductor industry.

            MARKETING

            The Company's products are used in research and production applications by the semiconductor industry. The Company sells its products primarily to semiconductor manufacturers and to institutions conducting research in the electronics area such as college and industrial laboratories. The Company generates sales from its sales office located in Ronkonkoma, New York. Sales of the Company's products are made by a staff of three employees whose activities are supported by a staff of seven application engineers.

            On December 31, 1996, the Company had a backlog of orders of approximately $2.5 million as compared to $1.9 million on December 31, 1995. The backlog at December 31, 1996 is all current and is expected to be shipped in 1997.

            The Company warrants its equipment for a period of six months after shipment and passes along any warranties from original manufacturers of components used in its products. The Company provides for its own equipment servicing with in-house field service personnel.

            Engineering and New Product Development

            The processes utilizing chemical vapor deposition systems are subject to technological change, and the Company's ability to compete successfully depends upon, among other things, its ability to anticipate and react to such change. Accordingly, the Company is committed to the development of new products as well as the improvement of existing products. Although the Company does not specifically segregate in its financial statement amounts expended for product development, the Company estimates that during 1996 it spent approximately $150,000 for engineering and new product development. This compares with approximately $165,000, spent for these purposes during 1995. As of December 31, 1996, 7 employees were engaged on a full-time basis in engineering, improvement of existing products and development of new products.

            Patents

            The Company has developed technology related to the automatic valve shut-off system manufactured by the Company which has been granted Patent No. 4,527,715. Although the Company believes that the patent with respect to the automatic valve shut-off system provides it with some competitive advantage, the Company does not believe the patent protection is significant to any of its current business operations. The Company believes that its business depends primarily upon the technical know-how and experience of its employees.

            Competition

            The Company's business is subject to intense competition. The Company is aware of five businesses which market a substantial number of products comparable to the Company's. Many of the Company's competitors (including customers which may elect to manufacture systems for internal use) have financial, marketing and other resources greater than the Company. The most significant competitive factors with respect to the Company's products are technical performance, quality control and price.

            Manufacturing, Materials and Supplies

            Most of the components used in the production of the Company's products are not manufactured by the Company, but are purchased from unrelated third-party manufacturers of such equipment. The Company has no supply contracts covering the components which it uses to manufacture its products.

            Employees

            As of December 31, 1996, the Company employed 32 full time personnel, including 17 in manufacturing, 7 in engineering, research and development (including efforts relating to the improvement of existing products), 3 in marketing, and 5 in general management and administration One part-time worker was also on staff bringing total employed to 33. The Company is not party to any collective bargaining agreement and has had no work stoppages. The Company believes that its employee relations are good.

            Insurance

            Because the Company's products are used in connection with explosive, flammable, corrosive and toxic gases, there are potential exposures to personal injury as well as property damage, particularly if operated without regard to the design limits of the systems and components.

            The Company endeavors to minimize its product liability exposure by engineering safety devices for its products, carefully monitoring incidents involving its products to determine areas where safety improvements may be made, and training programs in connection with its products. The Company maintains no product liability insurance coverage because insurance covering the risks described above is not available to the Company at a price acceptable to it.


            (d) FOREIGN OPERATIONS

            The Company's revenues derived from foreign exports was less than 10% of total revenues in 1996.


ITEM 2.     DESCRIPTION OF PROPERTIES

            On June 1, 1991, CVD Equipment relocated its operations to its present location in Ronkonkoma, New York. The 20,000 square foot facility offers significant financial and operational benefits over the Company's previous location. The Company signed a new 5-year lease in 1996 which is scheduled to expire on July 31, 2001. Management feels that the property is adequately covered by insurance.

            On March 21, 1997, CVD Equipment Corporation entered into a contract for sale of approximately 10 acres of land. The Company expects to realize a profit of approximately $150,000 when the sale is completed within 12 months of the contract date.

ITEM 3 LEGAL PROCEEDINGS

            The Company is defending a claim by William Bruno arising out of personal injuries alleged to have been sustained as the result of a May 24, 1993 motorcycle accident which purportedly occurred in the vicinity of vacant land located in Selden, New York, in which CVD has an interest pursuant to a Lease Purchase Agreement.

            Having reviewed the claim by Mr. Bruno, it is the conclusion of the Corporation that no viable claims exist against the Corporation. The incident appears to have taken place on a public road and the road condition alleged to have been the cause of the accident would apparently have been the responsibility of either the Town or a third party. In any event, it appears that the Corporation's liability insurance policy would be reasonably sufficient to cover any contingency.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            A shareholder's meeting was held in the third quarter of 1996 for the primary purpose of re-electing directors.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      (a) PRINCIPAL MARKET

            The stock continues to be traded on the OTC Bulletin Board and reported in the OTC "Pink Sheets".

      (b) STOCK PRICE AND DIVIDEND INFORMATION

            The Company's common stock first began to be publicly traded on September 11, 1985 and prior to that date the Company was privately held. The following chart sets forth the high and low closing bid price of the Common Stock for the indicated periods.

                        Period                                High          Low
                        ------                                ----          ---
            January 1, 1995 through March 31, 1995            0.25         0.125
            April 1, 1995 through June 30, 1995               0.25         0.125
            July 1, 1995 through September 30, 1995           0.25         0.125
            October 1, 1995 through December 31, 1995         0.25         0.125
            January 1, 1996 through March 31, 1996            0.56         0.156
            April 1, 1996 through June 30, 1996               1.06         0.625
            July 1, 1996 through September 30, 1996           2.25         0.660
            October 1, 1996 through December 31, 1996         1.625        1.187

            The chart reflects inter-dealer prices, without retail mark-up, mark-down, or commission and does not represent actual transactions. The Company paid no cash dividends during the period.

      (c) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

            The number of holders of record of the Company's Common Stock as of February 28, 1997 was approximately 500.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

        CONDITION AND RESULTS OF OPERATIONS

        1996 Compared to 1995

The year 1996 was an exceptional one for CVD Equipment with records set in many areas. New sale orders in 1996 were $5.7 million which were more than 67% higher than 1995's level of $3.4 million. The heavy influx of new orders pushed revenue past the $5.0 million mark for the year and was nearly double the 1995 level of $2.6 million. The higher revenues produced a net profit of more than $1.1 million which is the best result ever reported by the company. Net earnings per share were $.39 in 1996 compared to $.08 in 1995.

In 1996, CVD delivered it's first systems to Taiwan and Australia and continued it's expansion into developing niches of the semiconductor equipment market. New designs are on the floor for Low Pressure Chemical Vapor Deposition Systems (LPCVD) and CVD's first system designed to handle Gallium Nitride depositions.

      Revenue

Revenues for the year were $5.0 million which was 91% more than the 1995 level of $2.6 million. The make-up of sales shifted heavily toward the commercial side at the expense of government related jobs and non-semiconductor related business. While government related agencies have averaged about 25% of CVD sales, in 1996 that number was only 10%. Non-semiconductor business was less than 10% after providing a much larger percentage in prior years.

A majority of sales for 1996 were concentrated with two customers who were the source of 70% of revenue. This reflects the confidence CVD has been developing with major customers as we now are supplying more production line equipment.

Costs and expenses

Operating margins continued to be favorably impacted by a drop in Cost of Sales to 60%. This is the third consecutive year of significant decreases. Payroll expense was up substantially as CVD grew from 23 people at the end of 1995 to 32 people at the end of 1996. The Company has been cautious in adding personnel so that sought after efficiency is not lost with the addition of new people. It is encouraging that despite the significant personnel increase, payroll expense as a percentage of sales was down to 26.8% from 36.5% one year earlier.

Selling expenses were incurred in 1996 as CVD added a salesman and incurred commission expense that it did not have in 1995. G&A was also increased as many payroll related overheads increased due to the change in headcount. However, taken together, Selling and G&A expenses dropped as a percentage of sales from 22.8% to 16% in 1996.

Interest expense dropped nearly 60% as CVD continued to aggressively pay off debt in 1996. By year end, debt was down to approximately $130,000 from $693,000 at the end of 1995. Subsequent to year end, another $35,000 has been paid bringing the balance to under $100,000.

Liquidity and Capital Resources

1996 Compared To 1995

Despite the record earnings for 1996, cash at the end of the year was $67,212 compared to $240,842 at the end of 1995. The cash reduction reflects the aggressive debt repayment program followed in 1996 as more than $564,000 was paid back to BNL. Accounts receivable, however, were significantly higher at year end by $290,163 versus year end 1995. A majority of the receivables will be collected in the first quarter of 1997.

The Company continued to reduce inventory in 1996 as more than $120,000 was used in production.

1995 COMPARED TO 1994

The year 1995 saw a decrease in overall sales but an increase in profitability to a level not experienced since the Company went public. Year end 1994 saw CVD's backlog at a low level of $1.3 million. Bookings in 1995 started slow but began picking up in the third quarter leading to the strong surge in fourth quarter orders. Following are the sales bookings by quarter:

                                    000's
                                    -----

            First Quarter           $   269
            Second Quarter          $   579
            Third Quarter           $   637
            Fourth Quarter          $ 1,939

By year end, the backlog was at $2.4 million. Some notable firsts occurred on the sales side during 1995. CVD received it's first major system order from Taiwan for a Liquid Phase Epitaxial Reactor. This system was delivered in February 1996. CVD also designed and installed it's first Crystal Growing system for growing Gallium Arsenide crystals. This piece of equipment further integrates CVD toward the front end of the chip making process. The Company's machines now not only provide the deposition on the wafers but can also produce the ingots that are used for wafers.

Revenue

Sales for the year 1995 were down 22% from 1994 to $2.6 million. The increase in new orders came too late in the year and could not outweigh the relative slowness of the beginning of the year. Revenue for the fourth quarter was approximately $1.0 million versus $1.6 million for the first nine months.

The make-up of sales continued along somewhat traditional lines in 1995. CVD shipped approximately 25% of invoices to government associated entities. Another 20% was shipped to one significant Fortune 50 Company who continues to draw on CVD for more of it's equipment needs. One surprising statistic was the 25% of sales that came from non-semiconductor sources. The emphasis placed on using our available engineering talent to build other types of equipment will continue even as semiconductor equipment bookings pick up.

Despite the drop in sales, pre-tax profit rose to $240,000 from a reported loss of $138,000 in 1994. This represents a profit of more than $.08 per share and is the highest level that the Company has achieved since going public.

Costs and Expenses

A major reason for the increased profitability on decreased sales was the steady improvement in cost of sales. In 1995, cost of sales dropped to 67% from 75% in 1994 and 83% in 1993. In 1994, the purchase to sales ratio was 30%, and in 1995 it was lowered to 21%. The reduction was the result of various factors including better purchasing controls and manufacturing of some parts previously purchased.

Payroll expense was another factor in the Company's profit improvement. Total payroll was more than $200,000 less in 1995 than in 1994. The successful fourth quarter points to the improved efficiencies of the work force which should carry well into 1996. An increasingly conservative approach to capitalizing labor will continue to reduce depreciation expense in subsequent years. In 1995, depreciation expense was $35,000 less than in 1994, and this reduction will be even greater in 1996. Interest expense was down nearly $9,000 in 1995 despite higher rates, and recent bank pay downs should decrease interest even more in 1996. (See Note 13 Subsequent Events).

Total G & A expense was slightly lower in 1995 compared to 1994. Despite rising costs, CVD managed to reduce expenditures in major areas like telephone, insurance and utilities to below 1994 levels. Legal expense remained high with more than $42,000 disbursed for legal services. However, the suit against CVD has been dismissed, so 1996 should see the benefit of reduced legal expenses associated with the law suit.

Liquidity and Capital Resources

1995 compared to 1994

By year end 1995, CVD's cash position improved to $240,842 from $59,080 at the beginning of the year. This was accomplished by a combination of improved earnings and a much slower debt reduction with BNL. Due to the relatively low level of sales early in 1995, we were unable to allocate cash toward principal reduction. As sales improved later in the year, we assigned a letter of credit for more than $300,000 to BNL. This system was delivered in the first quarter of 1996.

The Company continued to reduce inventory in 1995 as more than $88,000 was used in production.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by ITEM 7 is incorporated by reference in ITEM 13.

                            CVD EQUIPMENT CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FORM 10-KSB ITEM 7

                                   Years Ended
                           DECEMBER 31, 1996 and 1995

    ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C., CERTIFIED PUBLIC ACCOUNTANTS

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        Page No.
                                                                        --------
INDEPENDENT AUDITORS' REPORT..........................................       F-3

FINANCIAL STATEMENTS:

Consolidated balance sheets as of December 31, 1996 and 1995..........       F-4

Consolidated statements of income and retained earnings (accumulated
deficit) for the years ended December 31, 1996 and 1995...............       F-5

Consolidated statements of cash flows for the years ended December 31,
1996 and 1995.........................................................       F-6

Notes to consolidated financial statements............................  F-7-F-15

           [Letterhead of Albrecht, Viggiano, Zureck & Company, P.C.]

                                                    CERTIFIED PUBLIC ACCOUNTANTS
                                                                25 SUFFOLK COURT
                                                            HAUPPAUGE, NY  11788
                                                                  (516) 434-9500

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
CVD Equipment Corporation
Ronkonkoma, New York

We have audited the accompanying consolidated balance sheets of CVD Equipment Corporation and Subsidiary (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of income and retained earnings (accumulated deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVD Equipment Corporation and Subsidiary as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

Hauppauge, New York
March 14, 1997

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                                                          1996         1995
                                                        ----------  ------------
ASSETS (Pledged)
Current
  Cash and cash equivalents                            $    67,212  $   240,842
  Accounts receivable                                      616,018      325,855
  Costs and estimated earnings in excess of billings
    on uncompleted contracts, net of allowance for
    doubtful accounts                                    1,264,820      825,616
  Inventories                                               39,759      160,597
  Deferred tax asset, net of valuation allowance            67,736          -0-
  Other current assets, net of accumulated
    amortization                                            18,559       19,432
                                                       -----------  -----------
                                                         2,074,104    1,572,342
                                                       -----------  -----------
Property, Plant and Equipment, at cost - net of
    accumulated depreciation and amortization              827,203      960,496
                                                       -----------  -----------
Other Assets
    Loan receivable - officer                              500,000      494,934
    Other assets                                            65,720      105,073
                                                       -----------  -----------
                                                           565,720      600,007
                                                       -----------  -----------
                                                       $ 3,467,027  $ 3,132,845
                                                       ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
  Current maturities of long-term debt                 $   135,695  $   700,331
  Accounts payable                                         120,162      168,211
  Accrued expenses                                         120,290      237,515
  Income and other taxes payable                            53,297       17,907
  Billings in excess of costs on uncompleted                41,090      142,693
  contracts                                                   --           --
                      Total Current Liabilities            470,534    1,266,657
Long-Term Debt                                                 -0-        4,832
                                                       -----------  -----------
                                                           470,534    1,271,489
                                                       -----------  -----------

Stockholders' Equity
  Common stock - $0.01 par - shares authorized
    10,000,000; issued and outstanding 2,918,750            29,188       29,188
  Additional paid-in capital                             2,784,060    2,784,060
  Retained earnings (accumulated deficit)                  183,245     (951,892)
                                                       -----------  -----------
                                                         2,996,493    1,861,356
                                                       -----------  -----------
                                                       $ 3,467,027  $ 3,132,845
                                                       ===========  ===========

       See independent auditors' report and notes to financial statements

    ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C., CERTIFIED PUBLIC ACCOUNTANTS

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF INCOME AND RETAINED
                         EARNINGS (ACCUMULATED DEFICIT)
                     Years ended December 31, 1996 and 1995

                                                                    1996          1995
                                                                -----------   -----------
Revenues
  Net sales                                                     $ 1,480,451   $ 1,210,636
  Revenue on uncompleted contracts                                3,537,071     1,417,295
                                                                -----------   -----------
                                           Total Revenues         5,017,522     2,627,931
                                                                -----------   -----------
Costs and Revenues
  Cost of goods sold                                              1,139,504     1,018,003
  Costs on uncompleted contracts                                  1,872,613       732,799
                                                                -----------   -----------
                                   Total Cost of Revenues         3,012,117     1,750,802
                                                                -----------   -----------
                                             Gross Profit         2,005,405       877,129
Operating Expenses                                              -----------   -----------
  Selling and shipping                                              130,674        71,837
  General and administrative                                        676,789       539,054
                                                                -----------   -----------
                                 Total Operating Expenses           807,463       610,891
                                                                -----------   -----------
                Income Before Interest and Other Expenses         1,197,942       266,238
                                                                -----------   -----------
Interest
  Income                                                             37,105        34,251
  Expense                                                           (26,924)      (66,328)
                                                                -----------   -----------
                            Net Interest Income (Expense)            10,181       (32,077)
                                                                -----------   -----------
Other Income                                                          1,278         6,011
                                                                -----------   -----------
                                      Income Before Taxes         1,209,401       240,172

Income Tax Expense                                                   74,264         1,906
                                                                -----------   -----------
                                               Net Income         1,135,137       238,266

Accumulated Deficit at Beginning of Year                           (951,892)   (1,190,158)
                                                                -----------   -----------
    Retained Earnings (Accumulated Deficit) at End of Year      $   183,245   $  (951,892)
                                                                ===========   ===========
Net Income Per Share of Common Stock                            $      0.39   $      0.08
                                                                ===========   ===========
Weighted Average Number of Shares of
  Common Stock Outstanding                                        2,918,750     2,918,750
                                                                ===========   ===========


       See independent auditors' report and notes to financial statements.

    ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C., CERTIFIED PUBLIC ACCOUNTANTS

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1996 and 1995


                                                                     1996                   1995
                                                                 -----------           -----------
Cash Flows from Operating Activities
  Net income                                                     $ 1,135,137           $   238,266
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Deferred tax benefit                                             (67,736)                  -0-
    Bad debt expense                                                  25,000                   -0-
    Depreciation and amortization                                    313,492               386,131
    Increase in accrued interest on loan receivable - officer         (5,066)              (32,947)
    Increase in accounts receivable, costs and
      estimated earnings in excess of billings on uncompleted
      contracts, other current assets and other assets              (759,978)             (423,696)
    Decrease in inventories                                          120,838                88,588
    (Decrease) increase in accounts payable, accrued expenses, billings in excess of costs on uncompleted contracts, and
      income and other taxes payable                                (231,487)              102,070
                                                                 -----------           -----------
                   Net Cash Provided By Operating Activities         530,200               358,412
                                                                 -----------           -----------
Cash Flows from Investing Activities
  Increase in loan receivable - officer                                  -0-                (5,642)
  Capital expenditures                                              (134,362)             (105,216)
                                                                 -----------           -----------
                       Net Cash Used In Investing Activities        (134,362)             (110,858)
                                                                 -----------           -----------

Cash Flows from Financing Activities
  Payments on related party notes payable                                -0-               (35,000)
  Payments on debt                                                  (569,468)              (30,792)
                                                                 -----------           -----------

                       Net Cash Used in Financing Activities        (569,468)              (65,792)
                                                                 -----------           -----------

        Net (Decrease) Increase in Cash and Cash Equivalents        (173,630)              181,762

Cash and Cash Equivalents at Beginning of Year                       240,842                59,080
                                                                 -----------           -----------
                    Cash and Cash Equivalents at End of Year     $    67,212           $   240,842
                                                                 ===========           ===========
Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for:
    Income taxes                                                 $   104,000           $     9,127
    Interest                                                          26,488                53,371

       See independent auditors' report and notes to financial statements.

    ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C., CERTIFIED PUBLIC ACCOUNTANTS

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

Note 1 - Summary of Significant Accounting Policies

Description of Business

CVD Equipment Corporation and Subsidiary (the Company), a New York corporation, was organized and commenced operations in October 1982. Principal business activities include the manufacturing of chemical vapor deposition equipment, customized gas control systems, and hydrogen annealing and brazing furnaces, all of which are used primarily to produce semiconductors and other electronic components. The Company engages in business throughout the United States and Asia.

Basis of Consolidation

The consolidated financial statements include the accounts of CVD Equipment Corporation and its wholly-owned subsidiary, CVD Materials Corporation. CVD Materials Corporation, a New York corporation, was inactive for the years ended December 31, 1996 and 1995. The assets of CVD Materials Corporation were completely written off as of December 31, 1994. All significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

The Company's inventories balance represents raw materials. Inventories are valued at the lower of cost or market. The Company uses a cost system which approximates the first-in, first-out method. Materials used in work-in-process are included in costs and estimated earnings in excess of billings on uncompleted contracts. There were no finished goods in inventories.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Property, Plant and Equipment and Intangibles

Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The cost of certain labor and overhead, as well as software, which is expected to benefit future periods, has been capitalized and amortized. Depreciation and amortization are computed by the straight-line method for financial purposes over the estimated useful lives of the assets.

                        See independent auditors' report.

    ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C., CERTIFIED PUBLIC ACCOUNTANTS

                     CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1996 and 1995

Note 1 - Summary of Significant Accounting Policies (continued)

Revenue and Income Recognition

The Company recognizes revenues and income using the percentage-of-completion method for complex major products while revenues from other products are recorded when such products are shipped. Profits on contracts for complex major products are recorded on the basis of the Company's estimates of the percentage-of-completion of individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Under this method, revenues are recognized based on labor costs incurred to date compared with total estimated labor costs.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed, net of an allowance for doubtful accounts.

The liability, "Billings in excess of costs on uncompleted contracts," represents amounts billed in excess of revenues earned.

Accounts Receivable

Accounts receivable are considered fully collectible and are presented net of a zero allowance for doubtful accounts.

Product Warranty

The Company records warranty costs as incurred and does not provide for possible future costs. Management estimates such costs to be insignificant.

Net Income or Loss Per Share

Net income or loss per share is calculated based on the weighted average number of shares of common stock outstanding during the year. Outstanding options were not included in the weighted average number of outstanding shares as their effect would be either immaterial or antidilutive.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                        See independent auditors' report.

    ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C., CERTIFIED PUBLIC ACCOUNTANTS

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

Note 2 - Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

                                                          1996          1995
                                                      -----------   -----------
Costs incurred on uncompleted contracts               $ 3,680,475   $ 2,211,689
Estimated earnings                                      1,014,192       (15,976)
                                                      -----------   -----------
                                                        4,694,667     2,195,713
Billings to date                                        3,470,937     1,512,790
                                                      -----------   -----------
                                                      $ 1,223,730   $   682,923
                                                      ===========   ===========
Included in accompanying balance sheets
  under the following captions:
  Costs and estimated earnings in excess
    of billings on uncompleted contracts              $ 1,264,820   $   825,616
  Billings in excess of costs and
    estimated earnings on uncompleted contracts           (41,090)     (142,693)
                                                      -----------   -----------
                                                      $ 1,223,730   $   682,923
                                                      ===========   ===========

Costs and estimated earnings in excess of billings on uncompleted contracts are reported net of an allowance for doubtful accounts of $25,000 and $-0- as of December 31, 1996 and 1995, respectively

Note 3 - Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:

                                                                      Estimated
                                               1996       1995     Useful Lives
                                               ----       ----     ------------
      Land                                 $  550,939  $  550,939
      Machinery and equipment                 211,111     532,656    4-8 years
      Capitalized labor and overhead        1,768,262   2,311,325    3-4 years
      Furniture and fixtures                  186,441     159,571      8 years
      Automobiles                              24,557      29,266      3 years
      Leasehold improvements                   12,014     218,574      5 years
                                           ----------  -----------
                                            2,753,324   3,802,331
      Less:  Accumulated depreciation
        and amortization                    1,926,121   2,841,835
                                           ----------  -----------
                                           $  827,203  $  960,496
                                           ==========  ===========
      Depreciation and amortization
        expense relating to the above      $  267,605  $  339,492
        assets                             ==========  ===========

                        See independent auditors' report.

    ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C., CERTIFIED PUBLIC ACCOUNTANTS

                     CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 1996 and 1995

Note 4 - Other Assets

Other assets consist of the following:
                                                        1996              1995
                                                     ---------        ---------
Software                                             $ 540,345        $ 535,277
Less:  Accumulated amortization                        479,053          433,166
                                                     ---------        ---------
Net software                                            61,292          102,111
                                                     ---------        ---------

IDA loan costs                                          16,040           16,040
Less:  Accumulated amortization                        (16,040)         (16,040)
                                                     ---------        ---------
Net IDA loan costs                                         -0-              -0-
                                                     ---------        ---------
Patents and trademarks                                   3,275            3,275
Less:  Accumulated amortization                         (3,275)          (3,275)
                                                     ---------        ---------
Net patents and trademarks                                 -0-              -0-
Security deposits                                        2,700            2,962
Miscellaneous                                            1,728              -0-
                                                     ---------        ---------
Total other assets                                   $  65,720        $ 105,073
                                                     =========        =========

Software additions for the years 1996 and 1995 totaled $5,068 and $61,447, respectively. The amortization of the software costs was $45,887 and $46,639 in 1996 and 1995, respectively. Software costs are amortized over three years. There were no additions to the IDA loan costs or patents and trademarks for 1996 or 1995.

Note 5 - Long-Term Debt

                                                             1996        1995
                                                         -----------  ---------
BANCA NAZIONALE DEL LAVORO
   Collateralized by a lien on the Company's
   assets; payable in monthly installments of
   $25,000 plus interest at the prime rate until
   June 30, 1997                                         $   130,863  $ 693,000

FORD MOTOR CREDIT CORP
   Collateralized by a lien on the Company's
   automobile; payable in 48 monthly installments
   of $622 including interest of 7.9% per annum;
   final payment due August 1997                               4,832     12,163
                                                         -----------  ---------
                                                             135,695    705,163
  Less:  Current maturities                                  135,695    700,331
                                                         -----------  ---------
                                                          $      -0-  $   4,832
                                                         ===========  =========

                        See independent auditors' report.

    ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C., CERTIFIED PUBLIC ACCOUNTANTS

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

Note 5 - Long-Term Debt (continued)

As of December 31, 1996, Banca Nazionale del Lavoro has extended the final maturity date from December 1, 1996 to June 30, 1997.

All long-term debt matures in 1997.

Note 6 - Income Taxes

The provision for income taxes include the following for the year ended December 31, 1996.

                                                   1996                1995
                                                 ---------         -------------
      Current:
        Federal                                  $ 133,000                   -0-
        State                                        9,000                 1,906
      Deferred tax benefit:
        Federal                                    (58,822)                  -0-
        State                                       (8,914)                  -0-
                                                 ---------          ------------
                                                 $  74,264          $      1,906
                                                 =========          ============

The Company had net operating loss carryforwards at December 31, 1995 for tax purposes that were offset against current taxable income and fully utilized in 1996.

The Company has investment tax credit carryforwards for tax purposes amounting to $102,155 that may be offset against future tax liabilities through the year 2004 which expire as follows:

   Amount of investment
    tax credit carryforward         $ 22,335    $ 25,000    $ 26,600    $ 28,220

   Year of origination                  1985        1987        1988        1989
   Year of expiration                   2000        2002        2003        2004

Deferred income taxes are recognized for differences between the bases of assets and liabilities for financial statement and income tax purposes. The difference in income between financial reporting and income tax purposes relates primarily to the use of different depreciation methods for book and tax purposes. A valuation allowance equal to $227,238 and $680,500 has been established against net deferred tax assets of $294,975 and $680,500 as of December 31, 1996 and 1995, respectively.

                        See independent auditors' report.

    ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C., CERTIFIED PUBLIC ACCOUNTANTS

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

Note 6 - Income Taxes (continued)

The effective tax rate on income taxes was less than the federal statutory rate. The following summary reconciles taxes at the federal statutory rate with the actual taxes.

                                                       1996             1995
                                                  --------------   ------------

Earnings before income taxes                         $ 1,209,401    $   238,266
Add:  Nondeductible expenses                              18,134         15,658
  Timing differences due to:
   Use of accelerated depreciation methods
     for tax purposes                                     50,619         55,267
   Allowance for doubtful accounts                        25,000            -0-
                                                     -----------    -----------
                                                       1,303,154        309,191
Less:  Capitalization of additional costs to
       inventory for tax purposes                        (10,223)         1,495
  Net operation loss carryforward                       (662,168)      (285,901)
  Tax basis of assets sold                              (157,051)       (10,316)
  Abatement of tax penalties                              (4,928)           -0-
  Timing difference due to use of different
    amortization methods for tax purposes                 (3,423)       (14,469)
                                                     -----------    -----------
                             Taxable Income          $   465,361    $       -0-
                                                     ===========    ===========
Federal taxes at statutory rate                      $   155,163    $       -0-
Investment tax credit carryforward                       (22,163)           -0-
                                                     -----------    -----------
                      Federal Tax Provision          $   133,000    $       -0-
                                                     ===========    ===========

Note 7 - Commitments

Leases

On August 1, 1996, the Company renewed its lease for a term of five years expiring on July 31, 2001 for its headquarters and operations in Ronkonkoma, New York. Minimum rental commitments for the next five years are as follows:

     For the year ending December 31, 1997                           $   119,656
                                      1998                               123,245
                                      1999                               126,942
                                      2000                               130,751
                                      2001                                77,589

Rental expense for operating leases including the above lease amounted to $118,178 and $115,327 for 1996 and 1995, respectively.

                        See independent auditors' report.

    ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C., CERTIFIED PUBLIC ACCOUNTANTS

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

Note 8 - Non-Qualified Stock Option Plans

The Company instituted a non-qualified stock option plan in December 1986 whereby options can be granted from time to time for up to 300,000 shares of the Company's $0.01 par value common stock. All full time employees except Leonard
A. Rosenbaum, President, are eligible to receive options, which are granted by the Stock Option Committee designated by the Company's Board of Directors. The exercise price of options granted would have been the lowest trading price of the Company's common stock in the year of grant. The plan terminated on December 31, 1996.

In June 1989, the Company instituted a non-qualified stock option plan for key employees whereby options can be granted from time to time for up to 700,000 shares of the Company's $0.01 par value common stock. In 1996, no options were exercised and 84,000 additional options were granted under the plan. Options vest over a four year period. The plan shall terminate on June 15, 1999.

In October 1995, the Financial Accounting Standards Board issued FASB 123, Accounting for Stock-Based Compensation, which is effective for years beginning after December 15, 1995. As permitted under FASB 123, the Company has elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but will continue to account for such compensation under the provisions of APB Opinion No. 25. Accordingly, no compensation expense has been recognized for stock options awarded. Had compensation cost for the Company's plan been determined consistent with the methodology prescribed under SFAS No. 123, there would have been no significant impact on the Company's operations for the year ended December 31, 1996.

Note 9 - Segment Information and Significant Customers

Significant Customers

The Company considers itself to be in a single industry defined as the manufacturing of equipment for use in the production of semi-conductors and related products. In 1996 and 1995, the Company had one significant customer which represented 61% and 21%, respectively, of sales and 57% and 29% of the total accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts at the respective year-ends.

Export Sales

Export sales to unaffiliated customers totaled $421,021 and $168,670 or 8% and 6% of sales for the years ended December 31, 1996 and 1995, respectively. Export sales in 1996 and 1995 were primarily to customers in Asia. All contracts are denominated in U.S. dollars. The Company does not enter into any foreign exchange contracts.

                        See independent auditors' report.

    ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C., CERTIFIED PUBLIC ACCOUNTANTS

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

Note 10 - Related Party Transactions

As of December 31, 1996 and 1995, Mr. Rosenbaum owed $500,000 and $494,934, respectively, to the Company. Original debt was payable on demand with interest at the prime rate plus one percent. The debt was renegotiated on December 19, 1996, so that interest only was due on January 1, 1997, for the twelve days ended December 31, 1996 and thereafter, the debt shall be payable in equal monthly installments of $3,008 consisting of principal and interest at the fixed rate of 7.0% on the first day of each month beginning February 1, 1997 with the remaining principal balance to be due and payable on January 1, 2007. The interest accrued on the debt totaled $1,542 and $161,940 as of December 31, 1996 and 1995, respectively.

Martin J. Teitelbaum is a Director and General Counsel for the Company. The company incurred legal fees for his professional services of $14,829 and $16,025 for the years ended December 31, 1996 and 1995, respectively.

Note 11 - Contingencies

Cash

The Company places its temporary cash investments with one financial institution and often exceeds the FDIC limit.

Product Liability Insurance

Currently, the Company maintains no product liability insurance on the products it manufactures and sells. Previous attempts to secure this coverage have proven too costly for the Company.

Note 12 - Disclosures About Fair Value of Financial Instruments

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Fair value estimates are based on many judgments. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumption could significantly affect the estimates.

Fair value estimates do not apply to the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments in accordance with generally accepted accounting principles. Significant assets that are not considered financial instruments include premises and equipment.

                        See independent auditors' report.

    ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C., CERTIFIED PUBLIC ACCOUNTANTS

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995

Note 12 - Disclosures About Fair Value of Financial Instruments (continued)

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose estimated fair values of its financial instruments. Financial instruments are defined as cash, evidence of an ownership in an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument.

Fair value is defined as the amount at which such financial instruments could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted price, if one exists. Fair value estimates, methods and assumptions are set forth below for the Company's financial instruments.

Cash, Accounts Receivable, Accounts Payable, Accrued Expenses, Billings in Excess of Costs on Uncompleted Contracts and Costs and Estimated Earnings in Excess of Billings on Uncompleted Contracts

The carrying amounts approximate fair value because of the short maturity of those instruments.

Loan Receivable - Officer

The carrying amount of this variable rate loan is a reasonable estimate of its fair value.

Current Maturities of Long-Term Debt

The fair value of the Company's current maturities of long-term debt is estimated based on the current rates offered to the Company for debt of the same remaining maturity.

                        See independent auditors' report.

    ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C., CERTIFIED PUBLIC ACCOUNTANTS

                   INDEX TO SUPPLEMENTARY FINANCIAL SCHEDULES

                                                                        Page No.
                                                                        --------
Independent Auditors' Report on Supplementary Information................    S-2

Supplementary Financial Schedules:

   II.   Amounts receivable from related parties and
         underwriters, promoters, and employees other
         than related parties............................................    S-3

   V.    Property, plant and equipment...................................    S-4

   VI.   Accumulated depreciation and amortization
         of property, plant and equipment................................    S-5

   IX.   Supplementary income statement information......................    S-6

     ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C., CERTIFIED PUBLIC ACCOUNTANTS

A L B R E C H T , V I G G I A N O , Z U R E C K
          & C O M P A N Y , P . C.

                                                    CERTIFIED PUBLIC ACCOUNTANTS
                                                                25 SUFFOLK COURT
                                                            HAUPPAUGE, NY  11788
                                                                  (516) 434-9500

            INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION

To the Board of Directors and Stockholders
CVD Equipment Corporation
Ronkonkoma, New York

We have audited and reported separately herein on the consolidated financial statements of CVD Equipment Corporation and subsidiary (the Company) as of and for the years ended December 31, 1996 and 1995.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements of the Company taken as a whole. The supplementary information included in Form 10-KSB, Schedules II, III, V, VI and IX is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Hauppauge, New York
March 14, 1997

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                            FORM 10-KSB, SCHEDULE II
            AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                     Years ended December 31, 1996 and 1995

            Col. A                   Col. B      Col. C            Col. D            Col. E
---------------------------------  ----------  ----------  ----------------------  ----------
                                                                 Deductions
                                                           ----------------------
                                   Balance at                 (1)          (2)      Balance at
                                   Beginning                Amounts      Amounts      End of
         Name of Debtor            of Period   Additions   Collected   Written off    Period
---------------------------------  ----------  ----------  ----------  -----------  ----------
1996:
  Leonard A. Rosenbaum, President
  Maturity: January 1, 2007
  Interest: 7% per annum           $  494,934  $   30,388  $   25,322  $       -0-  $  500,000

1995:
  Leonard A. Rosenbaum, President
  Term: Demand
  Interest: Prime + 1% per annum      456,344      38,590         -0-          -0-     494,934

                        See independent auditors' report.

    ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C., CERTIFIED PUBLIC ACCOUNTANTS

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                             FORM 10-KSB, SCHEDULE V
                          PROPERTY, PLANT AND EQUIPMENT
                     Years ended December 31, 1996 and 1995

            Col. A                    Col. B      Col. C       Col. D       Col. E
--------------------------------    ----------  ----------   -----------   ----------
                                    Balance at                 Other       Balance at
                                    Beginning   Additions     Changes -      End of
          Description               of Period    at Cost     Add (Deduct)    Period
--------------------------------    ----------  ----------   -----------   ----------
1996:
  Land                            $   550,939                             $   550,939
  Machinery and equipment             532,656  $    45,363   $  (366,908)     211,111
  Capitalized labor and overhead    2,311,325       62,129      (605,192)   1,768,262
  Furniture and fixtures              159,571       26,870                    186,441
  Automobiles                          29,266                     (4,709)      24,557
  Leasehold improvements              218,574                   (206,560)      12,014
                                  -----------  -----------   -----------  -----------
                                  $ 3,802,331  $   134,362   $(1,183,369) $ 2,753,324
                                  ===========  ===========   ===========  ===========
1995:
  Land                            $   550,939                             $   550,939
  Machinery and equipment             961,433  $     1,040   $  (429,817)     532,656
  Capitalized labor and overhead    2,211,796       99,529                  2,311,325
  Furniture and fixtures              154,921        4,650                    159,571
  Automobiles                          29,266                                  29,266
  Leasehold improvements              218,574                                 218,574
                                  -----------  -----------   -----------  -----------
                                  $ 4,126,929  $   105,219   $  (429,817) $ 3,802,331
                                  ===========  ===========   ===========  ===========

                        See independent auditors' report.

    ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C., CERTIFIED PUBLIC ACCOUNTANTS

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                            FORM 10-KSB, SCHEDULE VI
   ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                     Years ended December 31, 1996 and 1995

            Col. A                  Col. B      Col. C       Col. D       Col. E
--------------------------------  ----------  ----------   -----------   ----------
                                              Additions
                                  Balance at  Charged to     Other       Balance at
                                  Beginning    Costs and    Changes -      End of
          Description             of Period    Expenses    Add (Deduct)    Period
--------------------------------  ----------  ----------   -----------   ----------
1996:
  Machinery, equipment and
    capitalized labor
    and overhead                  $2,463,950  $  250,959  $  (972,101)  $1,742,808
  Furniture and fixtures             134,755      11,987                   146,742
  Automobiles                         24,510       4,091       (4,044)      24,557
  Leasehold improvements             218,620         568     (207,174)      12,014
                                  ----------  ----------  -----------   ----------
                                  $2,841,835  $  267,605  $(1,183,319)  $1,926,121
                                  ==========  ==========  ===========   ==========
1995:
  Machinery, equipment and
    capitalized labor
    and overhead                  $2,574,513  $  319,254  $  (429,817)  $2,463,950
  Furniture and fixtures             125,316       9,439                   134,755
  Automobiles                         16,324       8,186                    24,510
  Leasehold improvements             216,007       2,613                   218,620
                                  ----------  ----------  -----------   ----------
                                  $2,932,160  $  339,492  $  (429,817)  $2,841,835
                                  ==========  ==========  ===========   ==========

                        See independent auditors' report.

    ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C., CERTIFIED PUBLIC ACCOUNTANTS

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                            FORM 10-KSB, SCHEDULE IX
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                     Years ended December 31, 1996 and 1995

                Col. A                                        Col. B
-------------------------------------              -----------------------------
                                                   Charges to Costs and Expenses
                                                   -----------------------------
    Item                                              1996               1995
    ----                                           ----------         ---------

1.  Amortization of intangible assets              $  45,887          $  46,639

                        See independent auditors' report.

    ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C., CERTIFIED PUBLIC ACCOUNTANTS

                                    PART III

ITEM  9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The following sets forth, with respect to each director, his age, present position with the Company, principal occupation during the past five years, other directorships, if any, and the year he first became a director of the Company.

                                       Position With                   Director
Name of Director            Age        the Company                      Since
----------------            ---        -------------                   --------
Leonard A. Rosenbaum        51         President and                    1982
                                       Chief Executive Officer
Alan H. Temple, Jr.         63         None                             1986
Joseph J. Saccardi          48         Chief Financial Officer          1991
                                       Secretary
Martin J. Teitelbaum        47         Assistant Secretary              1985
Albert G. Metzler           49         None                             1993

Leonard A. Rosenbaum founded the Company in October, 1982 and has been it's President and Chief Executive Officer and a director since that date. From 1971 until the time of his affiliation with the Company in 1982, Mr. Rosenbaum was President and a director and principal stockholder of Nav-Tec Industries, Inc.,Hauppauge, New York, a manufacturer of semiconductor processing equipment similar to the type of equipment presently manufactured by the Company. Nav-Tec Industries, Inc. suspended operations, as related to the type of equipment presently manufactured by the Company, in 1984. From 1966 through 1971, Mr. Rosenbaum was employed by a division of General Instrument, Westbury, New York, a manufacturer of semiconductor materials and equipment.

Alan H. Temple, Jr. has, since 1977, been President of Harrison Homes, Inc.,Pittsford, New York, a building and consulting firm.

Joseph J. Saccardi joined CVD Equipment on February 25, 1991. Prior to joining CVD, Mr. Saccardi was Vice-President, Finance and Administration at the Festo Corporation for a period of 7 years. Mr. Saccardi has also held the position of Director of Financial Planning at Teleprompter Corporation (1979-1983) and Manager of Financial Analysis at United States Lines (1975- 1979).

Martin J. Teitelbaum was a partner in the law firm of Guberman and Teitelbaum, Smithtown, New York from February 1977 through December 1987. From January 1988 to date, Mr. Teitelbaum has been principal attorney for the Law Offices of Martin J. Teitelbaum. Mr. Teitelbaum became a director of the Company in 1985. From September 23, 1986 to December 31, 1986 he served as Corporate Secretary. Since January 1, 1987 he has served as the Assistant Secretary. Mr. Teitelbaum serves as General Counsel to CVD Equipment Corporation.

Albert G. Metzler has, since 1972, been Sales Manager of R.S. Crum & Co., a distributor of valves and valve fittings. Mr. Metzler was formerly a director from 9/28/83 to 5/29/86. R.S. Crum is a supplier to CVD Equipment Corporation.

All directors hold office until the next annual meeting of stockholders of the Company or until their successors are elected and qualify.

The Board of Directors met two times during 1996. All meetings were attended by Messrs. Rosenbaum, Temple, Saccardi, Teitelbaum, Metzler.

ITEM 10.    EXECUTIVE COMPENSATION
            Remuneration

            The following table sets forth certain information as to each of the Company's most highly compensated executive officers whose cash compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

            Name and Principal                              Annual
            Position                      Year              Compensation
            ------------------            ----              ------------
            Leonard A. Rosenbaum          1996              $139,126
              President and Chief         1995              $132,571
              Executive Officer           1993              $134,786

            The Company owns life insurance on the life of Leonard A. Rosenbaum in the amount of $2,000,000. The Company is the sole beneficiary of said policy.

            The Company adopted a non-qualified stock option plan in December, 1986 for eligible salaried employees. Options will be awarded by the Board of Directors or by a committee appointed by the Board. Under the Plan, an aggregate of 300,000 shares of Common Stock, $.01 par value, of the Company are reserved for issuance or transfer upon the exercise of options which are granted. Unless otherwise provided in the Option Agreement, an option granted under the plan shall become exercisable in 25% installments commencing one year from the anniversary date of the grant. The purchase price of an option shall be the lowest price per share that the common stock traded during the calendar year in which the option is granted. The plan terminated on December 31, 1996.

            In June 1989, the shareholders approved a non-qualified stock option plan covering key employees, officers and directors. Options will be awarded by the Board of Directors or by a committee appointed by the Board.

            Under the Plan an aggregate of 700,000 shares of Common Stock, $.01 par value of the Company are reserved for issuance or transfer upon the exercise of options which are granted. Unless otherwise provided in the Option Agreement, an option granted under the plan shall become exercisable in 25% installments commencing one year from the anniversary date of the grant. The purchase price of the Common Stock under each option shall be the average bid price per share, calculated on a monthly basis, that the Common Stock (as reported by NASDAQ) traded during the calendar year immediately preceding the year in which the option is granted. The Plan shall terminate on June 15, 1999.

            In 1996 no options were exercised from this plan, and 84,000 options were granted.

            Other than the one remaining non-qualified stock option plan, the Company has no pension or profit sharing plan or other contingent forms of remuneration.



ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            AND MANAGEMENT

            (a)   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

            Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of any class of the Company's voting shares on March 1, 1997:

                                                Amount and
      Title                                     Nature of
      of          Name and Address of           Beneficial            Percentage
      Class       Beneficial Owner              Ownership (1)         of Class
      -----       ----------------              -------------         --------

      Common      Leonard A. Rosenbaum          1,280,450               43.9%
                  1881 Lakeland Avenue
                  Ronkonkoma, NY 11779

      Common      Alan H. Temple, Jr.             147,000                5.0%
                  10 Harrison Circle
                  Pittsford, N.Y. 14534

(1) Except as noted, all shares are beneficially owned, and the sole voting and investment power is held, by the persons named.

            (b)   SECURITY OWNERSHIP OF MANAGEMENT

      The following table sets forth as of March 1, 1997, information concerning the beneficial ownership of each class of equity security by each director and all directors and officers of the Company as a group:

                                          Amount and
Title                                     Nature of
 of         Name and Address              Beneficial (1)        Percentage
Class       Beneficial Owner              Ownership             of Class
-----       ----------------              ---------             --------
Common      Leonard A. Rosenbaum          1,280,450               43.9%
Stock       1881 Lakeland Avenue
            Ronkonkoma, NY 11779

Common      Martin J. Teitelbaum              2,000 (2)           *
Stock       329 Middle Country Road
            Smithtown, NY 11787

Common      Alan H. Temple, Jr.             147,000                5.0%
Stock       10 Harrison Circle
            Pittsford, NY 14534

Common      Joseph J. Saccardi               32,000 (3)            1.1%
Stock       1881 Lakeland Avenue
            Ronkonkoma, NY 11779

Common      Albert Metzler                   54,900 (4)            1.0%
Stock       85 Shellbank Place
            Rockville Centre, NY 11570

Common      All Directors and             1,516,350               51.9%
Stock       Officers as a group
            (four persons)

*  Less than .1%

(1) Except as noted, all shares are beneficially owned, and the sole voting and investment power is held by the persons named.
(2) Shares are held by Mr. Teitelbaum's wife and beneficial ownership thereof is disclaimed by Mr. Teitelbaum.
(3) 22,000 shares are held by Mr. Saccardi for his minor children, as to which he disclaims beneficial ownership.
(4) Includes an aggregate of 9,900 shares held by Mr. Metzler in custody for his minor children as to which he disclaims beneficial interest


            c)    CHANGES IN CONTROL

      The Company knows of no contractual arrangements which may at a subsequent date result in a change of Company control.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In February, 1986 the Company lent $980,000 to an unaffiliated real estate partnership collateralized by a mortgage on 72 acres of vacant land in Suffolk County, New York which included approximately 25 acres Leonard
      A. Rosenbaum, the Company's president, agreed to purchase as a site for a new plant. In August, 1986, $965,000 was exchanged for approximately
      25 acres of land, approximately 10 acres which was purchased by the Company for its new plant and approximately 15 acres of which were purchased by Leonard A. Rosenbaum in exchange for a promissory note of $548,207. The promissory note, which was payable on demand was collateralized by the 14.8 acres of land owned by Mr. Rosenbaum.

      In November 1987, Leonard Rosenbaum personally borrowed $650,000 from The Bank of New York and used the proceeds to pay off the remaining debt he had with the Company. In order for Mr. Rosenbaum to secure this note, CVD Equipment Corporation had to provide the bank with a corporate guaranty. In the course of a paydown and refinancing of this obligation during the first quarter of 1995, CVD Equipment Corporation has been released from this guaranty.

      As of December 31, 1995, as a result of payments by CVD based upon the guaranty, Leonard Rosenbaum was indebted to CVD Equipment Corporation for $494,934 which included interest at prime plus 1%, all of which was due and payable upon demand.

      On December 19, 1996, Leonard Rosenbaum entered into a Modification/Extension agreement with CVD Equipment Corporation. The agreement calls for Leonard Rosenbaum to make monthly payments starting February 1, 1997 in the amount of $3008.44 consisting of reduction of principal and 7% per annum interest. Other terms of the agreement call for any outstanding principal balance due to be paid either at time of sale of the property or no later than January 1, 2007.

      On March 21, 1997, Leonard Rosenbaum entered into a contract for sale of the land. Upon completion of the land sale within the next year, it is expected that the remaining balance of the loan will be repaid in full.

      During 1996, the Company incurred $14,829 in legal fees to Martin J. Teitelbaum. Mr. Teitelbaum, a director of the Company, is the principal attorney for the law offices of Martin J. Teitelbaum.

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM
          10-KSB

            (A)   1. EXHIBITS


     (3)    Articles of incorporation and by-laws
     (4)    Instruments defining the rights of holders, including indentures
     (9)    Voting trust agreement
    (10)    Material contracts
    (11)    Statement re: computation of per share earnings
    (13)    Annual or quarterly reports, Form 10QSB
    (18)    Letter on change in accounting principles
    (19)    Previously unfiled documents
    (21)    Subsidiaries of the registrant
    (22) Published report regarding matters submitted to vote (23) Consent of experts and counsel (24) Power of attorney (28) Information from reports furnished to state insurance authorities
    (99)    Additional exhibits

            All items included by reference.

            (a).2 Financial Statements

            The following financial statements of CVD Equipment Corporation are included in Part II, Item 7:


            Report of Independent Certified Public Accountants.............  F-3
            Balance Sheets - December 31, 1996, and 1995...................  F-4
            Statements of Operations & Retained Deficit
                  Years Ended December 31, 1996, and 1995..................  F-5
            Statements of Cash Flows
                  Years Ended December 31, 1996, and 1995..................  F-6
            Summary of Accounting Policies..........................    F-7--F-8
            Notes to the Financial Statements.......................   F-9--F-15

      (a)  3.  Financial Statement Schedules

            Report of Independent Certified Public
                  Accountants..............................................  S-2

            Schedules:

            II.   Amounts receivable from Related Parties and
                  Underwriters, Promoters and Employees other
                  Than Related Parties.....................................  S-3
            V.    Property, Plant and Equipment............................  S-4
            VI.   Accumulated depreciation and amortization
                  of property, plant and equipment.........................  S-5
            IX.   Supplementary Income Statement Information...............  S-6

            All other schedules are omitted because they are not applicable, or not required, or because information is included in the consolidated financial statements or notes thereto.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March 1997.

                                          CVD EQUIPMENT CORPORATION


                                          By /s/ Leonard A. Rosenbaum
                                             -------------------------
                                             Leonard A. Rosenbaum
                                             President
                                             Chief Executive Officer

            Pursuant to the requirements of the Securities and Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   /s/ Leonard A. Rosenbaum          President, Chief
                  --------------------------------   Executive Officer and
                   Leonard A. Rosenbaum              Director

                  /s/ Alan H. Temple, Jr.            Director
                  --------------------------------
                  Alan H. Temple, Jr.


                  /s/ Martin J. Teitelbaum           Director
                  --------------------------------
                  Martin J. Teitelbaum

                                                     Chief Financial
                  /s/ Joseph J. Saccardi             Officer and
                  --------------------------------   Director
                  Joseph J. Saccardi


                  /s/ Albert G. Metzler              Director
                  --------------------------------
                  Albert G. Metzler