Form 10QSB
period 1997-03-31
CVD EQUIPMENT CORP
filed 1997-05-08
CIK 766792

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended     3-31-97

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

             For the transition period from           to
                                            ---------    ---------

             Commission file number
                                   -------------------------------

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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes      No
                                                  ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

2,918,750 SHARES OF COMMON STOCK,$.01 PAR VALUE AS OF 3-31-97

                               CVD EQUIPMENT CORP.
                                  BALANCE SHEET
                                     ASSETS
                                 MARCH 31, 1997



                                                 MARCH 31
                                                   1997
                                                ----------
CURRENT ASSETS:
          CASH                                  $  180,543
          ACCOUNTS RECEIVABLE                      494,954
          COST IN EXCESS OF BILLINGS             1,367,642
          INVENTORIES                               83,377
          DEFERRED TAX                              67,736
          OTHER CURRENT ASSETS                      23,286
                                                ----------
TOTAL CURRENT ASSETS                             2,217,538

PROPERTY, PLANT, & EQUIPMENT
at cost & net of accumulated depreciation          806,289

OTHER ASSETS:
          LOAN RECEIVABLE-OFFICER                  505,740
          OTHER                                     63,967
                                                ----------
TOTAL OTHER ASSETS                                 569,707

TOTAL ASSETS                                     3,593,534
                                                ==========

                               CVD EQUIPMENT CORP.
                                  BALANCE SHEET
                       LIABILITIES & STOCKHOLDER'S EQUITY
                                 MARCH 31, 1997



                                                        MARCH 31
                                                          1997
                                                       ----------
CURRENT LIABILITIES:
          NOTES PAYABLE                                $        0
          CURRENT MATURITIES OF LONG TERM DEBT             98,311
          ACCOUNTS PAYABLE                                157,341
          BILLINGS IN EXCESS OF COST                       18,144
          OTHER CURRENT LIABILITIES                       117,530
                                                       ----------
TOTAL CURRENT LIABILITIES                                 391,326

LONG TERM DEBT                                                  0
                                                       ----------
TOTAL LIABILITIES                                         391,326

STOCKHOLDERS EQUITY
          COMMON STOCK - $.01 PAR
          AUTHORIZED 10,000,000 SHARES
          ISSUED & OUTSTANDING  2,918,750 SHARES           29,188

          ADDITIONAL PAID-IN CAPITAL                    2,784,060
          RETAINED EARNINGS                               388,960
                                                       ----------
TOTAL EQUITY                                            3,202,208

TOTAL LIABILITIES & EQUITY                              3,593,534
                                                       ==========

                               CVD EQUIPMENT CORP.
                     STATEMENT OF INCOME & RETAINED EARNINGS
                                 MARCH 31, 1997

                                                                THREE MONTHS ENDED
                                                                     MARCH 31
                                                               1997             1996
                                                            ----------       ----------
REVENUES
          NET SALES                                         $   83,967       $  427,961
          REVENUE ON UNCOMPLETED CONTRACTS                   1,022,864          638,918
                                                            ----------       ----------
TOTAL REVENUE                                                1,106,831        1,066,879

COST OF GOODS SOLD                                             705,065          637,433
                                                            ----------       ----------
GROSS PROFIT                                                   401,766          429,446

OPERATING EXPENSES
          SELLING, SHIPPING, & GENERAL ADMINISTRATIVE          203,565          248,582
          INTEREST EXPENSE                                       2,776           12,974
                                                            ----------       ----------
TOTAL OPERATING EXPENSE                                        206,341          261,556

OPERATING INCOME (LOSS)                                        195,425          167,890

OTHER INCOME (INCLUDING INTEREST INCOME)                        10,840            8,564
                                                            ----------       ----------
INCOME BEFORE PROVISION FOR TAX                                206,265          176,454

PROVISION FOR TAX                                                  550                0
                                                            ----------       ----------
NET INCOME (LOSS)                                              205,715          176,454

RETAINED EARNINGS AT BEGINNING                                 183,245         (951,893)
RETAINED EARNINGS AT END                                       388,960         (775,439)
                                                            ==========       ==========

EARNINGS (LOSS) PER COMMON SHARE                                  0.07             0.06

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                           2,918,750        2,918,750

                               CVD EQUIPMENT CORP.
                             STATEMENT OF CASH FLOWS
                                 MARCH 31, 1997

                                               THREE MONTHS ENDED
                                                    MARCH 31
                                              1997             1996
                                           ---------        ---------
CASH FLOWS FROM ACTIVITIES
          NET INCOME (LOSS)                $ 205,715        $ 176,454

          DEPRECIATION                        31,295           64,367

DECREASE IN:
          ACCOUNTS RECEIVABLES               121,064          193,779
          COST IN EXCESS OF BILLINGS        (102,822)         (94,596)
          INVENTORIES                        (43,618)          40,000
          OTH CURRENT ASSETS                  (4,541)           1,865
          OTHER ASSETS                         1,566            6,517

INCREASE IN:
          ACCOUNTS PAYABLE                    37,178           27,857
          BILLINGS IN EXCESS OF COST         (22,946)               0
          OTH CURRENT LIABILITIES            (56,055)        (199,522)
                                           ---------        ---------
TOTAL ADJUSTMENTS                            (38,879)          40,267

NET CASH FROM OPERATIONS                     166,836          216,721

CASH FLOWS FOR INVESTMENTS
          LOAN RECEIVABLES-OFFICER            (5,740)          (7,885)
          CAPITAL EXPENDITURES               (10,381)         (19,735)
                                           ---------        ---------
NET CASH USED FOR INVESTMENTS                (16,121)         (27,620)

CASH FLOWS FROM FINANCINGS

INCREASE IN:
          NOTES PAYABLE                            0                0
          DEBT-CURRENT                       (37,384)        (314,246)
          DEBT-LONG TERM                           0           (1,782)
                                           ---------        ---------
NET CASH PROVIDED BY FINANCINGS              (37,384)        (316,028)
                                           ---------        ---------

NET INCREASE IN CASH                         113,331         (126,927)

CASH BEGINNING OF PERIOD                      67,212          240,842
CASH END OF PERIOD                           180,543          113,915
                                           =========        =========

                            CVD EQUIPMENT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

1. BASIS OF FINANCIAL STATEMENTS

         The financial data is subject to year end audit and does not claim to be a complete presentation since note disclosure under generally accepted accounting procedures is not included. Note disclosures required under generally accepted accounting procedures are included in the Company's audited financial statements filed as part of Form 10-KSB for the year ended December 31, 1996. Form 10-QSB should be read in conjunction with these financial statements.

         The results of operations for the three months are not necessarily indicative of those for the full year. In the opinion of management, the unaccompanying unaudited financial statements contain all adjustments necessary to fairly present the financial position and the results of operation for the periods indicated.

2. RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 1997

Revenue for the first quarter of 1997 was $1,107,000. This is an increase of 3.7% when compared to the first quarter of 1996. At the end of the first quarter, CVD's backlog remains strong at $3.1 million. Gross profit for the first quarter is 36% versus 40% in the comparable period one year ago. A substantial portion of the increase in cost of goods sold is payroll expense.

Selling and G & A expense is lower than the comparable period in 1996. For 1997, there was $204,000 booked to these accounts versus $249,000 in 1996. Of this $45,000 decrease, $21,000 is attributed to the legal settlement and $63,000 to a reserve set up against a cancelled naval project which is offset by an increase of $38,000 in payroll expense.

Interest expense is down again as another $35,000 was paid toward the balance with BNL. At the close of the first quarter, the outstanding balance was $95,000. Subsequent to the close of the quarter, another $20,000 was paid, bringing the balance to $75,000.

         Liquidity

The profitable results for the quarter were enough to compensate for the $37,000 paid toward debt reduction. CVD's cash position increased by $113,000 for this comparable quarter.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CVD EQUIPMENT CORPORATION
                                              --------------------------
                                              (Registrant)


                                              /s/ LEONARD A. ROSENBAUM
                                              --------------------------
                                              Leonard A. Rosenbaum
                                              President, CEO




Date:  April 30, 1997