Form 10QSB
period 1997-06-30
CVD EQUIPMENT CORP
filed 1997-08-13
CIK 766792

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-QSB
(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended 6-30-97

( ) TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

             For the transition period from___________to____________

             Commission file number_________________________________

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

                                516 - 981 - 7081
                           (Issuers telephone number)
  (Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes____  No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

2,918,750 SHARES OF COMMON STOCK,$.01 PAR VALUE AS OF 6-30-97

                               CVD EQUIPMENT CORP.
                                  BALANCE SHEET
                                     ASSETS
                                  JUNE 30, 1997



                                                 JUNE 30
                                                  1997
                                                ----------
CURRENT ASSETS:
          CASH                                  $  482,064
          ACCOUNTS RECEIVABLE                      514,394
          COST IN EXCESS OF BILLINGS             1,073,222
          INVENTORIES                               79,759
          DEFFERED TAXES                            67,736
          OTHER CURRENT ASSETS                      31,596
                                                ----------
TOTAL CURRENT ASSETS                             2,248,771

PROPERTY, PLANT, & EQUIPMENT
at cost & net of accumulated depreciation          795,001

OTHER ASSETS:
          LOAN RECEIVABLE-OFFICER                  505,458
          OTHER                                     54,847
                                                ----------
TOTAL OTHER ASSETS                                 560,305

TOTAL ASSETS                                     3,604,077
                                                ==========

                               CVD EQUIPMENT CORP.
                                  BALANCE SHEET
                       LIABILITIES & STOCKHOLDER'S EQUITY
                                  JUNE 30, 1997



                                                         JUNE 30
                                                          1997
                                                       ----------
CURRENT LIABILITIES:
          NOTES PAYABLE                                $        0
          CURRENT MATURITIES OF LONG TERM DEBT             39,840
          ACCOUNTS PAYABLE                                129,268
          BILLINGS IN EXCESS OF COST                            0
          OTHER CURRENT LIABILITIES                        14,683
                                                       ----------
TOTAL CURRENT LIABILITIES                                 183,791

LONG TERM DEBT                                                  0
                                                       ----------
TOTAL LIABILITIES                                         183,791

STOCKHOLDERS EQUITY
          COMMON STOCK - $.01 PAR
          AUTHORIZED 10,000,000 SHARES
          ISSUED & OUTSTANDING  2,918,750 SHARES           29,188

          ADDITIONAL PAID-IN CAPITAL                    2,784,060
          RETAINED EARNINGS                               607,038
                                                       ----------
TOTAL EQUITY                                            3,420,286

TOTAL LIABILITIES & EQUITY                              3,604,077
                                                       ==========

                               CVD EQUIPMENT CORP.
                     STATEMENT OF INCOME & RETAINED EARNINGS
                                  JUNE 30, 1997

                                                                THREE MONTHS ENDED
                                                                      JUNE 30

                                                               1997              1996
                                                            -----------       -----------
REVENUES
          NET SALES                                         $   838,083       $   405,452
          REVENUE ON UNCOMPLETED CONTRACTS                      236,684           805,497
                                                            -----------       -----------
TOTAL REVENUE                                                 1,074,767         1,210,949

COST OF GOODS SOLD                                              646,850           732,256
                                                            -----------       -----------
GROSS PROFIT                                                    427,917           478,693

OPERATING EXPENSES
          SELLING, SHIPPING, & GENERAL ADMINISTRATIVE           205,481           163,566
          INTEREST EXPENSE                                        1,599             6,027
                                                            -----------       -----------
TOTAL OPERATING EXPENSE                                         207,080           169,593

OPERATING INCOME (LOSS)                                         220,837           309,100

OTHER INCOME (INCLUDING INTEREST INCOME)                         51,884             8,657
                                                            -----------       -----------
INCOME BEFORE PROVISION FOR TAX                                 272,721           317,757

PROVISION FOR TAX                                                54,642             9,132
                                                            -----------       -----------
NET INCOME (LOSS)                                               218,079           308,625

RETAINED EARNINGS AT BEGINNING                                  388,960          (775,439)
RETAINED EARNINGS AT END                                        607,039          (466,814)
                                                            ===========       ===========

EARNINGS (LOSS) PER COMMON SHARE                                   0.07              0.11

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                            2,918,750         2,918,750

                               CVD EQUIPMENT CORP.
                     STATEMENT OF INCOME & RETAINED EARNINGS
                                  JUNE 30, 1997

                                                                 SIX MONTHS ENDED
                                                                      JUNE 30

                                                               1997              1996
                                                            -----------       -----------
REVENUES
          NET SALES                                         $   922,050       $   833,413
          REVENUE ON UNCOMPLETED CONTRACTS                    1,259,548         1,444,415
                                                            -----------       -----------
TOTAL REVENUE                                                 2,181,598         2,277,828

COST OF GOODS SOLD                                            1,351,915         1,369,689
                                                            -----------       -----------
GROSS PROFIT                                                    829,683           908,139

OPERATING EXPENSES
          SELLING, SHIPPING, & GENERAL ADMINISTRATIVE           409,046           412,148
          INTEREST EXPENSE                                        4,375            19,001
                                                            -----------       -----------
TOTAL OPERATING EXPENSE                                         413,421           431,149

OPERATING INCOME (LOSS)                                         416,262           476,990

OTHER INCOME (INCLUDING INTEREST INCOME)                         62,723            17,221
                                                            -----------       -----------
INCOME BEFORE PROVISION FOR TAX                                 478,985           494,211

PROVISION FOR TAX                                                55,192             9,132
                                                            -----------       -----------
NET INCOME (LOSS)                                               423,793           485,079

RETAINED EARNINGS AT BEGINNING                                  183,245          (951,893)
RETAINED EARNINGS AT END                                        607,038          (466,814)
                                                            ===========       ===========

EARNINGS (LOSS) PER COMMON SHARE                                   0.15              0.17

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                            2,918,750         2,918,750

                               CVD EQUIPMENT CORP.
                             STATEMENT OF CASH FLOWS
                                  JUNE 30, 1997

                                                           THREE MONTHS ENDED
                                                                 JUNE 30

                                                           1997             1996
                                                         ---------        ---------
CASH FLOWS FROM ACTIVITIES
          NET INCOME (LOSS)                              $ 218,078        $ 308,624

          DEPRECIATION                                      31,628           65,575

DECREASE IN:
          ACCOUNTS RECEIVABLES                             (19,440)         (86,478)
          COST IN EXCESS OF BILLINGS                       294,420          120,111
          INVENTORIES                                        3,618           20,312
          OTH CURRENT ASSETS                                (8,312)           5,628
          OTHER ASSETS                                       9,120           11,304

INCREASE IN:
          ACCOUNTS PAYABLE                                 (28,072)         136,392
          BILLINGS IN EXCESS OF COST                       (18,144)         (87,211)
          OTH CURRENT LIABILITIES                         (102,848)        (294,279)
                                                         ---------        ---------
TOTAL ADJUSTMENTS                                          161,970         (108,646)

NET CASH FROM OPERATIONS                                   380,048          199,978



CASH FLOWS FOR INVESTMENTS
          LOAN RECEIVABLES-OFFICER (INCREASE)                  282           (7,786)
          CAPITAL EXPENDITURES                             (20,339)         (40,591)
                                                         ---------        ---------
NET CASH USED FOR INVESTMENTS                              (20,057)         (48,377)



CASH FLOWS FROM FINANCINGS

INCREASE IN:
          NOTES PAYABLE                                          0                0
          DEBT-CURRENT                                     (58,470)        (147,200)
          DEBT-LONG TERM                                         0           (1,818)
                                                         ---------        ---------
NET CASH PROVIDED BY FINANCINGS                            (58,470)        (149,018)
                                                         ---------        ---------

NET INCREASE IN CASH                                       301,521            2,583

CASH BEGINNING OF PERIOD                                   180,542          113,915
CASH END OF PERIOD                                         482,063          116,498
                                                         =========        =========

                               CVD EQUIPMENT CORP.
                             STATEMENT OF CASH FLOWS
                                  JUNE 30, 1997

                                                        SIX MONTHS ENDED
                                                             JUNE 30

                                                      1997             1996
                                                    ---------        ---------
CASH FLOWS FROM ACTIVITIES
          NET INCOME (LOSS)                         $ 423,793        $ 485,079

          DEPRECIATION                                 62,923          129,942

DECREASE IN:
          ACCOUNTS RECEIVABLE                         101,623          107,301
          COST IN EXCESS OF BILLINGS                  191,598           44,618
          INVENTORIES                                 (40,000)          60,312
          OTH CURRENT ASSETS                          (12,851)           7,493
          OTHER ASSETS                                 10,685           17,822

INCREASE IN:
          ACCOUNTS PAYABLE                              9,106          164,249
          BILLINGS IN EXCESS OF COST                  (41,090)        (106,314)
          OTH CURRENT LIABILITIES                    (158,903)        (493,803)
                                                    ---------        ---------
TOTAL ADJUSTMENTS                                     123,091          (68,380)


NET CASH FROM OPERATIONS                              546,884          416,699



CASH FLOWS FOR INVESTMENTS
          LOAN RECEIVABLES-OFFICER (INCREASE)          (5,458)         (15,671)
          CAPITAL EXPENDITURES                        (30,720)         (60,326)
                                                    ---------        ---------
NET CASH USED FOR INVESTMENTS                         (36,178)         (75,997)



CASH FLOWS FROM FINANCINGS

INCREASE IN:
          NOTES PAYABLE                                     0                0
          DEBT-CURRENT                                (95,855)        (461,446)
          DEBT-LONG TERM                                    0           (3,600)
                                                    ---------        ---------
NET CASH PROVIDED BY FINANCINGS                       (95,855)        (465,046)


NET INCREASE IN CASH                                  414,851         (124,344)

CASH BEGINNING OF PERIOD                               67,212          240,842
CASH END OF PERIOD                                    482,063          116,498
                                                    =========        =========

                            CVD EQUIPMENT CORPORATION
                          NOTE TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL OPERATIONS
                      CONDITIONS AND RESULTS OF OPERATIONS

                        THREE MONTHS ENDED JUNE 30, 1997


Revenue for the second quarter of 1997 was $1,074,767. This is a decrease of 11.2% when compared to the second quarter of 1996. Gross profit for the second quarter of 1997 is 40%, which is consistent to the comparable period one year ago. At the end of the second quarter, CVD's backlog is $2.2 million.

Selling and G & A expense is higher for the second quarter when compared with last year. For 1997, there was $205,000 expensed to these accounts versus $164,000 in 1996. This $41,000 increase is attributed mainly to higher payroll expense.

Interest expense is down again as another $56,900 was paid toward the balance with BNL. At the close of the second quarter, the outstanding balance was $39,000. Subsequent to the close of the second quarter another $19,000 was paid, bringing the balance to $20,000.


Liquidity

The profitable results for the quarter were enough to compensate for the $56,000 paid toward debt reduction. CVD's cash position increased by $302,000 for the quarter.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CVD EQUIPMENT CORPORATION
                                      (Registrant)



                                      /s/Leonard A. Rosenbaum
                                      -------------------------
                                      Leonard A. Rosenbaum
                                      President, CEO









Date:  July 31, 1997