Form 10QSB
period 1997-09-30
CVD EQUIPMENT CORP
filed 1997-11-07
CIK 766792

                  U.S. Securities and Exchange Commission
                               Washington, D.C. 20549
                                     Form 10-QSB
(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended     9-30-97

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___

                        APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

2,918,750 SHARES OF COMMON STOCK,$.01 PAR VALUE AS OF 9-30-97

                CVD EQUIPMENT CORPORATION
                       BALANCE SHEET
                         ASSETS
                       SEPTEMBER 30,1997

                                                SEPTEMBER 30
                                                    1997
                                                 ----------
CURRENT ASSETS:
     CASH                                          $531,178
     ACCOUNTS RECEIVABLE                            226,456
     COST IN EXCESS OF BILLINGS                   1,452,846
     INVENTORIES                                     86,242
     DEFFERED TAXES                                  67,736
     OTHER CURRENT ASSETS                            25,949
                                                 ----------
TOTAL CURRENT ASSETS                              2,390,407

PROPERTY, PLANT, & EQUIPMENT
AT COST & NET OF ACCUMULATED DEPRECIATION           780,510

OTHER ASSETS:
     LOAN RECEIVABLE-OFFICER                        505,171
     OTHER                                           99,127
                                                 ----------
TOTAL OTHER ASSETS                                  604,298

TOTAL ASSETS                                      3,775,215
                                                 ==========


                     CVD EQUIPMENT CORPORATION
                          BALANCE SHEET
                LIABILTIES & STOCKHOLDER'S EQUITY
                         SEPTEMBER 30,1997

                                                SEPTEMBER 30
                                                    1997
                                                 ----------
CURRENT LIABILTIES:
     NOTES PAYABLE                                    $0.00
     CURRENT MATURITIES OF LONG TERM DEBT             4,013
     ACCOUNTS PAYABLE                                74,453
     BILLINGS IN EXCESS OF COST                           0
     OTHER CURRENT LIABILITIES                      100,434
                                                 ----------
TOTAL CURRENT LIABILITIES                           178,900

LONG TERM DEBT                                            0
                                                 ----------
TOTAL LIABILTIES                                    178,900

STOCKHOLDERS EQUITY
     COMMON STOCK  - $.01 PAR
     AUTHORIZED 10,000,000 SHARES
     ISSUED & OUTSTANDING 2,918,750 SHARES           29,188

     ADDITIONAL PAID-IN CAPITAL                   2,784,060
     RETAINED EARNINGS                              783,067
                                                 ----------
TOTAL EQUITY                                      3,596,315

TOTAL LIABILTIES & EQUITY                         3,775,215
                                                 ==========

                     CVD EQUIPMENT CORPORATION
              STATEMENT OF INCOME & RETAINED EARNINGS
                         SEPTEMBER 30,1997

                                                      THREE MONTHS ENDED
                                                         SEPTEMBER 30

                                                     1997              1996
                                                 ----------        ----------
REVENUES
     NET SALES                                      857,735           299,598
     REVENUE ON UNCOMPLETED CONTRACTS               165,064         1,045,509
                                                 ----------        ----------
TOTAL REVENUE                                     1,022,799         1,345,107

COST OF GOODS SOLD                                  597,077           753,178
                                                 ----------        ----------
GROSS PROFIT                                        425,722           591,929

OPERATING EXPENSES
     SELLING, SHIPPING, & GENERAL ADMINISTRTIVE     208,252           201,641
     INTEREST EXPENSE                                   451             4,554
                                                 ----------        ----------
TOTAL OPERATING EXPENSE                             208,703           206,195

OPERATING INCOME  (LOSS)                            217,019           385,734

OTHER INCOME (INCLUDING INTEREST INCOME)             13,798             8,449
                                                 ----------        ----------
INCOME BEFORE PROVISION FOR TAX                     230,817           394,183

PROVISION FOR TAX                                    54,788            49,588
                                                 ----------        ----------
NET INCOME (LOSS)                                   176,029           344,595

RETAINED EARNINGS AT BEGINNING                      607,038          (466,814)
RETAINED EARNINGS AT END                            783,067          (122,219)
                                                 ==========        ==========

EARNINGS (LOSS) PER COMMON SHARE                       0.06              0.12

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                2,918,750         2,918,750

                     CVD EQUIPMENT CORPORATION
               STATEMENT OF INCOME & RETAINED EARNINGS
                          SEPTEMBER 30,1997

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30

                                                     1997              1996
                                                 ----------        ----------
REVENUES
     NET SALES                                    1,779,785         1,133,011
     REVENUE ON UNCOMPLETED CONTRACTS             1,424,612         2,489,924
                                                 ----------        ----------
TOTAL REVENUE                                     3,204,397         3,622,935

COST OF GOODS SOLD                                1,948,992         2,122,867
                                                 ----------        ----------
GROSS PROFIT                                      1,255,405         1,500,068

OPERATING EXPENSES
     SELLING, SHIPPING, & GENERAL ADMINISTRTIVE     617,298           613,789
     INTEREST EXPENSE                                 4,826            23,555
                                                 ----------        ----------
TOTAL OPERATING EXPENSE                             622,124           637,344

OPERATING INCOME  (LOSS)                            633,281           862,724

OTHER INCOME (INCLUDING INTEREST INCOME)             76,521            25,670
                                                 ----------        ----------
INCOME BEFORE PROVISION FOR TAX                     709,802           888,394

PROVISION FOR TAX                                   109,980            58,720
                                                 ----------        ----------
NET INCOME (LOSS)                                   599,822           829,674

RETAINED EARNINGS AT BEGINNING                      183,245          (951,893)
RETAINED EARNINGS AT END                            783,067          (122,219)
                                                 ==========        ==========

EARNINGS (LOSS) PER COMMON SHARE                       0.21              0.28

WEIGHTED AVERAGE NUMBER OF COMMON                 2,918,750         2,918,750
SHARES OUTSTANDING

                     CVD EQUIPMENT CORPORATION
                      STATEMENT OF CASH FLOWS
                         SEPTEMBER 30,1997

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30

                                                     1997              1996
                                                 ----------        ----------
CASH FLOWS FROM ACTIVITES
     NET  INCOME (LOSS)                             176,029           344,595

     DEPRECIATION                                    31,663            63,391
DECREASE IN:
     ACCOUNTS RECEIVABLES                           262,939          (304,966)
     COST IN EXCESS OF BILLINGS                    (354,624)           26,359
     INVENTORIES                                     (6,483)           40,000
     OTH CURRENT ASSETS                               5,647           (24,224)
     OTHER ASSETS                                   (44,280)            9,002
INCREASE IN:
     ACCOUNTS PAYABLE                               (54,815)         (182,831)
     BILLINGS IN EXCESS OF COST                           0            28,813
     OTH CURRENT LIABILITIES                         85,752            98,638
                                                 ----------        ----------
TOTAL ADJUSTMENT                                    (74,201)         (245,818)

NET CASH FROM OPERATIONS                            101,828            98,777


CASH FLOWS FOR INVESTMENTS
     LOAN RECEIVABLES-OFFICER                           287            (7,872)
     CAPITAL EXPENDITURES                           (17,173)          (21,809)
                                                 ----------        ----------
NET CASH USED FROM INVESTMENTS                      (16,886)          (29,681)

CASH FLOWS FROM FINANCINGS
INCREASE IN :
     NOTES PAYABLE                                        0                 0
     DEBT-CURRENT                                   (35,827)          (50,482)
     DEBT-LONG TERM                                       0            (1,232)
                                                 ----------        ----------
NET CASH PROVIDED BY FINANCINGS                     (35,827)          (51,714)
                                                 ----------        ----------

NET INCREASE IN CASH                                 49,115            17,382

CASH BEGINNING OF PERIOD                            482,063           116,498
CASH END OF PERIOD                                  531,178           133,880
                                                 ==========        ==========


                     CVD EQUIPMENT CORPORATION
                      STATEMENT OF CASH FLOWS
                         SEPTEMBER 30,1997

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30

                                                     1997              1996
                                                 ----------        ----------
CASH FLOWS FROM ACTIVITES
     NET  INCOME (LOSS)                             599,822           829,674

     DEPRECIATION                                    94,586           193,333

DECREASE IN:
     ACCOUNTS RECEIVABLES                           364,562          (197,665)
     COST IN EXCESS OF BILLINGS                    (163,026)           70,977
     INVENTORIES                                    (46,483)          100,312
     OTH CURRENT ASSETS                              (7,204)          (16,731)
     OTHER ASSETS                                   (33,595)           26,824

INCREASE IN:
     ACCOUNTS PAYABLE                               (45,709)          (18,582)
     BILLINGS IN EXCESS OF COST                     (41,090)          (77,501)
     OTH CURRENT LIABILITIES                        (73,151)         (395,166)
                                                 ----------        ----------
TOTAL ADJUSTMENT                                     48,890          (314,199)


NET CASH FROM OPERATIONS                            648,712           515,475


CASH FLOWS FOR INVESTMENTS
     LOAN RECEIVABLES-OFFICER                        (5,171)          (23,543)
     CAPITAL EXPENDITURES                           (47,893)          (82,135)
                                                 ----------        ----------
NET CASH USED FROM INVESTMENTS                      (53,064)         (105,678)


CASH FLOWS FROM FINANCINGS

INCREASE IN :
     NOTES PAYABLE                                        0                 0
     DEBT-CURRENT                                  (131,682)         (511,928)
     DEBT-LONG TERM                                       0            (4,832)
                                                 ----------        ----------
NET CASH PROVIDED BY FINANCINGS                    (131,682)         (516,760)


NET INCREASE IN CASH                                463,966          (106,963)

CASH BEGINNING OF PERIOD                             67,212           240,843
CASH END OF PERIOD                                  531,178           133,880
                                                 ==========        ==========

                     CVD EQUIPMENT CORPORATION
                   NOTE TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1997

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL OPERATIONS
              CONDITIONS AND RESULTS OF OPERATIONS

              THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenue for the third quarter of 1997 was $1,022,799. This is a decrease of 24% when compared to the third quarter of 1996. Gross profit for the third quarter of 1997 is 42% versus 44% in the comparable period one year ago. At the end of the third quarter, CVD's backlog is $2.1 million.

Selling and G & A expense is higher for the third quarter when compared with last year. For 1997, there was $208,000 expensed to these accounts versus $202,000 in 1996. This $6,000 increase is attributed mainly to higher building maintenance.

Interest expense is down again as another $35,500 was paid toward the balance with BNL. At the close of the third quarter, the outstanding balance was $4,000. Subsequent to the close of the third quarter, another $4,000 was paid, bringing the balance to $0.

Liquidity

The profitable results for the quarter were enough to compensate for the $35,500 paid toward debt reduction. CVD's cash position increased by $49,000 for the quarter.

                            SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CVD EQUIPMENT CORPORATION
                                        (Registrant)



                                        /s/Leonard A. Rosenbaum
                                        -----------------------
                                        Leonard A. Rosenbaum
                                        President, CEO





Date:  October 31, 1997