Form 10KSB
period 1997-12-31
CVD EQUIPMENT CORP
filed 1998-03-31
CIK 766792

                    SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.
                   _____________________________________

                               FORM 10-KSB

                              ANNUAL REPORT
                   _____________________________________

                    PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                   _____________________________________

                    Fiscal year ended December 31, 1997
                      Commission File No. 2-97210-NY

                         CVD EQUIPMENT CORPORATION
                         -------------------------
            (Exact name of registrant as specified in charter)

                   New York                   11-2621692
                   --------                   ----------
       (State of incorporation)   (IRS Employer Identification No.)



             1881 Lakeland Avenue, Ronkonkoma, New York 11779
             ------------------------------------------------
                 (Address of principal executive offices)

                               516-981-7081
                               ------------
                      (Registrant's telephone number)

     Securities Registered Pursuant to Section 12 (b) of the Act: NONE

     Securities Registered Pursuant to Section 12 (g) of the Act: NONE

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                   YES    |X|                  NO    |_|

          The aggregate market value of Common Stock, Par Value $.01 Per Share, held by non-affiliates of February 28, 1998 was approximately $2,165,850.

          As of February 28, 1998 there were 2,918,750 shares of Common Stock, Par Value $.01 Per Share, Outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   NONE
                                  PART I

  ITEM 1.  BUSINESS

     (a) GENERAL DEVELOPMENT OF BUSINESS

     CVD Equipment Corporation (the "Company") was incorporated under the laws of New York State in 1982. On September 11, 1985 the Company made an initial public offering of 700,000 units underwritten by D.
     H. Blair & Co., 44 Wall Street, New York, New York 10005, pursuant to which it received net proceeds of $2,683,640.

     On August 14, 1986, CVD Equipment Corporation received a $2,542,500 Industrial Development (IDA) Bond Issue through the Town of Brookhaven, New York in anticipation of the construction of a 42,000 square foot facility on approximately 10 acres of land. On March 29, 1988, plans for construction were abandoned due to declining real estate conditions, and CVD Equipment Corporation negotiated a settlement on the Industrial Development Bond Issue that resulted in the termination of the remaining unexpended funds for financing construction of the facility and acquisition of machinery and equipment and has listed the real property for sale.

     On March 21, 1997, CVD Equipment Corporation entered into a contract for sale of approximately 10 acres of land. The sale is expected to close within 12 months of the contract date.

     Subsequent to the close of the year, on March 13, 1998, the Company closed on the sale of the vacant land it owned in Selden, New York.

     (b) INFORMATION ABOUT INDUSTRY SEGMENTS

     The Company designs, manufactures and markets chemical vapor deposition equipment, etching systems and quartzware used in the semiconductor, aerospace and other industries.

     (c) GENERAL NARRATIVE DESCRIPTION OF BUSINESS

     The Company designs, develops, manufactures and markets (1) chemical vapor deposition equipment, annealing furnaces and etching systems;
     (2) gas flow control systems; and (3) fabricates standard and custom quartzware. The Company's products are generally sold to the semiconductor and aerospace industries and are manufactured to the particular specifications of each of its customers.

     The Company commenced operations in October, 1982. Equipment sales currently range in price from $50,000 to over $1,000,000 per unit. Approximately 90% of the Company's sales during 1997 were for equipment used to produce semiconductor materials. Semiconductor components are the fundamental electronic building blocks used in modern electronic equipment and systems. These components are classified as either discrete devices (such as transistors) or integrated circuits (in which a number of transistors and other elements are combined to form a more complicated electronic circuit). In an integrated circuit, these elements are formed on a small "chip" of silicon or gallium arsenide which is then encapsulated in an epoxy, ceramic, or metal package having lead wires for connection to a circuit board. The Company's products are used in the manufacture of these integrated circuits.

     PRODUCTS

     Chemical Vapor Deposition Equipment - The Company offers advanced Metalorganic Chemical Vapor Deposition Systems for sale to the electronics industry. Chemical vapor deposition is a process which passes a gaseous compound over a target material surface that is heated to such a degree that the compound decomposes and deposits a desired layer onto substrate material. The process is accomplished by combining appropriate gases in a reaction chamber, of the kind produced by the Company, at elevated temperatures (typically 1000 degrees C). The Company's Chemical Vapor Deposition Systems are complete and include all necessary instrumentation, subsystems and components. The systems include mass flow controllers, bellows valves, stainless steel lines and fittings. The Company provides such standard systems and also specifically engineered products for particular customer applications.

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

     The Company also offers Annealing Furnaces which are used to heat materials to temperatures ranging from 300 degrees to 1500 degrees C in a gaseous environment. The Annealing Furnace is equipped with an automatic process controller, permitting automatic process sequencing and monitoring with safety alarm provisions.

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

     MARKETING

     The Company's products are used in research and production applications by the semiconductor industry. The Company sells its products primarily to semiconductor manufacturers and to institutions involved in electronic research such as universities and industrial laboratories. The Company generates sales from its sales office located in Ronkonkoma, New York. Sales of the Company's products are made by a staff of two employees whose activities are supported by a staff of nine application engineers. In 1997 the Company has engaged three new outside commissioned sales representatives and have laid the foundation for additional representatives during 1998.

     In September, 1997, CVD Equipment opened a Web Site, www.cvdequipment.com, to support CVD's expanded marketing program.

     On December 31, 1997, the Company had a backlog of orders of approximately $1.7 million as compared to $2.5 million on December 31, 1996. The backlog at December 31, 1997 is all current and is expected to ship in 1998.

     The Company warrants its equipment for a period of six months after shipment and passes along any warranties from original manufacturers of components used in its products. The Company provides for its

     Engineering and New Product Development

     The processes utilizing chemical vapor deposition systems are subject to technological change, and the Company's ability to compete successfully depends upon, among other things, its ability to anticipate and react to such change. Accordingly, the Company is committed to the research and development of new products as well as the improvement of existing products. Although the Company does not specifically segregate in its financial statement amounts expended for product development, the Company estimates that during 1997 it spent approximately $153,000 for engineering and new product development. This compares with approximately $150,000 spent for these purposes during 1996. As of December 31, 1997, 9 employees were engaged on a full-time basis in engineering, improvement of existing products and development of new products.

     Patents and License Agreements

     The Company has developed technology related to the automatic valve shut-off system manufactured by the Company, which has been granted Patent No. 4,527,715. Although the Company believes that the patent with respect to the automatic valve shut-off system provides it with some competitive advantage, the Company does not believe the patent protection is significant to any of its current business operations. The Company believes that its business depends primarily upon the technical know-how and experience of its employees.

     In August, 1997, CVD signed a license agreement with IBM to sell equipment using IBM's patented method for low temperature, low pressure chemical vapor deposition of epitaxial layers (UHV/CVD).

     Competition

     The Company's business is subject to intense competition. The Company is aware of five businesses which market a substantial number of products comparable to the Company's. Many of the Company's competitors (including customers who may elect to manufacture systems for internal use) have financial, marketing and other resources greater than the Company. The most significant competitive factors with respect to the Company's products are technical performance, quality control and price.

     Manufacturing, Materials and Supplies

     Most of the components used in the production of the Company's products are not manufactured by the Company but are purchased from unrelated third-party manufacturers of such equipment. The Company has no supply contracts covering the components which it uses to manufacture its products.

     Employees

     As of December 31, 1997, the Company employed 34 full time personnel, including 16 in manufacturing, 9 in engineering, research and development (including efforts relating to the improvement of existing products), 2 in marketing, and 7 in general management and administration. One part-time worker was also on staff bringing total employed to 35. The Company is not party to any collective bargaining agreement and has no work stoppages. The Company believes that its employee relations are good.

     Insurance

     Because the Company's products are used in connection with explosive, flammable, corrosive and toxic gases, there are potential exposures to personal injury as well as property damage, particularly if operated without regard to the design limits of the systems and components.

     The Company endeavors to minimize its product liability exposure by engineering safety devices for its products, carefully monitoring incidents involving its products to determine areas where safety improvements may be made, and training programs in connection with its products. As of May, 1997, the Company maintains product liability coverage.


     (d)  FOREIGN OPERATIONS

     The Company's revenues derived from foreign exports was 2% of total revenues in 1997.


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

     On March 21, 1997, CVD Equipment Corporation entered into a contract for sale of approximately 10 acres of land. The Company expects to realize a profit of approximately $165,000 when the sale is completed within the next twelve months of the contract date.

     Subsequent to the close of the year, on March 13, 1998 the Company closed on the sale of the vacant land it owned in Selden, New York.

  ITEM 3.  LEGAL PROCEEDINGS

     There are no legal issues open.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A shareholder's meeting was held in the third quarter of 1997 for the primary purpose of re-electing directors.

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

        Period                                  High            Low

     January 1, 1996 through March 31, 1996     0.560           0.156
     April 1, 1996 through June 30, 1996        1.060           0.625
     July 1, 1996 through September 30, 1996    2.250           0.660
     October 1, 1996 through December 31, 1996  1.625           1.187
     January 1, 1997 through March 31, 1997     1.750           1.438
     April 1, 1997 through June 30, 1997        1.938           1.750
     July 1, 1997 through September 30, 1997    1.875           1.250
     October 1, 1997 through December 31, 1997  1.875           1.625

     The chart reflects inter-dealer prices, without retail mark-up, markdown, or commission and does not represent actual transactions. The Company paid no cash dividends during the period.

     (c) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     The number of holders of record of the Company's Common Stock as of February 28, 1998 was approximately 400.

  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

        1997 Compared to 1996

     New orders in 1997 totaled $3.1 million which was 46% lower than 1996's level of $5.7 million. The revenues produced a net profit of $.6 million which was the second most profitable year ever reported by the Company. Net earnings per share were $.22 in 1997 compared to $.39 in 1996. In the past CVD Equipment Corporation has generally manufactured customized equipment. In 1998 the Company intends to start introducing a line of standard products as a supplement to our custom systems. In September, 1997, CVD Equipment opened a Web site, www.cvdeqipment.com to support the company's expanded marketing program.

     Revenue

     Revenue for the year was $3.8 million which was a 24% decrease from 1996 of $5.0 million.

     The type of sales in 1997 was similar to those of 1996. CVD shipped approximately 7% to government associated entities, 15% to major colleges and universities, 10% to research laboratories and another 45% was shipped to two significant Fortune 500 companies which continue to rely on CVD for more of their equipment needs.

     Costs and Expenses

     In 1997 cost of sales increased to 64% from 60% in 1996. The main reason for the increase in cost of sales was an increase in payroll expenses (CVD averaged 34 employees in 1997 compared to 30 employees in 1996) which was offset by a decrease in depreciation expenses. An increasingly conservative approach to capitalizing labor will continue to reduce depreciation expense in subsequent years. Capitalized labor depreciation expense was $75,000 less in 1997 compared to 1996.

     Selling and G & A expense were slightly higher by $15,812 in 1997 compared to 1996. Despite increases in payroll expenses, stockholders expense, and advertising, CVD reduced expenditures in

     Interest expense dropped 82% as CVD paid all of its debt in 1997, which had a principal balance of $135,000 ending in 1996.

     Liquidity and Capital Resources

     By year end 1997, CVD's cash position improved to $239,476 from $67,212 at the beginning of the year. This was still accomplished even though 1997 sales were lower than in 1996. This was mainly due to less cash allocated toward CVD's debt. In 1997, $135,000 was paid for principal, which brought debt down to a $0 balance, compared to $569,000 being paid in 1996.

     CVD entered into a contract in March, 1997, to sell its land in Selden, NY. The contingencies in that contract have been satisfied. With the proceeds from the sale of a property and being free of all debts, CVD anticipates a very strong cash position in 1998.

     Subsequent to the close of the year, on March 13, 1998, the Company closed on the sale of the vacant land it owned in Selden, New York.

          1996 Compared to 1995

     The year 1996 was an exceptional one for CVD Equipment with records set in many areas. New orders in 1996 were $5.7 million which were more than 67% higher than 1995's level of $3.4 million. The heavy influx of new orders pushed revenue past the $5.0 million mark for the year and was nearly double the 1995 level of $2.6 million. The higher revenues produced a net profit of more than $1.1 million which is the best result ever reported by the Company. Net earnings per share were $.39 in 1996 compared to $.08 in 1995.

     In 1996, CVD delivered its first systems to Taiwan and Australia and continued its expansion into developing niches of the semiconductor equipment market. New system designs are on the floor for further expansion of our product line.

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

     A majority of the sales for 1996 were concentrated with two customers who were the source of 70% of revenue. This reflects the confidence CVD has been developing with major customers as we now are supplying more production line equipment.

     Costs and Expenses

     Operating margins continued to be favorably impacted by a drop in Cost of Sales to 60%. This is the third consecutive year of significant decreases. Payroll expense was up substantially as CVD grew from 23 people at the end of 1995 to 32 people at the end of 1996. The Company has been careful in adding personnel so that sought after efficiency is not lost with the addition of new people. It is encouraging that despite the significant personnel increase, payroll expense as a percentage of sales was down to 26.8% from 36.5% one year earlier.

     Selling expenses were increased in 1996 as CVD added a salesman and incurred commission expense that it did not have in 1995. G & A also increased as many payroll-related overheads increased due to the change in headcount. However, taken together, Selling and G & A expenses dropped as a percentage of sales from 22.8% to 16% in 1996.

     Interest expense dropped nearly 60% as CVD continued to aggressively pay off debt in 1996. By year-end, debt was down to approximately $130,000 from $693,000 at the end of 1995. Subsequent to year end, another $35,000 has been paid bringing the balance to under $100,000.

     Liquidity and Capital Resources

     Despite the record earnings for 1996, cash at the end of the year was $67,212 compared to $240,842 at the end of 1995. The cash reduction reflects the aggresive debt repayment program followed in 1996 as more than $564,000 was paid back to BNL. Accounts Receivable, however, were significantly higher at year-end by $290,163 versus year-end 1995. A majority of the receivables will be collected in the first quarter of 1997.

     The Company continued to reduce inventory in 1996 as more than $120,000 was used in production.




  ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by ITEM 7 is incorporated by reference in
     ITEM 13.

                         CVD EQUIPMENT CORPORATION
                              AND SUBSIDIARY

                     CONSOLIDATED FINANCIAL STATEMENTS

                            FORM 10-KSB ITEM 7

                  Years ended December 31, 1997 and 1996

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                              Page No.


  INDEPENDENT AUDITORS' REPORT                                     F-3


  FINANCIAL STATEMENTS:

  Consolidated balance sheets as of December 31, 1997 and 1996     F-4

  Consolidated statements of income and retained earnings
  (accumulated deficit) for the years ended
    December 31, 1997 and 1996                                     F-5

  Consolidated statements of cash flows for the years ended
    December 31, 1997 and 1996                                     F-6

                                                                   F-3
        [Letterhead of Albrecht, Viggiano, Zureck, & Company, P.C.]

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
                                                        (516) 434-9500



                       INDEPENDENT AUDITORS' REPORT


  To the Board of Directors and Stockholders
  CVD Equipment Corporation
  Ronkonkoma, New York


  We have audited the accompanying consolidated balance sheets of CVD Equipment Corporation and Subsidiary (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of income and retained earnings (accumulated deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVD Equipment Corporation and Subsidiary as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




  Hauppauge, New York
  February 27, 1998, except as
  to Note 12, which is as of

                                                                   F-4
                 CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1997 and 1996

                                                     1997        1996
                                                -----------  ------------
  ASSETS
  Current Assets
     Cash and cash equivalents                  $   239,476  $    67,212
     Accounts receivable                            394,065      616,018
     Officer loan receivable                        499,154       -0-
     Costs and estimated earnings in excess of
       billings on uncompleted contracts          1,391,021    1,264,820
     Inventory                                      135,807       39,759
     Deferred tax asset                             197,334       67,736
     Prepaid income taxes                            66,729        -0-
     Other current assets                            44,362       18,559
                                                -----------  ------------
                     Total Current Assets         2,967,948    2,074,104

  Property, Plant and Equipment                     820,916      827,203
                                                -----------  ------------
  Other Assets
     Officer loan receivable                          -0-        500,000
     Other assets                                    97,065       65,720
                                                -----------  ------------
                                                     97,065      565,720
                                                -----------  ------------
                     Total Assets               $ 3,885,929  $ 3,467,027
                                                ===========  ============
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
     Accounts payable                           $    96,312  $   120,162
     Accrued expenses                               117,005      120,290
     Deposit on a contract for the sale of
       real estate                                   40,000        -0-
     Income and other taxes payable                   2,213       53,297
     Billings in excess of costs on uncompleted
       contracts                                      -0-         41,090
     Current maturities of long-term debt             -0-        135,695
                                                -----------  ------------
             Total Current Liabilities              255,530      470,534
                                                -----------  ------------
  Commitments and Contingencies
  Stockholders' Equity
     Common stock - $0.01 par-shares authorized 10,000,000;
       issued and outstanding 2,918,750              29,188       29,188
     Additional paid-in capital                   2,784,060    2,784,060
     Retained earnings                              817,151      183,245
                                                -----------  ------------
  Total Stockholders' Equity                      3,630,399    2,996,493

  Total Liabilities and Stockholders' Equity    $ 3,885,929    3,467,027
                                                ===========  ============

                                                                   F-5
                 CVD EQUIPMENT CORPORATION AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF INCOME AND RETAINED
                      EARNINGS (ACCUMULATED DEFICIT)
                  Years ended December 31, 1997 and 1996

                                                     1997        1996
                                                -----------  ------------
  Revenues
     Revenue on completed contracts             $ 2,664,574  $ 1,480,451
     Revenue on uncompleted contracts             1,128,630    3,537,071
                                                -----------  ------------
                                 Total Revenues   3,793,204    5,017,522
                                                -----------  ------------

  Costs and Revenues
     Cost on completed contracts                  1,763,005    1,139,504
     Costs on uncompleted contracts                 677,455    1,872,613
                                                -----------  ------------
                         Total Cost of Revenues   2,440,460    3,012,117
                                                -----------  ------------
                                   Gross Profit   1,352,744    2,005,405
                                                -----------  ------------
  Operating Expenses
     Selling and shipping                           114,061      130,674
     General and administrative                     709,214      676,789
                                                -----------  ------------
                       Total Operating Expenses     823,275      807,463
                                                -----------  ------------
      Income Before Interest and Other Expenses     529,469    1,197,942
                                                -----------  ------------
  Other Income (Expense)
     Interest income                                 50,707       37,105
     Interest expense                                (4,866)     (26,924)
     Other income                                     1,709        1,278
                                                -----------  ------------
                             Total Other Income      47,550       11,459
                                                -----------  ------------
                            Income Before Taxes     577,019    1,209,401

  Income Tax Benefit (Provision)                     56,887      (74,264)
                                                -----------  ------------
                                     Net Income     633,906    1,135,137

  Retained Earnings (Accumulated Deficit)
        at Beginning of Year                        183,245     (951,892)
                                                -----------  ------------
               Retained Earnings at End of Year $   817,151  $   183,245
                                                ===========  ============
  Net Income Per Share                          $      0.22  $      0.39
                                                ===========  ============
  Weighted Average Number of Shares of
    Common Stock Outstanding                      2,918,750    2,918,750
                                                ===========  ============

  See notes to consolidated financial statements.

                                                                   F-6
                 CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years ended December 31, 1997and 1996

                                                     1997        1996
                                                -----------  ------------
  Cash Flows from Operating Activities
    Net income                                  $   633,906  $ 1,135,137
    Adjustments to reconcile net income to net
      cash provided by operating activities:
    Deferred tax benefit                           (129,598)     (67,736)
    Depreciation and amortization                   165,418      313,492
    Loss on disposition of property                   -0-             50
    (Increase) decrease in:
      Accounts receivable                           221,953     (290,163)
      Costs and estimated earnings in excess
        of billings on uncompleted contracts       (126,201)    (439,204)
      Inventory                                     (96,048)     120,838
      Prepaid income taxes                          (66,729)       -0-
      Other current assets                          (25,803)         873
      Other assets                                  (60,041)      (6,534)
    Increase (decrease) in:
      Accounts payable                              (23,850)     (48,049)
      Accrued expenses                               (3,285)    (117,225)
      Deposit on a contract for the sale of
        real estate                                  40,000        -0-
      Income and other taxes payable                (51,084)      35,390
      Billings in excess of costs
        on uncompleted contracts                    (41,090)    (101,603)
                                                -----------  ------------
  Net Cash Provided By Operating Activities         437,548      535,266
                                                -----------  ------------
  Cash Flows from Investing Activities
    Officer loan receivable                          (7,888)      (5,066)
    Capital expenditures                           (121,701)    (134,362)
                                                -----------  ------------
          Net Cash Used In Investing Activities    (129,589)    (139,428)
                                                -----------  ------------
  Cash Flows from Financing Activities
    Payments on debt                               (135,695)    (569,468)
                                                -----------  ------------
          Net Cash Used in Financing Activities    (135,695)    (569,468)
                                                -----------  ------------
          Net Increase (Decrease) in Cash
                           and Cash Equivalents     172,264     (173,630)

  Cash and Cash Equivalents at Beginning of Year     67,212      240,842
                                                -----------  ------------
  Cash and Cash Equivalents at End of Year      $   239,476  $    67,212
                                                ===========  ============
  Supplemental Disclosures of Cash Flow Information
    Cash paid during the year for:
      Income taxes                              $   175,227  $   104,000
      Interest                                        6,007       26,488

                                                                   F-7
                 CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997 and 1996

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

  Basis of Consolidation
  The consolidated financial statements include the accounts of CVD Equipment Corporation and its wholly-owned subsidiary, CVD Materials Corporation. CVD Materials Corporation, a New York corporation, was inactive for the years ended December 31, 1997 and 1996. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

  Property, Plant and Equipment and Intangible Other Assets
  Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The cost of certain labor and overhead, as well as software, which is expected to benefit future periods, has been capitalized and amortized. Depreciation and amortization are computed by the straight-line method for financial purposes over the estimated useful lives of the assets.

                                                                   F-8
                 CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997 and 1996

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

  The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

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

  Advertising Costs
  The Company generally expenses advertising costs. Advertising expenses included in selling and shipping expenses were $17,067 and $4,229 in 1997 and 1996, respectively. As of December 31, 1997, the Company recorded costs of $12,923 in Other Assets to develop a web site.

  Net Income Per Share
  Net income per share is calculated based on the weighted average number of shares of common stock outstanding during the year. Outstanding options were not included in the weighted average number of outstanding shares as their effect would be immaterial. There is no difference between basic and diluted net income per share in accordance with the Financial Accounting Standards Board Statement No. 128, "Earnings per Share".

  Cash and Cash Equivalents
  The Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

                                                                   F-9
                 CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997 and 1996

  Note 1 - Summary of Significant Accounting Policies (continued)

  Fair Value of Financial Instruments
  The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses, approximate fair value due to the relatively short maturity of these instruments. The carrying value of the officer loan receivable approximates fair value based on borrowing rates currently available for loans with similar terms and maturities.

  Stock-Based Compensation
  The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

  Note 2 - Uncompleted Contracts

  Costs, estimated earnings, and billings on uncompleted contracts are
  summarized as follows:                              1997        1996
                                                -----------  ------------
    Costs incurred on uncompleted contracts     $   896,859  $ 2,656,819
    Estimated earnings                              702,215    2,037,848
                                                -----------  ------------
                                                  1,599,074    4,694,667
    Billings to date                              (208,053)   (3,470,937)
                                                -----------  ------------
                                                $ 1,391,021  $ 1,223,730
  Included in accompanying balance sheets       ===========  ============
    under the following captions:
    Costs and estimated earnings in excess
      of billings on uncompleted contracts      $ 1,391,021  $ 1,264,820
    Billings in excess of costs and estimated
      earnings on uncompleted contracts               -0-        (41,090)
                                                -----------  ------------
                                                $ 1,391,021  $ 1,223,730
  Note 3 - Property, Plant and Equipment        ===========  ============

  Major classes of property, plant and equipment consist of the
    following:                                        1997        1996
                                                -----------  ------------
         Land                                   $   550,939  $   550,939
         Machinery and equipment                     87,712      211,111
         Capitalized labor and overhead           1,213,577    1,768,262
         Furniture and fixtures                     210,448      186,441
         Automobiles                                 24,557       24,557
         Leasehold improvements                      13,795       12,014
                                                -----------  ------------
                                                  2,101,028    2,753,324
      Accumulated depreciation and amortization  (1,280,112)  (1,926,121)
                                                -----------  ------------
                                                $   820,916  $   827,203
         Depreciation and amortization expense  ===========  ============
           relating to the above assets         $   127,988  $   267,605

                                                                  F-10
                 CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997 and 1996

  Note 4 - Other Assets

  Other assets consist of the following:
                                                      1997        1996
                                                -----------  ------------
    Software                                    $   551,215  $   540,345
    Accumulated amortization                       (516,483)    (479,053)
                                                -----------  ------------
    Net software                                     34,732       61,292
    Advertising costs                                12,923        -0-
    Demonstration equipment                          36,640        -0-
    Licensing agreement                              10,000        -0-
    Security deposits                                 2,770        2,700
    Miscellaneous                                     -0-          1,728
                                                -----------  ------------
    Total other assets                          $    97,065  $    65,720
                                                ===========  ============
  Software additions for the years 1997 and 1996 totaled $10,870 and $5,068, respectively. The amortization of the software costs was $37,430 and $45,887 in 1997 and 1996, respectively. Software costs are amortized over three years. Advertising costs will be amortized over five years beginning in 1998.

  Note 5 - Long-Term Debt
                                                      1997        1996
                                                -----------  ------------
  BANCA NAZIONALE DEL LAVORO
    Collateralized by a lien on the Company's
    assets; payable in monthly installments of
    $25,000 plus interest at the prime rate,
    paid in full June 30, 1997.                 $     -0-    $   130,863

  FORD MOTOR CREDIT CORP.
    Collateralized  by a lien on the Company's
    automobile; payable in 48 monthly installments
    of $622 including interest of 7.9% per annum;
    final payment made in August 1997.                -0-          4,832
                                                -----------  ------------
                                                      -0-        135,695
  Less:  Current maturities                           -0-        135,695
                                                -----------  ------------
  Long-term debt net of current maturities      $     -0-    $     -0-
                                                ===========  ============

                                                                  F-11
                 CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997 and 1996

  Note 6 - Income Taxes

  The provision (benefit) for income taxes include the following:

                                                      1997        1996
                                                -----------  ------------
      Current:
        Federal                                 $    64,423  $   133,000
        State                                         8,288        9,000
                                                -----------  ------------
                        Total current provision      72,711      142,000
                                                -----------  ------------
      Deferred:
        Federal                                       4,593      (58,822)
        State                                      (134,191)      (8,914)
                                                -----------  ------------
                         Total deferred benefit    (129,598)     (67,736)
                                                -----------  ------------
                                                $   (56,887) $    74,264
                                                ===========  ============

  The Company has an investment tax credit carryforward for federal tax purposes of $18,864 that may be offset against future federal tax liabilities through the year 2004, and a state investment tax credit carryforward of $135,949 that may be offset against future state tax liabilities through the year 2012.

  Deferred income taxes are recognized for differences between the bases of assets and liabilities for financial statement and income tax purposes. The difference in income between financial reporting and income tax purposes relates primarily to the use of different depreciation methods for book and tax purposes. A valuation allowance equal to $-0- and $227,239 has been established against net deferred tax assets of $197,334 and $294,975 as of December 31, 1997 and 1996, respectively.

                                                                  F-12
                 CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997 and 1996

  Note 6 - Income Taxes (continued)

  The effective tax rate on income taxes was less than the federal statutory rate. The following summary reconciles taxes at the federal statutory rate with the actual taxes.

                                                      1997        1996
                                                -----------  ------------
    Earnings before income taxes                $   577,019  $ 1,209,401
    Add (deduct):
      State tax provision                            (8,288)      (9,000)
      Nondeductible expenses                         14,485       18,134
      Net operation loss carryforward                 -0-       (662,168)
      Timing differences due to:
        Use of accelerated depreciation methods
          for tax purposes                          (56,587)      50,619
        Bad debts                                   (25,000)      25,000
        Capitalization of additional costs to
          inventory for tax purposes                 (1,034)     (10,223)
        Tax basis loss on assets sold               (52,037)    (157,051)
        Use of accelerated amortization methods
          for tax purposes                          (10,925)      (3,423)
        Other                                         -0-         (4,928)
                                                -----------  ------------

                                Taxable Income  $   437,633  $   456,361
                                                ===========  ============

    Federal taxes at statutory rate             $   148,795  $   155,163
    Investment tax credit carryforward              (83,444)     (22,163)
    Other                                              (928)       -0-
                                                -----------  ------------
                          Federal Tax Provision $    64,423  $   133,000
                                                ===========  ============
  Note 7 - Commitments

  Leases

  On August 1, 1996, the Company renewed its lease for a term of five years expiring on July 31, 2001 for its headquarters and operations in Ronkonkoma, New York. Minimum future rental commitments are as follows:

             For the year ending December 31, 1998  $   123,245
                                              1999      126,942
                                              2000      130,751
                                              2001       77,589

  Rental expense for operating leases including the above lease  amounted

                                                                  F-13
                 CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997 and 1996

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

  In June 1989, the Company instituted a non-qualified stock option plan for key employees whereby options can be granted from time to time for up to 700,000 shares of the Company's $0.01 par value common stock. In 1996, 84,000 additional options were granted under this plan. Options vest over a four-year period. No options were exercised in 1997 or 1996. The plan shall terminate on June 15, 1999.

  In October 1995, the Financial Accounting Standards Board issued FASB 123, Accounting for Stock-Based Compensation, which is effective for years beginning after December 15, 1995. As permitted under FASB 123, the Company has elected not to adopt the fair value based method of accounting for its stock-based compensation plans, but will continue to account for such compensation under the provisions of APB 25. Accordingly, no compensation expense has been recognized for stock options awarded. Had compensation cost for the Company's plan been determined consistent with the methodology prescribed under SFAS No. 123, there would have been no significant impact on the Company's operations for the years ended December 31, 1997 or 1996.

  Note 9 - Concentration of Credit Risk

  Significant Customers

  The Company's sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology. In 1997, the Company had two significant customers which represented approximately 27% and 18%, respectively, of sales and 72% and less than 1%, respectively, of the total accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 1997. One of these customers represented 61% of sales in 1996 and 57% of the total accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 1996.

  Export Sales

  Export sales to unaffiliated customers represented approximately 2% and 8% of sales for the years ended December 31, 1997 and 1996, respectively. Export sales in 1997 and 1996 were primarily to customers in Asia. All contracts are denominated in U.S. dollars. The Company does not enter into any foreign exchange contracts.

                                                                  F-14
                 CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1997 and 1996

  Note 9 - Concentration of Credit Risk (continued)

  Cash Equivalents
  The Company places its temporary cash investments with one financial institution and normally exceeds the SIPC limit. The Company has not experienced any losses to date resulting from this policy.

  Note 10 - Related Party Transactions

  As of December 31, 1997 and 1996, the Company's president and major stockholder owed $499,154 and $500,000, respectively, to the Company. Original debt was payable on demand with interest at the prime rate plus one percent. The debt was renegotiated on December 19, 1996, so that interest only was due on January 1, 1997, for the twelve days ended December 31, 1996. Thereafter, the debt shall be payable in equal monthly installments of $3,008 consisting of principal and interest at the fixed rate of 7.0% on the first day of each month beginning February 1, 1997 with the remaining principal balance to be due and payable on January 1, 2007. The interest accrued on the debt totaled $8,734 and $1,542 as of December 31, 1997 and 1996, respectively, and is included in Other Current Assets.

  The general counsel for the Company is also a director. The Company incurred legal fees for his professional services of approximately $20,000 and $14,829 for the years ended December 31, 1997 and 1996, respectively.

  Note 11 - Commitments and Contingencies

  Line of Credit
  In May 1997, the Company entered into a revolving line of credit agreement with a bank which allows the Company to borrow up to $500,000 at the bank's prime rate plus 0.75% until June 1, 1998. No borrowings are outstanding as of December 31, 1997. Any borrowings would be collateralized by the Company's assets, other than costs and estimated earnings in excess of billings on uncompleted contracts, and guaranteed by the Company's president and major stockholder as long as the officer loan receivable remains outstanding.

  Sale of Land
  On March 21, 1997, the Company entered into a contract for the sale of its vacant land owned in Selden, New York, for $720,000. The Company recorded a liability of $40,000 representing a nonrefundable deposit from the purchaser. The balance is due at closing which is expected to take place in March 1998.

  Note 12 - Subsequent Events

  On March 13, 1998, the Company closed on the sale of the vacant land it owned in Selden, New York for the contract price discussed in Note 11.

  On March 16, 1998, the officer loan receivable discussed in Note 10 and

  INDEX TO SUPPLEMENTARY FINANCIAL SCHEDULES



        Page No.


  Independent Auditors' Report on Supplementary Information          S-2


  Supplementary Financial Schedules:


    II.  Amounts receivable from related parties and
         underwriters, promoters, and employees other
         than related parties                                        S-3


     V.  Property, plant and equipment                               S-4


    VI.  Accumulated depreciation and amortization
         of property, plant and equipment                            S-5


    IX.  Supplementary income statement information                  S-6

                                                                     S-2
        [Letterhead of Albrecht, Viggiano, Zureck, & Company, P.C.]

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
                                                          (516) 434-9500

  INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION




  To the Board of Directors and Stockholders
  CVD Equipment Corporation
  Ronkonkoma, New York


  We have audited and reported separately herein on the consolidated financial statements of CVD Equipment Corporation and subsidiary (the Company) as of and for the years ended December 31, 1997 and 1996.

  Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements of the Company taken as a whole. The supplementary information included in Form 10-KSB, Schedules II, V, VI and IX is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.






  Hauppauge, New York
  February 27, 1998

                                                                   S-3
                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                         FORM 10-KSB, SCHEDULE II
         AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
            PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                  Years ended December 31, 1997 and 1996

  Col. A                      Col. B    Col. C        Col. D          Col. E
  -------------------------- --------- --------- ------------------- ---------

                                                   Deductions
                             Balance at          (1)       (2)       Balance at
                             Beginning           Amounts   Amounts     End of
  Name of Debtor             of Period Additions Collected Written off Period
  -------------------------- --------- --------- --------- --------- ---------
  1997:
   Leonard A. Rosenbaum,
   President
   Maturity: January 1, 2007
   Interest: 7% per annum    $ 500,000 $  -0-    $     846 $    -0-  $ 499,154

  1996:
   Leonard A. Rosenbaum,
   President
   Maturity: January 1, 2007
   Interest: 7% per annum      494,934   30,388     25,322      -0-    500,000





                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                             FORM 10-KSB, SCHEDULE V
                          PROPERTY, PLANT AND EQUIPMENT
                     Years ended December 31, 1997 and 1996


  Col. A                       Col. B       Col. C      Col. D        Col. E
  ------------------------- ------------ ----------- ------------- -----------
                            Balance at                Other         Balance at
                            Beginning     Additions   Changes -       End of
  Description               of Period     at Cost     Add (Deduct)    Period
  ------------------------- ------------ ----------- ------------- -----------
  1997:
    Land                     $   550,939                           $   550,939
    Machinery and equipment      211,111  $   10,541  $  (133,940)      87,712
    Capitalized labor and
      overhead                 1,768,262      85,372     (640,057)   1,213,577
    Furniture and fixtures       186,441      24,007                   210,448
    Automobiles                   24,557                                24,557
    Leasehold improvements        12,014       1,781                    13,795
                             -----------  ----------  ------------ -----------

                             $ 2,753,324  $  121,701  $  (773,997) $ 2,101,028
                             ===========  ==========  ============ ===========

  1996:
    Land                     $   550,939                           $   550,939
    Machinery and equipment      532,656 $    45,363  $ (366,908)      211,111
    Capitalized labor and
      overhead                 2,311,325      62,129    (605,192)    1,768,262
    Furniture and fixtures       159,571      26,870                   186,441
    Automobiles                   29,266                  (4,709)       24,557
    Leasehold improvements       218,574                (206,560)       12,014
                             -----------  ----------  ------------ -----------

                             $ 3,802,331 $   134,362 $(1,183,369)  $ 2,753,324
                             ===========  ==========  ============ ===========

                                                                   S-5
                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                            FORM 10-KSB, SCHEDULE VI
        ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND
                                    EQUIPMENT
                     Years ended December 31, 1997 and 1996

  Col. A                      Col. B       Col. C       Col. D       Col. E
  ------------------------- ------------ ------------ ------------ -----------
                                          Additions
                            Balance at    Charged to    Other       Balance at
                            Beginning     Costs and   Charges -       End of
  Description               of Period     Expenses    Add (Deduct)    Period
  ------------------------- ------------ ------------ ------------ -----------
  1997:
   Machinery, equipment and
      capitalized labor and
      overhead              $ 1,742,808  $   113,945  $  (773,997) $ 1,082,756
   Furniture and fixtures      146,742       13,829                   160,571
   Automobiles                  24,557                                 24,557
   Leasehold improvements       12,014          214                    12,228
                            ------------ ------------ ------------ -----------

                            $ 1,926,121  $   127,988  $  (773,997) $ 1,280,112
                            ============ ============ ============ ===========

  1996:
    Machinery, equipment and
      capitalized labor and
      overhead              $ 2,463,950  $   250,959  $  (972,101) $ 1,742,808
    Furniture and fixtures      134,755       11,987                   146,742
    Automobiles                  24,510        4,091       (4,044)      24,557
    Leasehold improvements      218,620          568     (207,174)      12,014
                            ------------ ------------ ------------ -----------

                            $ 2,841,835  $   267,605  $(1,183,319) $ 1,926,121
                            ============ ============ ============ ===========

                                                                   S-6
                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                            FORM 10-KSB, SCHEDULE IX
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                     Years ended December 31, 1997 and 1996

         Col. A                                   Col. B

                                        Charges to Costs and Expenses

     Item                                        1997         1996

                                        PART III


  ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following sets forth, with respect to each officer and/or director, his/her age, present position with the Company, principal occupation during the past five years, other directorships, if any, and the year he/she first became an officer and/or a director of the company.

                                                                Officer/
                                   Position with                Director
  Name of Officer/Director   Age   the Company                  Since

  Leonard A. Rosenbaum       52    President and                1982
                                   Chief Executive Officer

  Alan H. Temple, Jr.        64    None                         1986

  Sharon M. Canese           37    Chief Financial Officer/     1998
                                   Secretary

  Martin J. Teitelbaum       48    Assistant Secretary          1985

  Albert G. Metzler          50    None                         1993


     Leonard A. Rosenbaum founded the Company in October, 1982 and has been its President and Chief Executive Officer and a director since that date. From 1971 until the time of his affiliation with the Company in 1982, Mr. Rosenbaum was President and a director and principal stockholder of Nav-Tec Industries, Inc., Hauppauge, New York, a manufacturer of semiconductor processing equipment similar to the type of equipment presently manufactured by the Company. Nav-Tec Industries, Inc. suspended operations, as related to the type of equipment presently manufactured by the Company, in 1984. From 1966 through 1971, Mr. Rosenbaum was employed by a division of General Instrument, Westbury, New York, a manufacturer of

     Alan H. Temple, Jr. has, since 1977, been President of Harrison Homes, Inc. Pittsford, New York, a building and consulting firm.

     Sharon M. Canese joined CVD Equipment Corporation on September 11, 1991. Prior to joining CVD, Mrs. Canese was Assistant Controller of Transcontrol Corporation for a period of four years. Mrs. Canese has also held the position of Financial Analyst of the Financial Planning Department at Eaton Corporation/AIL Division from 1983 to 1987.

     Martin J. Teitelbaum was a partner in the law firm of Guberman and Teitelbaum, Smithtown, New York from February 1977 through December 1987. From January 1988 to date, Mr. Teitelbaum has been principal attorney for the Law Offices of Martin J. Teitelbaum. Mr. Teitel-baum became a director of the Company in 1985. From September 23, 1986 to December 31, 1986 he served as Corporate Secretary and served again as Corporate Secretary from August 1997 to February 1998. Since January 1, 1987 he has served as the Assistant Secre-tary. Mr. Teitelbaum serves as General Counsel to CVD Equipment Corporation.

     Albert G. Metzler has, since 1972, been Sales Manager of R. S. Crum & Co., a distributor of valves and valve fittings. Mr. Metzler was formerly a director from 9/28/83 to 5/29/86. R. S. Crum is a supplier to CVD Equipment Corporation.

     All directors hold office until the next annual meeting of stockholders of the Company or until their successors are elected and qualify.

     The Board of Directors met three times during 1997. Mr.Rosenbaum, Mr.Temple, Mrs. Canese, Mr. Teitelbaum and Mr. Metzler attended all meetings.


  ITEM 10.      EXECUTIVE COMPENSATION
                Remuneration

     The following table sets forth certain information as to each of the Company's most highly compensated executive officers whose cash compensation exceeded $100,000.

               SUMMARY COMPENSATION TABLE


  Name and Principal                                      Annual
  Position                      Year                      Compensation
  ---------------------         ----                      ------------

  Leonard A. Rosenbaum          1997                      $211,342
    President and Chief         1996                      $139,126
    Executive Officer           1995                      $132,571

     The Company owns life insurance on the life of Leonard A. Rosenbaum in the amount of $2,000,000. The Company is the sole beneficiary of said policy.

     The Company adopted a non-qualified stock option plan in December 1986 for eligible salaried employees. Options will be awarded by the Board of Directors or by a committee appointed by the Board. Under the plan, an aggregate of 300,000 shares of Common Stock, $.01 par value, of the Company are reserved for issuance or transfer upon the exercise of options which are granted. Unless otherwise provided in the Option Agreement, an option granted under the plan shall become exercisable in 25% installments commencing one year from the anniversary date of the grant. The purchase price of an option shall be the lowest price per share that the common stock traded during the calendar year in which the option is granted. The plan terminated on December 31, 1996.

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

     In 1996 84,000 options were granted, and no options were exercised from this plan in 1996 and 1997.

     Other than the one remaining non-qualified stock option plan, the Company has no pension or profit sharing plan or other contingent forms of remuneration.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                     OWNERS AND MANAGEMENT

     (a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of any class of the Company's voting shares on March 1, 1998:

                                       Amount and
  Title                                Nature of
   Of         Name and Address of      Beneficial          Percentage
  Class       Beneficial Owner         Ownership (1)       of Class
  ------      --------------------     -------------       ----------

  Common      Leonard A. Rosenbaum     1,270,450           43.5%
  Stock       1881 Lakeland Avenue
              Ronkonkoma, NY 11779

  Common      Alan H. Temple Jr.         145,000            5.0%
  Stock       10 Harrison Circle
              Pittsford, NY 14534

  (1) Except as noted, all shares are beneficially owned, and the sole voting and investment power is held, by the persons named.

     (b) SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth as of March 1, 1998, information concerning the beneficial ownership of each class of equity securi-ty by each director and all directors and officers of the company as a group:

                                       Amount and
  Title                                Nature of
   Of         Name and Address of      Beneficial          Percentage
  Class       Beneficial Owner         Ownership (1)       of Class
  ------      --------------------     -------------       ----------

  Common      Leonard A. Rosenbaum     1,270,450           43.5%
  Stock       1881 Lakeland Avenue
              Ronkonkoma, NY 11779

  Common      Martin J. Teitelbaum         2,000 (2)         *
  Stock       329 Middle Country Road

  Common      Alan H. Temple, Jr.        145,000 (3)        5.0%
  Stock         10 Harrison Circle
                Pittsford, NY 14534

  Common      Albert Metzler              57,400 (4)        2.0%
  Stock       85 Shellbank Place
              Rockville Centre, NY 11570



  Common      All Directors and        1,474,850           50.5%
  Stock       Officers as a group
              (four persons)

  * Less than 1%

  (1) Except as noted, all shares are beneficially owned, and the sole voting and investment power is held by the persons named.
  (2) Shares are held by Mr. Teitelbaum's wife and beneficial ownership thereof is disclaimed by Mr. Teitelbaum.
  (3) Includes and aggregate of 13,000 shares held by Mr. Temple's wife, as to which he disclaims beneficial interest.
  (4) Includes an aggregate of 9,900 shares held by Mr. Metzler in custody for his minor children as to which he disclaims beneficial interest.


     (c) CHANGES IN CONTROL

     The Company knows of no contractual arrangements which may at a subsequent date result in a change of Company control.


  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In February, 1986 the Company lent $980,000 to an unaffiliated real estate partnership collateralized by a mortgage on 72 acres of vacant land in Suffolk County, New York which included approximately 25 acres Leonard A. Rosenbaum, the Company's president, agreed to purchase as a site for a new plant. In August 1986, $965,000 was exchanged for approximately 25 acres of land, approximately 10 acres which was purchased by the Company for its new plant and approximately 15 acres of which were purchased by Leonard A. Rosenbaum in exchange for a promissory note of $548,207. The promissory note, which was payable on demand was collateralized

     In November 1987, Leonard Rosenbaum personally borrowed $650,000 from the Bank of New York and used the proceeds to pay off the remaining debt he had with the Company. In order for Mr. Rosenbaum to secure this note, CVD Equipment Corporation had to provide the bank with a corporate guaranty. In the course of a paydown and refinancing of this obligation during the first quarter of 1995, CVD Equipment Corporation has been released from this guaranty.

     As of December 31, 1995, as a result of payments by CVD based upon the guaranty, Leonard A. Rosenbaum was indebted to CVD Equipment Corporation for $494,934 which included interest at prime plus 1%, all of which was due and payable upon demand.

     On December 19, 1996, Leonard Rosenbaum entered into a Modification/Extension agreement with CVD Equipment Corporation. The agreement calls for Leonard Rosenbaum to make monthly payments starting February 1, 1997 in the amount of $3,008.44 consisting of reduction of principal and 7% per annum interest. Other terms of the agreement call for any outstanding principal balance due to be paid either at time of sale of the property or no later than January 1, 2007.

     On March 21, 1997, Leonard Rosenbaum entered into a contract for sale of the land. Upon completion of the land sale within the next year, it is expected that the remaining balance of the loan will be repaid in full.

     Subsequent to the close of the year, on March 16, 1998 Leonard Rosenbaum paid in full the remaining balance of his loan.

     During 1997, the Company incurred approximately $20,000 in legal fees to Martin J. Teitelbaum. Mr. Teitelbaum, a director of the Company, is the principal attorney for the law offices of Martin J.

  PART IV

  ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
           REPORT ON FORM 10-KSB

        (a)     1.      Exhibits

   (3)  Articles of incorporation and by-laws
   (4)  Instruments defining the rights of holders, including indentures
   (9)  Voting trust agreement
  (10)  Material Contracts
  (11)  Statement re: Computation of per share earnings
  (13)  Annual or quarterly reports, Form 10QSB
  (18)  Letter on change in accounting principles
  (19)  Previously unfiled documents
  (21)  Subsidiaries of registrant
  (22)  Published report regarding matters submitted to vote
  (23)  Consent of experts and counsel
  (24)  Power of Attorney
  (28)  Information from reports furnished to state insurance authorities
  (99) Additional exhibits


  All items included by reference.

        (a)     2.      Financial Statements

  The following financial statements of CVD Equipment Corporation are included in Part II, Item 7:


  Report of Independent Certified Public Accountants................ F-3
  Balance Sheets - December 31, 1997 and 1996....................... F-4
  Statements of Operations & Retained Earnings
        (Accumulated Deficit) Years Ended
        December 31, 1997 and 1996.................................. F-5
  Statements of Cash Flows
        Years Ended December 31, 1997 and 1996...................... F-6
  Summary of Accounting Policies.............................. F-7 - F-8

  (a)   3.      Financial Statement Schedules

  Report of Independent Certified Public Accountants................ S-2


        Schedules:

  II. Amounts receivable from Related Parties and Underwriters,
             Promoters, and Employees other than Related Parties.... S-3
  V. Property, Plant and Equipment.................................. S-4
  VI. Accumulated depreciation and amortization of Property,
  Plant and Equipment............................................... S-5
  IX    Supplementary Income Statement Information.................. S-6


  All other schedules are omitted because they are not applicable, or not required, or because information is included in the consolidated financial statements or notes thereto.

  SIGNATURES


  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this

  ____30th day of March 1998_______.


                                        CVD EQUIPMENT CORPORATION

                                        By__/S/_Leonard_A._Rosenbaum___
                                                Leonard A. Rosenbaum
                                                President
                                                Chief Executive Officer


  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  __/S/_Leonard_A._Rosenbaum_____________President, Chief Executive
  Leonard A. Rosenbaum                            Officer and Director


  __/S/_Alan_H._Temple,_Jr.______________Director
  Alan H. Temple, Jr.


  __/S/_Martin_J._Teitelbaum_____________Director
  Martin J. Teitelbaum


  __/S/_Sharon_M._Canese_________________Chief Financial Officer
  Sharon M. Canese


  __/S/_Albert_G._Metzler________________Director
  Albert G. Metzler