Form 10QSB
period 1998-03-31
CVD EQUIPMENT CORP
filed 1998-05-14
CIK 766792

                    US SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 FORM 10-QSB

   (Mark One)
   (X)  QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE  SECURITIES
                             EXCHANGE ACT OF 1934
           For the quarterly period ended          3-31-98

   (  ) TRANSITION REPORT UNDER SECTION 13 or 15 (d) OF THE EXCHANGE ACT
           For the transition period from _____________to______________
            Commission file number_____________________________________

                          CVD EQUIPMENT CORPORATION
      (Exact name of small business issuer as specified in its charter)

                                   NEW YORK
        (State or other jurisdiction of incorporation or organization)

                                  11-2621692
                     (IRS Employer Identification Number)

                  1881 LAKELAND AVENUE, RONKONKOMA, NY 11779
                   (Address of principal executive offices)

                                 516-981-7081
                          (Issuers Telephone Number)


       (Former name, former address, and former fiscal year, if changed since last report)

   Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           Yes     X       No

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS

   Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
           Yes             No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   2,918,750 SHARES OF COMMON STOCK, $.01 PAR VALUE AS OF 3-31-98

                          CVD EQUIPMENT CORPORATION
                                BALANCE SHEET
                                    ASSETS
                                MARCH 31,1998

                                                      MARCH 31
                                                        1998
                                                     ----------
   CURRENT ASSETS:
        CASH                                         $2,224,202
        ACCOUNTS RECEIVABLE                             326,256
        COST IN EXCESS OF BILLINGS                      809,053
        INVENTORIES                                      89,045
        DEFFERED TAXES                                  197,334
        OTHER CURRENT ASSETS                             48,052
   TOTAL CURRENT ASSETS                               3,693,942
                                                     ----------
   PROPERTY, PLANT, & EQUIPMENT                         327,310
   AT COST & NET OF ACCUMULATED DEPRECIATION

   OTHER ASSETS:
        LOAN RECEIVABLE-OFFICER                             -
        OTHER                                           109,909
                                                     ----------
   TOTAL OTHER ASSETS                                   109,909

   TOTAL ASSETS                                       4,131,161
                                                     ==========

                          CVD EQUIPMENT CORPORATION
                                BALANCE SHEET
                      LIABILTIES & STOCKHOLDER'S EQUITY
                                MARCH 31,1998

                                                       MARCH 31
                                                         1998
                                                     ----------
   CURRENT LIABILTIES:
        NOTES PAYABLE                                $      -
        CURRENT MATURITIES OF LONG TERM DEBT              4,575
        ACCOUNTS PAYABLE                                160,935
        BILLINGS IN EXCESS OF COST                          -
        OTHER CURRENT LIABILITIES                       155,405
                                                     ----------
   TOTAL CURRENT LIABILITIES                            320,915

   LONG TERM DEBT                                        20,750
                                                     ----------
   TOTAL LIABILTIES                                     341,665

   STOCKHOLDERS EQUITY
        COMMON STOCK  - $.01 PAR
        AUTHORIZED 10,000,000 SHARES
        ISSUED & OUTSTANDING 2,918,750 SHARES            29,188

        ADDITIONAL PAID-IN CAPITAL                    2,784,060
        RETAINED EARNINGS                               976,248
                                                     ----------
   TOTAL EQUITY                                       3,789,496

   TOTAL LIABILTIES & EQUITY                          4,131,161
                                                     ==========

                          CVD EQUIPMENT CORPORATION
                   STATEMENT OF INCOME & RETAINED EARNINGS
                                MARCH 31,1998

                                                      THREE MONTHS ENDED
                                                            MARCH 31
                                                        1998        1997
                                                     ----------  ----------
   REVENUES
        REVENUE ON COMPLETED CONTRACTS               $  215,462  $   83,967
        REVENUE ON UNCOMPLETED CONTRACTS                666,119   1,022,864
                                                     ----------  ----------
   TOTAL REVENUE                                        881,581   1,106,831
   COST OF GOODS SOLD                                   607,201     705,065
                                                     ----------  ----------
   GROSS PROFIT                                         274,380     401,766

   OPERATING EXPENSES
        SELLING AND  SHIPPING                            43,109      37,874
        GENERAL AND ADMINISTRATIVE                      198,408     165,691
                                                     ----------  ----------
   TOTAL OPERATING EXPENSE                              241,517     203,565

   INCOME BEFORE INTEREST AND OTHER EXPENSES             32,863     198,201

   OTHER INCOME (EXPENSE)
        INTEREST INCOME                                  14,844      10,287
        INTEREST EXPENSE                                   (251)     (2,776)
        OTHER INCOME                                        500         553
        GAIN ON SALE OF FIXED ASSET                     164,442         -
                                                     ----------  ----------
   TOTAL OTHER INCOME                                   179,535       8,064

   INCOME BEFORE TAXES                                  212,398     206,265

   INCOME TAX BENEFIT (PROVISION)                       (53,302)       (550)
                                                     ----------  ----------
   NET INCOME                                           159,096     205,715

   RETAINED EARNINGS AT BEGINNING                       817,152     183,245
   RETAINED EARNINGS AT END                          $  976,248  $  388,960
                                                     ==========  ==========

   NET INCOME PER SHARE
                                                     $     0.05  $     0.07
                                                           0.05        0.07

   WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING                           2,918,750   2,918,750
                                                     ==========  ==========

                          CVD EQUIPMENT CORPORATION
                   STATEMENT OF INCOME & RETAINED EARNINGS
                                MARCH 31,1998

                                                      THREE MONTHS ENDED
                                                            MARCH 31
                                                        1998        1997
                                                     ----------  ----------
   CASH FLOWS FROM OPERATING ACTIVITES:
        NET  INCOME                                  $  159,096  $  205,715

        GAIN ON SALE OF FIXED ASSET                    (164,442)        -
        DEPRECIATION                                     28,539      31,295
        DEFERRED TAX BENEFIT                                -           -

   (INCREASE) DECREASE IN:
        ACCOUNTS RECEIVABLES                             67,809     121,064
        COST IN EXCESS OF BILLINGS                      581,969    (102,822)
        INVENTORIES                                      46,762     (43,618)
        OTH CURRENT ASSETS                               54,305      (4,541)
        OTHER ASSETS                                    (12,844)      1,566
   INCREASE (DECREASE) IN:
        ACCOUNTS PAYABLE                                 64,623      37,178
        BILLINGS IN EXCESS OF COST                          -       (22,946)
        OTH CURRENT LIABILITIES                          (3,812)    (56,055)
                                                     ----------  ----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES            822,005     166,836


   CASH FLOWS FROM INVESTING ACTIVITES:
        OFFICER LOAN RECEIVABLE                         507,888      (5,740)
        CAPITAL EXPENDITURES                            (85,873)    (10,381)
        PROCEEDS FROM SALE OF FIXED ASSET               715,381         -
                                                     ----------  ----------
   NET CASH USED IN INVESTING ACTIVITES               1,137,396     (16,121)

   CASH FLOWS FROM FINANCING ACTIVITES:
   INCREASE (DECREASE) IN:
        NOTES PAYABLE                                       -           -
        DEBT-CURRENT                                      4,575     (37,384)
        DEBT-LONG TERM                                   20,750         -
                                                     ----------  ----------
   NET CASH USED IN FINANCING ACTIVITES                  25,325     (37,384)
                                                     ----------  ----------
   NET INCREASE (DECREASE) IN CASH                    1,984,726     113,331

   CASH AT BEGINNING OF PERIOD                          239,476      67,212
   CASH AT END OF PERIOD                              2,224,202     180,543

                            CVD EQUIPMENT CORPORATION
                          NOTE TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


                          BASIS OF FINANCIAL STATEMENTS


   The financial data is subject to year end audit and does not claim to be a complete presentation since note disclosure under generally accepted accounting procedures is not included. Note disclosures required under generally accepted accounting procedures are included in the Company's audited financial statements filed as part of Form 10-KSB for the year ended December 31, 1997. Form 10-QSB should be read in conjunction with these financial statements.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL OPERATIONS
                      CONDITIONS AND RESULTS OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 1998


   Revenue for the first quarter of 1998 was $881,581. This is a decrease of 20% when compared to the first quarter of 1997. Gross profit for the first quarter of 1998 is 31% versus 36% in the comparable period one year ago. A substantial portion of the increase in the cost of goods sold is payroll expense.

   Selling and G & A expense are higher for the first quarter when compared with last year. For 1998, there was $241,517 expensed to these accounts versus $203,565 in 1997. Of this $38,000 increase, $16,000 is attributed to commissions and $8,000 to investor relations' expense.

   Total other income is higher for the first quarter when compared with last year. For 1998, there was $179,535 booked to the accounts versus $8,064 in 1997. This $171,000 increase is attributed mainly to the sale of the vacant land CVD owned in Selden, New York.

   Liquidity
   CVD's cash position increased by $2.0 million for the quarter. This was mainly attributed to $715,000 proceeds from the sale of the vacant land it owned in Selden, New York, $508,000 proceeds by full payment of Officers Loan Receivable, and $989,000 received by an 80% progress payment on a job which is 99% complete.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                           CVD EQUIPMENT CORPORATION
                                                 (Registrant)

                                           /s/ LEONARD A. ROSENBAUM
                                           -------------------------------
                                           Leonard A. Rosenbaum
                                           President, CEO

                                           /s/ SHARON CANESE
                                           -------------------------------
                                           Sharon Canese
                                           Chief Financial Officer

   Date:  April 30, 1998