Form 10QSB
period 1998-06-30
CVD EQUIPMENT CORP
filed 1998-08-14
CIK 766792

                    US SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 FORM 10-QSB

   (Mark One)
   (X)  QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE  SECURITIES
                             EXCHANGE ACT OF 1934
           For the quarterly period ended     6-30-98

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

   2,918,750 SHARES OF COMMON STOCK, $.01 PAR VALUE AS OF 8-15-98

                          CVD EQUIPMENT CORPORATION
                                BALANCE SHEET
                                   ASSETS
                                JUNE 30,1998

                                                  JUNE 30       DECEMBER 31
                                                   1998            1997
                                                (UNAUDITED)      (AUDITED)
                                                -----------     -----------
   CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                  $  962,123      $  239,476
     ACCOUNTS RECEIVABLE                           276,216         394,065
     LOAN RECEIVABLE-OFFICER                           -           499,154
     COST IN EXCESS OF BILLINGS                  1,455,674       1,391,021
     INVENTORIES                                    80,049         135,807
     DEFFERED TAXES                                197,334         197,334
     OTHER CURRENT ASSETS                           51,143         111,091
                                                -----------     -----------
   TOTAL CURRENT ASSETS                          3,022,539       2,967,948

   PROPERTY, PLANT, & EQUIPMENT                    333,578         820,916
   AT COST & NET OF ACCUMULATED DEPRECIATION

   OTHER ASSETS:
     MARKETABLE SECURITIES                         757,500             -
     OTHER                                         158,321          97,065
                                                -----------     -----------
   TOTAL OTHER ASSETS                              915,821          97,065

   TOTAL ASSETS                                  4,271,938       3,885,929
                                                ===========     ===========

                             CVD EQUIPMENT CORPORATION
                                  BALANCE SHEET
                        LIABILTIES & STOCKHOLDER'S EQUITY
                                  JUNE 30,1998

                                                  JUNE 30       DECEMBER 31
                                                   1998            1997
                                                (UNAUDITED)      (AUDITED)
                                                -----------     -----------

   CURRENT LIABILTIES:
     NOTES PAYABLE                              $      -        $      -
     CURRENT MATURITIES OF LONG TERM DEBT            4,665             -
     ACCOUNTS PAYABLE                              191,040          96,312
     DEPOSIT ON A CONTRACT FOR SALE OF REAL EST        -            40,000
     BILLINGS IN EXCESS OF COST                        -               -
     OTHER CURRENT LIABILITIES                     219,025         119,218
                                                -----------     -----------
   TOTAL CURRENT LIABILITIES                       414,730         255,530

   LONG TERM DEBT                                   19,164             -
                                                -----------     -----------
   TOTAL LIABILTIES                                433,894         255,530

   STOCKHOLDERS EQUITY
     COMMON STOCK  - $.01 PAR
     AUTHORIZED 10,000,000 SHARES
     ISSUED & OUTSTANDING 2,918,750 SHARES          29,188          29,188

     ADDITIONAL PAID-IN CAPITAL                  2,784,060       2,784,060
     RETAINED EARNINGS                           1,017,296         817,151
     UNREALIZED GAIN ON MARKETABLE SECURITIES        7,500             -
                                                -----------     -----------
   TOTAL EQUITY                                  3,838,044       3,630,399

   TOTAL LIABILTIES & EQUITY                     4,271,938       3,885,929
                                                ===========     ===========

                             CVD EQUIPMENT CORPORATION
                      STATEMENT OF INCOME & RETAINED EARNINGS
                                  JUNE 30,1998

                                                   THREE MONTHS ENDED
                                                        JUNE 30

                                                   1998            1997
                                                (UNAUDITED)     (UNAUDITED)
                                                -----------     -----------

   REVENUES
     REVENUE ON COMPLETED CONTRACTS             $  137,427      $  838,083
     REVENUE ON UNCOMPLETED CONTRACTS              852,199         236,684
                                                -----------     -----------
   TOTAL REVENUE                                   989,626       1,074,767

   COST OF GOODS SOLD                              704,049         646,850
                                                -----------     -----------
   GROSS PROFIT                                    285,577         427,917

   OPERATING EXPENSES
     SELLING AND  SHIPPING                          42,607          31,852
     GENERAL AND ADMINISTRATIVE                    207,747         173,630
                                                -----------     -----------
   TOTAL OPERATING EXPENSE                         250,354         205,482

   INCOME BEFORE INTEREST AND OTHER EXPENSES        35,223         222,435

   OTHER INCOME (EXPENSE)
     INTEREST INCOME                                19,206          11,343
     INTEREST EXPENSE                                 (362)         (1,599)
     OTHER INCOME                                    1,786             541
     GAIN ON SALE OF FIXED ASSET                       -               -
                                                -----------     -----------
   TOTAL OTHER INCOME                               20,630          10,285

   INCOME BEFORE TAXES                              55,853         232,720

   INCOME TAX BENEFIT (PROVISION)                  (14,804)        (54,642)
                                                -----------     -----------
   NET INCOME                                       41,049         178,078

   RETAINED EARNINGS AT BEGINNING                  976,247         388,960
   RETAINED EARNINGS AT END                     $1,017,296      $  567,038
                                                ===========     ===========
   NET INCOME PER SHARE
                        BASIC                   $     0.01      $     0.06
                        DILUTED                 $     0.01      $     0.06

   WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING                      2,918,750       2,918,750
                                                ===========     ===========

                             CVD EQUIPMENT CORPORATION
                      STATEMENT OF INCOME & RETAINED EARNINGS
                                  JUNE 30,1998

                                                   SIX MONTHS ENDED
                                                      JUNE 30

                                                   1998            1997
                                                (UNAUDITED)     (UNAUDITED)
                                                -----------     -----------
   REVENUES
     REVENUE ON COMPLETED CONTRACTS             $  352,889      $  922,050
     REVENUE ON UNCOMPLETED CONTRACTS            1,518,318       1,259,548
                                                -----------     -----------
   TOTAL REVENUE                                 1,871,207       2,181,598

   COST OF GOODS SOLD                            1,311,251       1,351,915
                                                -----------     -----------
   GROSS PROFIT                                    559,956         829,683

   OPERATING EXPENSES
     SELLING AND  SHIPPING                          85,715          69,726
     GENERAL AND ADMINISTRATIVE                    406,155         339,321
                                                -----------     -----------
   TOTAL OPERATING EXPENSE                         491,870         409,047

   INCOME BEFORE INTEREST AND OTHER EXPENSES        68,086         420,636

   OTHER INCOME (EXPENSE)
     INTEREST INCOME                                34,050          21,630
     INTEREST EXPENSE                                 (613)         (4,375)
     OTHER INCOME                                    2,286           1,094
     GAIN ON SALE OF FIXED ASSET                   164,442             -
                                                -----------     -----------
   TOTAL OTHER INCOME                              200,165          18,349

   INCOME BEFORE TAXES                             268,251         438,985

   INCOME TAX BENEFIT (PROVISION)                  (68,106)        (55,192)
                                                -----------     -----------
   NET INCOME                                      200,145         383,793

   RETAINED EARNINGS AT BEGINNING                  817,151         183,245
   RETAINED EARNINGS AT END                     $1,017,296      $  567,038
                                                ===========     ===========
   NET INCOME PER SHARE
                        BASIC                   $     0.07      $     0.13
                        DILUTED                 $     0.06      $     0.13

   WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING                      2,918,750       2,918,750
                                                ===========     ===========

                             CVD EQUIPMENT CORPORATION
                              STATEMENT OF CASH FLOWS
                                  JUNE 30,1998

                                                   THREE MONTHS ENDED
                                                        JUNE 30

                                                   1998            1997
                                                (UNAUDITED)     (UNAUDITED)
                                                -----------     -----------
   CASH FLOWS FROM OPERATING ACTIVITES:
     NET  INCOME                                $   41,047      $  218,078

   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
     GAIN ON SALE OF FIXED ASSET                       -               -
     DEPRECIATION                                   28,872          31,628
     DEFERRED TAX BENEFIT                              -               -

   (INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLES                           50,039         (19,440)
     COST IN EXCESS OF BILLINGS                   (646,620)        294,420
     INVENTORIES                                     8,995           3,618
     OTH CURRENT ASSETS                             (3,090)         (8,312)
     OTHER ASSETS                                  (48,412)          9,120
   INCREASE (DECREASE) IN:
     ACCOUNTS PAYABLE                               30,105         (28,072)
     BILLINGS IN EXCESS OF COST                        -           (18,144)
     OTH CURRENT LIABILITIES                        63,621        (102,848)
                                                -----------     -----------
   NET CASH (USED IN) PROVIDED BY
                  OPERATING ACTIVITIES            (475,443)        380,048


   CASH FLOWS FROM INVESTING ACTIVITES:
     OFFICER LOAN RECEIVABLE                           -               282
     MARKETABLE SECURITIES                        (750,000)            -
     CAPITAL EXPENDITURES                          (35,140)        (20,339)
     PROCEEDS FROM SALE OF FIXED ASSET                 -              -
                                                -----------     -----------
   NET CASH USED IN INVESTING ACTIVITES           (785,140)        (20,057)

   CASH FLOWS FROM FINANCING ACTIVITES:
   INCREASE (DECREASE) IN:
     NOTES PAYABLE                                     -               -
     DEBT-CURRENT                                       90         (58,470)
     DEBT-LONG TERM                                 (1,586)            -
                                                -----------     -----------
   NET CASH USED IN FINANCING ACTIVITES             (1,496)        (58,470)
                                                -----------     -----------
   NET (DECREASE) INCREASE IN CASH              (1,262,079)        301,521

   CASH AT BEGINNING OF PERIOD                   2,224,202         180,542
   CASH AT END OF PERIOD                           962,123         482,063
                                                ===========     ===========

                             CVD EQUIPMENT CORPORATION
                              STATEMENT OF CASH FLOWS
                                  JUNE 30,1998

                                                   SIX MONTHS ENDED
                                                      JUNE 30

                                                   1998            1997
                                                (UNAUDITED)     (UNAUDITED)
                                                -----------     -----------
   CASH FLOWS FROM OPERATING ACTIVITES:
     NET  INCOME                                $  200,144      $  423,793

   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
     GAIN ON SALE OF FIXED ASSET                  (164,442)            -
     DEPRECIATION                                   57,411          62,923
     DEFERRED TAX BENEFIT                              -               -

   (INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLES                          117,848         101,623
     COST IN EXCESS OF BILLINGS                    (64,652)        191,598
     INVENTORIES                                    55,757         (40,000)
     OTH CURRENT ASSETS                             51,215         (12,851)
     OTHER ASSETS                                  (61,255)         10,685
   INCREASE (DECREASE) IN:
     ACCOUNTS PAYABLE                               94,728           9,106
     BILLINGS IN EXCESS OF COST                        -           (41,090)
     OTH CURRENT LIABILITIES                        59,808        (158,903)
                                                -----------     -----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES       346,562         546,884

   CASH FLOWS FROM INVESTING ACTIVITES:
     OFFICER LOAN RECEIVABLE                       507,888          (5,458)
     MARKETABLE SECURITIES                        (750,000)            -
     CAPITAL EXPENDITURES                         (121,013)        (30,720)
     PROCEEDS FROM SALE OF FIXED ASSET             715,381            -
   NET CASH PROVIDED BY (USED IN)               -----------     -----------
                        INVESTING ACTIVITIES       352,256         (36,178)

   CASH FLOWS FROM FINANCING ACTIVITES:
   INCREASE (DECREASE) IN:
     NOTES PAYABLE                                     -               -
     DEBT-CURRENT                                    4,665         (95,855)
     DEBT-LONG TERM                                 19,164             -
   NET CASH PROVIDED BY (USED IN)               -----------     -----------
                        FINANCING ACTIVITIES        23,829         (95,855)
                                                -----------     -----------
   NET INCREASE IN CASH                            722,647         414,851

   CASH AT BEGINNING OF PERIOD                     239,476          67,212
   CASH AT END OF PERIOD                           962,123         482,063
                                                ===========     ===========

                             CVD EQUIPMENT CORPORATION
                            NOTE TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL OPERATIONS
                      CONDITIONS AND RESULTS OF OPERATIONS

                        THREE MONTHS ENDED JUNE 30, 1998


   Revenue for the second quarter of 1998 was $989,626. This is a decrease of 7.9% when compared to the second quarter of 1997. Gross profit for the second quarter of 1998 is 29% versus 40% in the comparable period one year ago. A substantial portion of the increase in the cost of goods sold is material expense.

   Selling and G & A expense are higher for the second quarter when compared with last year. For 1998, there was $250,354 expensed to these accounts versus $205,482 in 1997. Of this $45,000 increase, $20,000 is attributed to payroll expense and $12,000 to investor relations' expense.

   Total other income is higher for the second quarter when compared with last year. For 1998, there was $20,630 booked to the accounts versus $10,285 in 1997. This $10,000 increase is attributed mainly to an increase in interest income.

   Liquidity
   CVD's cash position decreased by $1.3 million for the quarter. This was mainly attributed to $750,000 invested in Marketable Securities (preferred stock).

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

   Date:  August 15, 1998