Form 10QSB
period 1998-09-30
CVD EQUIPMENT CORP
filed 1998-11-09
CIK 766792

                    US SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 FORM 10-QSB

   (Mark One)
   (X)  QUARTERLY REPORT UNDER SECTION 13 or 15 (d) OF THE  SECURITIES
                             EXCHANGE ACT OF 1934
           For the quarterly period ended     9-30-98

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

   2,918,750 SHARES OF COMMON STOCK, $.01 PAR VALUE AS OF 11-15-98

                          CVD EQUIPMENT CORPORATION
                                BALANCE SHEET
                                   ASSETS
                              SEPTEMBER 30,1998

                                               SEPTEMBER 30       DECEMBER 31
                                                   1998            1997
                                                (UNAUDITED)      (AUDITED)
                                                -----------     -----------
   CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                  $  837,204      $  239,476
     MARKETABLE SECURITES                          763,350             -
     ACCOUNTS RECEIVABLE                           463,695         394,065
     LOAN RECEIVABLE-OFFICER                           -           499,154
     COST IN EXCESS OF BILLINGS                  1,223,723       1,391,021
     INVENTORIES                                    84,307         135,807
     DEFFERED TAXES                                197,334         197,334
     OTHER CURRENT ASSETS                           31,014         111,091
                                                -----------     -----------
   TOTAL CURRENT ASSETS                          3,600,627       2,967,948

   PROPERTY, PLANT, & EQUIPMENT                    336,091         820,916
   AT COST & NET OF ACCUMULATED DEPRECIATION

   OTHER ASSETS:
     OTHER                                         205,836          97,065
                                                -----------     -----------
   TOTAL OTHER ASSETS                              205,836          97,065

   TOTAL ASSETS                                  4,142,554       3,885,929
                                                ===========     ===========

                             CVD EQUIPMENT CORPORATION
                                  BALANCE SHEET
                        LIABILTIES & STOCKHOLDER'S EQUITY
                                  SEPTEMBER 30,1998

                                                SEPTEMBER 30    DECEMBER 31
                                                   1998            1997
                                                (UNAUDITED)      (AUDITED)
                                                -----------     -----------

   CURRENT LIABILTIES:
     NOTES PAYABLE                              $      -        $      -
     CURRENT MATURITIES OF LONG TERM DEBT            4,734             -
     ACCOUNTS PAYABLE                               66,123          96,312
     DEPOSIT ON A CONTRACT FOR SALE OF REAL EST        -            40,000
     BILLINGS IN EXCESS OF COST                        -               -
     OTHER CURRENT LIABILITIES                     182,105         119,218
                                                -----------     -----------
   TOTAL CURRENT LIABILITIES                       252,962         255,530

   LONG TERM DEBT                                   17,954             -
                                                -----------     -----------
   TOTAL LIABILTIES                                270,916         255,530

   STOCKHOLDERS EQUITY
     COMMON STOCK  - $.01 PAR
     AUTHORIZED 10,000,000 SHARES
     ISSUED & OUTSTANDING 2,918,750 SHARES          29,188          29,188

     ADDITIONAL PAID-IN CAPITAL                  2,784,060       2,784,060
     RETAINED EARNINGS                           1,045,040         817,151
     UNREALIZED GAIN ON MARKETABLE SECURITIES       13,350             -
                                                -----------     -----------
   TOTAL EQUITY                                  3,871,638       3,630,399

   TOTAL LIABILTIES & EQUITY                     4,142,554       3,885,929
                                                ===========     ===========

                             CVD EQUIPMENT CORPORATION
                      STATEMENT OF INCOME & RETAINED EARNINGS
                                SEPTEMBER 30,1998

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30

                                                   1998            1997
                                                (UNAUDITED)     (UNAUDITED)
                                                -----------     -----------

   REVENUES
     REVENUE ON COMPLETED CONTRACTS             $  502,268      $  857,735
     REVENUE ON UNCOMPLETED CONTRACTS              196,731         165,064
                                                -----------     -----------
   TOTAL REVENUE                                   698,999       1,022,799

   COST OF GOODS SOLD                              453,223         597,077
                                                -----------     -----------
   GROSS PROFIT                                    245,776         425,722

   OPERATING EXPENSES
     SELLING AND  SHIPPING                          33,154          25,746
     GENERAL AND ADMINISTRATIVE                    196,185         182,505
                                                -----------     -----------
   TOTAL OPERATING EXPENSE                         229,339         208,251

   INCOME BEFORE INTEREST AND OTHER EXPENSES        16,437         217,471

   OTHER INCOME (EXPENSE)
     INTEREST INCOME                                19,975          13,797
     INTEREST EXPENSE                                (346)           (451)
     OTHER INCOME                                    (415)             -
     GAIN ON SALE OF FIXED ASSET                       -               -
                                                -----------     -----------
   TOTAL OTHER INCOME                               19,214          13,346

   INCOME BEFORE TAXES                              35,651         230,817

   INCOME TAX BENEFIT (PROVISION)                  (7,907)        (54,788)
                                                -----------     -----------
   NET INCOME                                       27,744         176,029

   RETAINED EARNINGS AT BEGINNING                1,017,296         567,038
   RETAINED EARNINGS AT END                     $1,045,040      $  743,067
                                                ===========     ===========
   NET INCOME PER SHARE
                        BASIC                   $     0.01      $     0.06
                        DILUTED                 $     0.01      $     0.06

   WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING                      2,918,750       2,918,750
                                                ===========     ===========

                             CVD EQUIPMENT CORPORATION
                      STATEMENT OF INCOME & RETAINED EARNINGS
                              SEPTEMBER 30,1998

                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30

                                                   1998            1997
                                                (UNAUDITED)     (UNAUDITED)
                                                -----------     -----------
   REVENUES
     REVENUE ON COMPLETED CONTRACTS             $  855,157      $1,779,785
     REVENUE ON UNCOMPLETED CONTRACTS            1,715,049       1,424,612
                                                -----------     -----------
   TOTAL REVENUE                                 2,570,206       3,204,397

   COST OF GOODS SOLD                            1,764,474       1,948,992
                                                -----------     -----------
   GROSS PROFIT                                    805,732       1,255,405

   OPERATING EXPENSES
     SELLING AND  SHIPPING                         118,870          95,473
     GENERAL AND ADMINISTRATIVE                    602,340         521,825
                                                -----------     -----------
   TOTAL OPERATING EXPENSE                         721,210         617,298

   INCOME BEFORE INTEREST AND OTHER EXPENSES        84,522         638,107

   OTHER INCOME (EXPENSE)
     INTEREST INCOME                                54,025          35,427
     INTEREST EXPENSE                                 (959)         (4,826)
     OTHER INCOME                                    1,871           1,094
     GAIN ON SALE OF FIXED ASSET                   164,442             -
                                                -----------     -----------
   TOTAL OTHER INCOME                              219,379          31,695

   INCOME BEFORE TAXES                             303,901         669,802

   INCOME TAX BENEFIT (PROVISION)                  (76,013)       (109,980)
                                                -----------     -----------
   NET INCOME                                      227,888         559,822

   RETAINED EARNINGS AT BEGINNING                  817,152         183,245
   RETAINED EARNINGS AT END                     $1,045,040      $  743,067
                                                ===========     ===========
   NET INCOME PER SHARE
                        BASIC                   $     0.08      $     0.19
                        DILUTED                 $     0.07      $     0.19

   WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING                      2,918,750       2,918,750
                                                ===========     ===========

                             CVD EQUIPMENT CORPORATION
                              STATEMENT OF CASH FLOWS
                                 SEPTEMBER 30,1998

                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30

                                                   1998            1997
                                                (UNAUDITED)     (UNAUDITED)
                                                -----------     -----------
   CASH FLOWS FROM OPERATING ACTIVITES:
     NET  INCOME                                $   27,744      $  176,029

   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
     GAIN ON SALE OF FIXED ASSET                       -               -
     DEPRECIATION                                   29,625          31,663
     DEFERRED TAX BENEFIT                              -               -

   (INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLES                         (187,478)        262,939
     COST IN EXCESS OF BILLINGS                    231,951        (354,624)
     INVENTORIES                                    (4,257)         (6,483)
     OTH CURRENT ASSETS                             20,128           5,647
     OTHER ASSETS                                  (47,516)        (44,280)
   INCREASE (DECREASE) IN:
     ACCOUNTS PAYABLE                             (124,917)        (54,815)
     BILLINGS IN EXCESS OF COST                        -               -
     OTH CURRENT LIABILITIES                       (36,920)         85,752
                                                -----------     -----------
   NET CASH (USED IN) PROVIDED BY
                  OPERATING ACTIVITIES             (91,640)        101,828


   CASH FLOWS FROM INVESTING ACTIVITES:
     OFFICER LOAN RECEIVABLE                           -               287
     MARKETABLE SECURITIES                             -               -
     CAPITAL EXPENDITURES                          (32,138)        (17,173)
     PROCEEDS FROM SALE OF FIXED ASSET                 -              -
                                                -----------     -----------
   NET CASH USED IN INVESTING ACTIVITES            (32,138)        (16,886)

   CASH FLOWS FROM FINANCING ACTIVITES:
   INCREASE (DECREASE) IN:
     NOTES PAYABLE                                     -               -
     DEBT-CURRENT                                       69         (35,827)
     DEBT-LONG TERM                                 (1,210)            -
                                                -----------     -----------
   NET CASH USED IN FINANCING ACTIVITES             (1,141)        (35,827)
                                                -----------     -----------
   NET (DECREASE) INCREASE IN CASH                (124,919)         49,115

   CASH AT BEGINNING OF PERIOD                     962,123         482,063
   CASH AT END OF PERIOD                           837,204         531,178
                                                ===========     ===========

                             CVD EQUIPMENT CORPORATION
                              STATEMENT OF CASH FLOWS
                                 SEPTEMBER 30, 1998

                                                  NINE MONTHS ENDED
                                                     SEPTEMBER 30

                                                   1998            1997
                                                (UNAUDITED)     (UNAUDITED)
                                                -----------     -----------
   CASH FLOWS FROM OPERATING ACTIVITES:
     NET  INCOME                                $  227,888      $  559,822

   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
     GAIN ON SALE OF FIXED ASSET                  (164,442)            -
     DEPRECIATION                                   87,036          94,586
     DEFERRED TAX BENEFIT                              -               -

   (INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLES                          (69,630)        364,562
     COST IN EXCESS OF BILLINGS                    167,299        (163,026)
     INVENTORIES                                    51,500         (46,483)
     OTH CURRENT ASSETS                             71,343          (7,204)
     OTHER ASSETS                                 (108,770)          6,405
   INCREASE (DECREASE) IN:
     ACCOUNTS PAYABLE                              (30,189)        (45,709)
     BILLINGS IN EXCESS OF COST                        -           (41,090)
     OTH CURRENT LIABILITIES                        22,887         (73,151)
                                                -----------     -----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES       254,922         648,712

   CASH FLOWS FROM INVESTING ACTIVITES:
     OFFICER LOAN RECEIVABLE                       507,888          (5,171)
     MARKETABLE SECURITIES                        (750,000)            -
     CAPITAL EXPENDITURES                         (153,151)        (47,893)
     PROCEEDS FROM SALE OF FIXED ASSET             715,381            -
   NET CASH PROVIDED BY (USED IN)               -----------     -----------
                        INVESTING ACTIVITIES       320,118         (53,064)

   CASH FLOWS FROM FINANCING ACTIVITES:
   INCREASE (DECREASE) IN:
     NOTES PAYABLE                                     -               -
     DEBT-CURRENT                                    4,734        (131,682)
     DEBT-LONG TERM                                 17,954             -
   NET CASH PROVIDED BY (USED IN)               -----------     -----------
                        FINANCING ACTIVITIES        22,688        (131,682)
                                                -----------     -----------
   NET INCREASE IN CASH                            597,728         463,966

   CASH AT BEGINNING OF PERIOD                     239,476          67,212
   CASH AT END OF PERIOD                           837,204         531,178
                                                ===========     ===========

                             CVD EQUIPMENT CORPORATION
                            NOTE TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1998


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                             OF FINANCIAL OPERATIONS
                      CONDITIONS AND RESULTS OF OPERATIONS

                        THREE MONTHS ENDED SEPTEMBER 30, 1998


   Revenue for the third quarter of 1998 was $698,999. This is a decrease of 31.7% when compared to the third quarter of 1997. Gross profit for the third quarter of 1998 is 35% versus 42% in the comparable period one year ago.

   Selling and G & A expense are higher for the third quarter when compared with last year. For 1998, there was $229,339 expensed to these accounts versus $208,251 in 1997. Of this $21,000 increase, $19,000 is attributed to payroll expense.

   Total other income is higher for the third quarter when compared with last year. For 1998, there was $19,214 booked to the accounts versus $13,346 in 1997. This $6,000 increase is attributed mainly to interest income.

   Liquidity
   CVD's cash position decreased by $124,919 for the quarter. This was mainly attributed to a lower Accounts Payable.

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

   Date:  November 15, 1998