Form 10KSB40
period 1998-12-31
CVD EQUIPMENT CORP
filed 1999-04-14
CIK 766792

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549
                              FORM 10-KSB
(Mark One)
 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1998

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        AND EXCHANGE ACT OF 1934
        For the transition period from  ____________ to ____________.

                     Commission File No. 0-14720-NY

                       CVD EQUIPMENT CORPORATION
            (Exact name of registrant as specified in charter)
    New York                                                11-2621692
    (State of incorporation)         (IRS Employer Identification No.)
             1881 Lakeland Avenue, Ronkonkoma, New York 11779
                 (Address of principal executive offices)
                              516-981-7081
                     (Registrant's telephone number)

Securities Registered Pursuant to Section 12 (b) of the Act:     NONE

Securities Registered Pursuant to Section 12 (g) of the Act:

                              Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.      YES [ X ]   NO [    ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's net sales for 1998 were $3,037,258.

The aggregate market value of the voting stock held by non-affiliates on April 12, 1999, based on a closing price of $1.00 on that date was $1,416,900.

As of April 12, 1999 there were 2,918,750 shares of Common Stock, Par Value $.01 Per Share, Outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

PART I

ITEM 1.  BUSINESS

INTRODUCTION
Statements contained in this Report on Form 10-KSB that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding industry trends, strategic business development, pursuit of new markets, competition, results from operations, and are subject to the safe harbor provisions created by that statute. A forward-looking statement may contain words such as "intends", "plans", "anticipates", "believes", "expect to", or words of similar import. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected.
These risks and uncertainties include, but are not limited to, marketing success, product development, production, technological difficulties, manufacturing costs, and changes in economic conditions in the markets the Company serves. The Company undertakes no obligation to release revisions to forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.

GENERAL DEVELOPMENT OF BUSINESS
CVD Equipment Corporation (the "Company") was incorporated under the laws of
New York State in October 1982.   On September 11, 1985 the Company made an
initial public offering of 700,000 units underwritten by D. H. Blair & Co., 44 Wall Street, New York, New York 10005, pursuant to which it received net proceeds of $2,683,640.

On August 14, 1986, the Company received a $2,542,500 Industrial Development
(IDA) Bond Issue through the Town of Brookhaven, New York in anticipation of the construction of a 42,000 square foot facility on approximately 10 acres of land. On March 29, 1988, plans for construction were abandoned due to declining real estate conditions. The Company negotiated a settlement on the Industrial Development Bond Issue that resulted in the termination of the remaining unexpended funds for financing construction of the facility and acquisition of machinery and equipment and listed the real property for sale. On March 13, 1998 the vacant land was sold.

Between December 11 and December 15, 1998, the Company purchased at public auction the former inventory, tangible assets, intangible assets and intellectual property of Stainless Design Corporation, Saugerties, NY, for $672,095.

On December 14, 1998, the Company entered into a contract with Kidco Realty Corp. to purchase, for $1,400,000, the facility owned by Kidco Realty Corp. located at 1117 Old Kings Highway, Saugerties, NY 12477 and formerly occupied by Stainless Design Corporation. The contract provides for leasing the 22,000 square foot facility, situated on 5 acres of land, until contract closing which is expected to take place during the second quarter of 1999. The purchase price will be paid by cash funds from the Company in the amount of $500,000 and Kidco Realty Corp. issuing a 30 year amortization, 7% interest, 10 year balloon, non recourse purchase money note and mortgage to the Company in the amount of $900,000.

On December 23, 1998 the Company formed a new 100% owned subsidiary called
Stainless Design Concepts, Ltd.   The new subsidiary is located at 1117 Old
Kings Highway, Saugerties, NY 12477. The new subsidiary will be manufacturing ultra high purity gas control systems for the semiconductor industry.

INFORMATION ABOUT INDUSTRY SEGMENTS
The Company designs, develops, manufactures, markets, installs and services equipment primarily for the semiconductor industry. The Company's products include both batch and single substrate systems used for (1) depositing, rapid thermal processing, annealing, diffusion and etching of semiconductor films; (2) gas and liquid flow control systems; (3) ultra high purity gas and chemical piping delivery systems and (4) fabricates standard and custom quartzware. The Company's products are generally manufactured to the particular specifications of each of its customers.

GENERAL NARRATIVE DESCRIPTION OF BUSINESS
Semiconductor components are the fundamental electronic building blocks used in modern electronic equipment and systems. These components are classified as either discrete devices (such as transistors) or integrated circuits (in which a number of transistors and other elements are combined to form a more complicated electronic circuit). In an integrated circuit, these elements are formed on a small "chip" of silicon or gallium arsenide which is then encapsulated in an epoxy, ceramic, or metal package having lead wires for connection to a circuit board. The Company's products are used in the manufacture of these components.

PRODUCTS
Chemical Vapor Deposition (CVD) - is a process which passes a gaseous compound over a target material surface that is heated to such a degree that the compound decomposes and deposits a desired layer onto substrate material. The process is accomplished by combining appropriate gases in a reaction chamber, of the kind produced by the Company, at elevated temperatures (typically 300 - 1300 degrees Celsius). The Company's Chemical Vapor Deposition Systems are complete and include all necessary instrumentation, subsystems and components. The systems include mass flow controllers, bellows valves, stainless steel lines and fittings. The Company provides such standard systems and also specifically engineered products for particular customer applications. Some of the standard systems offered by the Company are for Silicon, Silicon-Germanium, Silicon Dioxide, Silicon Nitride, Polysilicon, Liquid Phase Epitaxial, and Metalorganic Chemical Vapor Deposition.

The Company's CVD systems are available in a variety of models that can be used in production and laboratory research. All models can be offered with total system automation, a microprocessor control system, by which the user can measure, predict and regulate gas flow, temperature, pressure and chemical reaction rates, thus controlling the process in order to enhance the quality of the materials produced. The Company's standard microprocessor control system is extremely versatile and capable of supporting the Company's complete product line and most custom system requirements. The Company's CVD systems generally range in price from $100,000 to $1,000,000.

Rapid Thermal Processing (RTP) - are used to heat semiconductor materials to elevated temperatures of 1000 degrees Celsius at rapid rates of up to 200 degrees Celsius per second. The Company's RTP systems are offered for implant activation, oxidation, silicide formation and many other processes. The Company offers system that can operate both at atmospheric or reduced pressures. A specific model of the Company's RTP system is used for Thermal Desorption Spectroscopy which allows the semiconductor process engineer the ability to analyze the deposited films between the many process steps used in the complex fabrication process. The Company's RTP systems generally range in price from $50,000 to $200,000.

Annealing and Diffusion Furnaces - are used for diffusion, oxidation, implant anneal, solder reflow and other processes. The systems generally at atmospheric pressure with gaseous atmospheres related to the process. An optional feature of the system allows for the heating element to be moved away from the process chamber allowing the wafers to rapidly cool or be heated in a controlled environment. Our cascade temperature control system enables more precise control of the wafers. The systems are equipped with an automatic process controller, permitting automatic process sequencing and monitoring with safety alarm provisions. The Company's Annealing and Diffusion Furnace systems generally range in price from $50,000 to $250,000.

Gas and Liquid Control Systems - The Company offers standard and custom designed gas and liquid control systems encompassing, gas cylinder storage cabinets, custom gas and chemical delivery systems, gas and liquid valve manifold boxes (VMB's) and gas isolation boxes (GIB's) to provide safe storage and handling of pressurized gases and chemicals. System design allows for automatic or manual control from both a local and remote location. The Company's Gas and Liquid Control Systems generally range in price from $10,000 to $150,000.

Ultra High Purity Gas and Chemical Piping Delivery Systems - the Company provides field installation of ultra high purity piping systems within a semiconductor plant for the distribution of gases and chemicals to the assorted process tools. As part of this field service group we also offer repair service work on customer tools.

Quartzware - The Company offers standard and custom fabricated quartzware used in both the Company's equipment and other customer tools.

MARKETING
The Company's products are used in research and production applications by the semiconductor industry. The Company sells its products primarily to semiconductor manufacturers and to institutions involved in electronic research such as universities and industrial laboratories. During 1998, the Company generated sales from its sales office located in Ronkonkoma, New York. During 1998, sales of the Company's products were made by a staff of two employees and five sales representatives, whose activities were supported by a staff of seven application engineers. During 1998 the Company worked on expanding our product offering with some high-level standard platform products. These products introduced in January 1999, our existing product line and the additional products from the Saugarties, NY facility should enable the Company to attract additional representatives for our products. In January 1999 the Company started to also operate out of the Saugarties, NY facility where we have now added three additional employees involved in sales.

In September 1997, the Company opened a Web Site; www.cvdequipment.com to support the Company's expanded marketing program.

On December 31, 1998, the Company had a backlog of orders of approximately $900,000 as compared to $1,700,000 on December 31, 1997. The backlog at December 31, 1998 is current and is expected to ship in 1999.

The Company warrants its equipment for a period of six months after shipment and passes along any warranties from original manufacturers of components used in its products. The Company provides for its own equipment servicing with in-house field service personnel.

PATENTS AND LISCENSE AGREEMENTS
The Company has developed technology related to the automatic valve shut-off system manufactured by the Company, which has been granted Patent No. 4,527,715 that expires on August 27, 2002. Although the Company believes that the patent with respect to the automatic valve shut-off system provides it with some competitive advantage, the Company does not believe the patent protection is significant to any of its current business operations. Patent protection was not significant to previous business because the unique products offered are custom built for a particular customer. As such, when reviewing the cost and time required for patent protection, management determined that future benefits were minimal. The Company believes that while patents are useful, and will be used at times in the future, they are not critical or valuable in many cases on an individual basis. We believe the collective value of the intangible property of the Company is comprised of blueprints, specifications, technical processes, cumulative employee knowledge, experience and patents.

In August 1997, the Company signed a 5-year license agreement with IBM to sell equipment using IBM's patented method for low temperature, low-pressure chemical vapor deposition of epitaxial layers (UHV/CVD).

COMPETITION
The Company's business is subject to intense competition. The Company is aware of other competitors that offer a substantial number of products comparable to the Company's. Many of the Company's competitors (including customers who may elect to manufacture systems for internal use) have financial, marketing and other resources greater than the Company's. To date, the Company has been able to compete in markets that include these competitors, primarily on the basis of price, technical performance, quality and delivery.

CUSTOMERS
The Company sells to a wide range of customers. Sales to a single customer in a given year however can exceed 10%. In 1998, two customers represented approximately 10% and 42% of sales whereas in 1997, two customers represented approximately 27% and 18% of sales.

FOREIGN OPERATIONS
The Company's revenues derived from foreign exports were 4% of total revenues in 1998.

MANUFACTURING MATERIALS AND SUPPLIES
The Company does not manufacture many components used in producing the Company's products. They are purchased from unrelated third-party manufacturers of such equipment. The Company has no supply contracts covering these components. The Company is not dependent on a principal or major supplier and alternate suppliers are available. The Company does not use a large amount of raw or difficult to obtain materials that could cause a problem in production of our equipment.

EMPLOYEES
As of December 31, 1998, the Company employed 28 full time personnel, including 13 in manufacturing, 7 in engineering, research and development (including efforts relating to the improvement of existing products), 2 in marketing, and 6 in general management and administration. Two part-time workers was also on staff bringing total employed to 30. The Company is not party to any collective bargaining agreement and has no work stoppages. The Company believes that its employee relations are good.

INSURANCE
Because the Company's products are used in connection with explosive, flammable, corrosive and toxic gases, there are potential exposures to personnel injury as well as property damage, particularly if operated without regard to the design limits of the systems and components.

The Company endeavors to minimize its product liability exposure by engineering safety devices for its products, carefully monitoring incidents involving its products to determine areas where safety improvements may be made, and training programs in connection with its products.

The Company believes that their insurance coverage is adequate. The following types of insurance coverage is carried by the Company:
* Product liability (coverage started May, 1997)
* Property Contents
* General Liability
* Workers Compensation
* Transportation
* Directors and Officers
* Employee Benefits Liability
* Business Auto
* Umbrella

GOVERNMENT REGULATIONS
The Company knows of no government approval for the sale of their products or services except in some export cases. At that time we apply for the appropriate export license. As of December 31, 1997, there was no pending government approvals.

The Company knows of no existing or probable governmental regulations that would have a serious effect on our business.

Cost associated with compliance to environmental laws has not been significant to the Company's business.

FORWARD LOOKING STATEMENTS
Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward looking statements. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward looking statements, include, but are not limited to: competition in the Company's existing and potential future product lines of business; the Company's ability to obtain financing on acceptable terms if and when needed; uncertainty as to the Company's future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the company. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements.

YEAR 2000
The "Year 2000" issue is a result of computer systems that were programmed in prior years using a two digit representation for the year. Consequently, in the Year 2000, date sensitive computer programs may interpret the date "00" as 1900 rather than 2000. The Company has completed an assessment of its systems affected by the Year 2000 issue and made the following determinations;

1. Readiness;
* Internal custom software - during the normal course of upgrading in 1998 and early 1999, our internal custom software becomes Year 2000 compliant.
* Computers (hardware) - during the normal course of upgrading in 1998 and early 1999 our computer systems become Year 2000 compliant.
* External standard software - during the normal course of upgrading in 1998 and early 1999, our external standard software becomes Year 2000 compliant.
* We have no manufacturing equipment with embedded technology (Non-IT), to cause a Year 2000 problem.
* Manual back-up systems are easily implemented in all areas in the event of a Year 2000 problem.
* The Company relies on third party service providers for services such as telecommunications, Internet service and utilities. Interruption of these services due to Year 2000 issues could affect the Company's operations.
* A review of our significant component suppliers to determine the extent to which the Company is Year 2000 vulnerable has determined that sufficient alternate suppliers are available.
* A review of our customer base does not indicate that a Year 2000 issue should significantly adversely affect new order levels.

2. The costs to address the company's Year 2000 issues;
* Based upon the company's current evaluation, there is no additional significant cost being incurred with achieving Year 2000 compliance.

3. The risks of the company's Year 2000 issues;
* At this point in time, the company believes that it has minimum or no exposure to Year 2000 problems.

4. The company's contingency plans;
* All systems can be manually backed up and the company can change suppliers if required for purchases.

The conclusions herein are forward-looking statements and are based on management's best estimates of future events. Risks of having a Year 2000 problem include the ability to discover and correct potential Year 2000 sensitive problems and the ability of third party service providers to bring their systems into Year 2000 compliance.

ITEM 2.  DESCRIPTION OF PROPERTIES
On June 1, 1991, the Company relocated its operations to its present location in Ronkonkoma, New York. The 20,000 square foot facility offers significant financial and operational benefits over the Company's previous location. The Company signed a new 5-year lease in 1996 that is scheduled to expire on July 31, 2001. Management feels that the property is adequately covered by insurance and is in good condition.

On March 21, 1997, the Company entered into a contract for sale of approximately 10 acres of land. The Company realized a gain of approximately $165,000. (Selling Price $715,000 - Purchase Price $550,000).

On December 14, 1998, the Company entered into a contract to lease and to subsequently purchase for $1,400,000, a 22,000 square foot facility, situated on 5 acres of land located at 1117 Old Kings Highway, Saugerties, NY 12477. The purchase is expected to take place during the second quarter of 1999.

ITEM 3.  LEGAL PROCEEDINGS
There are no open legal issues.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
A shareholder's meeting was held in the third quarter of 1998 for the primary purpose of re-electing directors.

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

        Period                                  High            Low
January 1, 1997 through March 31, 1997          1.750           1.438
April 1, 1997 through June 30, 1997             1.938           1.750
July 1, 1997 through September 30, 1997         1.875           1.250
October 1, 1997 through December 31, 1997       1.875           1.625
January 1, 1998 through March 31, 1998          1.875           1.375
April 1, 1998 through June 30, 1998             1.750           1.375
July 1, 1998 through September 30, 1998         1.563           0.750
October 1, 1998 through December 31, 1998       1.063           0.625

The chart reflects inter-dealer prices, without retail mark-up, markdown, or commission and does not represent actual transactions. The Company paid no cash dividends during the period.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK
The number of holders of record of the Company's Common Stock as of April 12, 1999 was approximately 350.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

1998 Compared to 1997
New orders in 1998 totaled $2.1 million, which was 32% lower than 1997's level of $3.1 million. The revenues produced a net profit of $84,205. Diluted net earnings per share were $.03 in 1998 compared to $.21 in 1997. In the past the Company has generally manufactured customized equipment. In 1998 the Company worked on developing a line of standard products as a supplement to our custom systems. Three of the four products were introduced in January 1999. In September 1997, the Company opened a Web site, www.cvdequipment.com to support the company's marketing program.

REVENUE
A reduction in volume resulted in revenue for the year being $3,037,259, which was a 20% decrease from 1997 revenues of $3,798,204.

The type of sales in 1998 were similar to those of 1997. The Company shipped approximately 8% to government associated entities, 15% to major colleges and universities, 1% to research laboratories and another 76% was shipped to significant Fortune 500 industrial companies.

COSTS AND EXPENSES
In 1998, cost of revenues as a percentage of revenues increased to 72% from 64% in 1997. The main reason for the 8% increase in cost of revenues as a percentage of sales was a 4% increase in payroll expenses. The Company averaged 35 employees in 1998 compared to 34 employees in 1997. The actual cost of revenues decreased from $2,440,460 in 1997 to $2,171,796 in 1998 due to lower purchases of material.

Selling and shipping expense was higher by $44,406 in 1998 compared to 1997. This mainly resulted from a $34,000 increase in salaries, an $18,000 increase in sales commissions and reductions in advertising and freight expense.

General and Administrative expenses rose by $91,462 in 1998 compared to 1997. This resulted mainly from a $17,000 increase in insurance, a $36,000 increase in salaries and employee benefits, and consulting fees of $21,000.

Interest expense decreased by $2,477 from 1997 to 1998 since the Company's average debt outstanding decreased in 1998.

LIQUIDITY AND CAPITAL RESOURCES
By year-end 1998, the Company's cash position decreased to $127,849 from $239,476 at the beginning of the year. However the Company purchased, for the first time, $1,000,000 in securities available for sale in 1998.

In 1998, accounts receivable decreased to $347,126 from $394,065 in 1997 while inventory increased to $422,280 from $135,807. The decrease in receivables from 1998 to 1997 is associated with a decrease in revenues. The increase in inventory in 1998 was mainly due to the $114,400 purchase of inventory of the former Stainless Design Corporation and the completion of finished goods totaling $235,348.

The net cash used in investing activities increased $833,853 in 1998 mainly due to capital expenditures of $683,823. This increase includes the purchase of the fixed assets of the former Stainless Design Corporation for $517,695.

In 1999, we expect to have sufficient cash flow from operations and do not anticipate the need to raise additional funds.

1997 COMPARED TO 1996
New orders in 1997 totaled $3.1 million, which was 46% lower than 1996's level of $5.7 million. The revenues produced a net profit of $.6 million, which was the second most profitable year ever, reported by the Company. Net earnings per share were $.22 in 1997 compared to $.39 in 1996. In the past the Company has generally manufactured customized equipment. In 1998 the Company intends to start introducing a line of standard products as a supplement to our custom systems. In September 1997, the Company opened a Web site; www.cvdequipment.com to support the company's expanded marketing program.

REVENUE
A reduction in volume resulted in revenue for the year being $3.8 million, which was a 24% decrease from 1996 of $5.0 million.

The type of sales in 1997 were similar to those of 1996. The Company shipped approximately 7% to government associated entities, 15% to major colleges and universities, 10% to research laboratories and another 45% was shipped to two significant Fortune 500 companies.

COSTS AND EXPENSES
In 1997 cost of revenues increased to 64% from 60% in 1996. The main reason for the 4% increase in cost of revenues was an 8% increase in payroll expenses (The Company averaged 34 employees in 1997 compared to 30 employees in 1996) which was offset by a 2% decrease in depreciation expenses.

In 1997, costs to revenues on completed contracts decreased to 66% from 77% in 1996 and increased to 60% in 1997 from 53% in 1996 for uncompleted contracts. The percentage change between completed and uncompleted contracts in a given year and from year-to-year are a result of differences in product mix and the level of completed and uncompleted contracts on the reporting date.

Selling and shipping expense decreased by $17,000 in 1997 compared to 1996. This mainly resulted from an increase in advertising of $13,000 and reductions in salaries, sales commissions, and travel and entertainment of $6,000, $17,000 and $5,000 respectively.

General and Administrative expenses were higher by $32,000 in 1997 compared to 1996. This resulted mainly from increases in salaries of $55,000 and reductions in bad debts of $27,000.

Interest expense dropped 82% as the Company paid off all of its debt in 1997, which had a principal balance of $135,000 ending in 1996.

LIQUIDITY AND CAPITAL RESOURCES
By year-end 1997, the Company's cash position improved to $239,476 from $67,212 at the beginning of the year, even though 1997 sales were lower than in 1996. This was mainly due to less cash allocated toward the Company's debt. In 1997, $135,000 was paid from principal, which brought debt down to a $0 balance, compared to $569,000 being paid in 1996.

In 1997, accounts receivable decreased to $394,065 from $616,018 in 1996 while inventory increased to $135,807 from $39,759. The decrease in receivables and increase in inventory from 1996 to 1997 is associated with a decrease in revenues and the billing of a large contract.

Capital expenditures remained about the same for 1997 and 1996 $121,701 and $134,362 respectively.

On March 29,1988, plans for construction of a facility for the Company on the 10 acres of land CVD owned in Selden, NY were abandoned due to declining real estate conditions. The Company negotiated a settlement on the Industrial Development Bond issue that resulted in the termination of the remaining funds for financing construction and acquisition of machinery and equipment. In March 1997, the Company entered into a contract to sell the land. The
contingencies in that contract have been satisfied.   With the proceeds from
the sale of a property and being free of all debts, the Company anticipates a very strong cash position in 1998. In 1998, we expect to have sufficient cash flow from operations and do not anticipate the need to raise additional funds.

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

                     Years ended December 31, 1998 and 1997

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                   Page No.

INDEPENDENT AUDITORS' REPORT                                           F-3


FINANCIAL STATEMENTS:

Consolidated balance sheets as of December 31, 1998 and 1997           F-4

Consolidated statements of income and comprehensive income
  for the years ended December 31, 1998 and 1997                       F-5

Consolidated statements of stockholders' equity for the years ended
  December 31, 1998 and 1997                                           F-6

Consolidated statements of cash flows for the years ended
  December 31, 1998 and 1997                                           F-7

Notes to consolidated financial statements                             F-8

A L B R E C H T,  V I G G I A N O,  Z U R E C K
        &  C O M P A N Y,  P. C.
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
                                                            (516) 434-9500

                     INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
CVD Equipment Corporation
Ronkonkoma, New York


We have audited the accompanying consolidated balance sheets of CVD Equipment Corporation and Subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVD Equipment Corporation and Subsidiaries as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


-/S/-Albrecht, Viggiano, Zureck & Company, P.C.

Hauppauge, New York
March 26, 1999

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         December 31, 1998 and 1997

                                                               1998          1997
                                                           ------------  ------------
ASSETS
Current Assets
   Cash and cash equivalents                               $    127,489  $    239,476
   Accounts receivable                                          347,126       394,065
   Officer loan receivable                                          -0-       499,154
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                                1,180,253     1,391,021
   Securities available-for-sale                              1,018,340           -0-
   Inventory                                                    422,280       135,807
   Land held for resale                                             -0-       550,939
   Deferred tax asset                                               -0-       197,334
   Prepaid income taxes                                          60,540        66,729
   Other current assets                                          33,212        44,362
                                                           ------------  ------------
              Total Current Assets                            3,189,240     3,518,887
Property, Plant and Equipment                                   832,171       269,977
Deferred Tax Asset                                              140,082           -0-
Other Assets                                                    151,713        97,065
                                                           ------------  ------------
              Total Assets                                 $  4,313,206  $  3,885,929
                                                           ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Short-term borrowings                                   $    300,000  $        -0-
   Accounts payable                                              67,156        96,312
   Accrued expenses                                             144,972       117,005
   Deposit on a contract for the sale of land                       -0-        40,000
   Income and other taxes payable                                   -0-         2,213
   Billings in excess of costs on uncompleted contracts          46,993           -0-
   Deferred tax liability                                         5,905           -0-
   Current maturities of long-term debt                           4,004           -0-
                                                           ------------  ------------
              Total Current Liabilities                         569,030       255,530
Long-Term Debt                                                   17,137           -0-
                                                           ------------  ------------
                                                                586,167       255,530
                                                           ------------  ------------
Commitments and Contingencies
Stockholders' Equity
   Common stock - $0.01 par - shares authorized 10,000,000;
      issued and outstanding 2,918,750                           29,188        29,188
   Additional paid-in capital                                 2,784,060     2,784,060
   Retained earnings                                            901,356       817,151
   Accumulated other comprehensive income                        12,435           -0-
                                                           ------------  ------------
              Total Stockholders' Equity                      3,727,039     3,630,399
                                                           ------------  ------------
              Total Liabilities and Stockholders' Equity   $  4,313,206  $  3,885,929
                                                           ============  ============

See notes to consolidated financial statements.

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    Years ended December 31, 1998 and 1997

                                                               1998          1997
                                                           ------------  ------------
Revenues
   Revenue on completed contracts                          $  1,773,389  $  2,664,574
   Revenue on uncompleted contracts                           1,263,870     1,128,630
                                                           ------------  ------------
              Total Revenues                                  3,037,259     3,793,204
                                                           ------------  ------------
Costs of Revenues
   Costs on completed contracts                               1,378,823     1,763,005
   Costs on uncompleted contracts                               792,973       677,455
                                                           ------------  ------------
              Total Costs of Revenues                         2,171,796     2,440,460
                                                           ------------  ------------
              Gross Profit                                      865,463     1,352,744
                                                           ------------  ------------
Operating Expenses
   Selling and shipping                                         158,467       114,061
   General and administrative                                   800,676       709,214
                                                           ------------  ------------
              Total Operating Expenses                          959,143       823,275
                                                           ------------  ------------
                                                                (93,680)      529,469
                                                           ------------  ------------
Other Income (Expense)
   Interest income                                               86,374        50,707
   Interest expense                                              (2,389)       (4,866)
   Gain on sale of land                                         164,442           -0-
   Other income                                                   1,871         1,709
                                                           ------------  ------------
              Total Other Income                                250,298        47,550
                                                           ------------  ------------

              Income Before Taxes                               156,618       577,019
Income Tax Benefit (Provision)                                  (72,413)       56,887
                                                           ------------  ------------
              Net Income                                         84,205       633,906

Other Comprehensive Income, Net of Tax
   Unrealized gains on securities                                12,435           -0-
                                                           ------------  ------------
              Comprehensive Income                         $     96,640  $    633,906
                                                           ============  ============

Earnings Per Share
   Basic                                                   $       0.03  $       0.22
   Diluted                                                 $       0.03  $       0.21

Weighted Average Shares
   Basic                                                      2,918,750     2,918,750
   Diluted                                                    2,994,610     2,996,463

See notes to consolidated financial statements.

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended December 31, 1998 and 1997

                                                          Accumulated
                                             Additional      Other                       Total
                                Common         Paid-In   Comprehensive   Retained    Stockholders'
                                 Stock         Capital      Income       Earnings       Equity
                             ------------  ------------  ------------  ------------  ------------
Balance as of
  December 31, 1996          $     29,188  $  2,784,060  $        -0-  $    183,245  $  2,996,493

Net income                                                                  633,906       633,906
                             ------------  ------------  ------------  ------------  ------------
Balance as of
  December 31, 1997                29,188     2,784,060           -0-       817,151     3,630,399
                                                                                     ------------
Net income                                                                   84,205        84,205

Other comprehensive
  Income, net of tax:
    Unrealized gains on
      securities                                               12,435                      12,435
                                                                                     ------------
Total comprehensive
  income                                                                                   96,640
                             ------------  ------------  ------------  ------------  ------------
Balance as of
  December 31, 1998          $     29,188  $  2,784,060  $     12,435  $    901,356  $  3,727,039
                             ============  ============  ============  ============  ============

See notes to consolidated financial statements.

F-7
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended December 31, 1998 and 1997

                                                                         1998          1997
                                                                     ------------  ------------
Cash Flows from Operating Activities
   Net income                                                        $     84,205  $    633,906
   Adjustments to reconcile net income to net
      cash provided by operating activities:
   Deferred tax provision (benefit)                                        57,252      (129,598)
   Depreciation and amortization                                          148,732       165,418
   Gain on disposition of land                                           (164,442)          -0-
   (Increase) decrease in:
      Accounts receivable                                                  46,939       221,953
      Costs and estimated earnings
         in excess of billings on uncompleted contracts                   210,768      (126,201)
      Inventory                                                          (286,473)      (96,048)
      Prepaid income taxes                                                  6,189       (66,729)
      Other current assets                                                 11,150       (25,803)
      Other assets                                                        (86,751)      (60,041)
   Increase (decrease) in:
      Accounts payable                                                    (29,156)      (23,850)
      Accrued expenses                                                     27,967        (3,285)
      Deposit on a contract for the sale of land                          (40,000)       40,000
      Income and other taxes payable                                       (2,213)      (51,084)
      Billings in excess of costs
         on uncompleted contracts                                          46,993       (41,090)
                                                                     ------------  ------------
              Net Cash Provided By Operating Activities                    31,160       437,548
                                                                     ------------  ------------
Cash Flows from Investing Activities
   Proceeds from disposition of land                                      720,000           -0-
   Officer loan receivable                                                    -0-        (7,888)
   Capital expenditures                                                  (683,442)     (121,701)
   Purchase of securities available-for-sale                           (1,000,000)          -0-
                                                                     ------------  ------------
              Net Cash Used In Investing Activities                      (963,442)     (129,589)
                                                                     ------------  ------------
Cash Flows from Financing Activities
   Proceeds from short-term borrowings                                    300,000           -0-
   Proceeds from automobile loan                                           25,693           -0-
   Payments on automobile loan                                             (4,552)     (135,695)
   Proceeds from officer loan receivable                                  499,154           -0-
                                                                     ------------  ------------
              Net Cash Provided (Used) By Financing Activities            820,295      (135,695)
                                                                     ------------  ------------
              Net Increase (Decrease) in Cash and Cash Equivalents       (111,987)       172,264
Cash and Cash Equivalents at Beginning of Year                            239,476        67,212
                                                                     ------------  ------------
   Cash and Cash Equivalents at End of Year                          $    127,489  $    239,476
                                                                     ============  ============

See notes to consolidated financial statements.

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997

Note 1 - Summary of Significant Accounting Policies

Description of Business
CVD Equipment Corporation and Subsidiaries (the Company), a New York corporation, was organized and commenced operations in October 1982. Principal business activities include the manufacturing of chemical vapor deposition equipment, customized gas control systems, and hydrogen annealing and brazing furnaces, all of which are used primarily to produce semiconductors and other electronic components. The Company engages in business throughout the United States and Asia.

Basis of Consolidation
The consolidated financial statements include the accounts of CVD Equipment Corporation and its wholly-owned subsidiaries, CVD Materials Corporation and Stainless Design Concepts, Ltd. In December 1998, a new subsidiary, Stainless Design Concepts, Ltd., was formed as a New York corporation. The subsidiaries were inactive for the years ended December 31, 1998 and 1997. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Comprehensive Income
In 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 130, Reporting Comprehensive Income. Comprehensive income consists of net income and other comprehensive income; the latter includes unrealized gains and losses on available-for-sale securities and is presented in the Consolidated Statements of Stockholders' Equity. The adoption of SFAS No. 130 had no effect on stockholders' equity. Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

Inventories
Inventories are valued at the lower of cost or market. The Company uses a cost system which approximates the first-in, first-out method. Materials used in work-in-process are included in costs and estimated earnings in excess of billings on uncompleted contracts.

Securities Available-For-Sale
The Company evaluates its investment policies consistent with Financial Accounting Standards Board Statement (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, investment securities are classified as available-for-sale securities and carried at fair value, with temporary unrealized gains and losses reported in accumulated other comprehensive income as a separate component of stockholders' equity.

F-9
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997

Note 1 - Summary of Significant Accounting Policies (continued)

Income Taxes
The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. A valuation allowance is not considered necessary by management, since it is more likely than not that the deferred tax asset will be realized. An allowance may be necessary in the future based on changes in economic conditions.

Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation and amortization. The cost of certain labor and overhead which is expected to benefit future periods, has been capitalized and amortized. Depreciation and amortization are computed by the straight-line method for financial purposes over the estimated useful lives of the assets.

Software
In 1998, the Company adopted Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Such software totaled $33,023 and is included in Other Assets. Prior to 1998, software was capitalized if it was expected to benefit future periods. The total capitalized as of December 31, 1997 amounted to $551,215. All software is amortized straight-line over three years. Amortization expense of $25,795 and $37,430 was recorded for the years ended December 31, 1998 and 1997, respectively.

Intangible Assets
In December 1998, the Company paid $15,000 for the right to use the trade name, "Stainless Design". This amount is included in Other Assets and will be amortized straight-line over ten years. Also in December 1998, the Company purchased engineering drawings for $25,000, which is included in Other Assets to be amortized straight-line over 15 years. Patents obtained in 1998 amounted to $3,400 and will be amortized over 20 years. As of December 31, 1998 and 1997, the Company recorded in Other Assets a license agreement costing $10,000. The license agreement is being amortized over its life of 5 years. Amortization expense recorded by the Company in 1998 and 1997 for these intangibles totaled $2,000 and $-0-, respectively.

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

The liability, "Billings in excess of costs on uncompleted contracts", represents amounts billed in excess of revenues earned.

F-10
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997
Note 1 - Summary of Significant Accounting Policies (continued)

Bad Debts
Management estimates that all accounts receivable are fully collectible based on past history. An allowance may be necessary in the future based on changes in economic conditions.

Product Warranty
The Company records warranty costs as incurred and does not provide for possible future costs. Management estimates such costs to be insignificant based on prior experience. However, it is reasonably possible that this estimate may change in the future.

Advertising Costs
The Company expenses advertising costs which are not expected to benefit future periods. Advertising expenses included in selling and shipping expenses were $12,845 and $17,067 in 1998 and 1997, respectively. As of December 31, 1998 and 1997, the Company's capitalized advertising costs included in Other Assets totaled $28,661 and $12,923, respectively, to develop a web site and to print brochures expected to be used in the future. Capitalized advertising costs are amortized over three years. Amortization expense related to advertising costs totaled $4,308 and $-0- in 1998 and 1997, respectively.

Earnings Per Share
In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. This pronouncement requires the reporting of two net income per share figures: basic net income per share and diluted net income per share. Basic net income is calculated by dividing net income by the weighted-average number of common shares outstanding during the period.
Diluted net income per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding during the period plus the dilutive effect of shares issuable through stock options.

A reconciliation of the weighted-average number of common shares outstanding used in the calculations of basic and diluted earnings per share follows.

                                                 1998                          1997
                                       Basic         Dilutive        Basic         Dilutive
                                      ------------  ------------    ------------  ------------
Weighted-average number of
        common shares outstanding       2,918,750     2,918,750       2,918,750     2,918,750
                                      ============                  ============
Dilutive options to purchase
        common shares outstanding                        75,860                        77,713
                                                    ------------                  ------------
                                        2,994,610                     2,996,463
                                      ============                  ============

The effect of 140,000 options granted in 1998 at an exercise price of $1.50 was not included in the computation of diluted earnings per share for the year ended December 31, 1998 because they are anti-dilutive.

F-11
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997

Note 1 - Summary of Significant Accounting Policies (continued)


Cash and Cash Equivalents
The Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

The Company places its most of temporary cash investments with one financial institution and normally exceeds the FDIC limit. The Company has not experienced any losses to date resulting from this policy.

Fair Value of Financial Instruments
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses, approximate fair value due to the relatively short maturity of these instruments. The fair value of securities available-for-sale is estimated based on quoted market prices. The carrying values of short-term borrowings and the officer loan receivable approximate fair value based on borrowing rates currently available for loans with similar terms and maturities.

Stock-Based Compensation
The Company accounts for stock options as prescribed by Accounting Principles Board Opinion No. 25 and includes pro forma information in the stock-based compensation footnote, as permitted by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Accordingly, no compensation cost is recognized for stock options granted to employees since the option exercise price is not less than the market price underlying stock on the date of grant.

Reclassifications
Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

Note 2- Supplemental Cash Flow Information

                                                    1998          1997
                                                ------------  ------------
Cash paid during the year for:
   Income taxes, net of refunds                 $     11,185  $    175,227
Interest                                               1,394         6,007

Noncash investing activities:
   Unrealized gains on securities, net of tax   $     12,435  $        -0-

F-12
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997

Note 3 - Uncompleted Contracts

         Costs, estimated earnings, and billings on uncompleted
            contracts are summarized as follows:
                                                    1998          1997
                                                ------------  ------------
Costs incurred on uncompleted contracts         $    792,973  $    896,859
Estimated earnings                                   470,897       702,215
                                                ------------  ------------
                                                   1,263,870     1,599,074
Billings to date                                    (130,610)     (208,053)
                                                ------------  ------------
                                                $  1,133,260  $  1,391,021
                                                ============  ============
Included in accompanying balance sheets
   under the following captions:

Costs and estimated earnings in excess
   of billings on uncompleted contracts         $  1,180,253  $  1,391,021
Billings in excess of costs and estimated
   earnings on uncompleted contracts                 (46,993)          -0-
                                                ------------  ------------
                                                $  1,133,260  $  1,391,021
                                                ============  ============

Note 4 - Securities Available-For-Sale
         Securities available-for-sale consist of the following:
                                                    1998          1997
                                                ------------  ------------
Corporate preferred bonds:
   Maturing in 2038                             $    750,000  $        -0-
   Maturing in 2098                                  250,000           -0-
                                                ------------  ------------
      Cost                                      $  1,000,000  $        -0-
      Fair value                                   1,018,340           -0-

At December 31, 1998, corporate preferred bonds have been categorized as available-for-sale and stated at fair value. The Company recorded an unrealized holding gain of $18,340 for the year ended December 31, 1998, which is shown net of deferred taxes of $5,905 in accumulated other comprehensive income.

Note 5 - Inventory

         Inventory consists of the following:
                                                    1998          1997
                                                ------------  ------------
         Raw materials                          $    186,932  $    135,807
         Finished goods                              235,348           -0-
                                                ------------  ------------
                                                $    422,280  $    135,807
                                                ============  ============

F-13
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997

Note 6 - Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:
                                                    1998          1997
                                                ------------  ------------
       Machinery and equipment                  $    636,880  $     87,712
       Capitalized labor and overhead              1,032,772     1,213,577
       Furniture and fixtures                        152,216       133,182
       Computer equipment                             90,655        77,266
       Transportation equipment                       50,750        24,557
       Leasehold improvements                         15,733        13,795
                                                ------------  ------------
                                                   1,979,006     1,550,089
       Accumulated depreciation and amortization  (1,146,835)   (1,280,112)
                                                ------------  ------------
                                                $    832,171  $    269,977
                                                ============  ============
       Depreciation and amortization expense    $    116,629  $    127,988
                                                ============  ============

Land to be disposed of in 1998 totaling $550,939 was reclassified from property, plant and equipment to "Land Held for Resale" as of December 31, 1997.

Note 7 - Short-Term Borrowings
The Company has a revolving line of credit agreement with a bank which allows the Company to borrow up to $500,000. In 1998, the Company borrowed $300,000 under this line of credit. Interest only on the unpaid principal balance at the bank's prime rate plus 0.75% is payable on January 1, 1999 and on the first day each month thereafter until June 1, 1999 when all unpaid principal and interest shall be due in full. No borrowings were outstanding as of December 31, 1997. The borrowings are collateralized by the Company's assets, other than costs and estimated earnings in excess of billings on uncompleted contracts.

Note 8 - Long-Term Debt

Long-term debt consists of the following:
                                                         1998          1997
                                                     ------------  ------------
NISSAN MOTOR ACCEPTANCE CORP.
Collateralized by a lien on the Company's automobile;
payable in 60 monthly installments of $495 including
interest of 5.9% per annum; final payment due
February 5, 2003.                                    $     21,141  $        -0-
        Less:  Current maturities                           4,004           -0-
                                                     ------------  ------------
                                                     $     17,137  $        -0-
                                                     ============  ============

Future maturities of long-term debt are as follows:
        1999                       $ 4,004
        2000                         5,071
        2001                         5,378
        2002                         5,704
                                       984
                                   -------
                                   $21,141
                                   =======

F-14
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997

Note 9 - Income Taxes

The provision (benefit) for income taxes include the following:
                                                         1998          1997
                                                     ------------  ------------
        Current:
           Federal                                   $     11,161  $     64,423
           State                                            4,000         8,288
                                                     ------------  ------------
              Total current provision                      15,161        72,711
                                                     ------------  ------------
        Deferred:
           Federal                                         50,359         4,593
           State                                            6,893      (134,191)
                                                     ------------  ------------
              Total deferred provision (benefit)           57,252      (129,598)
                                                     ------------  ------------
                                                     $     72,413  $    (56,887)
                                                     ============  ============

The Company has a state investment tax credit carryforward of $135,098 that may be offset against future state tax liabilities through the year 2013.

The difference between the provision for income taxes at the Company's effective income tax rate and the federal statutory rate of 34% is as follows:
                                                         1998          1997
                                                     ------------  ------------
        Income taxes at statutory rate               $     47,170  $    196,186
        State taxes                                         9,712        40,391
        Nondeductible expenses                              4,807        14,485
        Investment tax credits                             10,724       (80,710)
        Release of valuation allowance                        -0-      (227,239)
                                                     ------------  ------------
                Provision (Benefit) for Income Taxes $     72,413  $    (56,887)
                                                     ============  ============

The tax effects of temporary differences giving rise to significant portions of deferred taxes are as follows:
                                                         1998          1997
                                                     ------------  ------------
        Allowance for doubtful accounts              $        -0-  $    (10,500)
        Inventory capitalization                           (8,660)          434
        Depreciation and amortization                      13,644        52,590
        Investment tax credit                             135,098       154,810
                                                     ------------  ------------
                Deferred Tax Asset                   $    140,082  $    197,334
                                                     ============  ============

A deferred tax liability of $5,905 is recorded in current liabilities to reflect the tax effects of temporary differences arising from unrealized gains on securities available-for-sale as of December 31, 1998.

F-15
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997

Note 10 - Stock-Based Compensation
On June 15, 1989, the Company instituted a non-qualified stock option plan
(the "Plan"). In connection therewith, 700,000 shares of the Company's common stock are reserved for issuance pursuant to options that may be granted under the Plan through June 15, 1999. On June 3, 1996, the Company issued 84,000 options which expire ten years from the date of grant. None of these options are exercisable until June 3, 1999. On April 15, 1998, 140,000 options were granted to employees under this Plan. The option price for options granted in 1998 is an amount per share of not less than the fair market value per share on the date the option is granted. Options granted in 1998 vest straight-line over a four-year period following the date of grant and expire five years after the date of grant.

A summary of stock option activity related to the Company's Plan is as follows:

                              Beginning      Granted      Exercised      Canceled      Ending
                               Balance        During        During        During       Balance
                             Outstanding      Period        Period        Period     Outstanding   Exercisable
                             ------------  ------------  ------------  ------------  ------------  ------------
Year ended December 31, 1997
   Number of shares               84,000             0             0             0        84,000             0
   Weighted average exercise
      price per share        $     0.125   $         0   $         0   $         0   $     0.125   $         0
Year ended December 31, 1998
   Number of shares               84,000       140,000             0             0       224,000             0
   Weighted average exercise
      price per share        $     0.125   $      1.50   $         0   $         0   $     0.984   $         0

The weighted-average per share fair value of the options granted during 1998 was estimated as $1.50 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
                                            1998
                                          --------
        Risk-free interest rate              4.5%
        Expected option life              5 years
        Expected volatility                  267%
        Expected dividend yield                0%

The weighted-average remaining contractual lives of the options outstanding at
December 31, 1998 are as follows:
                                                     Weighted-
                                                      Average
                                 Range of            Remaining
         Number                  Exercise           Contractual
        Outstanding               Prices                Life
        -------------           -----------         ------------
           84,000               $    0.125           7.50 years
          140,000                    1.50            4.25 years

F-16
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997

Note 11 - 401(k) Plan
On August 1, 1998, the Company adopted a 401(k) Plan for the benefit of all eligible employees. All employees as of the effective date of the 401(k) Plan became eligible. An employee who became employed after August 1, 1998, would become a participant after three months of continuous service.

Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are optional. During the year ended December 31, 1998, the Company incurred 401(k) costs totaling $1,038.

Note 12 - Concentration of Credit Risk
Significant Customers
The Company's sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology. In 1998, the Company had two significant customers which represented approximately 42% and 10%, respectively, of sales and 71% and 0%, respectively, of the total accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 1998. In 1997, the Company had two significant customers which represented approximately 27% and 18%, respectively, of sales and 72% and less than 1%, respectively, of the total accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 1997.

Export Sales
Export sales to unaffiliated customers represented approximately 4% and 2% of sales for the years ended December 31, 1998 and 1997, respectively. Export sales in 1998 and 1997 were primarily to customers in Asia. All contracts are denominated in U.S. dollars. The Company does not enter into any foreign exchange contracts.

Note 13 - Related Party Transactions
As of December 31, 1997, the Company's president and major stockholder owed $499,154 to the Company. The loan was paid in full on March 16, 1998.
Interest only was due on January 1, 1997, for the twelve days ended December
31, 1996. Thereafter, the debt was payable in equal monthly installments of $3,008 consisting of principal and interest at the fixed rate of 7.0% on the first day of each month beginning February 1, 1997 with the remaining principal balance due and payable on January 1, 2007. The interest accrued on the debt totaled $8,734 as of December 31, 1997 and was included in Other Current Assets.

The general counsel for the Company is also a director. The Company incurred legal fees for his professional services of approximately $20,000 for each of the years ended December 31, 1998 and 1997, respectively. As of December 31, 1998 and 1997, the Company owed the general counsel $40,000 and $20,000, respectively.

F-17
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1998 and 1997

Note 14 - Commitments and Contingencies
Leases

The Company rents its headquarters and operations in Ronkonkoma, New York under a lease expiring on July 31, 2001.  Minimum future rental commitments are as follows:
               1999                        $  126,942
               2000                           130,751
               2001                            77,589

In addition, the Company leases the facility occupied by its new wholly-owned subsidiary in Saugerties, New York, under a month-to-month lease until the facility is purchased. The monthly rent expense under such lease is $5,375.

Rental expense for operating leases totaled $123,245 and $119,656 for 1998 and 1997, respectively.

Purchase of Facility
On December 14, 1998, the Company entered into a contract for the purchase of a 22,000 square foot facility on approximately five acres of land in Saugerties, New York, for $1,400,000. The Company recorded $10,000 in Other Assets representing a nonrefundable deposit to the seller. The balance is due at closing which is expected to take place during the first six months of 1999. The seller will issue a 30-year mortgage for $900,000 to the Company at 7% interest.

INDEX TO SUPPLEMENTARY FINANCIAL SCHEDULES



                                                                    Page No.

Independent Auditors' Report on Supplementary Information              S-2


Supplementary Financial Schedules:

   II.  Valuation and qualifying accounts                              S-3

  III.  Amounts receivable from related parties and
        underwriters, promoters, and employees other
        than related parties                                           S-4


   IV.  Property, plant and equipment                                  S-5


    V.  Accumulated depreciation and amortization
        of property, plant and equipment                               S-6


   VI.  Supplementary income statement information                     S-7

A L B R E C H T, V I G G I A N O,  Z U R E C K
        &  C O M P A N Y,  P. C.

        CERTIFIED PUBLIC ACCOUNTANTS
        25 SUFFOLK COURT
        HAUPPAUGE, NY  11788
        (516) 434-9500



INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION




To the Board of Directors and Stockholders
CVD Equipment Corporation
Ronkonkoma, New York


We have audited and reported separately herein on the consolidated financial statements of CVD Equipment Corporation and subsidiaries (the Company) as of and for the years ended December 31, 1998 and 1997.

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements of the Company taken as a whole. The supplementary information included in Form 10-KSB, Schedules II, III, IV, V and VI is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.




-/S/-Albrecht, Viggiano, Zureck & Company, P.C.



Hauppauge, New York
March 26, 1999

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                                 SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                    Years ended December 31, 1998 and 1997

                                                          Additions
                                                  --------------------------
                                     Balance at   (1) Charged   (2) Charged                   Balance
                                     Beginning    to Costs and    to Other                     at End
Deducted from Assets                 of Period      Expenses      Accounts     Deductions    of Period
----------------------------------  ------------  ------------  ------------  ------------  ------------
Allowance for Net Unrealized Gains
  on Securities:
    Year ended December 31, 1998    $      -0-    $      -0-    $   18,340(a) $      -0-    $   18,340

    Year ended December 31, 1997           -0-           -0-           -0-           -0-           -0-

(a)  Net unrealized gains on securities recorded in stockholders' equity.

S-4
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                           FORM 10-KSB, SCHEDULE III
           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                    Years ended December 31, 1998 and 1997

            Col. A                   Col. B        Col. C               Col. D               Col. E
--------------------------------  ------------  ------------  --------------------------  ------------
                                                                      Deductions
                                                              --------------------------
                                   Balance at                        (1)            (2)    Balance at
                                   Beginning                     Amounts        Amounts      End of
  Name of Debtor                   of Period     Additions     Collected    Written off      Period
--------------------------------  ------------  ------------  ------------  ------------  ------------
1998:
  Leonard A. Rosenbaum, President
  Maturity:  January 1, 2007
  Interest:  7% per annum         $   499,154   $       -0-   $   499,154   $       -0-   $       -0-

1997:
  Leonard A. Rosenbaum, President
  Maturity:  January 1, 2007
  Interest:  7% per annum         $   500,000   $       -0-   $       846   $       -0-   $   499,154



                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                            FORM 10-KSB, SCHEDULE IV
                         PROPERTY, PLANT AND EQUIPMENT
                    Years ended December 31, 1998 and 1997

            Col. A                   Col. B        Col. C        Col. D        Col. E
--------------------------------  ------------  ------------  ------------  ------------
                                   Balance at                    Other       Balance at
                                   Beginning     Additions     Changes -       End of
          Description              of Period      at Cost     Add (Deduct)     Period
--------------------------------  ------------  ------------  ------------  ------------
1998:
  Machinery and equipment         $    87,712   $   549,168                 $   636,880
  Capitalized labor and overhead    1,213,577        69,101   $  (249,906)    1,032,772
  Furniture and fixtures              133,182        19,034                     152,216
  Computer equipment                   77,266        13,389                      90,655
  Transportation equipment             24,557        26,193                      50,750
  Leasehold improvements               13,795         1,938                      15,733
                                  ------------  ------------  ------------  ------------
                                  $ 1,550,089   $   678,823   $  (249,906)  $ 1,979,006
                                  ============  ============  ============  ============

1997:
  Land                            $   550,939                 $  (550,939)(a)$      -0-
  Machinery and equipment             211,111   $    10,541      (133,940)       87,712
  Capitalized labor and overhead    1,768,262        85,372      (640,057)    1,213,577
  Furniture and fixtures              129,537         3,645                     133,182
  Computer equipment                   56,904        20,362                      77,266
  Transportation equipment             24,557                                    24,557
  Leasehold improvements               12,014         1,781                      13,795
                                  ------------  ------------  ------------  ------------
                                  $ 2,753,324   $   121,701   $(1,324,936)  $ 1,550,089
                                  ============  ============  ============  ============

(a) Land to be disposed of in 1998 was reclassified from property, plant and equipment to "Land Held for Resale".

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                           FORM 10-KSB, SCHEDULE V
   ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                    Years ended December 31, 1998 and 1997

       Col. A                            Col. B        Col. C        Col. D        Col. E
    ------------                      ------------  ------------  ------------  ------------
                                                     Additions
                                      Balance at     Charged to     Other        Balance at
                                      Beginning      Costs and     Charges -       End of
       Description                    of Period      Expenses     Add (Deduct)     Period
------------------------------------- ------------  ------------  ------------  ------------
1998:
   Machinery, equipment and
      capitalized labor and overhead  $ 1,082,756   $    94,727   $  (249,906)  $   927,577
   Furniture and fixtures                 126,987         1,926                     128,913
   Computer equipment                      33,584        14,831                      48,415
   Transportation equipment                24,557         4,366                      28,923
   Leasehold improvements                12,228             779                      13,007
                                      ------------  ------------  ------------  ------------
                                      $ 1,280,112   $   116,629   $  (249,906)  $ 1,146,835
                                      ============  ============  ============  ============
1997:
   Machinery, equipment and
      capitalized labor and overhead  $ 1,742,808   $   113,945   $  (773,997)  $ 1,082,756
   Furniture and fixtures                 125,046         1,941                     126,987
   Computer equipment                      21,696        11,888                      33,584
   Transportation equipment                24,557                                    24,557
   Leasehold improvements                  12,014           214                      12,228
                                      ------------  ------------  ------------  ------------
                                      $ 1,926,121   $   127,988   $  (773,997)  $ 1,280,112
                                      ============  ============  ============  ============

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                           FORM 10-KSB, SCHEDULE VI
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION
                    Years ended December 31, 1998 and 1997

           Col. A                                       Col.B
------------------------------------------   ----------------------------
   Charges to Costs and Expenses
   -----------------------------
      Item                                        1998          1997
    -------------                             ------------  ------------
  Amortization of software, advertising
     costs and other intangible assets        $    32,103   $    37,430

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There are no changes or disagreements.

PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth, with respect to each officer and/or director, his/her age, present position with the Company, principal occupation during the past five years, other directorships, if any, and the year he/she first became an officer and/or a director of the company.

                                                             Officer/
                                 Position with               Director
Name of Officer/Director    Age  the Company                 Since
-------------------------   ---  ------------------------    ---------
Leonard A. Rosenbaum        53   President and                1982
                                 Chief Executive Officer
Alan H. Temple, Jr.         65   None                         1986
Sharon Canese               38   Chief Financial Officer/     1998
                                 Secretary
Martin J. Teitelbaum        49   Assistant Secretary          1985
Albert G. Metzler           51   None                         1993

Leonard A. Rosenbaum founded the Company in October 1982 and has been its President and Chief Executive Officer and a director since that date. From 1971 until the time of his affiliation with the Company in 1982, Mr. Rosenbaum was President and a director and principal stockholder of Nav-Tec Industries, Inc., Hauppauge, New York, a manufacturer of semiconductor processing equipment similar to the type of equipment presently manufactured by the Company. Nav-Tec Industries, Inc. suspended operations, as related to the type of equipment presently manufactured by the Company, in 1984. From 1966 through 1971, Mr. Rosenbaum was employed by a division of General Instrument, Westbury, New York, a manufacturer of semiconductor materials and equipment.

Alan H. Temple, Jr. has, since 1977, been President of Harrison Homes, Inc. Pittsford, New York, a building and consulting firm.

Sharon Canese joined the Company on September 11, 1991. Prior to joining CVD, Mrs. Canese was Assistant Controller of Transcontrol Corporation for a period of four years. Mrs. Canese has also held the position of Financial Analyst of the Financial Planning Department at Eaton Corporation/AIL Division from 1983 to 1987.

Martin J. Teitelbaum was a partner in the law firm of Guberman and Teitelbaum, Smithtown, New York from February 1977 through December 1987. From January 1988 to date, Mr. Teitelbaum has been principal attorney for the Law Offices of Martin J. Teitelbaum. Mr. Teitelbaum became a director of the Company in 1985. From September 23, 1986 to December 31, 1986 he served as Corporate Secretary and served again as Corporate Secretary from August 1997 to February 1998. Since January 1, 1987 he has served as the Assistant Secretary. Mr. Teitelbaum serves as General Counsel to the Company.

Albert G. Metzler has, since 1972, been Sales Manager of R. S. Crum & Co., a distributor of valves and valve fittings. Mr. Metzler was formerly a director from 9/28/83 to 5/29/86. R. S. Crum is a supplier to the Company. On January 4, 1999, Mr. Metzler resigned as Sales Manager of R.S. Crum & Co. and was employed full time by Stainless Design Concepts, Ltd., the Company's 100% owned subsidiary.

All directors hold office until the next annual meeting of stockholders of the Company or until their successors are elected and qualify.

The Board of Directors met three times during 1998. Mr.Rosenbaum, Mr.Temple, Mrs. Canese, Mr. Teitelbaum and Mr. Metzler attended all meetings.


ITEM 10. EXECUTIVE COMPENSATION

Remuneration
The following table sets forth certain information as to each of the Company's most highly compensated executive officers whose cash compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE
Name and Principal                      Annual      Stock Options
Position                     Year    Compensation     Granted
--------------------------  ------   -------------  -------------
Leonard A. Rosenbaum         1998       $163,742         -0-
  President and Chief        1997       $211,342         -0-
  Executive Officer          1996       $139,126        30,000 *

   * The stock options granted in 1996: vest 100% in 1999, have an exercise price of $.125, expire 10 years from date of grant and represent 36% of the number of options granted that year.

The Company owns life insurance on the life of Leonard A. Rosenbaum in the amount of $2,000,000. The Company is the sole beneficiary of said policy.

The Company adopted a non-qualified stock option plan in December 1986 for eligible salaried employees. The plan terminated on December 31, 1996. There are no outstanding options under this plan.

In June 1989, the shareholders approved a non-qualified stock option plan covering key employees, officers and directors. Options will be awarded by the Board of Directors or by a committee appointed by the board.

Under the plan an aggregate of 700,000 shares of common stock, $.01 par value of the Company are reserved for issuance or transfer upon the exercise of options which are granted. Unless otherwise provided in the Option Agreement, an option granted under the plan shall become exercisable in 25% installments commencing one year from the anniversary date of the grant. The purchase price of the Common Stock under each option shall be no lower than the average bid price per share, calculated on a monthly basis, that the Common Stock (as reported by Nasdaq) traded during the calendar year immediately preceding the year in which the option is granted. The stock options generally expire five years after the date of grant. The stock option plan shall terminate on June 15, 1999.

In 1996 a total of 84,000 options were granted which do not vest until 1999 at which time they vest 100%. In 1998, 140,000 options were granted to employees other than executive officers or directors. The options vest at 25% per year starting in 1999. To date no options have been exercised under this plan.

Other than the one remaining non-qualified stock option plan, the Company has no pension or profit sharing plan or other contingent forms of remuneration.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of any class of the Company's voting shares on March 1, 1999:

                                      Amount & Nature
Title Of   Name and Address of        Of Beneficial     Percentage
Class      Beneficial Owner           Ownership (1)     of Class
---------- -------------------------- ----------------- ----------
Common     Leonard A. Rosenbaum        1,270,450          43.5%
Stock      1881 Lakeland Avenue
           Ronkonkoma, NY 11779

Common     Alan H. Temple Jr.            172,000           5.9%
Stock      10 Harrison Circle
           Pittsford, NY 14534

SECURITY OWNERSHIP OF MANAGEMENT
The following table sets forth as of March 1, 1999, information concerning the beneficial ownership of each class of equity security by each director and all directors and officers of the Company as a group:

                                      Amount & Nature
Title Of   Name and Address of        Of Beneficial     Percentage
Class      Beneficial Owner           Ownership (1)     of Class
---------- -------------------------- ----------------- ----------
Common     Leonard A. Rosenbaum        1,270,450          43.5%
Stock      1881 Lakeland Avenue
           Ronkonkoma, NY 11779
Common     Martin J. Teitelbaum            2,000  (2)       *
Stock      329 Middle Country Road
           Smithtown, NY 11787
Common     Alan H. Temple, Jr.           172,000  (3)      5.9%
Stock      10 Harrison Circle
           Pittsford, NY 14534
Common     Albert Metzler                 57,400  (4)      2.0%
Stock      85 Shellbank Place
           Rockville Centre, NY 11570
Common     All Directors and Officers  1,501,850          51.5%
Stock      as a group (four persons)

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
In February, 1986 the Company lent $980,000 to an unaffiliated real estate partnership collateralized by a mortgage on 72 acres of vacant land in Suffolk County, New York which included approximately 25 acres Leonard A. Rosenbaum, the Company's president, agreed to purchase as a site for a new plant. In August 1986, $965,000 was exchanged for approximately 25 acres of land, approximately 10 acres which was purchased by the Company and approximately 15 acres of which were purchased by Leonard A. Rosenbaum in exchange for a promissory note of $548,207. The promissory note, which was payable on demand was collateralized by the 14.8 acres of land owned by Mr. Rosenbaum.

In November 1987, Leonard Rosenbaum personally borrowed $650,000 from the Bank of New York and used the proceeds to pay off the remaining debt he had with the Company. In order for Mr. Rosenbaum to secure this note, the Company had to provide the bank with a corporate guaranty. In the course of a paydown and refinancing of this obligation during the first quarter of 1995, the Company has been released from this guaranty.

As of December 31, 1995, as a result of payments by the Company based upon the guaranty, Leonard A. Rosenbaum was indebted to the Company for $494,934 which included interest at prime plus 1%, all of which was due and payable upon demand.

On December 19, 1996, Leonard Rosenbaum entered into a Modification/Extension
agreement with the Company.   The agreement called for Leonard Rosenbaum to
make monthly payments starting February 1, 1997 in the amount of $3,008 consisting of reduction of principal and 7% per annum interest. Other terms of the agreement call for any outstanding principal balance due to be paid either at time of sale of the property or no later than January 1, 2007.

On March 21, 1997, Leonard Rosenbaum entered into a contract for sale of the land. Upon completion of the land sale on March 16, 1998 Leonard Rosenbaum paid in full the remaining balance of his loan.

During 1998, the Company incurred approximately $20,000 in legal fees to Martin J. Teitelbaum. Mr. Teitelbaum, a director of the Company, is the principal attorney for the law offices of Martin J. Teitelbaum.

PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

1. Exhibits - The following Exhibits are filed as part of, or incorporated by reference into, this report on Form 10-KSB
   (3)  Articles of incorporation and by-laws
   (4)  Instruments defining the rights of holders, including indentures
   (9)  Voting trust agreement
   (10) Material Contracts
   (11) Statement re: Computation of per share earnings
   (13) Annual or quarterly reports, Form 10-QSB
   (18) Letter on change in accounting principles
   (19) Previously unfiled documents
   (21) Subsidiaries of registrant
   (22) Published report regarding matters submitted to vote
   (23) Consent of experts and counsel
   (24) Power of Attorney
   (28) Information from reports furnished to state insurance authorities
   (99) Additional exhibits
        All items included by reference.

2. Financial Statements - The following consolidated financial statement of CVD Equipment Corporation and report of Independent Accountants are filed as part of this Report on Form 10-KSB and should be read in conjunction with the related notes thereto, included herein.

   The following financial statements of CVD Equipment Corporation are included in Part II, Item 7:

   Report of Independent Certified Public Accountants....................F-3
   Balance Sheets - December 31, 1998 and 1997...........................F-4
   Statements of Income And Comprehensive Income
        Years Ended December 31, 1998 and 1997...........................F-5
   Statements of Stockholders Equity.....................................F-6
   Statements of Cash Flows
        Years Ended December 31, 1998 and 1997...........................F-7
   Notes to the Financial Statements...............................F-8 - F-17

3. Financial Statement Schedules
   Report of Independent Certified Public Accountants.....................S-2
   Schedules:
   II   Valuation And Qualifying Accounts.................................S-3
   III  Amounts receivable from Related Parties and Underwriters,
        Promoters, and Employees other than Related Parties,..............S-4
   IV   Property, Plant and Equipment.....................................S-5
   V    Accumulated depreciation and amortization of Property,
        Plant and Equipment...............................................S-6
   VI   Supplementary Income Statement Information........................S-7

   All other schedules are omitted because they are not applicable, or not required, or because information is included in the consolidated financial statements or notes thereto.

4. Reports on Form 8-K - The Registrant filed on Form 8-K during the last quarter of the fiscal year ended December 31, 1998, as follows:

   The Company filed this report dated December 11, 1998 to disclose certain information related to the purchase at public auction between December 11 and December 15, 1998 of the former inventory, tangible assets, intangible assets and intellectual property of Stainless Design Corporation (SDC), Saugerties, NY, for $672,095. The Company has also entered into a contract to purchase the facility formerly occupied by Stainless Design Corporation, 1117 Old Kings Highway, Saugerties, NY 12477.

   The filing was made as an asset acquisition only, as the circumstances involved did not support a finding that the assets constituted a business acquisition. Some of the circumstances involved to support an asset acquisition were:

   * Production operations had ceased prior to the bank's auction. Production was started up by the Company on orders received by the Company after January 11, 1999.
   * Marketing activities had been winding down for a considerable time period before the auction and ceased prior to the auction. All marketing and sales activities were started back up by the Company.
   * The customer base was not intact at the time of the auction. The Company did not rely on any customer commitments or promises prior to January 4, 1999. The Company had no conversations with previous or potential customers prior to the auction.
   * The 100 plus employee base was slowly laid off for a considerable time prior to the auction and therefore was not in tact at the time of the auction. The Company had no commitments from former employees to become employees of the Company prior to the auction.
   * The inventory acquired consisted of mainly of parts that could be used in the Company's existing business. There was virtually no finished goods inventory or work in progress.
   * The manufacturing equipment consisted mainly of welding equipment that immediately could be used by the Company in our existing production activities.
   * The acquisition was treated as a new start-up activity using management personnel from the Company.
   * The current customer base consists of many customers that both the Company and SDC were previously selling to.
   * The current level of business is significantly below the former SDC level.
   * The current level of employment is significantly below the former SDC level.
   * The Company did not acquire the Accounts Receivables of SDC.
   * The Company did not become responsible for the Accounts Payable or other liabilities of SDC.
   * The Company did not continue or start a relationship with the former lender.
   * Many of the products sold by SDC were custom engineered for the customer. The Company has been using our engineering personnel to design these products.
   * Future plans are based on sales growth of the Company's products, new products, former SDC products and custom designed systems to meet new customer requirements.

A L B R E C H T,  V I G G I A N O,  Z U R E C K
        &  C O M P A N Y,  P. C.
                                                 CERTIFIED PUBLIC ACCOUNTANTS
                                                             25 SUFFOLK COURT
                                                         HAUPPAUGE, NY  11788
                                                               (516) 434-9500





To the Board of Directors
CVD Equipment Corporation
Ronkonkoma, NY



We consent to the use of our report dated March 26, 1999 included herein and to the reference to our firm under the heading "Experts" in this Form 10-KSB.



/S/ ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C.



Hauppauge, New York
April 12, 1999

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of April 1999.

                                      CVD EQUIPMENT CORPORATION

                                   By: /s/ Leonard A. Rosenbaum
                                       Leonard A. Rosenbaum
                                       President and Chief Executive Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Leonard A. Rosenbaum     President, Chief Executive Officer and Director
Leonard A. Rosenbaum

/s/ Alan H. Temple, Jr.      Director
Alan H. Temple, Jr.


/s/ Martin J. Teitelbaum     Director
Martin J. Teitelbaum


/s/ Sharon Canese            Chief Financial Officer
Sharon Canese


/s/ Albert G. Metzler        Director
Albert G. Metzler