Form 10QSB
period 1999-03-31
CVD EQUIPMENT CORP
filed 1999-05-17
CIK 766792

                    US SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 FORM 10-QSB

   (Mark One)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
           For the quarterly period ended     3-31-99

   (  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE EXCHANGE ACT
           For the transition period from _____________to______________
            Commission file number_______2-97210-NY____________________

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

     2,918,750 SHARES OF COMMON STOCK, $.01 PAR VALUE AS OF 04-12-99

                           CVD EQUIPMENT CORPORATION
                          NOTE TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

                         BASIS OF FINANCIAL STATEMENTS


   The financial data is subject to year end audit and does not claim to be a complete presentation since note disclosure under generally accepted accounting procedures is not included. Note disclosures required under generally accepted accounting procedures are included in the Company's audited financial statements filed as part of Form 10-KSB for the year ended December 31, 1998. Form 10-QSB should be read in conjunction with these financial statements.

   The results of operations for the three months are not necessarily indicative of those for the full year. In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to fairly present the financial position and the results of operation for the periods indicated.

                            MANAGEMENT'S DISCUSSION

   INTRODUCTION
   Statements contained in this Report on Form 10-QSB that are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation, statements regarding industry trends, strategic business development, pursuit of new markets, competition, results from operations, and are subject to the safe harbor provisions created by that statute. A forward-looking statement may contain words such as "intends", "plans", "anticipates", "believes", "expect to", or words of similar import. Management cautions that forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, marketing success, product development, production, technological difficulties, manufacturing costs, and changes in economic conditions in the markets the Company serves. The Company undertakes no obligation to release revisions to forward-looking statements to reflect subsequent events, changed circumstances, or the occurrence of unanticipated events.


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

   YEAR 2000
   The "Year 2000" issue is a result of computer systems that were programmed in prior years using a two digit representation for the year. Consequently, in the Year 2000, date sensitive computer programs may interpret the date "00" as 1900 rather than 2000. The Company has completed an assessment of its systems and those of our new Stainless Design Concepts division affected by the Year 2000 issue and made the following determinations:

     1. Readiness;
       * Internal custom software - all internal software has been upgraded and is now Year 2000 compliant.
       * Computers (hardware) - all hardware is now Year 2000 compliant.
       * External standard software - all external software used is now Year 2000 compliant.
       * We have no manufacturing equipment with embedded technology (Non-IT), to cause a Year 2000 problem.
       * Manual back-up systems are easily implemented in all areas in the event of a Year 2000 problem.
       * The Company relies on third party service providers for services such as telecommunications, Internet service and utilities. Interruption of these services due to Year 2000 issues could affect the Company's operations.
       * A review of our significant component suppliers to determine the extent to which the Company is Year 2000 vulnerable has determined that sufficient alternate suppliers are available.
       * A review of our customer base does not indicate that a Year 2000 issue should significantly adversely affect new order levels.

     2. The costs to address the company's Year 2000 issues;
       * Based upon the company's current evaluation, there should be no significant additional cost incurred with achieving Year 2000 compliance.
       * Costs for software and hardware to achieve Year 2000 compliance at the new Stainless Design Concepts division has not been significant. By using the same internal and external software as the parent company we have been able to achieve Year 2000 compliance rapidly and at minimum cost.

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

           ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS
                      THREE MONTHS ENDED MARCH 31, 1999

   REVENUE
   A reduction in volume resulted in revenue for the first quarter 1999 being $831,588, which was a 6% decrease from the first quarter 1998 revenues of $881,581.

   COSTS AND EXPENSES
   The actual cost of revenue increased from $771,340 in the first quarter of 1999 when compared to $607,201 to the first quarter of 1998. Of this $164,139 increase, $14,000 is attributed to depreciation expense, $28,000 to purchase of material, $15,000 to building rent, $90,000 to salaries and $18,000 to utility expense.

   Selling and shipping expense was higher by $56,806 in the first quarter of 1999 compared to the first quarter of 1998. This mainly resulted from a $63,000 increase in salaries.

   General and Administrative expenses rose by $69,789 in the first quarter of 1999 when compared to the first quarter of 1998. This resulted mainly from increases in: salaries ($45,000) consulting fees ($4,000), building maintenance ($5,000), legal fees ($9,000), building rent ($2,000), telephone expense ($7,000), utility expense ($3,000), which was offset by a decrease in shareholder's expense ($9,000).

   Interest expense increased by $4,730 from 1999 to 1998, since the company's average outstanding debt increased in 1999.

   The significant increase in Costs and Expenses in the first quarter of 1999 over prior periods is associated with the startup of our new Stainless Design Concepts division located at 1117 Old Kings Highway, Saugerties, NY 12477. The new division should be fully operational during the second quarter of 1999 and contribute to an increase in corporate revenues.

   LIQUIDITY AND CAPITAL RESOURCES
   The Company's cash position increased to $521,244 for the first quarter ending 1999. This was mainly attributed to $959,355 accounts receivable payment, which was offset by a $300,000 payment to outstanding debt which is now paid in full.

   First quarter ending 1999 accounts receivable decreased to $167,680 from $347,126 from the beginning of the year. The decrease in receivables is associated with the timing of accounts receivable payments and shipments.

                       EXHIBITS AND REPORTS ON FORM 8-K

   CVD Equipment Corporation filed on April 29, 1999, a Form 8-K associated with the purchase of the facility at 1117 Old Kings Highway, Saugerties, NY 12477. CVD Equipment Corporation's, Stainless Design Concept division has been operating out of the facility since the beginning of January 1999.

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                               MARCH 31,1999


                                                            MARCH 31     DECEMBER 31
                                                              1999           1998
                                                           (UNAUDITED)    (AUDITED)
                                                           ------------  ------------
ASSETS
CURRENT ASSETS
   CASH AND CASH EQUIVALENTS	                           $   648,733   $   127,489
   ACCOUNTS RECEIVABLE                                         167,680       347,126
   COST IN ESTIMATED EARNINGS IN EXCESS
   OF BILLINGS ON UNCOMPLETED CONTRACTS                        628,596     1,180,253
   SECURITIES AVAILABLE-FOR-SALE                               762,720     1,018,340
   INVENTORY                                                   420,947       422,280
   PREPAID INCOME TAXES                                         60,540        60,540
   OTHER CURRENT ASSETS                                         18,620        33,212
                                                           ------------  ------------
          TOTAL CURRENT ASSETS                               2,707,836     3,189,240
PROPERTY, PLANT AND EQUIPMENT                                  795,069       832,171
DEFERRED TAX ASSET                                             140,082       140,082
OTHER ASSETS                                                   177,076       151,713
                                                           ------------  ------------
           TOTAL ASSETS                                    $ 3,820,063   $ 4,313,206
                                                           ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   SHORT-TERM BORROWINGS                                   $        -    $   300,000
   ACCOUNTS PAYABLE                                            136,860        67,156
   ACCRUED EXPENSES                                            228,761       144,972
   BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS             -         46,993
   DEFERRED TAX LIABILITY                                        4,096         5,905
   CURRENT MATURITIES OF LONG-TERM DEBT                          4,063         4,004
                                                           ------------  ------------
      TOTAL CURRENT LIABILITIES                                373,780       569,030
LONG-TERM DEBT                                                  15,898        17,137
                                                           ------------  ------------
                                                               389,678       586,167
                                                           ============  ============
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
   COMMON STOCK - $0.01 PAR - SHARES AUTHORIZED 10,000,000;
   ISSUED & OUTSTANDING 2,918,750                               29,188        29,188
   ADDITIONAL PAID-IN CAPITAL                                2,784,060     2,784,060
   RETAINED EARNINGS                                           608,513       901,356
   ACCUMULATED OTHER COMPREHENSIVE INCOME                        8,624        12,435
                                                           ------------  ------------
      TOTAL STOCKHOLDERS' EQUITY                             3,430,385     3,727,039
                                                           ------------  ------------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY           $ 3,820,063   $ 4,313,206
                                                           ============  ============

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                               MARCH 31,1999

                                                              THREE MONTHS ENDED
                                                                    MARCH 31

                                                               1999          1998
                                                           (UNAUDITED)     (AUDITED)
                                                           ------------  ------------
REVENUES
   REVENUE ON COMPLETED CONTRACTS                          $   307,363   $   215,462
   REVENUE ON UNCOMPLETED CONTRACTS                            524,225       666,119
                                                           ------------  ------------
                                           TOTAL REVENUES      831,588       881,581
                                                           ------------  ------------
COSTS OF REVENUES
   COST ON COMPLETED CONTRACTS                                 461,248       133,619
   COST ON UNCOMPLETED CONTRACTS                               310,092       473,582
                                                           ------------  ------------
                                  TOTAL COSTS OF REVENUES      771,340       607,201
                                                           ------------  ------------
                                             GROSS PROFIT       60,248       274,380
                                                           ------------  ------------
OPERATING EXPENSES
   SELLING AND SHIPPING                                         99,915        43,109
   GENERAL AND ADMINISTRATIVE                                  268,197       198,408
                                                           ------------  ------------
                                 TOTAL OPERATING EXPENSES      368,112       241,517
                                                           ------------  ------------
                                                              (307,864)       32,863
                                                           ------------  ------------
OTHER INCOME (EXPENSE)
   INTEREST INCOME                                              18,210        14,844
   INTEREST EXPENSE                                             (4,981)         (251)
   GAIN ON SALE OF LAND                                             -        164,442
   OTHER INCOME                                                  1,791           500
                                                           ------------  ------------
                                       TOTAL OTHER INCOME       15,020       179,535
                                                           ------------  ------------

                                      INCOME BEFORE TAXES     (292,844)      212,398
INCOME TAX BENEFIT (PROVISION)                                      -        (53,302)
                                                           ------------  ------------
                                               NET INCOME     (292,844)      159,096

OTHER COMPREHENSIVE INCOME, NET OF TAX
   UNREALIZED GAINS ON SECURITIES                                8,624            -
                                                           ------------  ------------
                                     COMPREHENSIVE INCOME    $(284,220)     $159,096
                                                           ============  ============
EARNINGS PER SHARE
   BASIC                                                        $(0.10)       $0.05
   DILUTED                                                      $(0.10)       $0.05

WEIGHTED AVERAGE SHARES
   BASIC                                                     2,918,750     2,918,750
   DILUTED                                                   2,992,144     2,996,019

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                           STATEMENT OF CASH FLOWS
                                MARCH 31,1999

                                                              THREE MONTHS ENDED
                                                                    MARCH 31

                                                               1999          1998
                                                           (UNAUDITED)     (AUDITED)
                                                           ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   NET INCOME                                              $  (292,844)  $   159,096
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
      CASH PROVIDED BY OPERATING ACTIVITIES:
   DEFERRED TAX PROVISION (BENEFIT)                                 -             -
   DEPRECIATION AND AMORTIZATION                                52,391        36,133
   GAIN ON DISPOSITION OF LAND                                      -       (164,442)
   (INCREASE) DECREASE IN:
      ACCOUNTS RECEIVABLES                                     179,445        67,809
   COST AND ESTIMATED EARNINGS
      IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS           551,657       581,969
   INVENTORY                                                     1,332        46,762
   PREPAID INCOME TAXES                                             -         47,412
   OTHER CURRENT ASSETS                                         14,595        15,627
   OTHER ASSETS                                                (33,165)      (20,438)
   INCREASE (DECREASE) IN:
      ACCOUNTS PAYABLE                                          69,704        64,623
      ACCRUED EXPENSES                                          83,788        37,154
      DEPOSIT ON A CONTRACT FOR THE SALE OF THE LAND                -        (40,000)
      INCOME AND OTHER TAXES PAYABLE                                -           (966)
      BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS     (46,993)           -
                                                           ------------  ------------
                NET CASH PROVIDED BY OPERATING ACTIVITIES      579,910       830,739
                                                           ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   PROCEEDS FROM DISPOSITION OF LAND                                -        720,000
   CAPITAL EXPENDITURES                                         (7,485)      (90,491)
   PURCHASE OF SECURITIES AVAILABLE-FOR-SALE                   250,000            -
                                                           ------------  ------------
                NET CASH PROVIDED BY INVESTING ACTIVITIES      242,515       629,509
                                                           ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     PROCEEDS FROM SHORT-TERM BORROWING                             -             -
     PAYMENTS ON SHORT-TERM BORROWINGS                        (300,000)           -
     PROCEEDS FROM AUTOMOBILE LOAN                                  -         25,693
     PAYMENTS ON AUTOMOBILE LOAN                                (1,181)         (369)
     PROCEEDS FROM OFFICER LOAN RECEIVABLE                          -        499,154
                                                           ------------  ------------
         NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES     (301,181)      524,478
                                                           ------------  ------------
                NET INCREASE IN CASH AND CASH EQUIVALENTS      521,244     1,984,726

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                 127,489       239,476

                 CASH AND CASH EQUIVALENTS AT END OF YEAR  $   648,733   $ 2,224,202
                                                           ============  ============

                              SIGNATURES


   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May 1999.

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




   /s/ Sharon Canese            Chief Financial Officer
   Sharon Canese


   Date:  May 17, 1999