Form 10QSB
period 1999-06-30
CVD EQUIPMENT CORP
filed 1999-08-16
CIK 766792

                     US SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended _____________6-30-99________________

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE EXCHANGE ACT
     For the transition period from ________________ to ________________

     Commission file number _____________2-97210-NY_____________________

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

          2,918,750 SHARES OF COMMON STOCK, $.01 PAR VALUE AS OF 8-15-99

                           CVD EQUIPMENT CORPORATION
                         NOTE TO FINANCIAL STATEMENTS
                            FOR THE QUARTER ENDING
                                 JUNE 30, 1999

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

YEAR 2000
The "Year 2000" issue is a result of computer systems that were programmed in prior years using a two digit representation for the year. Consequently, in the Year 2000, date sensitive computer programs may interpret the date "00" as 1900 rather than 2000. The Company has completed an assessment of its systems and those of our new Stainless Design Concepts division affected by the Year 2000 issue and made the following determinations;

1. Readiness;
   o Internal custom software - all internal software has been upgraded and is now Year 2000 compliant.
   o Computers (hardware) - all hardware is now Year 2000 compliant.
   o External standard software - all external software used is now Year 2000 compliant.
   o We have no manufacturing equipment with embedded technology (Non-IT), to cause a Year 2000 problem.
   o Manual back-up systems are easily implemented in all areas in the event of a Year 2000 problem.
   o The Company relies on third party service providers for services such as telecommunications, Internet service and utilities. Interruption of these services due to Year 2000 issues could affect the Company's operations.
   o A review of our significant component suppliers to determine the extent to which the Company is Year 2000 vulnerable has determined that sufficient alternate suppliers are available.
   o A review of our customer base does not indicate that a Year 2000 issue should significantly adversely affect new order levels.

2. The costs to address the company's Year 2000 issues;
   o Based upon the company's current evaluation, there should be no significant additional cost incurred with achieving Year 2000 compliance.
   o Costs for software and hardware to achieve Year 2000 compliance at the new Stainless Design Concepts division has not been significant. By using the same internal and external software as the parent company we have been able to achieve Year 2000 compliance rapidly and at minimum cost.

3. The risks of the company's Year 2000 issues;
   o At this point in time, the company believes that it has minimum or no exposure to Year 2000 problems.

4. The company's contingency plans;
   o All systems can be manually backed up and the company can change suppliers if required for purchases.

The conclusions herein are forward-looking statements and are based on management's best estimates of future events. Risks of having a Year 2000 problem include the ability to discover and correct potential Year 2000 sensitive problems and the ability of third party service providers to bring their systems into Year 2000 compliance.

           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       THREE MONTHS ENDED JUNE 30, 1999

REVENUE
An increase in volume resulted in revenue for the second quarter 1999 being $1,397,614, which was a 41% increase from second quarter 1998 revenues of $989,626.

COSTS AND EXPENSES
The actual cost of revenue increased to $844,048 in the second quarter of 1999 when compared to $704,050 in the second quarter of 1998. Of this $139,998 increase, $14,000 is attributed to depreciation expenses, $22,000 to utility expenses, $9,000 to travel expenses and $78,000 to capitalized labor.

Selling and shipping expense was higher by $138,838 in the second quarter of 1999 compared to the second quarter of 1998. This mainly resulted from an increase in salaries.

General and Administrative expenses rose by $125,527 in the second quarter of 1999 when compared to the second quarter of 1998. This resulted mainly from increases in: $9,000 in consulting fees, $11,000 in depreciation expenses, $13,000 in accounting fees, $6,000 in legal fees and $73,000 in salaries.

Interest expense increased by $11,178 from 1999 to 1998, since the company's average outstanding debt increased in 1999.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash position decreased by $303,162 for the second quarter ending 1999. This was mainly attributed to a $286,625 accounts receivable payment, which was offset by a $500,000 cash payment to purchase a $1,400,000 facility at 1117 Old Kings Highway, Saugerties, NY 12477. CVD Equipment Corporation's, Stainless Design Concepts division has been operating out of the facility since the beginning of January 1999.

Second quarter ending 1999 accounts receivable increased to $390,998 from $167,680 from the first quarter ending 1999. The increase in receivables is associated with the timing of accounts receivable payments and shipments.

                           CVD EQUIPMENT CORPORATION
                                BALANCE SHEETS
                                 JUNE 30,1999


                                                                      JUNE 30         DECEMBER 31
                                                                        1999              1998
                                                                     (UNAUDITED)        (AUDITED)
                                                                    ------------      ------------
ASSETS
CURRENT ASSETS
     CASH AND CASH EQUIVALENTS                                      $   345,571       $   127,489
     ACCOUNTS RECEIVABLE                                                390,998           347,126
     COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS                507,100         1,180,253
     SECURITIES AVAILABLE-FOR-SALE                                      490,620         1,018,340
     INVENTORY                                                          448,202           422,280
     PREPAID INCOME TAXES                                                67,729            60,540
     OTHER CURRENT ASSETS                                                20,362            33,212
                                                                    ------------      ------------
           TOTAL CURRENT ASSETS                                       2,270,582         3,189,240
PROPERTY, PLANT AND EQUIPMENT                                         2,164,496           832,171
DEFERRED TAX ASSET                                                      140,082           140,082
OTHER ASSETS                                                            177,118           151,713
                                                                    ------------      ------------
           TOTAL ASSETS                                             $ 4,752,278       $ 4,313,206
                                                                    ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     SHORT-TERM BORROWINGS                                          $       -         $   300,000
     ACCOUNTS PAYABLE                                                   231,477            67,156
     ACCRUED EXPENSES                                                   144,573           144,972
     BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS                   -              46,993
     DEFERRED TAX LIABILITY                                                 -               5,905
     CURRENT MATURITIES OF LONG-TERM DEBT                                13,319             4,004
                                                                    ------------      ------------
           TOTAL CURRENT LIABILITIES                                    389,369           569,030
LONG-TERM DEBT                                                          904,706            17,137
                                                                    ------------      ------------
                                                                      1,294,075           586,167
                                                                    ------------      ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     COMMON STOCK - $0.01 PAR - SHARES AUTHORIZED 10,000,000;
      ISSUED & OUTSTANDING 2,918,750                                     29,188            29,188
     ADDITIONAL PAID-IN CAPITAL                                       2,784,060         2,784,060
     RETAINED EARNINGS                                                  651,315           901,356
     ACCUMULATED OTHER COMPREHENSIVE INCOME                              (6,360)           12,435
                                                                    ------------      ------------
           TOTAL STOCKHOLDERS' EQUITY                                 3,458,203         3,727,039
                                                                    ------------      ------------
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY               $ 4,752,278       $ 4,313,206
                                                                    ============      ============

                           CVD EQUIPMENT CORPORATION
                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 JUNE 30,1999

                                                                         THREE MONTHS ENDED
                                                                               JUNE 30

                                                                        1999              1998
                                                                    (UNAUDITED)       (UNAUDITED)
                                                                    ------------      ------------
REVENUES
     REVENUE ON COMPLETED CONTRACTS                                 $ 1,274,563       $   137,427
     REVENUE ON UNCOMPLETED CONTRACTS                                   123,051           852,199
                                                                    ------------      ------------
                                                 TOTAL REVENUES       1,397,614           989,626
                                                                    ------------      ------------
COSTS OF REVENUES
     COST ON COMPLETED CONTRACTS                                        831,461           252,709
     COST ON UNCOMPLETED CONTRACTS                                       12,587           451,341
                                                                    ------------      ------------
                                        TOTAL COSTS OF REVENUES         844,048           704,050
                                                                    ------------      ------------

                                                   GROSS PROFIT         553,566           285,576
                                                                    ------------      ------------
OPERATING EXPENSES
     SELLING AND SHIPPING                                               181,444            42,606
     GENERAL AND ADMINISTRATIVE                                         333,274           207,747
                                                                    ------------      ------------
                                       TOTAL OPERATING EXPENSES         514,718           250,353
                                                                    ------------      ------------
                                                                         38,848            35,223
                                                                    ------------      ------------
OTHER INCOME (EXPENSE)
     INTEREST INCOME                                                     11,625            19,206
     INTEREST EXPENSE                                                   (11,540)             (362)
     GAIN ON SALE OF LAND                                                   -                 -
     OTHER INCOME                                                         3,315             1,786
                                                                    ------------      ------------
                                             TOTAL OTHER INCOME           3,400            20,630
                                                                    ------------      ------------

                                            INCOME BEFORE TAXES          42,248            55,853
INCOME TAX BENEFIT (PROVISION)                                              556           (14,804)
                                                                    ------------      ------------
                                                     NET INCOME          42,804            41,049

OTHER COMPREHENSIVE INCOME, NET OF TAX
     UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE                   (14,984)              -
                                                                    ------------      ------------
                                           COMPREHENSIVE INCOME     $    27,820       $    41,049
                                                                    ============      ============


EARNINGS PER SHARE
     BASIC                                                          $      0.01       $      0.01
     DILUTED                                                        $      0.01       $      0.01

WEIGHTED AVERAGE SHARES
     BASIC                                                            2,918,750         2,918,750
     DILUTED                                                          2,991,812         3,124,569

                           CVD EQUIPMENT CORPORATION
                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                 JUNE 30,1999

                                                                          SIX MONTHS ENDED
                                                                               JUNE 30

                                                                        1999              1998
                                                                    (UNAUDITED)       (UNAUDITED)
                                                                    ------------      ------------
REVENUES
     REVENUE ON COMPLETED CONTRACTS                                 $ 1,581,926       $   352,889
     REVENUE ON UNCOMPLETED CONTRACTS                                   647,276         1,518,318
                                                                    ------------      ------------
                                                 TOTAL REVENUES       2,229,202         1,871,207
                                                                    ------------      ------------
COSTS OF REVENUES
     COST ON COMPLETED CONTRACTS                                      1,292,709           386,328
     COST ON UNCOMPLETED CONTRACTS                                      322,679           924,923
                                                                    ------------      ------------
                                        TOTAL COSTS OF REVENUES       1,615,388         1,311,251
                                                                    ------------      ------------

                                                   GROSS PROFIT         613,814           559,956
                                                                    ------------      ------------
OPERATING EXPENSES
     SELLING AND SHIPPING                                               281,359            85,715
     GENERAL AND ADMINISTRATIVE                                         601,471           406,155
                                                                    ------------      ------------
                                TOTAL OPERATING EXPENSES                882,830           491,870
                                                                    ------------      ------------
                                                                       (269,016)           68,086
                                                                    ------------      ------------
OTHER INCOME (EXPENSE)
     INTEREST INCOME                                                     29,835            34,050
     INTEREST EXPENSE                                                   (16,521)             (613)
     GAIN ON SALE OF LAND                                                   -             164,442
     OTHER INCOME                                                         5,106             2,286
                                                                    ------------      ------------
                                             TOTAL OTHER INCOME          18,420           200,165
                                                                    ------------      ------------

                                            INCOME BEFORE TAXES        (250,596)          268,251
INCOME TAX BENEFIT (PROVISION)                                              556           (68,106)
                                                                    ------------      ------------
                                           NET INCOME (LOSS)           (250,040)          200,145

OTHER COMPREHENSIVE INCOME, NET OF TAX
     UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE                   (18,795)              -
                                                                    ------------      ------------
                                   COMPREHENSIVE INCOME (LOSS)      $  (268,835)      $   200,145
                                                                    ============      ============


EARNINGS PER SHARE
     BASIC                                                          $     (0.09)      $      0.07
     DILUTED                                                        $     (0.08)      $      0.06

WEIGHTED AVERAGE SHARES
     BASIC                                                            2,918,750         2,918,750
     DILUTED                                                          2,992,036         3,124,801

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                           STATEMENT OF CASH FLOWS
                                 JUNE 30,1999

                                                                         THREE MONTHS ENDED
                                                                               JUNE 30

                                                                        1999              1998
                                                                    (UNAUDITED)       (UNAUDITED)
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     NET  INCOME                                                    $    42,804       $    41,047
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
         CASH USED IN OPERATING ACTIVITIES:
     DEFERRED TAX PROVISION (BENEFIT)                                       -                 -
     DEPRECIATION AND AMORTIZATION                                       62,029            28,872
    (INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLES                                              (223,318)           50,039
     COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS                121,496          (646,620)
     INVENTORY                                                          (27,254)            8,995
     PREPAID INCOME TAXES                                                (7,188)              -
     OTHER CURRENT ASSETS                                                 1,278            (3,090)
     OTHER ASSETS                                                        (7,846)          (48,412)
     INCREASE (DECREASE) IN:
        ACCOUNTS PAYABLE                                                 94,616            30,105
        ACCRUED EXPENSES                                                (84,187)           63,621
                                                                    ------------      ------------

              NET CASH USED IN OPERATING ACTIVITIES                     (27,570)         (475,443)
                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     PROCEEDS FROM DISPOSITION OF LAND                                      -                 -
     CAPITAL EXPENSEEQUIPMENT                                           (23,655)           35,140)
     CAPITAL EXPENSE... BUILDING                                     (1,400,000)              -
     SALE OF SECURITIES                                                 250,000          (750,000)
                                                                    ------------      ------------
              NET CASH USED IN INVESTING ACTIVITIES                  (1,173,655)         (785,140)
                                                                    ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     PROCEEDS - CURRENT                                                   9,255                90
     PROCEEDS (PAYMENT) - LONGTERM                                      888,808            (1,586)
                                                                    ------------      ------------

              NET CASH  PROVIDED BY (USED IN) FINANCING ACTIVITIES      898,063            (1,496)
                                                                    ------------      ------------

              NET DECREASE IN CASH AND CASH EQUIVALENTS                (303,162)       (1,262,079)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE QUARTER               648,733         2,224,202
                                                                    ------------      ------------

              CASH AND CASH EQUIVALENTS AT THE END OF THE QUARTER   $   345,571       $   962,123
                                                                    ============      ============

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                           STATEMENT OF CASH FLOWS
                                 JUNE 30,1999

                                                                          SIX MONTHS ENDED
                                                                               JUNE 30

                                                                        1999              1998
                                                                    (UNAUDITED)       (UNAUDITED)
                                                                    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     NET  INCOME (LOSS)                                             $  (250,040)      $   200,144
     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
         CASH PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                                      114,420            57,411
    GAIN ON DISPOSITION OF LAND                                             -            (164,442)
    (INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLES                                               (43,872)          117,848
     COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS                673,153           (64,652)
     INVENTORY                                                          (25,922)           55,757
     PREPAID INCOME TAXES                                                (7,188)              -
     OTHER CURRENT ASSETS                                                15,873            51,215
     OTHER ASSETS                                                       (41,015)          (61,255)
     INCREASE (DECREASE) IN:
        ACCOUNTS PAYABLE                                                164,321            94,728
        ACCRUED EXPENSES                                                   (398)           59,808
        BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS            (46,993)              -
                                                                    ------------      ------------

              NET CASH PROVIDED BY OPERATING ACTIVITIES                 552,339           346,562
                                                                    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     PROCEEDS FROM DISPOSITION OF LAND                                      -             715,381
     CAPITAL EXPENSEEQUIPMENT                                           (31,140)         (121,013)
     CAPITAL EXPENSEBUILDING                                         (1,400,000)              -
     SALE OF SECURITIES                                                 500,000          (750,000)
                                                                    ------------      ------------

              NET CASH USED IN INVESTING ACTIVITIES                    (931,140)         (155,632)
                                                                    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     PAYMENT (PROCEEDS) - CURRENT                                      (290,685)            4,665
     PROCEEDS - LONGTERM                                                887,568            19,164
     PROCEEDS FROM OFFICER LOAN RECEIVABLE                                  -             507,888
                                                                    ------------      ------------

              NET CASH PROVIDED BY FINANCING ACTIVITIES                 596,883           531,717
                                                                    ------------      ------------

              NET INCREASE IN CASH AND CASH EQUIVALENTS                 218,082           722,647

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                    127,489           239,476
                                                                    ------------      ------------

              CASH AND CASH EQUIVALENTS AT END OF THE PERIOD        $   345,571       $   962,123
                                                                    ============      ============

SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of August 1999.

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