Form 10QSB
period 1999-09-30
CVD EQUIPMENT CORP
filed 1999-11-12
CIK 766792

   US SECURITIES AND EXCHANGE COMMISSION
   WASHINGTON, DC 20549
   FORM 10-QSB

   (Mark One)

   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended    ___9-30-99___

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE EXCHANGE ACT
        For the transition period from___________to____________

        Commission file number ______2-97210-NY_____________

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

       Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes _X__No____


   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
   DURING THE PRECEDING FIVE YEARS
        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes____No____

   APPLICABLE ONLY TO CORPORATE ISSUERS
        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       2,918,750 SHARES OF COMMON STOCK, $.01 PAR VALUE AS OF 11-15-99

 CVD EQUIPMENT CORPORATION
 NOTE TO FINANCIAL STATEMENTS
 FOR THE QUARTER ENDING
 SEPTEMBER 30, 1999

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

2. The costs to address the company's Year 2000 issues;
* Based upon the company's current evaluation, there should be no significant additional cost incurred with achieving Year 2000 compliance.
* Costs for software and hardware to achieve Year 2000 compliance at Stainless Design Concepts division has not been significant. By using the same internal and external software as the parent company we have been able to achieve Year 2000 compliance rapidly and at minimum cost.

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

                           CVD EQUIPMENT CORPORATION
                                BALANCE SHEETS
                              SEPTEMBER 30, 1999

                                                                 SEPTEMBER       31-Dec
                                                                  1999            1998
                                                                 (UNAUDITED)     (AUDITED)
                                                                 ------------    ------------
ASSETS
CURRENT ASSETS
     CASH AND CASH EQUIVALENTS                                   $   143,565     $   127,489
     ACCOUNTS RECEIVABLE                                           1,011,427         347,126
     COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS             450,594       1,180,253
     SECURITIES AVAILABLE-FOR-SALE                                   317,250       1,018,340
     INVENTORY                                                       467,916         422,280
     PREPAID INCOME TAXES                                             16,932          60,540
     OTHER CURRENT ASSETS                                             53,253          33,212
                                                                 ------------    ------------
           TOTAL CURRENT ASSETS                                    2,460,937       3,189,240
PROPERTY, PLANT AND EQUIPMENT                                      2,264,234         832,171
DEFERRED TAX ASSET                                                   140,082         140,082
OTHER ASSETS                                                         168,854         151,713
                                                                 ------------    ------------
           TOTAL ASSETS                                          $ 5,034,107     $ 4,313,206
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     SHORT-TERM BORROWINGS                                       $    86,500     $   300,000
     ACCOUNTS PAYABLE                                                148,378          67,156
     ACCRUED EXPENSES                                                228,159         144,972
     BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS               -             46,993
     DEFERRED TAX LIABILITY                                             -              5,905
     CURRENT MATURITIES OF LONG-TERM DEBT                             16,316           4,004
                                                                 ------------    ------------
           TOTAL CURRENT LIABILITIES                                 479,353         569,030
LONG-TERM DEBT                                                       984,173          17,137
                                                                 ------------    ------------
                                                                   1,463,526         586,167
                                                                 ------------    ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     COMMON STOCK - $0.01 PAR - SHARES AUTHORIZED 10,000,000;
      ISSUED & OUTSTANDING 2,918,750                                  29,188          29,188
     ADDITIONAL PAID-IN CAPITAL                                    2,784,060       2,784,060
     RETAINED EARNINGS                                               779,538         901,356
     ACCUMULATED OTHER COMPREHENSIVE INCOME                          (22,205)         12,435
                                                                 ------------    ------------
           TOTAL STOCKHOLDERS' EQUITY                              3,570,581       3,727,039
                                                                 ------------    ------------
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY            $ 5,034,107     $ 4,313,206
                                                                 ============    ============


                          CVD EQUIPMENT CORPORATION
                STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                              SEPTEMBER 30, 1999

                                                                        THREE MONTHS ENDED
                                                                           SEPTEMBER 30

                                                                    1999            1998
                                                                 (UNAUDITED)     (UNAUDITED)
                                                                 ------------    ------------
REVENUES
     REVENUE ON COMPLETED CONTRACTS                              $ 1,419,793     $   502,268
     REVENUE ON UNCOMPLETED CONTRACTS                                294,176         196,731
                                                                 ------------    ------------
                                                 TOTAL REVENUES    1,713,969         698,999
                                                                 ------------    ------------
COSTS OF REVENUES
     COST ON COMPLETED CONTRACTS                                     873,071         238,696
     COST ON UNCOMPLETED CONTRACTS                                   210,499         214,527
                                                                 ------------    ------------
                                        TOTAL COSTS OF REVENUES    1,083,570         453,223
                                                                 ------------    ------------

                                                   GROSS PROFIT      630,399         245,776
                                                                 ------------    ------------
OPERATING EXPENSES
     SELLING AND SHIPPING                                            150,679          33,154
     GENERAL AND ADMINISTRATIVE                                      333,517         196,185
                                                                 ------------    ------------
                                       TOTAL OPERATING EXPENSES      484,196         229,339
                                                                 ------------    ------------
                                               OPERATING INCOME      146,203          16,437
                                                                 ------------    ------------
OTHER INCOME (EXPENSE)
     INTEREST INCOME                                                   8,444          19,975
     INTEREST EXPENSE                                                (19,008)           (346)
     GAIN ON SALE OF LAND                                               -               -
     OTHER INCOME                                                     (7,418)           (415)
                                                                 ------------    ------------
                                       TOTAL OTHER INCOME(LOSS)      (17,982)         19,214
                                                                 ------------    ------------

                                            INCOME BEFORE TAXES      128,221          35,651
INCOME TAX BENEFIT (PROVISION)                                          -             (7,907)
                                                                 ------------    ------------
                                                     NET INCOME      128,221          27,744

OTHER COMPREHENSIVE INCOME, NET OF TAX
     UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE                (15,845)           -
                                                                 ------------    ------------
                                           COMPREHENSIVE INCOME  $   112,376     $    27,744
                                                                 ============    ============


EARNINGS PER SHARE
     BASIC                                                       $     0.04      $     0.01
     DILUTED                                                     $     0.04      $     0.01

WEIGHTED AVERAGE SHARES
     BASIC                                                         2,918,750       2,918,750
     DILUTED                                                       2,989,114       2,993,776

                          CVD EQUIPMENT CORPORATION
                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                              SEPTEMBER 30, 1999

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30

                                                                    1999            1998
                                                                 (UNAUDITED)     (UNAUDITED)
                                                                 ------------    ------------
REVENUES
     REVENUE ON COMPLETED CONTRACTS                              $ 3,001,719     $   855,157
     REVENUE ON UNCOMPLETED CONTRACTS                                941,452       1,715,049
                                                                 ------------    ------------
                                                 TOTAL REVENUES    3,943,171       2,570,206
                                                                 ------------    ------------
COSTS OF REVENUES
     COST ON COMPLETED CONTRACTS                                   2,165,780         625,024
     COST ON UNCOMPLETED CONTRACTS                                   533,178       1,139,450
                                                                 ------------    ------------
                                        TOTAL COSTS OF REVENUES    2,698,958       1,764,474
                                                                 ------------    ------------

                                                   GROSS PROFIT    1,244,213         805,732
                                                                 ------------    ------------
OPERATING EXPENSES
     SELLING AND SHIPPING                                            432,038         118,870
     GENERAL AND ADMINISTRATIVE                                      934,988         602,340
                                                                 ------------    ------------
                                       TOTAL OPERATING EXPENSES    1,367,026         721,210
                                                                 ------------    ------------
                                         OPERATING INCOME(LOSS)     (122,813)         84,522
                                                                 ------------    ------------
OTHER INCOME (EXPENSE)
     INTEREST INCOME                                                  38,279          54,025
     INTEREST EXPENSE                                                (35,529)           (959)
     GAIN ON SALE OF LAND                                               -            164,442
     OTHER INCOME                                                     (2,312)          1,871
                                                                 ------------    ------------
                                             TOTAL OTHER INCOME          438         219,379
                                                                 ------------    ------------

                                      INCOME(LOSS) BEFORE TAXES     (122,375)        303,901
INCOME TAX BENEFIT (PROVISION)                                           556         (76,013)
                                                                 ------------    ------------
                                              NET INCOME (LOSS)     (121,819)        227,888

OTHER COMPREHENSIVE INCOME, NET OF TAX
     UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE                (34,640)           -
                                                                 ------------    ------------
                                    COMPREHENSIVE INCOME (LOSS)  $  (156,459)    $   227,888
                                                                 ============    ============


EARNINGS PER SHARE
     BASIC                                                       $     (0.04)    $     0.08
     DILUTED                                                     $     (0.04)    $     0.08

WEIGHTED AVERAGE SHARES
     BASIC                                                          2,918,750      2,918,750
     DILUTED                                                        2,991,337      2,995,458

                          CVD EQUIPMENT CORPORATION
                           STATEMENT OF CASH FLOWS
                              SEPTEMBER 30, 1999

                                                                      THREE MONTHS ENDED
                                                                         SEPTEMBER 30

                                                                    1999            1998
                                                                 (UNAUDITED)     (UNAUDITED)
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     NET  INCOME                                                 $   128,221     $    27,744
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
         CASH USED IN OPERATING ACTIVITIES:
     DEFERRED TAX PROVISION (BENEFIT)                                   -               -
     DEPRECIATION AND AMORTIZATION                                    58,208          52,409
    (INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLES                                           (620,429)       (187,478)
     COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS              56,506         231,951
     INVENTORY                                                       (19,714)         (4,257)
     PREPAID INCOME TAXES                                             50,794          64,552
     OTHER CURRENT ASSETS                                            (25,365)        (44,424)
     OTHER ASSETS                                                        465         (70,299)
     INCREASE (DECREASE) IN:
        ACCOUNTS PAYABLE                                             (83,099)       (124,917)
        ACCRUED EXPENSES                                              83,584         (36,921)
                                                                 ------------    ------------
        NET CASH USED IN OPERATING ACTIVITIES                       (370,829)        (91,640)
                                                                 ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
     PROCEEDS FROM DISPOSITION OF LAND                                  -               -
     CAPITAL EXPENSE.EQUIPMENT                                       (42,143)        (32,138)
     CAPITAL EXPENSE... BUILDING                                    (108,000)           -
     SALE OF SECURITIES                                              150,000            -
                                                                 ------------    ------------
        NET CASH USED IN INVESTING ACTIVITIES                           (143)        (32,138)
                                                                 ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     PROCEEDS - CURRENT                                               89,498              69
     PROCEEDS (PAYMENT) - LONGTERM                                    79,468          (1,210)
                                                                 ------------    ------------
        NET CASH  PROVIDED BY (USED IN) FINANCING ACTIVITIES         168,966          (1,141)
                                                                 ------------    ------------
        NET DECREASE IN CASH AND CASH EQUIVALENTS                   (202,006)       (124,919)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE QUARTER            345,571         962,123
                                                                 ------------    ------------

        CASH AND CASH EQUIVALENTS AT THE END OF THE QUARTER      $   143,565     $   837,204
                                                                 ============    ============

                          CVD EQUIPMENT CORPORATION
                           STATEMENT OF CASH FLOWS
                              SEPTEMBER 30, 1999

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30

                                                                    1999            1998
                                                                 (UNAUDITED)     (UNAUDITED)
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     NET  INCOME (LOSS)                                          $  (121,819)    $   227,888
     ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
         CASH PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                                   172,628         109,820
    GAIN ON DISPOSITION OF LAND                                         -           (164,442)
    (INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLES                                           (664,301)        (69,630)
     COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS             729,659         167,299
     INVENTORY                                                       (45,636)         51,500
     PREPAID INCOME TAXES                                             43,606          64,552
     OTHER CURRENT ASSETS                                             (9,492)          6,791
     OTHER ASSETS                                                    (40,550)       (131,554)
     INCREASE (DECREASE) IN:
        ACCOUNTS PAYABLE                                              81,222         (30,189)
        ACCRUED EXPENSES                                              83,186          22,887
        BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS         (46,993)           -
                                                                 ------------    ------------

              NET CASH PROVIDED BY OPERATING ACTIVITIES              181,510         254,922
                                                                 ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     PROCEEDS FROM DISPOSITION OF LAND                                  -            715,381
     CAPITAL EXPENSE.EQUIPMENT                                       (73,283)       (153,151)
     CAPITAL EXPENSE.BUILDING                                     (1,508,000)           -
     SALE OF SECURITIES                                              650,000        (750,000)
                                                                 ------------    ------------

              NET CASH USED IN INVESTING ACTIVITIES                 (931,283)       (187,770)
                                                                 ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     PAYMENT (PROCEEDS) - CURRENT                                   (201,187)          4,734
     PROCEEDS - LONGTERM                                             967,036          17,954
     PROCEEDS FROM OFFICER LOAN RECEIVABLE                              -            507,888
                                                                 ------------    ------------

              NET CASH PROVIDED BY FINANCING ACTIVITIES              765,849         530,576
                                                                 ------------    ------------

              NET INCREASE IN CASH AND CASH EQUIVALENTS               16,076         597,728

CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD                 127,489         239,476
                                                                 ------------    ------------

             CASH AND CASH EQUIVALENTS AT END OF THE PERIOD      $   143,565     $   837,204
                                                                 ============    ============

              ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUE
An increase in volume resulted in revenue for the third quarter 1999 being $1,713,969, which was a 145% increase from third quarter 1998 revenues of $698,999.

COSTS AND EXPENSES
The actual cost of revenue increased to $1,083,570 in the third quarter of 1999 when compared to $453,223 in the third quarter of 1998. Of this $630,347 increase, $14,000 is attributed to depreciation expenses, $31,000 to utility expenses, $50,000 to salaries, $470,000 to material and $57,000 to capitalized labor.

Selling and shipping expenses increased to $150,679 in the third quarter of 1999 when compared to $33,154 in the third quarter of 1998. Of this $117,525 increase, $84,000 is attributed to salaries and $22,000 to travel expense.

General and Administrative expenses increased to $333,517 in the third quarter of 1999 when compared to $196,185 in the third quarter of 1998. Of this $137,332 increase, $22,000 is attributed to bad debt, $7,500 to building maintenance, $6,500 to equipment maintenance, $ 3,000 to accounting fees, $74,000 to salaries, and $6,400, to depreciation expenses.

Interest expense increased by $18,662 from 1998 to 1999, since the company's average outstanding debt increased in 1999.

The significant increase in Costs and Expenses in the third quarter of 1999 over prior periods is associated with the startup of our new Stainless Design Concepts division located at 1117 Old Kings Highway, Saugerties, NY 12477. The new division was fully operational during the second quarter of 1999 and continues to contribute to increase corporate revenues.

LIQUIDITY AND CAPITAL RESOURCES
The Company's cash position decreased by $202,006 for the third quarter ending 1999. This decrease in cash is largely attributed to the 158% increase in accounts receivables.

Third quarter ending 1999 accounts receivable increased to $1,011,427 from $390,998 from the second quarter ending 1999. The increase in receivables is associated with the timing of accounts receivable payments and shipments.

          ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   NINE MONTHS ENDED SEPTEMBER 30, 1999


REVENUE
An increase in volume resulted in revenue for nine months ending 1999 being $3,943,171 which was a 53% increase from nine months ending 1998 revenues of $2,570,206.

COSTS AND EXPENSES

The actual cost of revenue increased to $2,698,958 in the nine months ending of 1999 when compared to $1,764,474 in the nine months ending of 1998. Of this $934,484 increase, $43,000 is attributed to depreciation expenses, $72,000 to utility expenses, $136,000 to salaries, $492,000 to material and $175,000 to capitalized labor.

Selling and shipping expenses increased to $432,038 in the nine months ending of 1999 when compared to $118,870 in the nine months ending of 1998. Of this $313,168 increase, $280,000 is attributed to salaries and $22,000 to travel expense.

General and Administrative expenses increased to $934,988 in the nine months ending of 1999 when compared to $602,340 in the nine months ending of 1998. Of this $332,648 increase, $22,000 is attributed to bad debt, $17,000 to consulting fees, $19,000 to depreciation expenses, $16,000 to building maintenance, $11,000 to equipment maintenance, $ 16,000 to accounting fees, $16,000 to legal fees, and $191,000 to salaries.

Interest expense increased by $34,570 from 1998 to 1999, since the company's average outstanding debt increased in 1999.

The significant increase in Costs and Expenses for nine months ending of 1999 over prior periods is associated with the startup of our new Stainless Design Concepts division located at 1117 Old Kings Highway, Saugerties, NY 12477. The new division was fully operational during the second quarter of 1999 and continues to contribute to increase corporate revenues.

SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of November 1999.

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




/s/ Mitchell Drucker         Chief Financial Officer
Mitchell Drucker