Form 10KSB40
period 1999-12-31
CVD EQUIPMENT CORP
filed 2000-03-31
CIK 766792

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C. 20549
                              FORM 10-KSB
(Mark One)
 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1999

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for 1999 were $5,295,859

The aggregate market value of the voting stock held by non-affiliates on March 30, 2000 based on a closing price of $2.625 on that date was $3,645,994.

As of March 30, 2000 there were 2,918,750 shares of Common Stock, Par Value $.01 Per Share, Outstanding.

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

On December 14, 1998, the Company entered into a contract with Kidco Realty Corp. to purchase, for $1,400,000, the facility owned by Kidco Realty Corp. located at 1117 Old Kings Highway, Saugerties, NY 12477 and formerly occupied by Stainless Design Corporation. The contract provided for leasing the 22,000 square foot facility, situated on 5 acres of land, until contract closing which occurred on April 29, 1999. The purchase price was paid by cash funds from the Company in the amount of $500,000 and Kidco Realty Corp. issuing a 30 year amortization, 7% interest, 10 year balloon, non-recourse purchase money note and mortgage to the Company in the amount of $900,000.

On December 23, 1998 the Company formed a 100% owned subsidiary called
Stainless Design Concepts, Ltd.   The subsidiary is located at 1117 Old Kings
Highway, Saugerties, NY 12477 manufactures ultra high purity gas and chemical delivery control systems for the semiconductor industry. On April 23, 1999, the subsidiary was merged into a division of the Company.

On November 5, 1999 the Company formed a second division called Equipment Consulting Services (ECS). This division also located at 1117 Old Kings Highway, Saugerties, NY 12477 will focus on equipment consulting and the refurbished semiconductor equipment market, a 1.5 billion-dollar industry. Our existing facilities and capabilities should enable ECS to become an important player in this market. ECS has become an Associate Member of the Surplus Equipment Consortium / Network (SEC/N).

THE ORGANIZATION
This year major organizational changes were implemented to better position the Company for future growth. The organizational re-alignment eliminates a single source of management. Each division, CVD, SDC and ECS has their own operating manager with sales and administration being handled by individual corporate mangers. The impact of these changes creates a much stronger management team.

INFORMATION ABOUT INDUSTRY SEGMENTS
The Company designs, develops, manufactures, markets, installs and services equipment primarily for the semiconductor industry. The Company's products include (1) both batch and single substrate systems used for depositing, rapid thermal processing, annealing, diffusion and etching of semiconductor films, (2) gas and liquid flow control systems, (3) ultra high purity gas and chemical piping delivery systems, (4) fabricates standard and custom quartzware and (5) equipment consulting and refurbishing of semiconductor processing equipment. The Company's products are generally manufactured to the particular specifications of each of its customers.

GENERAL NARRATIVE DESCRIPTION OF BUSINESS
Semiconductor components are the fundamental electronic building blocks used in modern electronic equipment and systems. These components are classified as either discrete devices (such as transistors) or integrated circuits (in which a number of transistors and other elements are combined to form a more complicated electronic circuit). In an integrated circuit, these elements are formed on a small "chip" of silicon, gallium arsenide, or other materials, which is then encapsulated in an epoxy, ceramic, or metal package having lead wires for connection to a circuit board. The Company's products are used in the manufacture of these components.

CVD DIVISION
Designs and manufactures both standard and custom equipment for the semiconductor industry. CVD has developed a fine reputation for producing high quality, state-of-the-art products.

SDC DIVISION
Designs and manufactures in their Class 100 cleanroom, ultra high purity Gas and Chemical Delivery systems. Their field service group provides for contract maintenance, high purity fab and equipment installations and equipment removal.

ECS DIVISION
Provides semiconductor equipment consulting and refurbishing services. Their expertise crosses over many product lines as well as manufacturers and positions the division to meet the changing requirements of the industry.

PRODUCTS
Chemical Vapor Deposition (CVD) - is a process which passes a gaseous compound over a target material surface that is heated to a temperature that causes the compound to decompose and deposit a desired layer onto substrate material. The process is accomplished by combining appropriate gases in a reaction chamber, of the kind produced by the Company, at elevated temperatures (typically 300 - 1300 degrees Celsius). The Company's Chemical Vapor Deposition Systems are complete and include all necessary instrumentation, subsystems and components. The systems include mass flow controllers, gas valves, stainless steel lines and fittings. The Company provides both standard systems and specifically engineered products for particular customer applications. Some of the standard systems offered by the Company are for Silicon, Silicon-Germanium, Silicon Dioxide, Silicon Nitride, Polysilicon, Liquid Phase Epitaxial, and Metalorganic Chemical Vapor Deposition.

The Company's CVD systems are available in a variety of models that can be used in production and laboratory research. All models can be offered with total system automation, a microprocessor control system, by which the user can measure, predict and regulate gas flow, temperature, pressure and chemical reaction rates, thus controlling the process in order to enhance the quality of the materials produced. The Company's standard microprocessor control system is extremely versatile and capable of supporting the Company's complete product line and most custom system requirements. The Company's CVD systems generally range in price from $100,000 to $2,000,000.

Rapid Thermal Processing (RTP) - are used to heat semiconductor materials to elevated temperatures at rapid rates of up to 200 degrees Celsius per second. The Company's RTP systems are offered for implant activation, oxidation, silicide formation and many other processes. The Company offers system that can operate both at atmospheric or reduced pressures. A specific model of the Company's RTP system is used for Thermal Desorption Spectroscopy which allows the semiconductor process engineer the ability to analyze the deposited films between the many process steps used in the complex fabrication process. The Company's RTP systems generally range in price from $50,000 to $200,000.

Annealing and Diffusion Furnaces - are used for diffusion, oxidation, implant anneal, solder reflow and other processes. The systems are normally operated at atmospheric pressure with gaseous atmospheres related to the process. An optional feature of the system allows for the heating element to be moved away from the process chamber allowing the wafers to rapidly cool or be heated in a controlled environment. Our process based, cascade temperature control system enables more precise control of wafer temperature. The systems are equipped with an automatic controller for process sequencing and monitoring. The Company's Annealing and Diffusion Furnace systems generally range in price from $50,000 to $400,000.

Ultra High Purity Gas and Chemical Delivery Systems - standard and custom-designed gas and liquid control systems encompassing (1) gas cylinder storage cabinets, (2) custom gas and chemical delivery systems, (3) gas and liquid valve manifold boxes (VMB's) and (4) gas isolation boxes (GIB's) to provide safe storage and handling of pressurized gases and chemicals.
System design allows for automatic or manual control from both a local and remote location. The Company's Gas and Liquid Control Systems generally range in price from $10,000 to $150,000.

Ultra High Purity Gas and Chemical Piping - we offer field installation of ultra high purity piping systems within a semiconductor plant for the distribution of gases and chemicals to the assorted process tools. As part of the field service group we also offer repair service work on customer equipment.

Quartzware - standard and custom fabricated quartzware used in the Company's equipment and other customer tools. The Company also provides repair and replacement of existing customer quartzware.

RESEARCH AND DEVELOPMENT
The Company continues its efforts on several research and development projects. Our joint venture with Dow Corning continues and has been extended through the year 2000. In addition, we continue to develop and customize equipment for numerous government, university and industry research laboratories around the world.

MARKETING
The Company's products are used in production and research applications by the semiconductor industry. The Company sells its products primarily to semiconductor manufacturers and to institutions involved in electronic research such as universities, government and industrial laboratories. During 1999, the Company generated sales from its sales offices located in Ronkonkoma and Saugerites, New York. During 1999, sales of the Company's products were made by a staff of four employees and five sales representatives, whose activities were supported, by a staff of seven application engineers. During 1999 the Company continue to work on expanding our product offerings.

In September 1997, the Company opened a Web Site; www.cvdequipment.com to support the Company's expanded marketing program. In May, 1999 a second Company web site was initiated; www.stainlessdesign.com. In November, 1999 the Company launched a third web site; www.equipmentconsulting.com.

During 1999, the Company expanded it's sales efforts considerably by utilizing sales representatives having offices in Santa Clara, CA, Oceanside, CA, Portland, OR, Chandler, AZ, Albuquerque, NM, Austin, TX, Dallas, TX, Taiwan and Korea. Additional representatives are expected to be added during the year 2000. We expect this expansion to create a wider exposure to CVD and it's product line.

On December 31, 1999, the Company had a backlog of orders of approximately $1,317,521 as compared to $900,000 on December 31, 1998. The backlog at December 31, 1999 is current and is expected to ship during year 2000.

The Company warrants its equipment for a period of six months after shipment and passes along any warranties from original manufacturers of components used in its products. The Company provides for its own equipment servicing with in-house field service personnel.

PATENTS, COPYRIGHTS AND LICENSE AGREEMENTS
The Company has developed technology related to the automatic valve shut-off system manufactured by the Company, which has been granted
Patent No. 4,527,715 that expires on August 27, 2002. Although the Company believes that the patent with respect to the automatic valve shut-off system provides it with some competitive advantage, the Company does not believe the patent protection is significant to any of its current business operations. Patent protection was not significant to previous business because the unique products offered are custom built for a particular customer. As such, when reviewing the cost and time required for patent protection, management determined that future benefits were minimal. The Company believes that while patents are useful, and will be used at times in the future, they are not critical or valuable in many cases on an individual basis. We believe the collective value of the intangible property of the Company is comprised of blueprints, specifications, technical processes, cumulative employee knowledge, experience, copyrights and patents.

In August 1997, the Company signed a 5-year license agreement with IBM to sell equipment using IBM's patented method for low temperature, low-pressure chemical vapor deposition of Silicon and Silicon-Germanium epitaxial layers (UHV/CVD).

During November 1999 the Company applied for several copyrights associated with the intellectual properties of the former Stainless Design Corporation. Thus far, three copyrights have been approved and additional copyrights are pending approval.

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

CUSTOMERS
The Company sells to a wide range of customers. Sales to a single customer in a given year however can exceed 10%. In 1999, two customers represented approximately 13% and 14% of sales whereas in 1998, two customers represented approximately 10% and 42% of sales. CVD's customers include many of the largest semiconductor, telecommunications, and computer companies in the world.

FOREIGN  OPERATIONS
The Company derived 12% of total revenues in 1999 as compared to 4% in 1998 from foreign exports.

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

EMPLOYEES
As of December 31, 1999, the Company employed 47 full time personnel and 4 part time personnel of which 21 were in manufacturing, 9 in engineering (including research and development and efforts related to product improvement), 3 in field service, 4 in marketing and 10 in general management and administration.

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

The Company believes that their insurance coverage is adequate. The following types of insurance coverage is carried by the Company:
    * Product liability
    * Property Contents
    * General Liability
    * Workers Compensation
    * Transportation
    * Directors and Officers
    * Employee Benefits Liability
    * Business Auto
    * Umbrella

GOVERNMENT REGULATIONS
The Company knows of no necessary government approval for the sale of their products or services except in some export cases. At that time we apply for the appropriate export license. As of December 31, 1999, there were no pending government approvals.

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

YEAR 2000
All Company systems are operating and no Year 2000 issues have surfaced. There were no exceptional costs beyond what had previously been expected and planned. All systems are Year 2000 compliant.


ITEM 2.  DESCRIPTION OF PROPERTIES
On June 1, 1991, the Company relocated its operations to its present location in Ronkonkoma, New York. The 20,000 square foot facility offers significant financial and operational benefits over the Company's previous location. The Company signed a new 5-year lease in 1996 that is scheduled to expire on July 31, 2001. The Company is in the process of negotiating a 5-year extension to the existing lease. Management feels that the property is adequately covered by insurance and is in good condition.

On December 14, 1998, the Company entered into a contract to lease and to subsequently purchase for $1,400,000, a 22,000 square foot facility, situated on 5 acres of land located at 1117 Old Kings Highway, Saugerties, NY 12477. The purchase was completed on April 29,1999. Management feels the property is adequately covered by insurance and is in good condition.

ITEM 3.  LEGAL PROCEEDINGS
On September 24,1999 the Company was named in a lawsuit. The nature of this legal proceeding focused around certain intellectual properties obtained during the purchase of the assets of Stainless Design Corporation. On November 10, 1999, the Company responded with a counterclaim. It is our belief that the lawsuit is without merit.

On October 27, 1999, the Company initiated a lawsuit against a customer having an outstanding debt. The Company was awarded a judgement that covers the amount owed. However, the customer filed for chapter 11 protection.
We continue to pursue the recovery of money owed.

On January 26 , 2000, the Company initiated a lawsuit against a customer who refused to pay the balance on their account. We are in the process of pursuing a judgement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
A shareholder's meeting was held in the third quarter of 1999 for the primary purpose of re-electing directors and approving the selection of our outside auditing firm.


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

          Period                                 High        Low
January 1, 1998 through March 31, 1998           1.875       1.375
April 1, 1998 through June 30, 1998              1.750       1.375
July 1, 1998 through September 30, 1998          1.563       0.750
October 1, 1998 through December 31, 1998        1.063       0.625
January 1, 1999 through March 31, 1999           1.125       0.875
April 1, 1999 through June 30, 1999              1.0625      0.8125
July 1, 1999 through September 30, 1999          0.875       0.6875
October 1, 1999 through December 31, 1999        1.000       0.6875

The chart reflects inter-dealer prices, without retail mark-up, markdown, or commission and does not represent actual transactions. The Company paid no cash dividends during the period.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK
The number of holders of record of the Company's Common Stock as of March 30, 2000 was approximately 350.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS

1999 COMPARED TO 1998
There is a material difference in the financial data from 1999 when compared to 1998. The significant differences are attributed to the start-up of Stainless Design Concepts and the purchase of the facility in Saugerties, NY.

New orders in 1999 totaled $2.7 million for CVD and $3.3 million for SDC for a total of $6.0 million, which was 185.7% higher than the 1998 level of $2.1 million. In 1999 gross profit was $1,842,552 or 112% higher than the gross profit of $865,463 in 1998. Diluted net earnings per share were $.05 in 1999 compared to $.03 in 1998.

In the past the Company has generally manufactured customized equipment. In 1999 the Company continued work on developing a line of standard products as a supplement to our custom systems. Three of the four products were introduced during 1999. In September 1997, the Company opened a Web site, www.cvdequipment.com to support the Company's marketing program. In May 1999 the Company opened it's second web site, www.stainlessdesign.com and in November of 1999 a third wed site was added, www.equipmentconsulting.com.

REVENUE
An increase in volume resulted in revenue for the year being $5,295,859, which was a 74.4% increase from 1998 revenues of $3,037,259.

The type of sales in 1999 was similar to those of 1998. The Company shipped approximately 4% to government associated entities, 15% to major colleges and universities, 4% to research laboratories and 77% to significant Fortune 500 industrial companies.

COSTS AND EXPENSES
In 1999, cost of revenues as a percentage of revenues decreased to 65% from 72% in 1998. The main reason for the 7% decrease in cost of revenues as a percentage of revenues was a decrease in the cost of materials. The Company averaged 51 employees in 1999 compared to 35 employees in 1998. The actual cost of revenues increased from $2,171,796 in 1998 to $3,453,307 in 1999 for an increase of $1,281,511. Of this increase, $706,357 is attributable to increased purchases of material, $90,959 to an increase in utilities, $45,540 to an increase in rent expense, $238,714 to an increase in salaries and $58,859 to an increase in depreciation.

Selling and shipping expense was higher by $407,730 in 1999 compared to 1998. This mainly resulted from a $363,584 increase in salaries, a $25,840 increase in travel and a $11,629 increase in freight expense.

General and Administrative expenses rose by $507,291 in 1999 compared to 1998. This resulted mainly from a $20,937 increase in insurance, a $342,425 increase in salaries and employee benefits, an increase in consulting fees of $53,609, an increase in depreciation of $26,175, an increase in professional fees of $34,223, an increase in real estate taxes of $14,392, and a reserve for bad debt of $22,410.

Interest expense increased by $51,287 from 1998 to 1999 because the Company's average outstanding debt increased in 1999 as a result of it's mortgage on the Saugerties, NY facility.

LIQUIDITY AND CAPITAL RESOURCES
By year-end 1999, the Company's cash position decreased to $91,714 from $127,489 at the beginning of the year, even though cash provided by operating activities increased to $218,888 in 1999 from $31,160 in 1998.

In 1999, accounts receivable increased to $1,019,771 from $347,126 in 1998 while inventory increased to $713,762 from $422,280. The increase in receivables from 1999 to 1998 is associated with an increase in revenues. The increase in inventory in 1999 was mainly due to the purchase of inventory and the work in process of $286,000.

The net cash used in investing activities decreased by $34,432 in 1999. Proceeds from disposition of land in 1998 increased cash by $720,000 whereas in 1999 capital expenditures increased by $890,693 mainly due to the purchase of the Saugerties, NY facility. In 1999, the Company sold $650,000 of the $1,000,000 of securities purchased in 1998.

Cash flows from financing activities decreased by $145,948 in 1999. The change is mainly due to re-payment of short term borrowings. Cash was provided mostly by a $900,000 mortgage on the Saugerties, NY facility. In 1998 cash was provided by short term borrowings of $300,000 and re-payment of an officer loan.

In 2000, we expect to have sufficient cash flow from operations and do not anticipate the need to raise additional funds.


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

REVENUE
A reduction in volume resulted in revenue for the year being $3.0 million, which was a 20% decrease from 1997 of $3.8 million.

The type of sales in 1998 was similar to those of 1997. The Company shipped approximately 8% to government associated entities, 15% to major colleges and universities, 1% to research laboratories and another 76% was shipped to two significant Fortune 500 companies.

COSTS AND EXPENSES
In 1998 cost of revenues increased to 72% from 64% in 1997. The main reason for the 8% increase in cost of revenues was a 4% increase in payroll expenses. The Company averaged 35 employees in 1998 compared to 34 employees in 1997.

Selling and shipping expense increased by $44,406 in 1998 compared to 1997. This mainly resulted from an increase in salaries of $34,000, an increase in sales commissions of $18,000, and reductions in advertising and freight expenses.

General and Administrative expenses were higher by $91,462 in 1998 compared to 1997. This resulted mainly from a $17,000 increase in insurance, a $36,000 increase in salaries and employee benefits and increases in consulting fees of $21,000.

Interest expense Decreased by $2,477 from 1997 to 1998 since the Company's average outstanding debit decreased in 1998.

LIQUIDITY AND CAPITAL RESOURCES
By year-end 1998, the Company's cash position decreased to $127,489 from $239,476 at the beginning of the year. However, the Company purchased $1,000,000 in securities available for sale in 1998.

In 1998, accounts receivable decreased to $347,126 from $394,065 in 1997 while inventory increased to $422,280 from $135,807. The decrease in receivables from 1998 to 1997 is associated with a decrease in revenues. The increase in inventory in 1998 was mainly due to the $114,000 purchase of inventory of the former Stainless Design Corporation and the completion of finished goods totaling $235,348.

The net cash used in investing activities increased $833,853 in 1998 mainly due to the capital expenditures of $683,823. This increase included the purchase of fixed assets of the former Stainless Design Corporation for $517,695.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information called for by ITEM 7 is incorporated by reference in ITEM 13.

                          CVD EQUIPMENT CORPORATION
                              AND SUBSIDIARIES



                      CONSOLIDATED FINANCIAL STATEMENTS

                             FORM 10-KSB ITEM 7



                    Years ended December 31, 1999 and 1998

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page No.

INDEPENDENT AUDITORS' REPORT                                          F-3


FINANCIAL STATEMENTS:

Consolidated balance sheets as of December 31, 1999 and 1998          F-4

Consolidated statements of income and comprehensive income
  for the years ended December 31, 1999 and 1998                      F-5

Consolidated statements of stockholders' equity for the years ended
  December 31, 1999 and 1998                                          F-6

Consolidated statements of cash flows for the years ended
  December 31, 1999 and 1998                                          F-7

Notes to consolidated financial statements                            F-8


A L B R E C H T ,  V I G G I A N O ,  Z U R E C K
        &  C O M P A N Y ,  P . C .

                                              CERTIFIED PUBLIC ACCOUNTANTS
                                                          25 SUFFOLK COURT
                                                      HAUPPAUGE, NY  11788
                                                            (631) 434-9500



                        INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
CVD Equipment Corporation
Ronkonkoma, New York


We have audited the accompanying consolidated balance sheets of CVD Equipment Corporation and Subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVD Equipment Corporation and Subsidiaries as of December 31, 1999 and 1998 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ Albrecht, Viggiano, Zureck & Co.

Hauppauge, New York
March 3, 2000

F-4

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1999 and 1998

                                                                   1999            1998
                                                               ------------    ------------
ASSETS

Current Assets
        Cash and cash equivalents                              $    91,714     $   127,489
        Accounts receivable                                      1,019,771         347,126
        Costs and estimated earnings in excess of billings
          on uncompleted contracts                                 490,214       1,180,253
        Securities available-for-sale                              297,000       1,018,340
        Inventories                                                713,762         422,280
        Deferred tax asset                                          17,490            -0-
        Prepaid income taxes                                        12,812          60,540
        Other current assets                                        39,387          33,212
                                                               ------------    ------------
                                          Total Current Assets   2,682,150       3,189,240


Property, Plant and Equipment                                    2,204,644         832,171

Deferred Tax Asset                                                 348,768         140,082

Other Assets                                                       177,267         151,713
                                                               ------------    ------------
                                                  Total Assets $ 5,412,829     $ 4,313,206
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Short-term borrowings                                  $      -0-      $   300,000
        Accounts payable                                           171,138          67,156
        Accrued expenses                                           284,134         144,972
        Billings in excess of costs on uncompleted contracts        67,504          46,993
        Deferred tax liability                                        -0-            5,905
        Current maturities of long-term debt                        16,936           4,004
                                                               ------------    ------------
                                     Total Current Liabilities     539,712         569,030

Long-Term Debt                                                     978,552          17,137
                                                               ------------    ------------
                                                                 1,518,264         586,167
                                                               ------------    ------------
Commitments and Contingencies

Stockholders' Equity
        Common stock - $0.01 par value - 10,000,000 shares
          authorized; 2,918,750 shares issued and outstanding       29,188          29,188
        Additional paid-in capital                               2,838,990       2,784,060
        Retained earnings                                        1,061,897         901,356
        Accumulated other comprehensive income                     (35,510)         12,435
                                                               ------------    ------------
                                    Total Stockholders' Equity   3,894,565       3,727,039
                                                               ------------    ------------
                    Total Liabilities and Stockholders' Equity $ 5,412,829     $ 4,313,206
                                                               ============    ============

See notes to consolidated financial statements.

F-5

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                    Years ended December 31, 1999 and 1998

                                                                   1999            1998
                                                               ------------    ------------
Revenues
        Revenue on completed contracts                         $ 4,069,873     $ 1,773,389
        Revenue on uncompleted contracts                         1,225,986       1,263,870
                                                               ------------    ------------
                                                Total Revenues   5,295,859       3,037,259
                                                               ------------    ------------
Costs of Revenues
        Costs on completed contracts                             2,824,775       1,378,823
        Costs on uncompleted contracts                             628,532         792,973
                                                               ------------    ------------
                                       Total Costs of Revenues   3,453,307       2,171,796
                                                               ------------    ------------
                                                  Gross Profit   1,842,552         865,463
                                                               ------------    ------------
Operating Expenses
        Selling and shipping                                       566,197         158,467
        General and administrative                               1,307,967         800,676
                                                               ------------    ------------
                                      Total Operating Expenses   1,874,164         959,143
                                                               ------------    ------------
                                                                   (31,612)        (93,680)
                                                               ------------    ------------
Other Income (Expense)
        Interest income                                             46,231          86,374
        Interest expense                                           (53,676)         (2,389)
        Gain on sale of land                                          -0-          164,442
        Other income (expense)                                      (2,745)          1,871
                                                               ------------    ------------
                                  Total Other Income (Expense)     (10,190)        250,298
                                                               ------------    ------------
                                    Income (Loss) Before Taxes     (41,802)        156,618

Income Tax Benefit (Provision)                                     202,343         (72,413)
                                                               ------------    ------------
                                                    Net Income     160,541          84,205

Other Comprehensive Income, Net of Tax
        Unrealized gain (loss) on securities                       (47,945)         12,435
                                                               ------------    ------------
                                          Comprehensive Income $   112,596     $    96,640
                                                               ============    ============
Earnings Per Share
        Basic                                                  $    0.06       $    0.03
        Diluted                                                $    0.05       $    0.03

Weighted Average Shares
        Basic                                                    2,918,750       2,918,750
        Diluted                                                  2,991,083       2,994,610

See notes to consolidated financial statements.

F-6

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years ended December 31, 1999 and 1998

                                                               Accumulated
                                               Additional         Other                           Total
                                  Common          Paid-In      Comprehensive     Retained      Stockholders'
                                  Stock           Capital         Income         Earnings         Equity
                               ------------    ------------    ------------    ------------    ------------
Balance as of
  December 31, 1997            $    29,188     $ 2,784,060     $      -0-      $   817,151     $ 3,630,399

Net income                                                                          84,205          84,205

Other comprehensive
  income, net of tax:
    Unrealized gains on
      securities                                                    12,435                          12,435
                                                                                               ------------
Total comprehensive
  income                                                                                            96,640
                               ------------    ------------    ------------    ------------    ------------
Balance as of
  December 31, 1998                 29,188       2,784,060          12,435         901,356       3,727,039

Net income                                                                         160,541         160,541

Other comprehensive
  income, net of tax:
    Unrealized loss on
      securities:

        Unrealized
          holding loss
           arising during
             the year                                              (51,211)                        (51,211)

        Less:
          reclassification
            adjustment for
              loss realized
                in net income                                        3,266                           3,266
                                                               ------------                    ------------
Net unrealized loss                                                (47,945)                        (47,945)
                                                                                               ------------

Total comprehensive
  income                                                                                           112,596

Compensatory stock
  Options                                           54,930                                          54,930
                                               ------------                                    ------------

Balance as of
  December 31, 1999            $    29,188     $ 2,838,990     $   (35,510)    $ 1,061,897     $ 3,894,565
                               ============    ============    ============    ============    ============

See notes to consolidated financial statements.

F-7

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years ended December 31, 1999 and 1998

                                                                   1999            1998
                                                               ------------    ------------
Cash Flows from Operating Activities
        Net income                                             $   160,541     $    84,205
        Adjustments to reconcile net income to net
            cash provided by operating activities:
          Deferred tax provision (benefit)                        (208,686)         57,252
          Depreciation and amortization                            232,748         148,732
          Compensatory stock options                                54,930            -0-
          Bad debt provision                                        22,410            -0-
          Gain on disposition of land                                 -0-         (164,442)
          Loss on sale of securities                                 4,875            -0-
          (Increase) decrease in:
            Accounts receivable                                   (695,055)         46,939
            Costs and estimated earnings
              in excess of billings on uncompleted contracts       690,039         210,768
            Inventory                                             (291,482)       (286,473)
            Prepaid income taxes                                    47,728           6,189
            Other current assets                                    (6,175)         11,150
            Other assets                                           (56,640)        (86,751)
          Increase (decrease) in:
            Accounts payable                                       103,982         (29,156)
            Accrued expenses                                       139,162          27,967
            Deposit on a contract for the sale of land                -0-          (40,000)
            Income and other taxes payable                            -0-           (2,213)
            Billings in excess of costs
              on uncompleted contracts                              20,511          46,993
                                                               ------------    ------------
                     Net Cash Provided By Operating Activities     218,888          31,160
                                                               ------------    ------------
Cash Flows from Investing Activities
        Proceeds from disposition of land                             -0-          720,000
        Capital expenditures                                    (1,574,135)       (683,442)
        Proceeds from sale (purchase) of securities                645,125      (1,000,000)
                                                               ------------    ------------
                         Net Cash Used In Investing Activities    (929,010)       (963,442)
                                                               ------------    ------------
Cash Flows from Financing Activities
        Proceeds from (payments of) short-term borrowings         (300,000)        300,000
        Proceeds from long-term debt                               986,400          25,693
        Payments of long-term debt                                 (12,053)         (4,552)
        Proceeds from officer loan receivable                         -0-          499,154
                                                               ------------    ------------

                     Net Cash Provided By Financing Activities     674,347         820,295
                                                               ------------    ------------
                     Net Decrease in Cash and Cash Equivalents     (35,775)       (111,987)

Cash and Cash Equivalents at Beginning of Year                     127,489         239,476
                                                               ------------    ------------

                      Cash and Cash Equivalents at End of Year $    91,714     $   127,489
                                                               ============    ============

See notes to consolidated financial statements.

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

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

Basis of Consolidation

The consolidated financial statements include the accounts of CVD Equipment Corporation and its wholly-owned subsidiaries. In December 1998, a new subsidiary, Stainless Design Concepts, Ltd., was formed as a New York corporation. In April 1999, this subsidiary was merged into CVD Equipment Corporation. The Company had one subsidiary, CVD Materials Corporation as of December 31, 1999. All significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as long-term contracts, allowance for doubtful accounts, depreciation and amortization, taxes and warranties.

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

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

Note 1 - Summary of Significant Accounting Policies (continued)

Securities Available-For-Sale

The Company evaluates its investment policies consistent with Financial Accounting Standards Board Statement (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, investment securities are classified as available-for-sale securities and carried at fair value, with temporary unrealized gains and losses reported in accumulated other comprehensive income as a separate component of stockholders' equity. Realized gains and losses on sales of securities classified as available-for-sale are determined using the specific identification method.

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

Software Capitalization

In 1998, the Company adopted Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs totaled $11,957 and $33,023 for the years ended December 31, 1999 and 1998, respectively, and are included in Other Assets. All software is amortized straight-line over three years. Amortization expense related to software totaled $16,320 and $25,795 for the years ended December 31, 1999 and 1998, respectively.

Intangible Assets

In December 1998, the Company paid $15,000 for the right to use the trade name, "Stainless Design". This amount is included in Other Assets and amortized straight-line over ten years. Also in December 1998, the Company purchased engineering drawings for $25,000, which is included in Other Assets and amortized straight-line over 15 years. As of December 31, 1999 and 1998, the Company recorded in Other Assets a license agreement costing $10,000. The license agreement is being amortized over its life of 5 years. Amortization expense recorded by the Company in 1999 and 1998 for these intangibles totaled $5,212 and $2,000, respectively.

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

Note 1 - Summary of Significant Accounting Policies (continued)

Revenue and Income Recognition

The Company recognizes revenues and income using the percentage-of-completion method for complex major products while revenues from other products are recorded when such products are shipped. Profits on contracts for complex major products are recorded on the basis of the Company's estimates of the percentage-of-completion of individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Under this method, revenues are recognized based on costs incurred to date compared with total estimated costs.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

The liability, "Billings in excess of costs on uncompleted contracts," represents amounts billed in excess of revenues earned.

Bad Debts

Accounts receivable are presented net of an allowance for doubtful accounts of $22,410 and zero as of December 31, 1999 and 1998, respectively. The allowance is based on prior experience and management's evaluation of the collectibility of accounts receivable. Management believes the allowance is adequate. However, further additions may be necessary based on changes in economic conditions.

Product Warranty

The Company records warranty costs as incurred and does not provide for possible future costs. Management estimates such costs to be insignificant based on prior experience. However, it is reasonably possible that this estimate may change in the future.

Advertising Costs

The Company expenses advertising costs which are not expected to benefit future periods. Advertising expenses included in selling and shipping expenses were $3,796 and $12,845 in 1999 and 1998, respectively. As of December 31, 1999 and 1998, the Company's capitalized advertising costs included in Other Assets totaled $59,566 and $28,661, respectively, to develop a web site and to print brochures expected to be used in the future. Capitalized advertising costs are amortized straight-line over three years. Amortization expense related to advertising costs totaled $9,554 and $4,308 in 1999 and 1998, respectively.

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

Note 1 - Summary of Significant Accounting Policies (continued)

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

A reconciliation of the weighted-average number of common shares outstanding used in the calculations of basic and diluted earnings per share follows.

                                                           1999                              1998
                                                   Basic         Dilutive            Basic         Dilutive
                                               ------------    ------------      ------------    ------------
Weighted-average number of
    common shares outstanding                    2,918,750       2,918,750         2,918,750       2,918,750
                                               ============                      ============
Dilutive options to purchase
    common shares outstanding                                       72,333                            75,860
                                                               ------------                      ------------
                                                                 2,991,083                         2,994,610
                                                               ============                      ============

The effects of 140,000 options granted in 1998 at an exercise price of $1.51 and 52,500 options granted in 1999 at an exercise price $1.00 were not included in the computation of diluted earnings per share for the years ended December 31, 1998 and 1999 because they are anti-dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

The Company places its most of temporary cash investments with one financial institution and normally exceeds the FDIC limit. The Company has not experienced any losses to date resulting from this policy.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses, approximate fair value due to the relatively short maturity of these instruments. The fair value of securities available-for-sale is estimated based on quoted market prices. The carrying value of long-term debt approximates fair value based on borrowing rates currently available for loans with similar terms and maturities.

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

Note 1 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company accounts for stock options as prescribed by Accounting Principles Board Opinion No. 25 and includes pro forma information in the stock-based compensation footnote, as permitted by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Accordingly, no compensation cost is recognized for stock options granted in 1999 and 1998 since the option exercise price is not less than the market price of the underlying stock on the date of grant. Compensation cost is recognized for stock options granted to Directors before December 15, 1998 based upon the fair market value of the options granted. Compensation cost is also recognized for stock options granted to the President at an exercise price less than the market price of the underlying stock on the date of the grant.

Note 2- Supplemental Cash Flow Information

                                                                   1999            1998
                                                               ------------    ------------
Cash paid (received) during the year for:
        Income taxes, net of refunds                           $   (41,384)    $    11,185
        Interest                                                     9,682           1,394

Noncash investing activities:
        Unrealized gains (losses) on securities, net of tax    $   (47,945)    $    12,435

Note 3 - Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:
                                                                   1999            1998
                                                               ------------    ------------
        Costs incurred on uncompleted contracts                $   628,532     $   792,973
        Estimated earnings                                         606,011         470,897
                                                               ------------    ------------
                                                                 1,234,543       1,263,870
        Billings to date                                          (811,833)       (130,610)
                                                               ------------    ------------
                                                               $   422,710     $ 1,133,260
                                                               ============    ============
        Included in accompanying balance sheets
          under the following captions:

        Costs and estimated earnings in excess
          of billings on uncompleted contracts                 $   490,214     $ 1,180,253
            Billings in excess of costs and estimated
          earnings on uncompleted contracts                        (67,504)        (46,993)
                                                               ------------    ------------
                                                               $   422,710     $ 1,133,260
                                                               ============    ============


                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

Note 4 - Securities Available-For-Sale

Securities available-for-sale consist of the following:
                                                   1999            1998
                                               ------------    ------------
Corporate preferred bonds:
    Maturing in 2038                           $   350,000     $   750,000
    Maturing in 2098                                  -0-          250,000
                                               ------------    ------------
        Cost                                   $   350,000     $ 1,000,000
        Fair value                             $   297,000     $ 1,018,340

At December 31, 1999 and 1998, corporate preferred bonds have been categorized as available-for-sale and stated at fair value. The Company recorded an unrealized holding (loss) gain of ($53,000) and $18,340 for the years ended December 31, 1999 and 1998, respectively, which is shown net of a deferred tax asset (liability) of $17,490 and ($5,905), respectively, in accumulated other comprehensive income.

Note 5 - Inventory

Inventories consist of the following:
                                                   1999            1998
                                               ------------    ------------
Raw materials                                  $   119,074     $   186,932
Work-in-process                                    286,292            -0-
Finished goods                                     308,396         235,348
                                               ------------    ------------
                                               $   713,762     $   422,280
                                               ============    ============

Note 6 - Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:
                                                   1999            1998
                                               ------------    ------------
    Land                                       $    61,620     $      -0-
    Buildings                                    1,463,551            -0-
    Machinery and equipment                        633,744         636,880
    Capitalized labor and overhead                 753,239       1,032,772
    Furniture and fixtures                         156,283         152,216
    Computer equipment                             108,136          90,655
    Transportation equipment                        50,750          50,750
    Leasehold improvements                          46,285          15,733
                                               ------------    ------------
                                                 3,273,608       1,979,006
    Accumulated depreciation and amortization   (1,068,964)     (1,146,835)
                                               ------------    ------------
                                               $ 2,204,644     $   832,171
                                               ============    ============
    Depreciation and amortization expense      $   201,662     $   116,629
                                               ============    ============

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

Note 7 - Short-Term Borrowings

The Company has a line of credit facility with a bank which allows the Company to borrow up to $500,000 until June 1, 2000. Interest is payable on any unpaid principal balance at the bank's prime rate plus 0.75%. Borrowings are collateralized by the Company's assets.

Note 8 - Long-Term Debt

Long-term debt consists of the following:
                                                   1999            1998
                                               ------------    ------------
KIDCO REALTY CORP.
  $900,00 purchase money mortgage secured by
  real property, building and improvements in
  Saugerties, New York; payable in equal
  monthly installments of $5,988, including
  interest at 7% per annum; entire principal
  comes due on May 1, 2009.                    $   893,977     $      -0-

THE DIME SAVINGS BANK
  $86,400 note payable secured by real
  property and condominium unit in Saugerties,
  New York; payable in equal monthly
  installments of $846, including interest at
  8.29% per annum until August 2004, when
  interest converts to a fixed rate equal to
  the 5-year United States Treasury Bill rate
  plus 2.86%; final payment due August 1, 2014.     85,198            -0-

NISSAN MOTOR ACCEPTANCE CORP.
  Collateralized by a lien on the Company's
  automobile; payable in 60 monthly installments
  of $495 including interest of 5.9% per annum;
  final payment due February 5, 2003.               16,313          21,141
                                               ------------    ------------
                                                   995,488          21,141
                     Less:  Current maturities      16,936           4,004
                                               ------------    ------------
                                               $   978,552     $    17,137
                                               ============    ============

Future maturities of long-term debt are as follows:

        2000            $   16,936
        2001                19,030
        2002                20,395
        2003                16,794
        2004                15,170
        2005 to maturity   907,163
                        ----------
                        $  995,488
                        ==========

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

Note 9 - Income Taxes

The provision (benefit) for income taxes include the following:
                                                   1999            1998
                                               ------------    ------------
        Current:
          Federal                              $     5,265     $    11,161
          State                                      1,078           4,000
                                               ------------    ------------
                     Total current provision         6,343          15,161
                                               ------------    ------------
        Deferred:
          Federal                                  (17,176)         50,359
          State                                   (191,510)          6,893
                                               ------------    ------------
          Total deferred provision (benefit)      (208,686)         57,252
                                               ------------    ------------
                                               $  (202,343)    $    72,413
                                               ============    ============

The Company has a state investment tax credit carryforward of $140,586 that may be offset against future state tax liabilities through the year 2014 and other state tax credits totaling $179,789 which may be carried forward indefinitely. The Company also has a capital loss carryforward of $4,875 that may be offset against capital gains through the year 2004.

The difference between the provision for income taxes at the Company's effective income tax rate and the federal statutory rate of 34% is as follows:
                                                   1999            1998
                                               ------------    ------------
        Income taxes at statutory rate         $   (14,213)    $    47,170
        State taxes                                  1,635           9,712
        Nondeductible expenses                       5,503           4,807
        Investment tax credits                    (195,268)         10,724
                                               ------------    ------------
          Provision (Benefit) for Income Taxes $  (202,343)    $    72,413
                                               ============    ============

The tax effects of temporary differences giving rise to significant portions of deferred taxes are as follows:
                                                   1999            1998
                                               ------------    ------------
        Allowance for doubtful accounts        $     4,482     $      -0-
        Inventory capitalization                    13,743          (8,660)
        Capital loss carryforward                    1,306            -0-
        Compensatory stock options                  10,986            -0-
        Depreciation and amortization               (2,124)         13,644
        Investment tax credit                      320,375         135,098
                                               ------------    ------------
                            Deferred Tax Asset $   348,768     $   140,082
                                               ============    ============

A deferred tax liability of $5,905 was recorded in current liabilities as of December 31, 1998 to reflect the tax effects of temporary differences arising from unrealized gains on securities available-for-sale.

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

Note 10 - Stock-Based Compensation

On June 15, 1989, the Company instituted a non-qualified stock option plan (the "Plan"). In connection therewith, 700,000 shares of the Company's common stock are reserved for issuance pursuant to options that may be granted under the Plan through June 3, 2004. On June 3, 1996, the Company issued 84,000 options which expire ten years from the date of grant. None of these options were exercisable until June 3, 1999. The option price was less than the fair market value per share on the date the 1996 options were granted. On April 15, 1998, 140,000 options were granted to employees under this Plan. Options granted in 1998 vest straight-line over a four-year period following the date of grant and expire five years after the date of grant. On July 16, 1999, 52,500 options were granted to employees under this Plan. Options granted in 1999 vest incrementally over a four-year period following the date of grant and expire seven years after the date of grant. The option price for options granted in 1998 and 1999 is an amount per share of not less than the fair market value per share on the date the option is granted.

A summary of stock option activity related to the Company's Plan is as follows:

                                   Beginning        Granted        Exercised        Canceled        Ending
                                    Balance          During          During          During         Balance
                                  Outstanding        Period          Period          Period       Outstanding     Exercisable
                                  ------------    ------------    ------------    ------------    ------------    ------------
  Year ended December 31, 1998
  Number of shares                     84,000         140,000            -0-             -0-          224,000            -0-
  Weighted average exercise price
    per share                     $     0.125     $     1.51      $      -0-      $      -0-      $     0.99      $      -0-
  Year ended December 31, 1999
  Number of shares                    224,000          52,500            -0-           10,000         266,500         116,500
  Weighted average exercise price
    per share                     $     0.99      $     1.00      $      -0-      $     1.51      $     0.97      $     0.51

The weighted-average per share fair value of the options granted during 1999 and 1998 was estimated as $0.23 and $1.50, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-
average assumptions:
                                                   1999            1998
                                               ------------    ------------
                Risk-free interest rate               5.5%            4.5%
                Expected option life               7 years         5 years
                Expected volatility                    30%            267%
                Expected dividend yield                 0%              0%

The following table summarizes information about the options at
December 31, 1999:
                          Options Outstanding                  =   Options Exercisable
                          --------------------                     --------------------
                                   Weighted	   Weighted                        Weighted
                                    Average         Average                         Average
    Exercise         Number        Remaining      Exercisable        Number       Exercisable
     Price        Outstanding         Life           Price        Exercisable        Price
  ------------    ------------    ------------    ------------    ------------    ------------
        0.125          84,000        6.5 years          0.125          84,000           0.125
        1.00           52,500        6.5 years          1.00             -0-            1.00
        1.51          130,000        3.25 years         1.51           32,500           1.51

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

Note 10 - Stock-Based Compensation (continued)

Had compensation expense for the Company's stock-based compensation plan been determined consistent with SFAS 123, net income and earnings per share would be decreased to the pro forma amounts indicated below:
                                           1999
                                       ------------

    Net income
        As reported                    $   160,541
        Pro forma                          128,366

    Earnings per share - basic
        As reported                    $     0.06
        Pro forma                            0.04

  Earnings per share - diluted
        As reported                    $     0.05
        Pro forma                            0.04

Note 11 - 401(k) Plan

On August 1, 1998, the Company adopted a 401(k) Plan for the benefit of all eligible employees. All employees as of the effective date of the 401(k) Plan became eligible. An employee who became employed after August 1, 1998, would become a participant after three months of continuous service.

Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are optional. During the year ended December 31, 1999 and 1998, the Company incurred 401(k) costs totaling $1,944 and $1,038, respectively.

Note 12 - Concentration of Credit Risk

Significant Customers

The Company's sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology. In 1999 and 1998, the Company had one significant customer, which represented approximately 13% and 42%, respectively, of sales and 71% of the total accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 1998. The Company had a second significant customer, which represented approximately 14% of sales in 1999, and a different major customer which represented approximately 10% of sales in 1998. No one customer was considered significant to accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 1999.

Export Sales

Export sales to unaffiliated customers represented approximately 12% and 4% of sales for the years ended December 31, 1999 and 1998, respectively. Export sales in 1999 and 1998 were primarily to customers in Asia. All contracts are denominated in U.S. dollars. The Company does not enter into any foreign exchange contracts.

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

Note 13 - Related Party Transactions

The general counsel for the Company is also a director. The Company incurred legal fees for his professional services of approximately $20,000 for each of the years ended December 31, 1999 and 1998. As of December 31, 1999 and 1998, the Company owed the general counsel $20,000 and $40,000, respectively.

Note 14 - Segment Reporting

In 1999, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. As a result, Stainless Design Concepts ("SDC"), which was a subsidiary of the Company as of December 31, 1998, operated as a segment of the Company as of December 31, 1999. SDC is the Company's ultra-high purity manufacturing division in Saugerties, New York. The accounting policies of SDC are the same as those described in the summary of significant accounting policies (see Note 1). The Company evaluates performance based on several factors, of which the primary financial measure is earnings before taxes. The following table presents certain information regarding the Company's segments at December 31, 1999 and for the year then ended.

                                   CVD             SDC         Eliminations    Consolidated
                               ------------    ------------    ------------    ------------
Assets                         $ 4,884,892     $ 4,105,512     $(3,577,575)    $ 5,412,829
                               ============    ============    ============    ============
Revenues                       $ 2,997,261     $ 2,617,986     $  (319,388)    $ 5,295,859
Interest income                     45,356             875                          46,231
Interest expense                     4,904          48,772                          53,676
Depreciation and amortization      141,605          91,143                         232,748
Capital expenditures                 1,641       1,572,494                       1,574,135
Pretax earnings (loss)              40,655         (82,457)                        (41,802)
                               ============    ============    ============    ============

Note 15 - Commitments and Contingencies

Leases

The Company rents its headquarters and operations in Ronkonkoma, New York under a lease expiring on July 31, 2001. Minimum future rental commitments are as follows:

                2000        $  130,751
                2001            77,589

Rental expense under the above operating lease totaled $126,942 and $123,245 for 1999 and 1998, respectively.

INDEX TO SUPPLEMENTARY FINANCIAL SCHEDULES

                                                                     Page No.


Independent Auditors' Report on Supplementary Information ............  S-2


Supplementary Financial Schedules:


    II. Valuation and qualifying accounts ............................  S-3

   III. Amounts receivable from related parties and
          underwriters, promoters, and employees other
          than related parties .......................................  S-4


    IV. Property, plant and equipment ................................  S-5


     V. Accumulated depreciation and amortization
          of property, plant and equipment ...........................  S-6


    VI. Supplementary income statement information ...................  S-7

A L B R E C H T ,  V I G G I A N O ,  Z U R E C K
        &  C O M P A N Y ,  P . C .

                                              CERTIFIED PUBLIC ACCOUNTANTS
                                                          25 SUFFOLK COURT
                                                      HAUPPAUGE, NY  11788
                                                            (631) 434-9500


         INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION




To the Board of Directors and Stockholders
CVD Equipment Corporation
Ronkonkoma, New York


We have audited and reported separately herein on the consolidated financial statements of CVD Equipment Corporation and subsidiaries (the Company) as of and for the years ended December 31, 1999 and 1998.

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




/s/ Albrecht, Viggiano, Zureck & Co.

Hauppauge, New York
March 3, 2000

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                           FORM 10-KSB, SCHEDULE II
                      VALUATION AND QUALIFYING ACCOUNTS
                    Years ended December 31, 1999 and 1998

                                                                Additions
                                                           --------------------
                                        Balance at     (1) Charged      (2) Charged                     Balance
                                        Beginning      to Costs and      to Other                        at End
  Deducted from Assets                  of Period        Expenses        Accounts       Deductions      of Period
-----------------------------------    ------------    ------------    ------------    ------------    ------------
Allowance for net unrealized gains
  (losses) on securities:
    Year ended December 31, 1999       $    18,340     $      -0-      $      -0-      $   (71,340)    $   (53,000)

    Year ended December 31, 1998              -0-             -0-           18,340(a)         -0-           18,340

Allowance for doubtful accounts:
    Year ended December 31, 1999       $      -0-      $    22,410     $      -0-      $      -0-      $    22,410

    Year ended December 31, 1998              -0-             -0-             -0-             -0-             -0-

(a)  Net unrealized gains on securities recorded in stockholders' equity.

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                           FORM 10-KSB, SCHEDULE III
          AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
             PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                    Years ended December 31, 1999 and 1998

          Col. A                           Col. B          Col. C                  Col. D                  Col. E
------------------------------------    ------------    ------------    ----------------------------    ------------

                                                                                  Deductions
                                                                                 ------------
                                         Balance at                        (1)             (2)           Balance at
                                         Beginning                        Amounts         Amounts          End of
       Name of Debtor                    of Period       Additions       Collected      Written off        Period
------------------------------------    ------------    ------------    ------------    ------------    ------------
Year ended December 31, 1999:
                                        $      -0-      $      -0-      $      -0-      $      -0-      $      -0-

Year ended December 31, 1998:
    Leonard A. Rosenbaum, President
    Maturity:  January 1, 2007
    Interest:  7% per annum             $   499,154     $      -0-      $   499,154     $      -0-      $      -0-

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                           FORM 10-KSB, SCHEDULE IV
                        PROPERTY, PLANT AND EQUIPMENT
                    Years ended December 31, 1999 and 1998

              Col. A                           Col. B          Col. C           Col. D          Col. E
-----------------------------------------   ------------    ------------    ------------    ------------
                                             Balance at                         Other         Balance at
                                             Beginning        Additions       Changes -         End of
         Description                         of Period         at Cost       Add (Deduct)       Period
-----------------------------------------   ------------    ------------    ------------    ------------
1999:
    Land                                    $      -0-      $    61,620                     $    61,620
    Building                                       -0-        1,463,551                       1,463,551
    Machinery and equipment                     636,880           1,164     $    (4,300)    $   633,744
    Capitalized labor and overhead            1,032,772                        (279,533)        753,239
    Furniture and fixtures                      152,216           4,067                         156,283
    Computer equipment                           90,655          17,481                         108,136
    Transportation equipment                     50,750                                          50,750
    Leasehold improvements                       15,733          30,552                          46,285
                                            ------------    ------------    ------------    ------------
                                            $ 1,979,006     $ 1,578,435     $  (283,833)    $ 3,273,608
                                            ============    ============    ============    ============
1998:
    Machinery and equipment                 $    87,712     $   549,168                     $   636,880
    Capitalized labor and overhead            1,213,577          69,101     $  (249,906)      1,032,772
    Furniture and fixtures                      133,182          19,034                         152,216
    Computer equipment                           77,266          13,389                          90,655
    Transportation equipment                     24,557          26,193                          50,750
    Leasehold improvements                       13,795           1,938                          15,733
                                            ------------    ------------    ------------    ------------
                                            $ 1,550,089     $   678,823     $  (249,906)    $ 1,979,006
                                            ============    ============    ============    ============



                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                           FORM 10-KSB, SCHEDULE V
  ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                    Years ended December 31, 1999 and 1998

              Col. A                           Col. B          Col. C           Col. D          Col. E
------------------------------------------  ------------    ------------    ------------    ------------
                                             Balance at                         Other         Balance at
                                             Beginning        Additions       Changes -         End of
          Description                        of Period         at Cost       Add (Deduct)       Period
------------------------------------------  ------------    ------------    ------------    ------------
1999:
    Building                                $      -0-      $    18,764                     $    18,764
    Machinery, equipment and capitalized
        labor and overhead                      927,577     $   150,178     $  (279,533)    $   798,222
    Furniture and fixtures                      128,913           3,724                         132,637
    Computer equipment                           48,415          16,078                          64,493
    Transportation equipment                     28,923           8,731                          37,654
    Leasehold improvements                       13,007           4,187                          17,194
                                            ------------    ------------    ------------    ------------
                                            $ 1,146,835     $   201,662     $  (279,533)    $ 1,068,964
                                            ============    ============    ============    ============
1998:
    Machinery, equipment and capitalized
        labor and overhead                  $ 1,082,756     $    94,727     $  (249,906)    $   927,577
    Furniture and fixtures                      126,987           1,926	                        128,913
    Computer equipment                           33,584          14,831                          48,415
    Transportation equipment                     24,557           4,366                          28,923
    Leasehold improvements                       12,228             779                          13,007
                                            ------------    ------------    ------------    ------------
                                            $ 1,280,112      $   116,629     $  (249,906)    $ 1,146,835
                                            ============    ============    ============    ============


                  CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                           FORM 10-KSB, SCHEDULE VI
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION
                    Years ended December 31, 1999 and 1998

             Col. A                                    Col. B
------------------------------------------  -----------------------------
                                            Charges to Costs and Expenses

    Item                                        1999            1998
------------------------------------------  ------------    ------------
1.  Amortization of software, advertising
      costs and other intangible assets     $    31,086     $    32,103



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

                                  Position with     Officer/Director
Name of Officer/Director    Age   the Company             Since
-------------------------   ---   ----------------  ----------------
Leonard A. Rosenbaum        54    President and             1982
                                  Chief Executive Officer
Alan H. Temple, Jr.         66    None                      1986
Mitchell Drucker            51    Chief Financial Officer   1999
Sharon Canese               39    Secretary                 1998
Martin J. Teitelbaum        50    Assistant Secretary       1985
Albert G. Metzler           52    None                      1993

Leonard A. Rosenbaum founded the Company in October 1982 and has been its President, Chief Executive Officer and a director since that date.

Alan H. Temple, Jr. has, since 1977, been President of Harrison Homes, Inc. Pittsford, New York, a building and consulting firm.

Mitchell Drucker joined the Company on April 19,1999. Prior to joining CVD, Mr. Drucker was General Manager of Infoserve Corporation for a period of 11 years. Mr. Drucker also held the position of Vice President of Bankers Trust Company from 1976-1984. In addition, Mr. Drucker has had a variety of engagements in the manufacturing and consulting arena. Mr. Drucker was appointed Chief Financial Officer of CVD on August 27, 1999.

Sharon Canese joined the Company on September 11, 1991. From 1998 to August 27, 1999 Ms. Canese served as Chief Financial Officer of CVD. Prior to joining CVD, Ms. Canese was Assistant Controller of Transcontrol Corporation for a period of four years. Ms. Canese has also held the position of Financial Analyst of the Financial Planning Department at Eaton
Corporation/AIL Division from 1983 to 1987.

Martin J. Teitelbaum from January 1988 to date has been principal attorney for the Law Offices of Martin J. Teitelbaum. Mr. Teitelbaum became a director of the Company in 1985. From September 23, 1986 to December 31, 1986 he served as Corporate Secretary and served again as Corporate Secretary from August 1997 to February 1998. Since January 1, 1987 he has served as the Assistant Secretary. Mr. Teitelbaum serves as General Counsel to the Company.

Albert G. Metzler has, since 1972, been Sales Manager of R. S. Crum & Co., a distributor of valves and valve fittings. Mr. Metzler was formerly a director of CVD from 9/28/83 to 5/29/86. R. S. Crum is a supplier to the Company. On January 4, 1999, Mr. Metzler resigned as Sales Manager of R.S. Crum & Co. and was employed full time by Stainless Design Concepts, the Company's 100% owned subsidiary. On September 15,1999, Mr. Metzler resigned his full time position at Stainless Design Concepts.

All directors hold office until the next annual meeting of stockholders of the Company or until their successors are elected and qualify.

The Board of Directors met three times during 1999. Mr.Rosenbaum, Mr.Temple, Mrs. Canese, Mr. Teitelbaum and Mr. Metzler attended all meetings.

ITEM 10.	EXECUTIVE COMPENSATION

REMUNERATION
The following table sets forth certain information as to each of the Company's most highly compensated executive officers whose cash compensation exceeded $100,000.

SUMMARY COMPENSATION TABLE
---------------------------
Name and Principal                        Annual        Stock Options
Position                       Year     Compensation      Granted
---------------------------    -----    ------------    ------------
Leonard A. Rosenbaum            1999    $   163,742           -0-
                                1998    $   163,742           -0-
President and Chief             1997    $   211,342           -0-
  Executive Officer             1996    $   139,126         30,000  *

* The stock options granted in 1996: vested 100% in 1999, have an exercise price of $.125, expire 10 years from date of grant and represent 36% of the number of options granted that year.

The Company owns life insurance on the life of Leonard A. Rosenbaum in the amount of $2,000,000. The Company is the sole beneficiary of said policy.

In June 1989, the shareholders approved a non-qualified stock option plan covering key employees, officers and directors. Options will be awarded by the Board of Directors or by a committee appointed by the board.

Under the plan an aggregate of 700,000 shares of common stock, $.01 par value of the Company are reserved for issuance or transfer upon the exercise of options which are granted. Unless otherwise provided in the Option Agreement, an option granted under the plan shall become exercisable in 25% installments commencing one year from the anniversary date of the grant. The stock options generally expire five years after the date of grant. The Board of Directors has extended this plan and it will terminate on June 30, 2004.

In 1996 a total of 84,000 options were granted which did not vest until 1999 at which time they vested 100%. In 1998, 140,000 options were granted to employees other than executive officers or directors. The options vest at 25% per year starting in 1999. In 1999 a total of 52,500 options were granted to employees other than executive officers or directors. The options vest at varying rates starting in 2000. As of December 31, 1999, no options have been exercised under this plan.

Other than the one non-qualified stock option plan, the Company has no pension or profit sharing plan or other contingent forms of remuneration.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of any class of the Company's voting shares on March 30, 2000:
                                Amount & Nature
Title Of  Name and Address of   Of Beneficial    Percentage
Class     Beneficial Owner      Ownership (1)     of Class
-------   --------------------  ---------------  ----------
Common    Leonard A. Rosenbaum     1,270,450        43.5%
Stock     1881 Lakeland Avenue
          Ronkonkoma, NY 11779
Common    Alan H. Temple Jr.         186,000         6.4%
Stock     10 Harrison Circle
          Pittsford, NY 14534

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth as of March 30, 2000, information concerning the beneficial ownership of each class of equity security by each director and all directors and officers of the Company as a group:
                                     Amount & Nature
Title Of  Name and Address of        Of Beneficial    Percentage
Class     Beneficial Owner           Ownership (1)     of Class
-------   -------------------------  ---------------  ----------
Common    Leonard A. Rosenbaum          1,270,450        43.5%
Stock     1881 Lakeland Avenue
          Ronkonkoma, NY 11779
Common    Martin J. Teitelbaum              2,000 (2)       *
Stock     329 Middle Country Road
          Smithtown, NY 11787
Common    Alan H. Temple, Jr.             186,000 (3)     6.4%
Stock     10 Harrison Circle
          Pittsford, NY 14534
Common    Albert Metzler                   57,400 (4)     2.0%
Stock     85 Shellbank Place
          Rockville Centre, NY 11570
Common    Mitchell Drucker                 13,950 (1)       *
Stock     42 Blackmore Lane
          East Islip, NY 11730
Common    All Directors and Officers    1,529,800        52.4%
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
During 1999, the Company incurred approximately $20,000 in legal fees to Martin J. Teitelbaum. Mr. Teitelbaum, a director of the Company, is the principal attorney for the law offices of Martin J. Teitelbaum.

PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES & REPORTS ON FORM 8-K
1. Exhibits - The following Exhibits are filed as part of, or incorporated by reference into, this report on Form 10-KSB
     (3)   Articles of incorporation and by-laws
     (4)   Instruments defining the rights of holders, including indentures
     (9)   Voting trust agreement
    (10)   Material Contracts
    (11)   Statement re: Computation of per share earnings
    (13)   Annual or quarterly reports, Form 10-QSB
    (18)   Letter on change in accounting principles
    (19)   Previously unfiled documents
    (21)   Subsidiaries of registrant
    (22)   Published report regarding matters submitted to vote
    (23)   Consent of experts and counsel
    (24)   Power of Attorney
    (28)   Information from reports furnished to state insurance authorities
    (99)   Additional exhibits
           All items included by reference.


2. Financial Statements - The following consolidated financial statement of CVD Equipment Corporation and report of Independent Accountants are filed as part of this Report on Form 10-KSB and should be read in conjunction with the related notes thereto, included herein.

    The following financial statements of CVD Equipment Corporation are included in Part II, Item 7:

    Report of Independent Certified Public Accountants.............  F-3
    Balance Sheets - December 31, 1999 and 1998....................  F-4
    Statements of Income and Comprehensive Income
        Years Ended December 31, 1999 and 1998.....................  F-5
    Statements of Stockholders Equity..............................  F-6
    Statements of Cash Flows
        Years Ended December 31, 1999 and 1998.....................  F-7
    Notes to the Financial Statements.............................. F-8-F-18

3.  Financial Statement Schedules
    Report of Independent Certified Public Accountants.............  S-2
          Schedules:
    II.   Valuation and Qualifying Accounts........................  S-3
    III.  Amounts receivable from Related Parties and Underwriters,
          Promoters, and Employees other than Related Parties,.....  S-4
    IV.   Property, Plant and Equipment............................  S-5
    V.    Accumulated depreciation and amortization of Property,
          Plant and Equipment......................................  S-6
    VI.   Supplementary Income Statement Information...............  S-7

          All other schedules are omitted because they are not applicable, or not required, or because information is included in the consolidated financial statements or notes thereto.

A L B R E C H T ,  V I G G I A N O ,  Z U R E C K
        &  C O M P A N Y ,  P . C .
                                             CERTIFIED PUBLIC ACCOUNTANTS
                                                         25 SUFFOLK COURT
                                                     HAUPPAUGE, NY  11788
                                                           (631) 434-9500





To the Board of Directors and Stockholders
CVD Equipment Corporation



We consent to the use of our reports included herein and to the reference to our firm under the heading "experts" in the Form 10-KSB.



/s/ Albrecht, Viggiano, Zureck & Co.

Hauppauge, New York
March 29, 2000

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March 2000.

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

/s/ Leonard A. Rosenbaum     President, Chief Executive Officer and Director
Leonard A. Rosenbaum

/s/ Alan H. Temple, Jr.      Director
Alan H. Temple, Jr.


/s/ Martin J. Teitelbaum     Director
Martin J. Teitelbaum


/s/ Mitchell Drucker         Chief Financial Officer
Mitchell Drucker


/s/ Sharon Canese            Secretary
Sharon Canese


/s/ Albert G. Metzler        Director
Albert G. Metzler