Form 10QSB
period 2000-03-31
CVD EQUIPMENT CORP
filed 2000-05-10
CIK 766792

                    US SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                 FORM 10-QSB

   (Mark One)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
           For the quarterly period ended     3-31-00

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

                                 631-981-7081
                          (Issuers Telephone Number)


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

   2,926,750 SHARES OF COMMON STOCK, $.01 PAR VALUE AS OF 05-10-99

                          CVD EQUIPMENT CORPORATION
                        NOTE TO FINANCIAL STATEMENTS
                           FOR THE QUARTER ENDING
                               MARCH 31, 2000

                        BASIS OF FINANCIAL STATEMENTS

  The financial data is subject to year end audit and does not claim to be a complete presentation since note disclosure under generally accepted accounting procedures is not included. Note disclosures required under generally accepted accounting procedures are included in the Company's audited financial statements filed as part of Form 10-KSB for the year ended December 31, 1999. Form 10-QSB should be read in conjunction with these financial statements.

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


                                CVD EQUIPMENT CORPORATION
                                      BALANCE SHEETS
                                      MARCH 31, 2000



                                                              MARCH 31        DECEMBER 31
                                                                2000             1999
                                                             (UNAUDITED)       (AUDITED)
                                                             ------------    ------------
  ASSETS
  CURRENT ASSETS
     CASH AND CASH EQUIVALENTS                               $   777,553     $    91,714
     ACCOUNTS RECEIVABLE                                         767,992       1,019,771
     COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS         494,691         490,214
     SECURITIES AVAILABLE-FOR-SALE                               297,000         297,000
     INVENTORY                                                   480,650         713,762
     DEFERRED TAX ASSET                                           17,490          17,490
     PREPAID INCOME TAXES                                            -            12,812
     OTHER CURRENT ASSETS                                         35,904          39,387
                                                             ------------    ------------
           TOTAL CURRENT ASSETS                                2,871,280       2,682,150
  PROPERTY, PLANT AND EQUIPMENT                                2,167,243       2,204,644
  DEFERRED TAX ASSET                                             361,563         348,768
  OTHER ASSETS                                                   158,632         177,267
                                                             ------------    ------------
           TOTAL ASSETS                                      $ 5,558,718     $ 5,412,829
                                                             ============    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     ACCOUNTS PAYABLE                                        $   137,930     $   171,138
     ACCRUED EXPENSES                                            331,918         284,134
     BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS        126,040          67,504
     CURRENT MATURITIES OF LONG-TERM DEBT                         17,230          16,936
                                                             ------------    ------------
           TOTAL CURRENT LIABILITIES                             613,118         539,712
  LONG-TERM DEBT                                                 973,916         978,552
                                                             ------------    ------------
                                                               1,587,034       1,518,264

  COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY
     COMMON STOCK - $0.01 PAR - SHARES AUTHORIZED 10,000,000;
     ISSUED & OUTSTANDING 2,926,750                               29,268          29,188
     ADDITIONAL PAID-IN CAPITAL                                2,839,910       2,838,990
     RETAINED EARNINGS                                         1,138,016       1,061,897
     ACCUMULATED OTHER COMPREHENSIVE INCOME                      (35,510)        (35,510)
                                                             ------------    ------------
         TOTAL STOCKHOLDERS' EQUITY                            3,971,684       3,894,565
                                                             ------------    ------------
         TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $ 5,558,718     $ 5,412,829
                                                             ============    ============

                             CVD EQUIPMENT CORPORATION
                   STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   MARCH 31, 2000


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31

                                                                 2000            1999
                                                             (UNAUDITED)     (UNAUDITED)
                                                             ------------    ------------

  REVENUES
     REVENUE ON COMPLETED CONTRACTS                          $ 1,321,507     $   307,363
     REVENUE ON UNCOMPLETED CONTRACTS                            453,923         524,225
                                                             ------------    ------------
                                         TOTAL REVENUES        1,775,430         831,588
                                                             ------------    ------------
  COSTS OF REVENUES
     COST ON COMPLETED CONTRACTS                                 935,426         461,248
     COST ON UNCOMPLETED CONTRACTS                               268,485         310,092
                                                             ------------    ------------
                                TOTAL COSTS OF REVENUES        1,203,911         771,340
                                                             ------------    ------------

                                           GROSS PROFIT          571,519          60,248
                                                             ------------    ------------
  OPERATING EXPENSES
     SELLING AND SHIPPING                                        122,402          99,915
     GENERAL AND ADMINISTRATIVE                                  345,652         268,197
                                                             ------------    ------------
                               TOTAL OPERATING EXPENSES          468,054         368,112
                                                             ------------    ------------
                                OPERATING INCOME (LOSS)          103,465        (307,864)
                                                             ------------    ------------
  OTHER INCOME (EXPENSE)
     INTEREST INCOME                                              10,798          18,210
     INTEREST EXPENSE                                            (17,972)         (4,981)
     OTHER INCOME                                                  3,080           1,791
                                                             ------------    ------------
                               TOTAL OTHER INCOME(LOSS)           (4,094)         15,020
                                                             ------------    ------------

                                    INCOME BEFORE TAXES           99,371        (292,844)
  INCOME TAX BENEFIT (PROVISION)                                 (23,252)            -
                                                             ------------    ------------
                                      NET INCOME (LOSS)           76,119        (292,844)

  OTHER COMPREHENSIVE INCOME, NET OF TAX
     UNREALIZED LOSS ON SECURITIES AVAILABLE FOR SALE                -            (3,811)
                                                             ------------    ------------
                                   COMPREHENSIVE INCOME      $    76,119     $  (296,655)
                                                             ============    ============
  EARNINGS PER SHARE
     BASIC                                                        $0.03          $(0.10)
     DILUTED                                                      $0.02          $(0.10)

  WEIGHTED AVERAGE SHARES
     BASIC                                                     2,926,750       2,918,750
     DILUTED                                                   3,079,390       2,992,144

                                CVD EQUIPMENT CORPORATION
                                 STATEMENT OF CASH FLOWS
                                      MARCH 31, 2000


                                                                  THREE MONTHS ENDED
                                                                       MARCH 31

                                                                 2000            1999
                                                             (UNAUDITED)     (UNAUDITED)
                                                             ------------    ------------
  CASH FLOWS FROM OPERATING ACTIVITIES
     NET  INCOME (LOSS)                                      $    76,119     $  (292,844)
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
       CASH PROVIDED BY OPERATING ACTIVITIES:
     DEFERRED TAX PROVISION (benefit)                            (12,795)            -
     DEPRECIATION AND AMORTIZATION                                61,820          52,391
    (INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLES                                        251,779         179,445
     COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS          (4,477)        551,657
     INVENTORY                                                   233,112           1,332
     PREPAID INCOME TAXES                                         12,808             -
     OTHER CURRENT ASSETS                                          3,482          14,595
     OTHER ASSETS                                                  7,129         (33,165)
     INCREASE (DECREASE) IN:
       ACCOUNTS PAYABLE                                          (33,208)         69,704
       ACCRUED EXPENSES                                           47,785          83,788
       BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS       58,536         (46,993)
                                                             ------------    ------------

          NET CASH PROVIDED BY OPERATING ACTIVITIES              702,090         579,910
                                                             ------------    ------------

  CASH FLOWS FROM INVESTING ACTIVITIES
     CAPITAL EXPENSE...EQUIPMENT                                 (12,910)         (7,485)
     SALE OF SECURITIES                                              -           250,000
                                                             ------------    ------------

          NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES    (12,910)        242,515
                                                             ------------    ------------

  CASH FLOWS FROM FINANCING ACTIVITIES
     PAYMENTS ON SHORT-TERM BORROWINGS                               -          (300,000)
     PROCEEDS (PAYMENTS) - CURRENT                                   294          (1,181)
     PAYMENTS  - LONGTERM                                         (4,635)            -
     PROCEEDS FROM EXERCISE OF STOCK OPTIONS                       1,000             -
                                                             ------------    ------------

          NET CASH USED IN FINANCING ACTIVITIES                   (3,341)       (301,181)
                                                             ------------    ------------

          NET INCREASE IN CASH AND CASH EQUIVALENTS              685,839         521,244

  CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE QUARTER       91,714         127,489
                                                             ------------    ------------

        CASH AND CASH EQUIVALENTS AT THE END OF THE QUARTER  $   777,553     $   648,733
                                                             ============    ============

          ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      THREE MONTHS ENDED MARCH 31, 2000

  REVENUE
  An increase in volume resulted in revenue for the first quarter 2000 being $1,775,430, which was a 113% increase from first quarter 1999 revenues of $831,588.

  COSTS AND EXPENSES
  The actual cost of revenue increased from $1,203,911 in the first quarter of 2000 when compared to $771,340 in the first quarter of 1999. Of this $432,571 increase, $191,000 is attributed to material and $232,000 to work-in-process completion.

  Selling and shipping expenses increased to $122,402 in the first quarter of 2000 from $99,915 in the first quarter of 1999. Of this $22,487 increase, $11,000 is attributed to salaries, $7,000 freight expense and $4,000 to travel expense.

  General and Administrative expenses increased to $345,652 in the first quarter of 2000 from $268,197 in the first quarter of 1999. Of this $77,455 increase, $11,000 is attributed to legal fees, $ 5,000 to accounting fees, $49,000 to salaries, and $10,000, to depreciation expenses.

  Interest expense increased by $12,991 from first quarter 1999 to first quarter 2000, because the company's average outstanding debt increased. This was mainly due to the mortgage on the SDC facility acquired on April 1999.

  The significant increase in Costs and Expenses in the first quarter of 2000 over prior periods is associated with the startup of our new Engineering Consulting Services division located at 1117 Kings Highway, Saugerties, NY 12477. The new division became fully operational during the first quarter of 2000.

  LIQUIDITY AND CAPITAL RESOURCES

  By first quarter ending 2000, the Company's cash position increased to $777,553 from $91,714 at the beginning of the year. The increase in cash is largely attributed to the increase in revenues and decrease in account receivables.

  At the end of first quarter 2000, the Company's account receivable position decreased to $767,992 from $ 1,019,771 at the beginning of the quarter. This decrease was attributable to timing of customer payments and billings.

  At the close of first quarter 2000, the Company's backlog increased to $2,168,363 from $1,740,830 at the beginning of the quarter. This increase is due to an increase in orders.

  SIGNATURES


  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of May 2000.

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