Form 10QSB
period 2000-06-30
CVD EQUIPMENT CORP
filed 2000-08-14
CIK 766792

                     US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

   (Mark One)
   (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
           For the quarterly period ended     6-30-00

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

   2,980,750 SHARES OF COMMON STOCK, $.01 PAR VALUE AS OF 08-14-00

                           CVD EQUIPMENT CORPORATION
                          NOTE TO FINANCIAL STATEMENTS
                             FOR THE QUARTER ENDING
                                 JUNE 30, 2000

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

                               CVD EQUIPMENT CORPORATION
                                    BALANCE SHEETS
                                    JUNE 30, 2000



                                                                 JUNE 30       DECEMBER 31
                                                                   2000            1999
                                                               (UNAUDITED)      (AUDITED)
                                                               ------------    ------------
  ASSETS
  CURRENT ASSETS
     CASH AND CASH EQUIVALENTS                                 $   293,665     $    91,714
     ACCOUNTS RECEIVABLE                                         1,508,265       1,019,771
     COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS           473,563         490,214
     SECURITIES AVAILABLE-FOR-SALE                                 306,314         297,000
     INVENTORY                                                     436,798         713,762
     DEFERRED TAX ASSET                                             14,416          17,490
     PREPAID INCOME TAXES                                              -            12,812
     OTHER CURRENT ASSETS                                           21,399          39,387
                                                               ------------    ------------
           TOTAL CURRENT ASSETS                                  3,054,420       2,682,150
  PROPERTY, PLANT AND EQUIPMENT                                  2,198,033       2,204,644
  DEFERRED TAX ASSET                                               367,378         348,768
  OTHER ASSETS                                                     150,326         177,267
                                                               ------------    ------------
           TOTAL ASSETS                                        $ 5,770,157     $ 5,412,829
                                                               ============    ============


  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     ACCOUNTS PAYABLE                                          $   204,018     $   171,138
     ACCRUED EXPENSES                                              421,748         284,134
     BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS           32,756          67,504
     CURRENT MATURITIES OF LONG-TERM DEBT                           17,533          16,936
                                                               ------------    ------------
           TOTAL CURRENT LIABILITIES                               676,055         539,712
  LONG-TERM DEBT                                                   969,196         978,552
                                                               ------------    ------------
                                                                 1,645,251       1,518,264
                                                               ------------    ------------

  COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY
     COMMON STOCK - $0.01 PAR - SHARES AUTHORIZED 10,000,000;
     ISSUED & OUTSTANDING 2,980,750                                 29,808          29,188
     ADDITIONAL PAID-IN CAPITAL                                  2,846,120       2,838,990
     RETAINED EARNINGS                                           1,278,248       1,061,897
     ACCUMULATED OTHER COMPREHENSIVE INCOME                        (29,270)        (35,510)
                                                               ------------    ------------
           TOTAL STOCKHOLDERS' EQUITY                            4,124,906       3,894,565
                                                               ------------    ------------
           TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY          $ 5,770,157     $ 5,412,829
                                                               ============    ============


                               CVD EQUIPMENT CORPORATION
                     STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                     JUNE 30, 2000
                                                                    THREE MONTHS ENDED
                                                                         JUNE 30
                                                                   2000            1999
                                                               (UNAUDITED)     (UNAUDITED)
                                                               ------------    ------------
  REVENUES
     REVENUE ON COMPLETED CONTRACTS                            $ 1,385,539     $ 1,274,563
     REVENUE ON UNCOMPLETED CONTRACTS                              747,557         123,051
                                                               ------------    ------------
           TOTAL REVENUES                                        2,133,096       1,397,614
                                                               ------------    ------------
  COSTS OF REVENUES
     COST ON COMPLETED CONTRACTS                                 1,056,318         831,461
     COST ON UNCOMPLETED CONTRACTS                                 354,850          12,587
                                                               ------------    ------------
           TOTAL COSTS OF REVENUES                               1,411,168         844,048
                                                               ------------    ------------

           GROSS PROFIT                                            721,928         553,566
                                                               ------------    ------------
  OPERATING EXPENSES
     SELLING AND SHIPPING                                          123,468         181,444
     GENERAL AND ADMINISTRATIVE                                    388,449         333,274
                                                               ------------    ------------
           TOTAL OPERATING EXPENSES                                511,917         514,718
                                                               ------------    ------------
           OPERATING INCOME                                        210,011          38,848
                                                               ------------    ------------
  OTHER INCOME (EXPENSE)
     INTEREST INCOME                                                13,301          11,625
     INTEREST EXPENSE                                              (17,570)        (11,540)
     OTHER INCOME                                                   10,067           3,315
                                                               ------------    ------------
           TOTAL OTHER INCOME                                        5,798           3,400
                                                               ------------    ------------

           INCOME BEFORE TAXES                                     215,809          42,248
  INCOME TAX (PROVISION) BENEFIT                                   (75,579)            556
                                                               ------------    ------------
           NET INCOME                                              140,230          42,804

  OTHER COMPREHENSIVE INCOME, NET OF TAX
     UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE         6,240         (14,984)
                                                               ------------    ------------
           COMPREHENSIVE INCOME                                $   146,470     $    27,820
                                                               ============    ============

  EARNINGS PER SHARE
     BASIC                                                         $0.05           $0.01
     DILUTED                                                       $0.04           $0.01

  WEIGHTED AVERAGE SHARES
     BASIC                                                       2,980,750       2,918,750
     DILUTED                                                     3,163,221       2,991,812


                                  CVD EQUIPMENT CORPORATION
                        STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                        JUNE 30, 2000

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30

                                                                   2000            1999
                                                               (UNAUDITED)     (UNAUDITED)
                                                               ------------    ------------
  REVENUES
     REVENUE ON COMPLETED CONTRACTS                            $ 2,707,046     $ 1,581,926
     REVENUE ON UNCOMPLETED CONTRACTS                            1,201,480         647,276
            TOTAL REVENUES                                       3,908,526       2,229,202
  COSTS OF REVENUES
     COST ON COMPLETED CONTRACTS                                 1,991,744       1,292,709
     COST ON UNCOMPLETED CONTRACTS                                 623,335         322,679
            TOTAL COSTS OF REVENUES                              2,615,079       1,615,388

            GROSS PROFIT                                         1,293,447         613,814
  OPERATING EXPENSES
     SELLING AND SHIPPING                                          245,870         281,359
     GENERAL AND ADMINISTRATIVE                                    734,101         601,471
            TOTAL OPERATING EXPENSES                               979,971         882,830
            OPERATING INCOME (LOSS)                                313,476        (269,016)
  OTHER INCOME (EXPENSE)
     INTEREST INCOME                                                24,099          29,835
     INTEREST EXPENSE                                              (35,542)        (16,521)
     OTHER INCOME                                                   13,147           5,106
            TOTAL OTHER INCOME                                       1,704          18,420

            INCOME(LOSS) BEFORE TAXES                              315,180        (250,596)
  INCOME TAX (PROVISION) BENEFIT                                   (98,831)            556
            NET INCOME (LOSS)                                      216,349        (250,040)

  OTHER COMPREHENSIVE INCOME, NET OF TAX
     UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE         6,240         (18,795)
            COMPREHENSIVE INCOME (LOSS)                        $   222,589     $  (268,835)


  EARNINGS PER SHARE
     BASIC                                                          $0.07          $(0.09)
     DILUTED                                                        $0.07          $(0.08)

  WEIGHTED AVERAGE SHARES
     BASIC                                                       2,980,750       2,918,750
     DILUTED                                                     3,164,637       2,992,036

                                  CVD EQUIPMENT CORPORATION
                                   STATEMENT OF CASH FLOWS
                                        JUNE 30, 2000


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31

                                                                   2000            1999
                                                               (UNAUDITED)     (UNAUDITED)
                                                               ------------    ------------
  CASH FLOWS FROM OPERATING ACTIVITIES
     NET  INCOME                                               $   140,230     $    42,804
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
            CASH USED IN OPERATING ACTIVITIES:
     DEFERRED TAX PROVISION (benefit)                               (5,815)            -
     DEPRECIATION AND AMORTIZATION                                  64,661          62,029
     (INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLES                                         (740,273)       (223,318)
     COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS            21,128         121,496
     INVENTORY                                                      43,851         (27,254)
     PREPAID INCOME TAXES                                              -            (7,188)
     OTHER CURRENT ASSETS                                           14,507           1,278
     OTHER ASSETS                                                   (3,203)         (7,846)
     INCREASE (DECREASE) IN:
        ACCOUNTS PAYABLE                                            66,089          94,616
        ACCRUED EXPENSES                                            89,832         (84,187)
        BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS       (93,284)            -

            NET CASH USED IN OPERATING ACTIVITIES                 (402,277)        (27,570)

  CASH FLOWS FROM INVESTING ACTIVITIES
     CAPITAL EXPENSE.EQUIPMENT                                     (83,943)        (23,655)
     CAPITAL EXPENSE.BUILDING                                          -        (1,400,000)
     SALE OF SECURITIES                                                -           250,000

            NET CASH USED IN INVESTING ACTIVITIES                  (83,943)     (1,173,655)

  CASH FLOWS FROM FINANCING ACTIVITIES
     PROCEEDS  - CURRENT                                               303           9,255
     (PAYMENTS) PROCEEDS - LONGTERM                                 (4,721)        888,808
     PROCEEDS FROM EXERCISE OF STOCK OPTIONS                         6,750             -

            NET CASH PROVIDED BY FINANCING ACTIVITIES                2,332         898,063

            NET DECREASE IN CASH AND CASH EQUIVALENTS             (483,888)       (303,162)

  CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE QUARTER        777,553         648,733

          CASH AND CASH EQUIVALENTS AT THE END OF THE QUARTER  $   293,665     $   345,571


                                  CVD EQUIPMENT CORPORATION
                                   STATEMENT OF CASH FLOWS
                                        JUNE 30, 2000


                                                                     SIX MONTHS ENDED
                                                                         JUNE 30

                                                                   2000            1999
                                                               (UNAUDITED)     (UNAUDITED)
                                                               ------------    ------------
  CASH FLOWS FROM OPERATING ACTIVITIES
     NET  INCOME (LOSS)                                        $   216,349     $  (250,040)
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
         CASH PROVIDED BY OPERATING ACTIVITIES:
     DEFERRED TAX PROVISION (benefit)                              (18,610)            -
     DEPRECIATION AND AMORTIZATION                                 126,481         114,420
     (INCREASE) DECREASE IN:
     ACCOUNTS RECEIVABLES                                         (488,494)        (43,872)
     COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS            16,651         673,153
     INVENTORY                                                     276,963         (25,922)
     PREPAID INCOME TAXES                                           12,808          (7,188)
     OTHER CURRENT ASSETS                                           17,989          15,873
     OTHER ASSETS                                                    3,926         (41,015)
     INCREASE (DECREASE) IN:
        ACCOUNTS PAYABLE                                            32,881         164,321
        ACCRUED EXPENSES                                           137,617            (398)
        BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS       (34,748)        (46,993)

            NET CASH PROVIDED BY OPERATING ACTIVITIES              299,813         552,339

  CASH FLOWS FROM INVESTING ACTIVITIES
     CAPITAL EXPENSE.EQUIPMENT                                     (96,853)        (31,140)
     CAPITAL EXPENSE.BUILDING                                          -        (1,400,000)
     SALE OF SECURITIES                                                -           500,000

            NET CASH USED IN INVESTING ACTIVITIES                  (96,853)       (931,140)

  CASH FLOWS FROM FINANCING ACTIVITIES
     PROCEEDS  (PAYMENTS) - CURRENT                                    597        (290,685)
     (PAYMENTS) PROCEEDS  - LONGTERM                                (9,356)        887,568
     PROCEEDS  FROM EXERCISE OF STOCK OPTIONS                        7,750             -

            NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES     (1,009)        596,883

            NET INCREASE IN CASH AND CASH EQUIVALENTS              201,951         218,082

  CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD          91,714         127,489

            CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD $   293,665     $   345,571

            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         THREE MONTHS ENDED JUNE 30, 2000

  REVENUE
  An increase in volume resulted in revenue for the second quarter 2000 being $2,133,096 which was a 53% increase from second quarter 1999 revenues of $1,397,614.

  COSTS AND EXPENSES
  The actual cost of revenue increased to $1,411,168 in the second quarter of 2000 when compared to $844,048 in the second quarter of 1999. Of this $567,120 increase, $303,000 is attributed to material, $71,000 to work-in-process completion and $185,000 to salaries.

  Selling and shipping expenses decreased to $123,468 in the second quarter of 2000 from $181,444 in the second quarter of 1999. Of this $57,976 decrease, $81,000 is attributed to salaries, which was offset by an increase of $19,000 to commissions and $4,000 to travel expense.

  General and Administrative expenses increased to $388,449 in the second quarter of 2000 from $333,274 in the second quarter of 1999. Of this $55,175 increase, $25,000 is attributed to bad debt, $11,000 to legal fees, and $25,000 to salaries.

  Interest expense increased by $6,030 from second quarter 1999 to second quarter 2000, because the company's average outstanding debt increased. This was mainly due to the mortgage on the SDC facility acquired on April 1999.

  The increase in Costs and Expenses in the second quarter of 2000 over prior periods is associated with the startup of our new Engineering Consulting Services division located at 1117 Kings Highway, Saugerties, NY 12477. The new division became fully operational during the first quarter of 2000.

           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2000

  REVENUE
  An increase in volume resulted in revenue for six months ending 2000 being $3,908,526 which was a 75% increase from six month ending 1999 revenues of $2,229,202.

  COSTS AND EXPENSES
  The actual cost of revenue increased to $2,615,079 in the six months ending of 2000 when compared to $1,615,388 in the six months ending of 1999. Of this $999,691 increase, $494,000 is attributed to material, $303,000 to work-in-process completion and $175,000 to salaries.

  Selling and shipping expenses decreased to $245,870 in the six months ending of 2000 from $281,359 in the six months ending of 1999. Of this $35,489 decrease, $69,000 is attributed to salaries, which was offset by an increase of $19,000 to commissions, $8,000 to freight expense and $8,000 to travel expense.

  General and Administrative expenses increased to $734,101 in the six month ending of 2000 from $601,471 in the six months ending of 1999. Of this $132,630 increase, $25,000 is attributed to bad debt, $11,000 to depreciation expense, $21,000 to legal fees, and $74,000 to salaries.

  Interest expense increased by $19,021 from six months ending 1999 to six months ending 2000, because the company's average outstanding debt increased. This was mainly due to the mortgage on the SDC facility acquired on April 1999.

  The increase in Costs and Expenses in the six months ending of 2000 over prior periods is associated with the startup of our new Engineering Consulting Services division located at 1117 Kings Highway, Saugerties, NY 12477. The new division became fully operational during the first quarter of 2000.

  LIQUIDITY AND CAPITAL RESOURCES

  By six months ending 2000, the Company's cash position increased to $293,665 from $91,714 at the beginning of the year. The increase in cash is largely attributed to the increase in revenues, which was offset by an increase in account receivables and an increase in capital expenditures.

  At the end of six months of 2000, the Company's account receivable position increased to $1,508,265 from $ 1,019,771 at the beginning of the year. This increase was attributable to timing of customer payments and billings.

  Capital expenditures increased by $96,853, because the Company purchased a $75,000 vertical machining center.

  At the close of the six months of 2000, the Company's backlog increased to $2,861,129 from $1,317,522 at the beginning of the year. This increase is due to an increase on orders.

  SIGNATURES


  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 2000.

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