Form 10QSB
period 2000-09-30
CVD EQUIPMENT CORP
filed 2000-11-09
CIK 766792

                     US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

 (Mark One)

    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
         For the quarterly period ended ________9-30-00________

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE EXCHANGE ACT
         For the transition period from __________to___________

         Commission file number ________2-97210-NY_____________

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


  Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  __X__   No _____


    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS
  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
     Yes  _____   No _____


                      APPLICABLE ONLY TO CORPORATE ISSUERS
  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  2,980,750 SHARES OF COMMON STOCK, $.01 PAR VALUE AS OF 11-09-00

                           CVD EQUIPMENT CORPORATION
                          NOTE TO FINANCIAL STATEMENTS
                             FOR THE QUARTER ENDING
                               SEPTEMBER 30, 2000

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

                                      CVD EQUIPMENT CORPORATION
                                            BALANCE SHEETS
                                          SEPTEMBER 30, 2000

                                                                            SEPTEMBER 30      DECEMBER 31
                                                                                 2000             1999
                                                                             (UNAUDITED)       (AUDITED)
                                                                            ------------      ------------
 ASSETS
 CURRENT ASSETS
      CASH AND CASH EQUIVALENTS                                              $  966,096       $   91,714
      ACCOUNTS RECEIVABLE                                                       835,547        1,019,771
      COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS                     1,009,273          490,214
      SECURITIES AVAILABLE-FOR-SALE                                             257,425          297,000
      INVENTORY                                                                 409,568          713,762
      DEFERRED TAX ASSET                                                          7,450           17,490
      PREPAID INCOME TAXES                                                          -             12,812
      OTHER CURRENT ASSETS                                                       45,732           39,387
                                                                            ------------      ------------
            TOTAL CURRENT ASSETS                                              3,531,091        2,682,150
 PROPERTY, PLANT AND EQUIPMENT                                                2,273,462        2,204,644
 DEFERRED TAX ASSET                                                             366,833          348,768
 OTHER ASSETS                                                                   141,198          177,267
                                                                            ------------      ------------
            TOTAL ASSETS                                                     $6,312,584       $5,412,829
                                                                            ============      ============


 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
      ACCOUNTS PAYABLE                                                       $  250,106       $  171,138
      ACCRUED EXPENSES                                                          602,346          284,134
      BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS                       18,982           67,504
      CURRENT MATURITIES OF LONG-TERM DEBT                                       17,842           16,936
                                                                            ------------      ------------
            TOTAL CURRENT LIABILITIES                                           889,276          539,712
 LONG-TERM DEBT                                                                 964,413          978,552
                                                                            ------------      ------------
                                                                              1,853,689        1,518,264
                                                                            ------------      ------------

 COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY
      COMMON STOCK - $0.01 PAR - SHARES AUTHORIZED 10,000,000;
       ISSUED & OUTSTANDING 2,980,750                                            29,808           29,188
      ADDITIONAL PAID-IN CAPITAL                                              2,846,120        2,838,990
      RETAINED EARNINGS                                                       1,598,092        1,061,897
      ACCUMULATED OTHER COMPREHENSIVE INCOME                                    (15,125)         (35,510)
                                                                            ------------      ------------
            TOTAL STOCKHOLDERS' EQUITY                                        4,458,895        3,894,565
                                                                            ------------      ------------
            TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                       $6,312,584       $5,412,829
                                                                            ============      ============

                                           CVD EQUIPMENT CORPORATION
                                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                               SEPTEMBER 30, 2000

                                                                                  THREE MONTHS ENDED
                                                                                     September 30

                                                                                 2000             1999
                                                                             (UNAUDITED)      (UNAUDITED)
                                                                            ------------      ------------
 REVENUES
      REVENUE ON COMPLETED CONTRACTS                                         $1,596,144       $1,419,793
      REVENUE ON UNCOMPLETED CONTRACTS                                          861,880          294,176
                                                                            ------------      ------------
                                                       TOTAL REVENUES         2,458,024        1,713,969
                                                                            ------------      ------------
 COSTS OF REVENUES
      COST ON COMPLETED CONTRACTS                                             1,141,236          873,071
      COST ON UNCOMPLETED CONTRACTS                                             230,097          210,499
                                                                            ------------      ------------
                                     TOTAL COSTS OF REVENUES                  1,371,333        1,083,570
                                                                            ------------      ------------

                                                     GROSS PROFIT             1,086,691          630,399
                                                                            ------------      ------------
 OPERATING EXPENSES
      SELLING AND SHIPPING                                                      123,967          150,679
      GENERAL AND ADMINISTRATIVE                                                446,355          333,517
                                                                            ------------      ------------
                                     TOTAL OPERATING EXPENSES                   570,322          484,196
                                                                            ------------      ------------
                                     OPERATING INCOME                           516,369          146,203
                                                                            ------------      ------------
 OTHER INCOME (EXPENSE)
      INTEREST INCOME                                                            12,921            8,444
      INTEREST EXPENSE                                                          (17,515)         (19,008)
      OTHER INCOME                                                               (4,200)          (7,418)
                                                                            ------------      ------------
                                       TOTAL OTHER INCOME                        (8,794)         (17,982)
                                                                            ------------      ------------

                                                INCOME BEFORE TAXES             507,575          128,221
 INCOME TAX (PROVISION) BENEFIT                                                (187,730)             -
                                                                            ------------      ------------
                                              NET INCOME                        319,845          128,221
 OTHER COMPREHENSIVE INCOME, NET OF TAX
      UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE                    14,145          (15,845)
                                                                            ------------      ------------
                                                   COMPREHENSIVE INCOME      $  333,990       $  112,376
                                                                            ============      ============
 EARNINGS PER SHARE
      BASIC                                                                  $     0.11       $     0.04
      DILUTED                                                                $     0.10       $     0.04

 WEIGHTED AVERAGE SHARES
      BASIC                                                                   2,980,750        2,918,750
      DILUTED                                                                 3,229,006        2,989,114

                                           CVD EQUIPMENT CORPORATION
                                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                               SEPTEMBER 30, 2000


                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30

                                                                                 2000             1999
                                                                             (UNAUDITED)      (UNAUDITED)
                                                                            ------------      ------------
 REVENUES
      REVENUE ON COMPLETED CONTRACTS                                         $4,303,190       $3,001,719
      REVENUE ON UNCOMPLETED CONTRACTS                                        2,063,360          941,452
                                                                            ------------      ------------
                                                       TOTAL REVENUES         6,366,550        3,943,171
                                                                            ------------      ------------
 COSTS OF REVENUES
      COST ON COMPLETED CONTRACTS                                             3,132,980        2,165,780
      COST ON UNCOMPLETED CONTRACTS                                             853,432          533,178
                                                                            ------------      ------------
                                     TOTAL COSTS OF REVENUES                  3,986,412        2,698,958
                                                                            ------------      ------------

                                                     GROSS PROFIT             2,380,138        1,244,213
                                                                            ------------      ------------
 OPERATING EXPENSES
      SELLING AND SHIPPING                                                      369,837          432,038
      GENERAL AND ADMINISTRATIVE                                              1,180,456          934,988
                                                                            ------------      ------------
                                     TOTAL OPERATING EXPENSES                 1,550,293        1,367,026
                                                                            ------------      ------------
                                     OPERATING INCOME (LOSS)                    829,845         (122,813)
                                                                            ------------      ------------
 OTHER INCOME (EXPENSE)
      INTEREST INCOME                                                            37,020           38,279
      INTEREST EXPENSE                                                          (53,057)         (35,529)
      OTHER INCOME                                                                8,947           (2,312)
                                                                            ------------      ------------
                                       TOTAL OTHER (LOSS) INCOME                 (7,090)             438
                                                                            ------------      ------------

                                       INCOME(LOSS) BEFORE TAXES                822,755         (122,375)
 INCOME TAX (PROVISION) BENEFIT                                                (286,561)             556
                                                                            ------------      ------------
                                              NET INCOME (LOSS)                 536,194         (121,819)
 OTHER COMPREHENSIVE INCOME, NET OF TAX
      UNREALIZED GAIN (LOSS) ON SECURITIES AVAILABLE FOR SALE                    20,385          (34,640)
                                                                            ------------      ------------
                                        COMPREHENSIVE INCOME (LOSS)          $  556,579       $ (156,459)
                                                                            ============      ============
 EARNINGS PER SHARE
      BASIC                                                                  $     0.18       $    (0.04)
      DILUTED                                                                $     0.17       $    (0.04)

 WEIGHTED AVERAGE SHARES
      BASIC                                                                   2,980,750        2,918,750
      DILUTED                                                                 3,190,691        2,991,337

                                           CVD EQUIPMENT CORPORATION
                                            STATEMENT OF CASH FLOWS
                                               SEPTEMBER 30, 2000

                                                                                  THREE MONTHS ENDED
                                                                                     SEPTEMBER 30

                                                                                 2000             1999
                                                                             (UNAUDITED)      (UNAUDITED)
                                                                            ------------      ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
      NET  INCOME                                                            $  319,845       $  128,221
      ADJUSTMENTS TO RECONCILE NET INCOME TO NET
          CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
      DEFERRED TAX                                                                  545              -
      DEPRECIATION AND AMORTIZATION                                              73,317           58,208
      LOSS ON SALE OF SECURITIES                                                  4,200              -
     (INCREASE) DECREASE IN:
      ACCOUNTS RECEIVABLES                                                      672,718         (620,429)
      COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS                      (535,710)          56,506
      INVENTORY                                                                  27,231          (19,714)
      PREPAID INCOME TAXES                                                          -             50,794
      OTHER CURRENT ASSETS                                                      (24,336)         (25,365)
      OTHER ASSETS                                                               (2,377)             465
      INCREASE (DECREASE) IN:
         ACCOUNTS PAYABLE                                                        46,088          (83,099)
         ACCRUED EXPENSES                                                       180,595           83,584
         BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS                   (13,774)             -
                                                                            ------------      ------------

               NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              748,342         (370,829)
                                                                            ------------      ------------

 CASH FLOWS FROM INVESTING ACTIVITIES
      CAPITAL EXPENSEEQUIPMENT                                                (137,239)         (42,143)
      CAPITAL EXPENSEBUILDING                                                      -           (108,000)
      PROCEEDS FROM SALE OF SECURITIES                                           65,800          150,000
                                                                            ------------      ------------

               NET CASH USED IN INVESTING ACTIVITIES                            (71,439)            (143)
                                                                            ------------      ------------

 CASH FLOWS FROM FINANCING ACTIVITIES
      PROCEEDS  - CURRENT                                                           310           89,498
      (PAYMENTS) PROCEEDS - LONGTERM                                             (4,782)          79,468
      PROCEEDS  FROM EXERCISE OF STOCK OPTIONS                                      -                -
                                                                            ------------      ------------

               NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES               (4,472)         168,966
                                                                            ------------      ------------

               NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             672,431         (202,006)

 CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE QUARTER                      293,665          345,571
                                                                            ------------      ------------

              CASH AND CASH EQUIVALENTS AT THE END OF THE QUARTER            $  966,096       $  143,565
                                                                            ============      ============

                                           CVD EQUIPMENT CORPORATION
                                            STATEMENT OF CASH FLOWS
                                               SEPTEMBER 30, 2000

                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30

                                                                                 2000             1999
                                                                             (UNAUDITED)      (UNAUDITED)
                                                                            ------------      ------------
 CASH FLOWS FROM OPERATING ACTIVITIES
      NET  INCOME (LOSS)                                                     $  536,194       $ (121,819)
      ADJUSTMENTS TO RECONCILE NET INCOME TO NET
          CASH PROVIDED BY OPERATING ACTIVITIES:
      DEFERRED TAX                                                              (18,065)             -
      DEPRECIATION AND AMORTIZATION                                             199,798          172,628
      LOSS ON SALE OF SECURITIES                                                  4,200              -
     (INCREASE) DECREASE IN:
      ACCOUNTS RECEIVABLES                                                      184,224         (664,301)
      COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS                      (519,059)         729,659
      INVENTORY                                                                 304,194          (45,636)
      PREPAID INCOME TAXES                                                       12,808           43,606
      OTHER CURRENT ASSETS                                                       (6,347)          (9,492)
      OTHER ASSETS                                                                1,549          (40,550)
      INCREASE (DECREASE) IN:
         ACCOUNTS PAYABLE                                                        78,969           81,222
         ACCRUED EXPENSES                                                       318,212           83,186
         BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS                   (48,522)         (46,993)
                                                                            ------------      ------------

               NET CASH PROVIDED BY OPERATING ACTIVITIES                      1,048,155          181,510
                                                                            ------------      ------------

 CASH FLOWS FROM INVESTING ACTIVITIES
      CAPITAL EXPENSEEQUIPMENT                                                (234,092)         (73,283)
      CAPITAL EXPENSEBUILDING                                                      -         (1,508,000)
      PROCEEDS FROM SALE OF SECURITIES                                           65,800          650,000
                                                                            ------------      ------------

               NET CASH USED IN INVESTING ACTIVITIES                           (168,292)        (931,283)
                                                                            ------------      ------------

 CASH FLOWS FROM FINANCING ACTIVITIES
      PROCEEDS  (PAYMENTS) - CURRENT                                                907         (201,187)
      (PAYMENTS) PROCEEDS  - LONGTERM                                           (14,138)         967,036
      PROCEEDS  FROM EXERCISE OF STOCK OPTIONS                                    7,750              -
                                                                            ------------      ------------

               NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES               (5,481)         765,849
                                                                            ------------      ------------

               NET INCREASE IN CASH AND CASH EQUIVALENTS                        874,382           16,076

 CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                        91,714          127,489
                                                                            ------------      ------------

              CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD             $  966,096       $  143,565
                                                                            ============      ============

           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     THREE MONTHS ENDED SEPTEMBER 30, 2000

 REVENUE
 An increase in volume resulted in revenue for the third quarter 2000 being $2,458,024 which was a 43% increase from third quarter 1999 revenues of $1,713,969.

 COSTS AND EXPENSES
 The actual cost of revenue increased to $1,371,333 in the third quarter of 2000 when compared to $1,083,570 in the third quarter of 1999. Of this $287,763 increase, $28,000 is attributed to travel, $47,000 to work-in-process completion, $176,000 to salaries and $16,000 to manufacturing supplies.

 Selling and shipping expenses decreased to $123,967 in the third quarter of 2000 from $150,679 in the third quarter of 1999. Of this $26,712 decrease, $14,000 is attributed to salaries, $19,000 to travel expense, which was offset by an increase of $7,000 to freight expense.

 General and Administrative expenses increased to $446,355 in the third quarter of 2000 from $333,517 in the third quarter of 1999. Of this $112,838 increase, $37,000 is attributed to shareholders expense, $31,000 to legal fees, and $58,000 to salaries, which was offset by a decrease of $22,000 to bad debt.

 Interest expense decreased by $1,493 from third quarter 1999 to third quarter 2000, because the company's average short-term debt decreased.

 In addition, some of the increase in Costs and Expenses in the third quarter of 2000 over prior periods is associated with the startup of our new Engineering Consulting Services division located at 1117 Kings Highway, Saugerties, NY 12477. The new division became fully operational during the first quarter of 2000.

           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

 REVENUE
 An increase in volume resulted in revenue for nine months ending 2000 being $6,366,550 which was a 61% increase from nine month ending 1999 revenues of $3,943,171.

 COSTS AND EXPENSES
 The actual cost of revenue increased to $3,986,412 in the nine months ending of 2000 when compared to $2,698,958 in the nine months ending of 1999. Of this $1,287,454 increase, $478,000 is attributed to material, $350,000 to work-in-process completion and $350,000 to salaries.

 Selling and shipping expenses decreased to $369,837 in the nine months ending of 2000 from $432,038 in the nine months ending of 1999. Of this $62,201 decrease, $83,000 is attributed to salaries and $11,000 to travel expense, which was offset by an increase of $19,000 to commissions and $15,000 to freight expense.

 General and Administrative expenses increased to $1,180,456 in the nine months ending of 2000 from $934,988 in the nine months ending of 1999. Of this $245,468 increase, $38,000 is attributed to shareholders expense, $23,000 to depreciation expense, $52,000 to legal fees, and $132,000 to salaries.

 Interest expense increased by $17,528 from nine months ending 1999 to nine months ending 2000. This was mainly due to the mortgage on the SDC facility acquired on April 1999. Hence, the interest expense for 1999 commenced in April 1999 and is not a full year.

 In addition, some of the increase in Costs and Expenses in the nine months ending of 2000 over prior periods is associated with the startup of our new Engineering Consulting Services division located at 1117 Kings Highway, Saugerties, NY 12477. The new division became fully operational during the first quarter of 2000.

 LIQUIDITY AND CAPITAL RESOURCES

 By nine months ending 2000, the Company's cash position increased to $966,096 from $91,714 at the beginning of the year. The increase in cash is largely attributed to the increase in revenues, which was offset by a decrease in account receivables and an increase in capital expenditures.

 At the end of nine months of 2000, the Company's account receivable position decreased to $835,547 from $ 1,019,771 at the beginning of the year. This decrease was attributable to timing of customer payments and billings.

 Capital expenditures increased by $234,092, because the Company purchased a $75,000 vertical machining center, a $81,000 turning machining center and a $47,000 truck.

 At the close of the nine months of 2000, the Company's backlog increased to $4,896,480 from $1,317,522 at the beginning of the year. This increase is due to an increase on orders.

 SIGNATURES


 Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 2000.

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