Form 10KSB40
period 2000-12-31
CVD EQUIPMENT CORP
filed 2001-03-27
CIK 766792

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-KSB
  (Mark One)
   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2000

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          AND EXCHANGE ACT OF 1934
          For the transition period from ___________ to ___________.

                         Commission File No. 0-14720-NY

                           CVD EQUIPMENT CORPORATION
               (Exact name of registrant as specified in charter)
                 New York                            11-2621692
         (State of incorporation)        (IRS Employer Identification No.)
                1881 Lakeland Avenue, Ronkonkoma, New York 11779
                    (Address of principal executive offices)
                                  631-981-7081
                        (Registrant's telephone number)

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

  Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  The registrant's revenues for 2000 were $9,504,181

  The aggregate market value of voting stock held by non-affiliates of the registrant on March 1, 2001 was $5,105,275 based on a closing price of $3.50 on that date.

  As of March 1, 2001 there were 3,001,000 shares of Common Stock, Par Value $.01 Per Share, Outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  TABLE OF CONTENTS


  ITEM 1.        BUSINESS...........................................      1
                      Introduction..................................      1
                      General Development of Business...............      1
                      The Organization..............................      2
                      Information About Industry Segments...........      2
                      General Narrative Description of Business.....      2
                      Principle Products............................      3
                      Research and Development......................      4
                      Industry Overview.............................      4
                      Marketing.....................................      5
                      Patents and Copyrights........................      5
                      Competition...................................      5
                      Customers.....................................      6
                      Foreign Operations............................      6
                      Manufacturing Materials and Suppliers.........      6
                      Order Backlog.................................      7
                      Employees.....................................      7
                      Insurance.....................................      7
                      Government Regulations........................      7
                      Forward Looking Statements....................      8

  ITEM 2.        DESCRIPTION OF PROPERTIES..........................      8

  ITEM 3.        LEGAL PROCEEDINGS..................................      8

  ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      9

  ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                 RELATED SECURITY HOLDER MATTERS....................      9
                      Market Information............................      9
                      Dividends.....................................      9
                      Holders.......................................      9

  ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS ...............     10

  ITEM 7.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........     12

  ITEM 8.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.     39

  ITEM 9.        EXECUTIVE COMPENSATION.............................     40

  ITEM 10.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNER & MANAGEMENT.................................     41

  ITEM 11.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....     41

  ITEM 12.       EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
                 REPORTS ON FORM 8-K................................     42

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

  On December 14, 1998, the Company entered into a contract with Kidco Realty Corp. to purchase, for $1,400,000, the facility owned by Kidco Realty Corp. located at 1117 Kings Highway, Saugerties, NY 12477 and formerly occupied by Stainless Design Corporation. On April 29, 1999, the contract closed. The purchase price was paid by cash funds from the Company in the amount of $500,000 and Kidco Realty Corp. issuing a 30 year amortization, 7% interest, 10 year balloon, non recourse purchase money note and mortgage to the Company in the amount of $900,000.

  On December 23, 1998 the Company formed a new 100% owned subsidiary called
  Stainless Design Concepts, Ltd.   The new subsidiary is located at 1117
  Kings Highway, Saugerties, NY 12477. The new subsidiary manufactures ultra high purity gas and chemical delivery control systems for the semiconductor industry. On April 23, 1999, the new subsidiary was merged into the Company as a wholly owned division.

  On November 5, 1999 the Company formed another division called Equipment Consulting Services (ECS). This new division is also located at 1117 Kings Highway, Saugerties, NY 12477. The new division focuses on equipment consulting and the refurbished semiconductor equipment market, a 1.5 billion-dollar industry. Our existing facilities and capabilities enables us to become an important player in this market. ECS is an Associate Member of the Surplus Equipment Consortium / Network (SEC/N).

  As evidenced by the Company's development of these new divisions, our growth strategy is one of expansion. The Company is focused on expanding revenues and increasing profits. An important ingredient in our Strategic Plan is to be an active player in the acquisitions environment. We are always looking for businesses that are:
       * Synergistic in nature to our core business
       * Complementary to our existing product lines
       * Geared toward a start-up or turnaround situation
       * Opportunistic for growth and profit development

  In the year 2000, CVD Equipment Corporation was named to Deloitte & Touche's prestigious "Long Island Technology Fast 50" program, which ranks the 50 fastest growing technology companies on Long Island.

       Deloitte & Touche computed all calculations for revenue growth rate with CVD having a five-year revenue growth rate of 101.5%.

  CVD is a leading manufacturer of critical LPCVD, UHVCVD, MOCVD, LPE, VPE and RTP products and services for the Semiconductor, Optoelectronic and Wireless Telecommunications markets. CVD is proud to be recognized as a key player within Long Island's growing technology sector. CVD has gone from number 50 in 1998 to number 28 in 1999 and with our continued growth rate we expect a lower ranking next year as a result of a higher growth rate.

       The Long Island Technology Fast 50 program is sponsored by Deloitte & Touche LLP, The Bank of New York, the Nasdaq Stock Market, the Long Island Technology Center, the Long Island Association, SUNY Stony Brook, Idea Alley, Long Island High Technology Incubator at Stony Brook, Newsday, Certilman Balin Adler & Hyman,LLP, Long Island Software & Technology Network, and Invision.com.

  THE ORGANIZATION
  Each division, CVD, SDC and ECS has their own operating manager with sales and administration being handled by individual corporate managers. Thus, each division operates reasonably autonomously on a day to day basis. Yet, there is an overall corporate coordination in the day to day administration of the business, in setting policy and consistently applying procedures. All sales are coordinated by the corporate sales manager.

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

  GENERAL NARRATIVE DESCRIPTION OF BUSINESS
  Semiconductor components are the fundamental electronic building blocks used in modern electronic equipment and systems. These components are classified as either discrete devices (such as transistors) or integrated circuits (in which a number of transistors and other elements are combined to form a more complicated electronic circuit). In an integrated circuit, these elements are formed on a small "chip" of silicon or gallium arsenide, which is then encapsulated in an epoxy, ceramic, or metal package having lead wires for connection to a circuit board. The Company's products are used in the manufacture of these components.

  CVD DIVISION
  Designs and manufacturers both standard and custom equipment for the semiconductor industry. CVD has developed a fine reputation for producing high quality products. CVD's equipment has leading edge technology and is utilized for silicon germanium, silicon carbide, and gallium arsenide processes. These processes are paramount in the optoelectric and wireless communications arena.

  SDC DIVISION
  Designs and manufactures in their Class 100 cleanroom, ultra high purity Gas and Chemical Delivery systems. Their field service group provides for contract maintenance, high purity fab and equipment installations and equipment removal.

  ECS DIVISION
  Provides semiconductor equipment consulting and refurbishing services. Their expertise crosses over many product lines as well as manufacturers, positioning the division to meet the changing requirements of the industry.

  PRINCIPLE  PRODUCTS

  Chemical Vapor Deposition (CVD) - is a process which passes a gaseous compound over a target material surface that is heated to such a degree that the compound decomposes and deposits a desired layer onto substrate material. The process is accomplished by combining appropriate gases in a reaction chamber, of the kind produced by the Company, at elevated temperatures (typically 300 - 1500 degrees Celsius). The Company's Chemical Vapor Deposition Systems are complete and include all necessary instrumentation, subsystems and components. The systems include mass flow controllers, bellows valves, stainless steel lines and fittings. The Company provides such standard systems and also specifically engineered products for particular customer applications. Some of the standard systems offered by the Company are for Silicon, Silicon-Germanium, Silicon Dioxide, Silicon Nitride, Polysilicon, Liquid Phase Epitaxial, and Metalorganic Chemical Vapor Deposition.

  The Company's CVD systems are available in a variety of models that can be used in production and laboratory research. All models can be offered with total system automation, a microprocessor control system, by which the user can measure, predict and regulate gas flow, temperature, pressure and chemical reaction rates, thus controlling the process in order to enhance the quality of the materials produced. The Company's standard microprocessor control system is extremely versatile and capable of supporting the Company's complete product line and most custom system requirements. The Company's CVD systems generally range in price from $100,000 to $2,500,000.

  Rapid Thermal Processing (RTP) - are used to heat semiconductor materials to elevated temperatures of 1000 degrees Celsius at rapid rates of up to 200 degrees Celsius per second. The Company's RTP systems are offered for implant activation, oxidation, silicide formation and many other processes. The Company offers system that can operate both at atmospheric or reduced pressures. A specific model of the Company's RTP system is used for Thermal Desorption Spectroscopy which allows the semiconductor process engineer the ability to analyze the deposited films between the many process steps used in the complex fabrication process. The Company's RTP systems generally range in price from $75,000 to $350,000.

  Annealing and Diffusion Furnaces - are used for diffusion, oxidation, implant anneal, solder reflow and other processes. The systems are normally operated at atmospheric pressure with gaseous atmospheres related to the process. An optional feature of the system allows for the heating element to be moved away from the process chamber allowing the wafers to rapidly cool or be heated in a controlled environment. Our cascade temperature control system enables more precise control of the wafers. The systems are equipped with an automatic process controller, permitting automatic process sequencing and monitoring with safety alarm provisions. The Company's Annealing and Diffusion Furnace systems generally range in price from $75,000 to $650,000.

  Gas and Liquid Control Systems - standard and custom-designed gas and liquid control systems encompassing (1) gas cylinder storage cabinets, (2) custom gas and chemical delivery systems, (3) gas and liquid valve manifold boxes (VMB's) and (4) gas isolation boxes (GIB's) to provide safe storage and handling of pressurized gases and chemicals. System design allows for automatic or manual control from both a local and remote location. The Company's Gas and Liquid Control Systems generally range in price from $20,000 to $350,000.

  Ultra High Purity Gas and Chemical Piping Delivery Systems - we provide field installation of ultra high purity piping systems within a semiconductor plant for the distribution of gases and chemicals to the assorted process tools. As part of the field service group we also offer repair service work on customer equipment.

  Quartzware - we provide standard and custom fabricated quartzware used in the Company's equipment and other customer tools. The Company also provides repair and replacement of existing quartzware. Our customer quartzware spare parts requirements have grown substantially, especially for non-company related products.

  RESEARCH AND DEVELOPMENT
  The Company continues its efforts on several research and development projects. Our joint Silicon Carbide venture with Dow Corning has been extended through June 30, 2001. In addition, we continue to develop and customize equipment for numerous government, university and industry research laboratories around the world. Very often the research, design and development of custom equipment, which remains proprietary to the Company, yields new products.

  INDUSTRY OVERVIEW
  In 2000, the industry grew at an unprecedented rate. This growth was fueled by new end products and the drive to manufacture smaller chips on larger wafers - substantially reducing the cost of manufacturing. The industry however is historically cyclic in nature. CVD believes that it has organized and structured itself with the three divisions to partially compensate for the cyclic nature and thereby smooth out the ups and downs. The CVD division deals with large capital equipment, which sometimes suffers in a down cycle. However, the CVD division also sells to research facilities and universities that are not normally influenced in a significant way in a down market. The SDC division supplies Gas and Chemical Delivery Systems, which can be impacted during a down market. However, the field service group within that division, usually adds significant field service work in a down market. And finally, the ECS division is usually impacted in a positive fashion in a down market, as customers look for alternative ways (refurbished equipment). Hence, the Company believes that volatile market conditions will have less of an impact on the overall performance of the Company as compared to other semiconductor equipment manufacturers.

  MARKETING
  The Company's products are used in research and production applications by the semiconductor industry. The Company sells its products primarily to semiconductor manufacturers and to institutions involved in electronic research such as universities, government and industrial laboratories. During 2000, sales of the Company's products were made by a staff of four employees and five sales representatives, whose activities were supported by a staff of nine application engineers. During 2000 the Company continued to work on expanding our product offerings.

  The Company's Web Sites; www.cvdequipment.com; www.stainlessdesign.com; www.equipmentconsulting.com; continue to see increased traffic. The Company focuses on being in the top listings on many search engines, thus increasing the number of hits to our web sites. The Company continuously receives inquiries as a result of the web sites.

  The Company has expanded it's sales efforts considerably by utilizing sales representatives having offices in Santa Clara, CA, Chandler, AZ, Albuquerque, NM, Austin, TX, Dallas, TX, Taiwan and Korea. Additional representatives are expected to be added during the year 2001. We expect that this expansion will create a wider exposure to CVD and it's product line.

  The Company warrants its equipment for a period of six months after shipment and passes along any warranties from original manufacturers of components used in its products. The Company provides for its own equipment servicing with in-house field service personnel. Warrantee costs are historically insignificant.

  PATENTS, COPYRIGHTS AND LICENSE AGREEMENTS
  The Company has developed technology related to the automatic valve shut-off system manufactured by the Company, which has been granted Patent No. 4,527,715 that expires on August 27, 2002. Although the Company believes that the patent provides it with some competitive advantage, the Company does not believe the patent protection is significant to any of its current business operations. Patent protection was not significant to previous business because the unique products offered are custom built for a particular customer. As such, when reviewing the cost and time required for patent protection, management determined that future benefits were minimal. The Company believes that while patents are useful, and will be used at times in the future, they are not critical or valuable in many cases on an individual basis. We believe the collective value of the intangible property of the Company is comprised of blueprints, specifications, technical processes, cumulative employee knowledge, experience, copyrights and patents.

  In August 1997, the Company signed a 5-year license agreement with IBM to sell equipment using IBM's patented method for low temperature, low-pressure chemical vapor deposition of epitaxial layers (UHV/CVD).

  During years 1999 and 2000 the Company has applied for several copyrights associated with the intellectual properties of the former Stainless Design Corporation.

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

  CUSTOMERS
  The Company sells to a wide range of customers. Sales to a single customer in a given year however can exceed 10%. In 2000, two customers represented approximately 10% each of sales whereas in 1999, two customers represented approximately 13% and 14% of sales. CVD's customers include many of the largest semiconductor, telecommunications, and computer companies in the world. Several of these major customers are as follows:

  Advanced Technology Material    Alpha Photonics                   Alpha Industries
  AMP Inc.                        Applied Material                  Bechtel Bettis Inc.
  B.F. Goodrich                   BOC                               Brookhaven National Labs
  Bruckner                        Corning Inc.                      Cree
  Dow Corning                     Hewlett Packard                   IBM
  ITT                             JDS Uniphase                      Kopin Corporation
  Lockheed Martin                 Lucent Technologies               Microchip Technology
  NASA                            Nova Crystals                     Osram
  Raytheon                        Schumacher                        SemiTool
  Sensors Unlimited               Silicon Valley Group Inc.         Thermco Systems
  Veeco

  In addition, CVD's customers include many prominent universities as follows:

  Australian National University  Carnegie Mellon University        Case Western Reserve University
  Cornell University              Louisiana Tech. University        Pennsylvania State University
  Princeton University            Rensselaer Polytechnic Institute  Virginia Polytechnic Institute
  University of Albany            University of Illinois            University of California at Santa Barbara
  University of Maryland          University of Rochester           University of Wisconsin
  Yale University

  FOREIGN  OPERATIONS
  The Company's revenues derived from foreign exports were 3% and 12% in 2000 and 1999 respectively.

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

  The Company has it's own fully equipped machine shop to fabricate in house, the most complex designed parts of our equipment. The Company recently purchased CNC machines for the machine shop, thus dramatically increasing efficiencies while significantly reducing costs in production. Similarly, the Company's own Quartz shop is capable of meeting our quartzware needs.

  Quality control is a fundamental critical component in our processes. Materials procured on the outside and/or manufactured internally undergo a rigorous quality control process to ensure that the parts meet or exceed the most stringent specifications.

  All equipment, upon final assembly, undergoes a final series of complete testing to ensure product performance.

  ORDER BACKLOG
  As of December 31, 2000 the Company's order backlog was approximately $5,508,802 compared to approximately $1,317,522 on December 31,1999. Included in the backlog are all accepted customer purchase orders. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however, it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

  EMPLOYEES
  As of December 31, 2000, the Company employed 69 full time personnel and 4 part time personnel of which 31 were in manufacturing, 13 in engineering (including research and development and efforts related to product improvement), 9 in field service, 4 in marketing and 16 in general management and administration.

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

  GOVERNMENT REGULATIONS
  The Company knows of no government requirements for approval for the sale of their products or services except in some export cases. At that time we apply for the appropriate export license. As of December 31, 2000, there was no pending government approvals.

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


  ITEM 2.  DESCRIPTION OF PROPERTIES
  On June 1, 1991, the Company relocated its operations to its present location in Ronkonkoma, New York, a 20,000 square foot facility. The Company signed a 5-year lease extension in 2000 that is scheduled to expire on July 31, 2006. Currently, the CVD division is located at this facility. Management feels that the property is adequately covered by insurance and is in good condition.

  On April 29,1999, the Company purchased for $1,400,000, a 22,000 square foot facility, situated on 5 acres of land located at 1117 Kings Highway, Saugerties, NY 12477. Currently, the SDC and ECS divisions are located at this facility. Management feels the property is adequately covered by insurance and is in good condition.


  ITEM 3.  LEGAL PROCEEDINGS
  On September 24,1999 the Company was named in a lawsuit. The nature of this legal proceeding focused on the intellectual property obtained during the purchase of assets of Stainless Design Corporation. On November 10, 1999, the Company responded with a counterclaim. It is legal counsel's belief that the lawsuit against CVD is without merit and that our counter-suit will be successful. The Company considers it's potential exposure to be negligible and covered by insurance.

  On October 27, 1999, the Company initiated a lawsuit against a customer upon certain outstanding bills. The Company was awarded a judgement of $48,452 that covers the amount owed. However, the customer filed for bankruptcy protection and the customer's assets are in the process of being liquidated to help satisfy all creditors. We believe that CVD will be able to recover a portion of the outstanding judgement during 2001. This item is not considered to be material in nature.

  On January 26, 2000, the Company initiated a lawsuit against a customer upon certain outstanding bills. The customer responded with a counterclaim that legal counsel believes to be without merit. This action is still pending and is not considered to be material in nature.


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  A shareholder's meeting was held in the third quarter of 2000 for the primary purpose of re-electing directors and approving the selection of our outside auditing firm.


  PART II

  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
            RELATED SECURITY HOLDER MATTERS

  PRINCIPAL MARKET
  The stock continues to be traded on the OTC Bulletin Board and reported in the OTC "Pink Sheets".

  STOCK PRICE INFORMATION
  The Company's common stock first began to be publicly traded on September 11, 1985 and prior to that date the Company was privately held. The following chart sets forth the high and low closing bid price of the Common Stock for the indicated periods.

            Period                                 High        Low

  January 1, 1999 through March 31, 1999         1.125       0.875
  April 1, 1999 through June 30, 1999            1.063       0.813
  July 1, 1999 through September 30, 1999        0.875       0.688
  October 1, 1999 through December 31, 1999      1.000       0.688
  January 1, 2000 through March 31, 2000         3.750       0.875
  April 1, 2000 through June 30, 2000            2.750       1.625
  July 1, 2000 through September 30, 2000        5.375       2.000
  October 1, 2000 through December 31, 2000      5.000       2.188

  The chart reflects inter-dealer prices, without retail mark-up, markdown, or commission and does not represent actual transactions.

  DIVIDENDS
  The Company paid no cash dividends during the period, nor does the Company expect to pay a cash dividend in the near future. The Company's policy has been to utilize cash in growing and expanding the business.

  APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK
  The number of holders of record of the Company's Common Stock as of March 1, 2001 was approximately 400.

  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  2000 COMPARED TO 1999
  The difference in 2000 financial data when compared to 1999 is mainly attributed to the growth of the CVD and SDC divisions and the start-up of the ECS division. In 2001 we expect to see continued growth for all three divisions.

  New orders in 2000 totaled $9.5 million for CVD and $5.6 million for SDC and $0.2 million for ECS for a total of $15.3 million, which was 155% higher than 1999's level of new orders of $6.0 million. The revenues produced a net profit of $928,679. Diluted net earnings per share were $.29 in 2000 compared to $.05 in 1999. In the past the Company has generally manufactured customized equipment. In 1999 the Company worked on developing a line of standard products as a supplement to our custom systems and began shipping some of these products in 2000. In September 1997, the Company opened a Web site, www.cvdequipment.com to support the Company's marketing program. In May 1999 the Company opened it's second web site, www.stainlessdesign.com and in November of 1999 a third wed site was added, www.equipmentconsulting.com.

  REVENUE
  An increase in volume resulted in revenue for the year being $9,504,181, which was a 79.5% increase from 1999 revenues of $5,295,859.

  The type of sales in 2000 were similar to those of 1999. The Company shipped approximately 1% to government associated entities, 6% to major colleges and universities, 5% to research laboratories and another 88% was shipped to significant Fortune 500 industrial companies.

  COSTS AND EXPENSES
  In 2000, cost of revenues as a percentage of revenues decreased to 61% from 65% in 1999. The main reason for the 4% decrease in cost of revenues as a percentage of sales was a decrease in payroll expenses. The Company averaged 63 employees in 2000 compared to 51 employees in 1999. The actual cost of revenues increased from $3,453,307 in 1999 to $5,809,275 in 2000, an increase of $2,355,968. Of this increase, $1,497,618 is attributable to increased purchases of material and $662,721 to increases in salaries.

  Selling and shipping expense was lower by $186 in 2000 compared to 1999. This mainly resulted from a $96,150 increase in commissions, a $22,254 increase in freight expense, which was offset by a decrease of $105,433 in salaries, and $11,820 decrease in travel.

  General and Administrative expenses rose by $418,448 in 2000 compared to 1999. This resulted mainly from a $182,071 increase in salaries and employee benefits, an increase in depreciation of $31,025, an increase in legal fees of $112,070, an increase of $39,012 in shareholder's expense and bad debt of $55,096.

  Interest expense increased by $16,816 from 1999 to 2000 as the Company's average outstanding debt increased in 2000 as a result of a mortgage on the SDC facility.

  LIQUIDITY AND CAPITAL RESOURCES
  By year-end 2000, the Company's cash position increased to $600,621 from $91,714 at the beginning of the year. During year 2000, the Company sold the remaining $330,500 of securities it held at the end of 1999.

  In 2000, accounts receivable net of the allowance increased to $2,002,540 from $1,019,771 in 1999 while inventory decreased to $454,898 from $713,762. The increase in receivables from 2000 to 1999 is associated with an increase in revenues. The decrease in inventory in 2000 was mainly due to a decrease in work in process of $100,261 and a decrease in finished goods of $120,148.

  The net cash used in investing activities decreased $982,224 in 2000 mainly due to a reduction in capital expenditures.

  In 2001, we expect to have sufficient cash flow from operations and do not anticipate the need to raise additional funds.

  1999 COMPARED TO 1998
  In general, there is a material difference in the financial data from 1999 compared to 1998. For the most part the significant differences are attributed to the addition of Stainless Design Concepts. Furthermore, we expect to see continued improvements as a result of Stainless Design Concepts, as well as the addition of Equipment Consulting Services.
  New orders in 1999 totaled $2.7 million for CVD and $3.3 million for SDC or a total of $6.0 million, which was 185.7% higher than 1998's level of $2.1 million. The revenues produced a net profit of $160,541. Diluted net earnings per share were $.05 in 1999 compared to $.03 in 1998. In the past the Company has generally manufactured customized equipment. In 1999 the Company worked on developing a line of standard products as a supplement to our custom systems. Three of the four products were introduced in January 1999. In September 1997, the Company opened a Web site, www.cvdequipment.com to support the Company's marketing program. In May 1999 the Company opened it's second web site, www.stainlessdesign.com and in November of 1999 a third wed site was added, www.equipmentconsulting.com.

  REVENUE
  An increase in volume resulted in revenue for the year being $5,295,859, which was a 74.4% increase from 1998 revenues of $3,037,259.

  The type of sales in 1999 was similar to those of 1998. The Company shipped approximately 4% to government associated entities, 15% to major colleges and universities, 4% to research laboratories and another 77% was shipped to significant Fortune 500 industrial companies.

  COSTS AND EXPENSES
  In 1999, cost of revenues as a percentage of revenues decreased to 65% from 72% in 1998. The main reason for the 7% decrease in cost of revenues as a percentage of sales was a decrease in payroll expenses prior to the adjustment for SDC. The Company averaged 51 employees in 1999 compared to 35 employees in 1998. The actual cost of revenues increased from $2,171,796 in 1998 to $3,453,307 in 1999. This increase of $1,281,511, $706,357 is attributable to increased purchases of material, a $90,959 increase in utilities, $45,540 increase in rent expense, an increase of $238,714 in salaries, and a $58,859 increase in depreciation.

  Selling and shipping expense was higher by $407,730 in 1999 compared to 1998. This mainly resulted from a $363,584 increase in salaries, a $25,840 increase in travel and increases in freight expense of $11,629.

  General and Administrative expenses rose by $507,291 in 1999 compared to 1998. This resulted mainly from a $20,937 increase in insurance, a $342,425 increase in salaries and employee benefits, an increase in consulting fees of $53,609, an increase in depreciation of $26,175, an increase in professional fees of $34,223, an increase in real estate taxes of $14,392, and a write off of bad debt of $22,410.

  Interest expense increased by $51,287 from 1998 to 1999 since the Company's average outstanding debt increased in 1999 as a result of it's mortgage of the SDC facility.

  LIQUIDITY AND CAPITAL RESOURCES
  By year-end 1999, the Company's cash position decreased to $91,714 from $127,489 at the beginning of the year. However the Company purchased $1,000,000 in securities available for sale in 1998. The Company divested itself of $650,000 in these securities during 1999. Of this, $500,000 was used for the purchase of the Saugerties facility.

  In 1999, accounts receivable increased to $1,019,771 from $347,126 in 1998 while inventory increased to $713,762 from $422,280. The increase in receivables from 1999 to 1998 is associated with an increase in revenues. The increase in inventory in 1999 was mainly due to the purchase of inventory to fill customer orders and the work in process of $286,000.

  The net cash used in investing activities increased $39,308 in 1999 mainly due to capital expenditures.

  In 2000, we expect to have sufficient cash flow from operations and do not anticipate the need to raise additional funds.


  ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  The information called for by ITEM 7 is incorporated by reference in ITEM
  13.

         13  / F-1



                           CVD EQUIPMENT CORPORATION
                                AND SUBSIDIARIES


                       CONSOLIDATED FINANCIAL STATEMENTS

                               FORM 10-KSB ITEM 7

                     Years ended December 31, 2000 and 1999

























         14  / F-2

                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page No.

  INDEPENDENT AUDITORS' REPORT ......................................  F-3


  FINANCIAL STATEMENTS:

  Consolidated balance sheets as of December 31, 2000 and 1999.......  F-4

  Consolidated statements of income and comprehensive income for the years ended December 31, 2000 and 1999................  F-5

  Consolidated statements of stockholders' equity for the years ended
       December 31, 2000 and 1999....................................  F-6

  Consolidated statements of cash flows for the years ended
       December 31, 2000 and 1999....................................  F-7

  Notes to consolidated financial statements.........................  F-8















         15  / F-3
  F-3

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
                                                 (631) 434-9500


                          INDEPENDENT AUDITORS' REPORT


  To the Board of Directors and Stockholders
  CVD Equipment Corporation
  Ronkonkoma, New York


  We have audited the accompanying consolidated balance sheets of CVD Equipment Corporation and Subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVD Equipment Corporation and Subsidiaries as of December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



  /s/ Albrecht, Viggiano, Zureck & Co.

  Hauppauge, New York
  March 10, 2001

         16 / F-4
  F-4

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

                                                                     2000            1999
                                                                 ------------    ------------
  ASSETS
  Current Assets
    Cash and cash equivalents                                    $   600,621     $    91,714
    Accounts receivable, net                                       2,002,540       1,019,771
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                     1,483,459         490,214
    Securities available-for-sale                                      -0-           297,000
    Inventories                                                      454,898         713,762
    Deferred income taxes                                              -0-            17,490
    Prepaid income taxes                                               -0-            12,812
    Other current assets                                              32,155          39,387
                                                                 ------------    ------------
                                            Total Current Assets   4,573,673       2,682,150

  Property, Plant and Equipment                                    2,258,512       2,204,644

  Deferred income Taxes                                              306,623         348,768

  Other Assets                                                       148,130         177,267
                                                                 ------------    ------------
                                                    Total Assets $ 7,286,938     $ 5,412,829
                                                                 ============    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                             $   607,777     $   171,138
    Accrued expenses                                                 685,839         284,134
    Billings in excess of costs on uncompleted contracts             146,613          67,504
    Current maturities of long-term debt                              18,135          16,936
                                                                 ------------    ------------
                                       Total Current Liabilities   1,458,364         539,712

  Long-Term Debt                                                     959,570         978,552
                                                                 ------------    ------------
                                                                   2,417,934       1,518,264
  Commitments and Contingencies
  Stockholders' Equity
    Common stock - $0.01 par value - 10,000,000 shares
      authorized; 3,000,750 and 2,918,750 shares issued
      and outstanding at December 31, 2000 and 1999, respectively     30,008          29,188
    Additional paid-in capital                                     2,848,420       2,838,990
    Retained earnings                                              1,990,576       1,061,897
    Accumulated other comprehensive income                             -0-           (35,510)
                                                                 ------------    ------------
                                      Total Stockholders' Equity   4,869,004       3,894,565
                                                                 ------------    ------------
                      Total Liabilities and Stockholders' Equity $ 7,286,938     $ 5,412,829
                                                                 ============    ============

  See notes to consolidated financial statements.

         17 / F-5
  F-5

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                     Years ended December 31, 2000 and 1999

                                                                     2000            1999
                                                                 ------------    ------------
  Revenues
    Revenue on completed contracts                               $ 6,828,603     $ 4,069,873
    Revenue on uncompleted contracts                               2,675,578       1,225,986
                                                                 ------------    ------------
                                                  Total Revenues   9,504,181       5,295,859

  Costs of Revenues
    Costs on completed contracts                                   4,479,213       2,824,775
    Costs on uncompleted contracts                                 1,330,062         628,532
                                                                 ------------    ------------
                                         Total Costs of Revenues   5,809,275       3,453,307
                                                                 ------------    ------------
                                                    Gross Profit   3,694,906       1,842,552
                                                                 ------------    ------------
  Operating Expenses
    Selling and shipping                                             566,011         566,197
    General and administrative                                     1,726,415       1,307,967
                                                                 ------------    ------------
                                        Total Operating Expenses   2,292,426       1,874,164
                                                                 ------------    ------------
                                                                   1,402,480         (31,612)
                                                                 ------------    ------------
  Other Income (Expense)
    Interest income                                                   43,667          46,231
    Interest expense                                                 (70,492)        (53,676)
    Loss on sale of securities                                       (19,500)         (4,875)
    Other income                                                      18,014           2,130
                                                                 ------------    ------------
                                    Total Other Income (Expense)     (28,311)        (10,190)
                                                                 ------------    ------------
                                      Income (Loss) Before Taxes   1,374,169         (41,802)

  Income Tax Provision (Benefit)                                     445,490        (202,343)
                                                                 ------------    ------------
                                                      Net Income     928,679         160,541
  Other Comprehensive Income, Net of Tax
    Unrealized loss on securities                                      -0-           (47,945)
                                                                 ------------    ------------
                                            Comprehensive Income $   928,679     $   112,596
                                                                 ============    ============

  Earnings Per Share
    Basic                                                        $     0.31      $     0.06
    Diluted                                                      $     0.29      $     0.05

  Weighted Average Shares
    Basic                                                         2,963,972       2,918,750
    Diluted                                                       3,183,387       2,991,083

  See notes to consolidated financial statements.

         18 / F-6
  F-6

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended December 31, 2000 and 1999

                                                                 Accumulated
                                                 Additional         Other                           Total
                                    Common          Paid-In      Comprehensive     Retained      Stockholders'
                                    Stock           Capital         Income         Earnings         Equity
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

  Other comprehensive
    income, net of tax:
      Unrealized loss on
        securities:

          Unrealized
            holding loss
             arising during
               the year                                              (51,211)                        (51,211)

          Less:
            reclassification
              adjustment for
                loss realized
                  in net income                                        3,266                           3,266
                                                                 ------------                    ------------
  Net unrealized loss                                                (47,945)                        (47,945)

  Total comprehensive
    income                                                                                           112,596

  Compensatory stock
    Options                                           54,930                                          54,930
                                 ------------    ------------    ------------    ------------    ------------
  Balance as of
    December 31, 1999            $    29,188     $ 2,838,990     $   (35,510)    $ 1,061,897     $ 3,894,565

  Net income                                                                         928,679         928,679

  Total comprehensive
    income                                                            35,510                          35,510

  Compensatory stock
    Options                              820           9,430                                          10,250
                                 ------------    ------------    ------------    ------------    ------------

  Balance as of
    December 31, 2000            $    30,008     $ 2,848,420     $     -0-       $ 1,990,576     $ 4,869,004
                                 ------------    ------------    ------------    ------------    ------------

  See notes to consolidated financial statements.

         19 / F-7
  F-7

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2000 and 1999

                                                                     2000            1999
                                                                 ------------    ------------
  Cash Flows from Operating Activities
    Net income                                                   $   928,679     $   160,541
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Deferred tax provision (benefit)                              42,145        (208,686)
        Depreciation and amortization                                269,450         232,748
        Compensatory stock options                                     -0-            54,930
        Bad debt provision                                            21,966          22,410
        Loss on sale of securities                                    19,500           4,875
        (Increase) decrease in:
          Accounts receivable                                     (1,004,735)       (695,055)
          Costs and estimated earnings in excess
            of billings on uncompleted contracts                    (993,245)        690,039
          Inventory                                                  258,864        (291,482)
          Prepaid income taxes                                        12,812          47,728
          Other current assets                                         7,232          (6,175)
          Other assets                                               (16,895)        (56,640)
        Increase (decrease) in:
          Accounts payable                                           436,639         103,982
          Accrued expenses                                           401,705         139,162
          Billings in excess of costs
            on uncompleted contracts                                  79,109          20,511
                                                                 ------------    ------------
                       Net Cash Provided By Operating Activities     463,226         218,888
                                                                 ------------    ------------

  Cash Flows from Investing Activities
    Capital expenditures                                            (277,286)     (1,574,135)
    Proceeds from sale of securities                                 330,500         645,125
                                                                 ------------    ------------
                Net Cash Provided (Used) In Investing Activities      53,214        (929,010)
                                                                 ------------    ------------
  Cash Flows from Financing Activities
    Proceeds from the exercise of options                             10,250           -0-
    Payments on short-term debt                                        -0-          (300,000)
    Proceeds from long-term debt                                       -0-           986,400
    Payments of long-term debt                                       (17,783)        (12,053)
                                                                 ------------    ------------
                Net Cash (Used) Provided By Financing Activities      (7,533)        674,347
                                                                 ------------    ------------
            Net Increase (Decrease) in Cash and Cash Equivalents     508,907         (35,775)

  Cash and Cash Equivalents at Beginning of Year                      91,714         127,489
                                                                 ------------    ------------
                        Cash and Cash Equivalents at End of Year $   600,621     $    91,714
                                                                 ============    ============

  See notes to consolidated financial statements.

         20 / F-8
  F-8

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

  Note 1 - Summary of Significant Accounting Policies

  Description of Business

  CVD Equipment Corporation and Subsidiaries (the Company), a New York corporation, was organized and commenced operations in October 1982. Principal business activities include the manufacturing of chemical vapor deposition equipment, customized gas control systems, and hydrogen annealing and brazing furnaces, all of which are used primarily to produce semiconductors and other electronic components. The Company engages in business throughout the United States and the world.

  Basis of Consolidation

  The consolidated financial statements include the accounts of CVD Equipment Corporation and its wholly-owned subsidiaries. In December 1998, a new subsidiary, Stainless Design Concepts, Ltd., was formed as a New York corporation. In April 1999, this subsidiary was merged into CVD Equipment Corporation. The Company had one subsidiary, CVD Materials Corporation as of December 31, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

         21 / F-9
  F-9

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

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

  Software Capitalization

  In 1998, the Company adopted Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs totaled $27,853 and $11,957 for the years ended December 31, 2000 and 1999, respectively, and are included in Other Assets. All software is amortized straight-line over three years. Amortization expense related to software totaled $20,731 and $16,320 for the years ended December 31, 2000 and 1999, respectively.

  Intangible Assets

  In December 1998, the Company paid $15,000 for the right to use the trade name, "Stainless Design". This amount is included in Other Assets and amortized straight-line over ten years. Also in December 1998, the Company purchased engineering drawings for $25,000, which is included in Other Assets and amortized straight-line over 15 years. As of December 31, 1999 and 1998, the Company recorded in Other Assets a license agreement costing $10,000. The license agreement is being amortized over its life of 5 years. Amortization expense recorded by the Company in 2000 and 1999 for these intangibles totaled $5,212.
         22 / F-10
  F-10

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

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

  Bad Debts

  Accounts receivable are presented net of an allowance for doubtful accounts of $21,966 and $22,410 as of December 31, 2000 and 1999, respectively. The allowance is based on prior experience and management's evaluation of the collectibility of accounts receivable. Management believes the allowance is adequate. However, further additions may be necessary based on changes in economic conditions.

  Product Warranty

  The Company records warranty costs as incurred and does not provide for possible future costs. Management estimates such costs to be insignificant based on prior experience. However, it is reasonably possible that this estimate may change in the future.

  Advertising Costs

  The Company expenses advertising costs which are not expected to benefit future periods. Advertising expenses included in selling and shipping expenses were $1,938 and $3,796 in 2000 and 1999, respectively. As of December 31, 2000 and 1999, the Company's capitalized advertising costs included in Other Assets totaled $62,681 and $59,566, respectively, to develop a web site and to print brochures expected to be used in the future. Capitalized advertising costs are amortized straight-line over three years. Amortization expense related to advertising costs totaled $19,855 and $9,554 in 2000 and 1999, respectively.
         23 / F-11
  F-11

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

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

  A reconciliation of the weighted-average number of common shares outstanding used in the calculations of basic and diluted earnings per share follows.

                                             2000                              1999
                                     Basic         Dilutive            Basic         Dilutive
                                 ------------    ------------      ------------    ------------
  Weighted-average number of
    common shares outstanding      2,963,972       2,963,972         2,918,750       2,918,750
                                 ============                      ============

  Dilutive options to purchase
    common shares outstanding                        219,802                            72,333
                                                 ------------                      ------------
                                                   3,183,387                         2,991,083
                                                 ============                      ============

  The effects of 52,500 options granted in 1999 at an exercise price $1.00 were not included in the computation of diluted earnings per share for the year ended December 31, 1999 because they are anti-dilutive. The effects of 3,500 options granted in 2000 at an exercise price of $3.25 were not included in the computation of diluted earnings per share for the year ended December 31, 2000 because they are anti-dilutive.

  Cash and Cash Equivalents

  The Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

  The Company places most of temporary cash investments with one financial institution and normally exceeds the FDIC limit. The Company has not experienced any losses to date resulting from this policy.

  Fair Value of Financial Instruments

  The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses, approximate fair value due to the relatively short maturity of these instruments. The fair value of securities available-for-sale is estimated based on quoted market prices. The carrying value of long-term debt approximates fair value based on borrowing rates currently available for loans with similar terms and maturities.
         24 / F-12
  F-12
                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

  Note 1 - Summary of Significant Accounting Policies (continued)

  Stock-Based Compensation

  The Company accounts for stock options as prescribed by Accounting Principles Board Opinion No. 25 and includes pro forma information in the stock-based compensation footnote, as permitted by Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Accordingly, no compensation cost is recognized for stock options granted in 2000 and 1999 since the option exercise price is not less than the market price of the underlying stock on the date of grant. In 1999, compensation cost is recognized for stock options granted to Directors before December 15, 1998 based upon the fair market value of the options granted. In 1999, compensation cost is also recognized for stock options granted to the President before December 15, 1998 at an exercise price less than the market price of the underlying stock on the date of the grant.

  Note 2- Supplemental Cash Flow Information
                                                              2000            1999
                                                          ------------    ------------
  Cash paid (received) during the year for:
    Income taxes, net of refunds                          $      (794)    $   (41,384)
    Interest                                                   70,492           9,682

  Noncash investing activities:
    Unrealized gains (losses) on securities, net of tax   $     -0-       $   (47,945)

  Note 3 - Uncompleted Contracts

  Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:
                                                              2000            1999
                                                          ------------    ------------
      Costs incurred on uncompleted contracts             $ 1,330,062     $   628,532
      Estimated earnings                                    1,633,470         606,011
                                                          ------------    ------------
                                                            2,963,532       1,234,543
      Billings to date                                     (1,626,686)       (811,833)
                                                          ------------    ------------
                                                          $ 1,336,846     $   422,710
      Included in accompanying balance sheets
        under the following captions:

        Costs and estimated earnings in excess
          of billings on uncompleted contracts            $ 1,483,459     $   490,214
        Billings in excess of costs and estimated
          earnings on uncompleted contracts                  (146,613)        (67,504)
                                                          ------------    ------------
                                                          $ 1,336,846     $   422,710
                                                          ============    ============

         25 F-13
  F-13
                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

  Note 4 - Securities Available-For-Sale

  Securities available-for-sale consist of the following:
                                                              2000            1999
                                                          ------------    ------------
  Corporate preferred bonds:
    Maturing in 2038                                      $     -0-       $   350,000
    Cost                                                  $     -0-       $   350,000
                                                          ------------    ------------
        Fair value                                        $     -0-       $   297,000

  At December 31, 1999, corporate preferred bonds have been categorized as available-for-sale and stated at fair value. The Company recorded an unrealized holding loss of $51,211 for the year December 31, 1999, which is shown net of a deferred tax asset of $17,490 in accumulated other comprehensive income. All bonds were sold during 2000.

  Note 5 - Inventory

  Inventories consist of the following:
                                                              2000            1999
                                                          ------------    ------------
    Raw materials                                         $    80,619     $   119,074
    Work-in-process                                           186,031         286,292
    Finished goods                                            188,248         308,396
                                                          ------------    ------------
                                                          $   454,898     $   713,762
                                                          ============    ============

  Note 6 - Property, Plant and Equipment

  Major classes of property, plant and equipment consist of the following:
                                                              2000            1999
                                                          ------------    ------------
      Land                                                $    61,620     $    61,620
      Buildings                                             1,463,551       1,463,551
      Machinery and equipment                                 819,523         633,744
      Capitalized labor and overhead                          753,239         753,239
      Furniture and fixtures                                  157,472         156,283
      Computer equipment                                      149,001         108,136
      Transportation equipment                                 99,266          50,750
      Leasehold improvements                                   47,222          46,285
                                                          ------------    ------------
                                                            3,550,894       3,273,608
      Accumulated depreciation and amortization            (1,292,382)     (1,068,964)
                                                          ------------    ------------
                                                          $ 2,258,512     $ 2,204,644
                                                          ============    ============

      Depreciation and amortization expense               $   223,418     $   201,662
                                                          ============    ============

         26 / F-14
  F-14
                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

  Note 7 - Short-Term Borrowings

  The Company has a line of credit facility with a bank which allows the Company to borrow up to $500,000 until June 1, 2001. Interest is payable on any unpaid principal balance at the bank's prime rate plus 0.75%.
  Borrowings are collateralized by the Company's assets. As of December 31, 2000 and 1999, no amounts were outstanding on this facility.

  Note 8 - Long-Term Debt

  Long-term debt consists of the following:
                                                              2000            1999
                                                          ------------    ------------

  KIDCO REALTY CORP.
       $900,000 purchase money mortgage secured by real
       property, building and improvements in
       Saugerties, New York; payable in equal monthly
       installments of $5,988, including interest at 7%
       per annum; entire principal comes due on May 1,
       2009.
                                                          $   884,399     $   893,977

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
                                                               82,112          85,198

  NISSAN MOTOR ACCEPTANCE CORP.
       Collateralized by a lien on the Company's
       automobile; payable in 60 monthly installments
       of $495 including interest of 5.9% per annum;
       final payment due February 5, 2003.
                                                               11,194          16,313
                                                          ------------    ------------
                                                              977,705         995,488
       Less:  Current maturities                               18,135          16,936
                                                          ------------    ------------
                                                          $   959,750     $   978,552
                                                          ============    ============

  Future maturities of long-term debt are as follows:
                    2001     $    18,135
                    2002          20,372
                    2003          16,768
                    2004          17,105
                    2005          18,403
        2006 to maturity         886,922
                             ------------
                             $   977,705

         27 / F-15
  F-15
                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
  Note 9 - Income Taxes

  The provision (benefit) for income taxes include the following:
                                                      2000            1999
                                                  ------------    ------------
          Current:
              Federal                             $   375,268     $     5,265
              State                                    28,077           1,078
                                                  ------------    ------------
                          Total current provision     403,345           6,343
                                                  ------------    ------------
          Deferred:
              Federal                                  28,793         (17,176)
              State                                    13,352        (191,510)
                                                  ------------    ------------
               Total deferred provision (benefit)      42,145        (208,686)
                                                  ------------    ------------
                                                  $   445,490     $  (202,343)
                                                  ============    ============

  The Company has a state investment tax credit carryforward of $112,892 that may be offset against future state tax liabilities through the year 2015 and other state tax credits totaling $202,619 which may be carried forward indefinitely.

  The difference between the provision for income taxes at the Company's effective income tax rate and the federal statutory rate of 34% is as follows:
                                                      2000            1999
                                                  ------------    ------------
          Income taxes at statutory rate          $   467,217     $   (14,213)
          State taxes                                  21,512           1,635
          Investment tax credits and other            (43,239)       (189,765)
                                                  ------------    ------------
             Provision (Benefit) for Income Taxes $   445,490     $  (202,343)
                                                  ============    ============

  The tax effects of temporary differences giving rise to significant portions of deferred taxes are as follows:
                                                      2000            1999
                                                  ------------    ------------
          Allowance for doubtful accounts         $     8,566     $     4,482
          Inventory capitalization                     17,081          13,743
          Capital loss carryforward                     -0-             1,306
          Compensatory stock options                      523          10,986
          Depreciation and amortization               (35,058)         (2,124)
          Investment tax credit                       315,511         320,375
                                                  ------------    ------------
                               Deferred Tax Asset $   306,623     $   348,768
                                                  ============    ============

         28 / F-16
  F-16
                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

  Note 10 - Stock-Based Compensation

  On June 15, 1989, the Company instituted a non-qualified stock option plan (the "Plan"). In connection therewith, 700,000 shares of the Company's common stock are reserved for issuance pursuant to options that may be granted under the Plan through June 3, 2004. On June 3, 1996, the Company issued 84,000 options which expire ten years from the date of grant. None of these options were exercisable until June 3, 1999. The option price was less than the fair market value per share on the date the 1996 options were granted. On April 15, 1998, 140,000 options were granted to employees under this Plan. Options granted in 1998 vest straight-line over a four-year period following the date of grant and expire five years after the date of grant. On July 16, 1999, 52,500 options were granted to employees under this Plan. Options granted in 1999 vest incrementally over a four-year period following the date of grant and expire seven years after the date of grant. On February 2, 2000, 242,000 options were granted to employees under this plan. On May 7, 2000 and August 8, 2000, a total of 80,000 options were granted to employees. On October 26, 2000, 3,500 options were granted to employees. All options vest over a four-year period. All options granted in 2000 expire seven years after the date of grant. The option price for options granted in 1999 and 2000 is an amount per share of not less than the fair market value per share on the date the option is granted.

  A summary of stock option activity related to the Company's Plan is as follows:
                                    Beginning       Granted       Exercised       Canceled        Ending
                                     Balance         During         During         During        Balance
                                   Outstanding       Period         Period         Period      Outstanding    Exercisable
                                   -----------    -----------    -----------    -----------    -----------    -----------
  Year ended December 31, 1999
    Number of shares                  224,000         52,500          -0-           10,000        266,500        116,500
    Weighted average exercise price
      per share                    $    0.99      $    1.00      $    -0-       $    1.51      $    0.97      $    0.51
  Year ended December 31, 2000
    Number of shares                  266,500        325,500         82,000          -0-          510,000         72,250
    Weighted average exercise price
      per share                    $    0.97      $    0.67      $    0.125     $    -0-       $    1.65      $    1.43

  The weighted-average per share fair value of the options granted during 2000 and 1999 was estimated as $1.37 and $0.23, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                          2000            1999
                                      ------------    ------------
      Risk-free interest rate           5.74-6.52%           5.50%
      Expected option life                 7 years         7 years
      Expected volatility                      80%             30%
      Expected dividend yield                   0%              0%

         29 / F-17
  F-17

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

  Note 10 - Stock-Based Compensation (continued)

  The following table summarizes information about the options at December 31, 2000:

                              Options Outstanding                            Options Exercisable
        ------------------------------------------------------------    ----------------------------
                                           Weighted        Weighted                       Weighted
                                           Average         Average                        Average
          Exercise         Number         Remaining      Exercisable       Number       Exercisable
           Price         Outstanding         Life           Price        Exercisable       Price
        -------------    ------------    ------------    -----------    ------------    ------------
        $0.13 - $1.00        54,500       5.55 years     $   0.97            7,250      $    0.76
        $1.51 - $1.75       372,000       4.76 years     $   1.67           65,000      $    1.51
        $2.00 - $2.75        80,000       6.47 years     $   2.00            -0-        $    2.00
        $3.00 - $3.25         3,500       6.50 years     $   3.25            -0-        $    3.25

  Had compensation expense for the Company's stock-based compensation plan been determined consistent with SFAS 123, net income and earnings per share would be decreased to the pro forma amounts indicated below:

                                              2000
                                          ------------
      Net income
          As reported                     $   928,679
          Pro forma                           895,118

      Earnings per share - basic
          As reported                     $     0.31
          Pro forma                             0.30

      Earnings per share - diluted
          As reported                     $     0.29
          Pro forma                             0.28

  Note 11 - 401(k) Plan

  On August 1, 1998, the Company adopted a 401(k) Plan for the benefit of all eligible employees. All employees as of the effective date of the 401(k) Plan became eligible. An employee who became employed after August 1, 1998, would become a participant after three months of continuous service.

  Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are optional. During the year ended December 31, 2000 and 1999, the Company incurred 401(k) administrative costs totaling $1,990 and $1,944, respectively. No employer contribution has been made for 2000 and 1999.

         30 / F-18
  F-18
                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

  Note 12 - Concentration of Credit Risk

  Significant Customers

  The Company's sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology. In 2000 and 1999, the Company had one significant customer, which represented approximately 10% and 13%, respectively, of sales and 71% of the total accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 1999. The Company had a second significant customer, which represented approximately 10% of sales in 2000, and a different major customer which represented approximately 14% of sales in 1999. No one customer was considered significant to accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 2000.

  Export Sales

  Export sales to unaffiliated customers represented approximately 3% and 12% of sales for the years ended December 31, 2000 and 1999, respectively. Export sales in 2000 and 1999 were primarily to customers in Asia. All contracts are denominated in U.S. dollars. The Company does not enter into any foreign exchange contracts.

  Note 13 - Related Party Transactions

  The general counsel for the Company is also a director. The Company incurred legal fees for his professional services of approximately $26,000 and $20,000 for the years ended December 31, 2000 and 1999, respectively. As of December 31, 2000 and 1999, the Company owed the general counsel $26,000 and $20,000, respectively.

  Note 14 - Segment Reporting

  In 1999, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. As a result, Stainless Design Concepts ("SDC"), which was a subsidiary of the Company as of December 31, 1998, operated as a segment of the Company as of December 31, 1999. SDC is the Company's ultra-high purity manufacturing division in Saugerties, New York. In November 1999, a new division called Equipment Consulting Services (ECS) was formed. Operations commenced in January 2000. ECS is the Company's equipment refurbishing division located in Saugerties, New York. The accounting policies of SDC and ECS are the same as those described in the summary of significant accounting policies (see Note 1). The Company evaluates performance based on several factors, of which the primary financial measure is earnings before taxes. The following table presents certain information regarding the Company's segments at December 31, 2000 and for the year then ended:

                                     CVD              SDC             ECS        Eliminations    Consolidated
                                 ------------    ------------    ------------    ------------    ------------
  Assets                         $ 5,881,800     $ 3,097,070     $   320,309     $(2,012,241)    $ 7,286,938
                                 ============    ============    ============    ============    ============
  Revenues                       $ 5,244,358     $ 4,396,850     $    99,545     $  (236,572)    $ 9,504,181
  Interest income                     41,350           2,317           -0-             -0-            43,667
  Interest expense                       988          69,504           -0-             -0-            70,492
  Depreciation and amortization      144,998         124,452           -0-             -0-           269,450
  Capital expenditures               205,191          72,095           -0-             -0-           277,286
  Pretax earnings (loss)           1,346,371         255,987        (228,189)          -0-         1,374,169
                                 ============    ============    ============    ============    ============

         31 / F-19
  F-19
                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

  Note 15 - Commitments and Contingencies

  Leases

  The Company rents its headquarters and operations in Ronkonkoma, New York under a lease expiring on July 31, 2006. Minimum future rental commitments are as follows:

                Year ending December 31, 2001         $   137,588
                                         2002             144,000
                                         2003             145,800
                                         2004             150,170
                                         2005             154,665
                                   Thereafter              91,777
                                                      ------------
                                                      $   824,000
                                                      ============

  Rental expense under the above operating lease totaled $130,751 and $126,942 for 2000 and 1999, respectively.

         32 / S-1

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

         33 / S-2
  S-2
  A L B R E C H T ,  V I G G I A N O ,  Z U R E C K
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
                                                 (631) 434-9500

           INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION



  To the Board of Directors and Stockholders
  CVD Equipment Corporation
  Ronkonkoma, New York


  We have audited and reported separately herein on the consolidated financial statements of CVD Equipment Corporation and subsidiaries (the Company) as of and for the years ended December 31, 2000 and 1999.

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




  /s/ Albrecht, Viggiano, Zureck & Co.

  Hauppauge, New York
  March 10, 2001
         34 / S-3
  S-3

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                            FORM 10-KSB, SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                     Years ended December 31, 2000 and 1999


                                                                   Additions
                                                          ----------------------------
                                           Balance at     (1) Charged     (2) Charged                       Balance
                                           Beginning      to Costs and      to Other                         at End
         Deducted from Assets              of Period        Expenses        Accounts       Deductions      of Period
  ------------------------------------    ------------    ------------    ------------    ------------    ------------
  Allowance for net unrealized gains
    (losses) on securities:
       Year ended December 31, 2000       $   (53,000)    $               $               $    53,000     $     -0-

       Year ended December 31, 1999            18,340           -0-             -0-           (71,340)        (53,000)

  Allowance for doubtful accounts:
       Year ended December 31, 2000            22,410                                            (444)         21,966

       Year ended December 31, 1999             -0-            22,410           -0-             -0-            22,410


         35 / S-4
  S-4

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                           FORM 10-KSB, SCHEDULE III
           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                     Years ended December 31, 2000 and 1999

               Col. A                        Col. B          Col. C                  Col. D                  Col. E
  ------------------------------------    ------------    ------------    ------------    ------------    ------------
                                                                                   Deductions
                                                                          ----------------------------
                                           Balance at                        (1)            (2)            Balance at
                                           Beginning                        Amounts        Amounts           End of
           Name of Debtor                  of Period       Additions       Collected      Written off        Period
  ------------------------------------    ------------    ------------    ------------    ------------    ------------
    Year ended December 31, 2000          $     -0-       $     -0-       $     -0-       $     -0-       $     -0-

    Year ended December 31, 1999          $     -0-       $     -0-       $     -0-       $     -0-       $     -0-

         36 / S-5
  S-5

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                            FORM 10-KSB, SCHEDULE IV
                         PROPERTY, PLANT AND EQUIPMENT
                     Years ended December 31, 2000 and 1999

               Col. A                        Col. B          Col. C          Col. D          Col. E
  ------------------------------------    ------------    ------------    ------------    ------------
                                           Balance at                        Other         Balance at
                                           Beginning       Additions       Changes -         End of
            Description                    of Period        at Cost       Add (Deduct)       Period
  ------------------------------------    ------------    ------------    ------------    ------------
    2000:
      Land                                $    61,620                                     $    61,620
      Building                              1,463,551                                       1,463,551
      Machinery and equipment                 633,744     $   193,779     $    (8,000)        819,523
      Capitalized labor and overhead          753,239                                         753,239
      Furniture and fixtures                  156,283           1,189                         157,472
      Computer equipment                      108,136          40,865                         149,001
      Transportation equipment                 50,750          48,516                          99,266
      Leasehold improvements                   46,285             937                          47,222
                                          ------------    ------------    ------------    ------------
                                          $ 3,273,608     $   285,286     $    (8,000)    $ 3,550,894
                                          ============    ============    ============    ============

    1999:
      Land                                $     -0-       $    61,620                     $    61,620
      Building                                  -0-         1,463,551                       1,463,551
      Machinery and equipment                 636,880           1,164     $    (4,300)        633,744
      Capitalized labor and overhead        1,032,772                        (279,533)        753,239
      Furniture and fixtures                  152,216           4,067                         156,283
      Computer equipment                       90,655          17,481                         108,136
      Transportation equipment                 50,750                                          50,750
      Leasehold improvements                   15,733          30,552                          46,285
                                          ------------    ------------    ------------    ------------
                                          $ 1,979,006     $ 1,578,435     $  (283,833)    $ 3,273,608
                                          ============    ============    ============    ============

         37 / S-6
  S-6

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                            FORM 10-KSB, SCHEDULE V
   ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                     Years ended December 31, 2000 and 1999

               Col. A                        Col. B          Col. C          Col. D          Col. E
  ------------------------------------    ------------    ------------    ------------    ------------
                                                           Additions
                                           Balance at      Charged to        Other         Balance at
                                           Beginning       Costs and       Changes -         End of
            Description                    of Period        Expenses      Add (Deduct)       Period
  ------------------------------------    ------------    ------------    ------------    ------------
    2000:
      Building                            $    18,764     $    37,527                     $    56,291
      Machinery, equipment and
        capitalized labor and overhead        798,222         140,861                         939,083
      Furniture and fixtures                  132,637           3,923                         136,560
      Computer equipment                       64,493          20,056                          84,549
      Transportation equipment                 37,654          16,817                          54,471
      Leasehold improvements                   17,194           4,234                          21,428
                                          ------------    ------------    ------------    ------------
                                          $ 1,068,964     $   223,418     $               $ 1,292,382
                                          ============    ============    ============    ============
    1999:
      Building                            $     -0-       $    18,764                     $    18,764
      Machinery, equipment and
        capitalized labor and overhead        927,577         150,178     $  (279,533)        798,222
      Furniture and fixtures                  128,913           3,724                         132,637
      Computer equipment                       48,415          16,078                          64,493
      Transportation equipment                 28,923           8,731                          37,654
      Leasehold improvements                   13,007           4,187                          17,194
                                          ------------    ------------    ------------    ------------
                                          $ 1,146,835     $   201,662     $  (279,533)    $ 1,068,964
                                          ============    ============    ============    ============

         38 / S-7
  S-7

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                            FORM 10-KSB, SCHEDULE VI
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                     Years ended December 31, 2000 and 1999


                    Col A.                               Col. B
       -------------------------------        -------------------------------
                                               Charges to Costs and Expenses
                                              -------------------------------
         Item                                      2000            1999
       --------                                ------------    ------------
    1. Amortization of software, advertising
        costs and other intangible assets      $    46,032     $    31,086

                                    PART III
  ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following sets forth, with respect to each officer and/or director, his/her age, present position with the Company, principal occupation during the past five years, other directorships, if any, and the year he/she first became an officer and/or a director of the Company.
                                                                  Officer/
                                          Position with           Director
  Name of Officer/Director    Age         the Company              Since
  ------------------------   -----   -------------------------   ---------
  Leonard A. Rosenbaum         55     President and                 1982
                                      Chief Executive Officer
  Alan H. Temple, Jr.          67     None                          1986
  Mitchell Drucker             52     Chief Financial Officer       1999
  Sharon Canese                40     Secretary                     1998
  Martin J. Teitelbaum         51     Assistant Secretary           1985
  Conrad Gunther               52     None                          2000

  Leonard A. Rosenbaum founded the Company in October 1982 and has been its President, Chief Executive Officer and a Director since that date. From 1971 until the time of his affiliation with the Company in 1982, Mr. Rosenbaum was President, a Director and principal stockholder of Nav-Tec Industries, a manufacturer of semiconductor processing equipment similar to the type of equipment presently manufactured by the Company. Nav-Tec Industries suspended operations, as related to the type of equipment presently manufactured by the Company, in 1984. From 1966 through 1971, Mr. Rosenbaum was employed by a division of General Instrument, a manufacturer of semiconductor materials and equipment.

  Alan H. Temple, Jr. has been President, since 1977, of Harrison Homes, Inc. Pittsford, NY, a building and consulting firm.

  Mitchell Drucker joined the Company on April 19,1999. Prior to joining the CVD, Mr. Drucker was General Manager of Infoserve Corporation for a period of 11 years. Mr. Drucker also held the position of Vice President of Bankers Trust Company from 1976-1984. In addition, Mr. Drucker has had a variety of engagements in the manufacturing and consulting arena.

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

  Conrad Gunther was elected to the Board of Directors at the Annual meeting in 2000. Mr. Gunther is president of C J Gunther & Associates. He is also a Managing Director of the Allied Group. Mr. Gunther also held the position of EVP & COO of North Fork Bancorporation. In addition, Mr. Gunther previously held the position of EVP and Division Manager of European American Bancorp.

  All directors hold office until the next annual meeting of stockholders of the Company or until their successors are elected and qualify.

  The Board of Directors met three times in the year 2000. Mr. Rosenbaum, Mr. Temple, Mrs. Canese, Mr. Teitelbaum and Mr. Gunther attended all meetings.

  ITEM 10.        EXECUTIVE COMPENSATION
  Remuneration
  The following table sets forth certain information as to each of the Company's most highly compensated executive officers whose cash compensation exceeded $100,000.

  SUMMARY COMPENSATION TABLE
      Name and Principal                      Annual        Stock Options
        Position                   Year     Compensation       Granted
  ----------------------------    ------    ------------    -------------
   Leonard A. Rosenbaum            2000     $   170,434         10,000
   President and Chief             1999     $   163,742          -0-
   Executive Officer               1998     $   163,742          -0-

  The Company owns life insurance on the life of Leonard A. Rosenbaum in the amount of $2,000,000. The Company is the sole beneficiary of said policy.

  In June 1989, the shareholders approved a non-qualified stock option plan covering key employees, officers and directors. Options will be awarded by the Board of Directors or by a committee appointed by the board.

  Under the plan an aggregate of 700,000 shares of common stock, $.01 par value of the Company are reserved for issuance or transfer upon the exercise of options which are granted. Unless otherwise provided in the Option Agreement, an option granted under the plan shall become exercisable in 25% installments commencing one year from the anniversary date of the grant.
  The purchase price of the Common Stock under each option shall be no lower than the average bid price per share, calculated on a monthly basis, that the Common Stock (as reported by Nasdaq) traded during the calendar year immediately preceding the year in which the option is granted. The stock options generally expire five years after the date of grant. The stock option plan shall terminate on June 30, 2004.

  In 1996 a total of 84,000 options were granted which did not vest until 1999 at which time they vested 100%. In 1998, 140,000 options were granted to employees other than executive officers or directors. The options vest at 25% per year starting in 1999. In 1999 a total of 52,500 options were granted to employees other than executive officers or directors. The options vest at varying rates starting in 2000. In 2000 a total of 325,500 options were granted to employees, executive officers and directors. These options vest at varying rates. To date 82,250 options have been exercised under this plan.

  Other than the one non-qualified stock option plan, the Company has no pension or profit sharing plan or other contingent forms of remuneration.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
  Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of any class of the Company's voting shares on March 1, 2001:

                                          Amount & Nature
  Title Of     Name and Address Of         Of Beneficial     Percentage
  Class         Beneficial Owner             Ownership        of Class
  --------    -----------------------    -----------------    --------
  Common      Leonard A. Rosenbaum         1,300,450  (1)       43.3%
  Stock       1881 Lakeland Avenue
              Ronkonkoma, NY 11779
  Common      Alan H. Temple Jr.            192,000              6.4%
  Stock       10 Harrison Circle
              Pittsford, NY 14534

  SECURITY OWNERSHIP OF MANAGEMENT
  The following table sets forth as of March 1, 2001, information concerning the beneficial ownership of each class of equity security by each director and all directors and officers of the Company as a group:

                                          Amount & Nature
  Title Of     Name and Address Of         Of Beneficial     Percentage
  Class         Beneficial Owner             Ownership        of Class
  --------    -----------------------    -----------------    --------
  Common      Leonard A. Rosenbaum         1,300,450  (1)       43.3%
  Stock       1881 Lakeland Avenue
              Ronkonkoma, NY 11779
  Common      Martin J. Teitelbaum            26,000  (2)         *
  Stock       329 Middle Country Road
              Smithtown, NY 11787
  Common      Alan H. Temple, Jr.            192,000  (3)        6.4%
  Stock       10 Harrison Circle
              Pittsford, NY 14534
  Common      Mitchell Drucker                23,900  (1)         *
  Stock       42 Blackmore Lane
              East Islip, NY 11730
  Common      All Directors and Officers   1,542,350            51.4%
  Stock       as a group (four persons)

  * Less than 1%
  (1) Except as noted, all shares are beneficially owned, and the sole voting and investment power is held by the persons named.
  (2) Shares are held by Mr. Teitelbaum's wife and beneficial ownership thereof is disclaimed by Mr. Teitelbaum.
  (3) Includes and aggregate of 21,000 shares held by Mr. Temple's wife, as to which he disclaims beneficial interest.

  CHANGES IN CONTROL
  The Company knows of no contractual arrangements that may at a subsequent date result in a change of Company control.

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  During 2000, the Company incurred approximately $26,000 in legal fees to Martin J. Teitelbaum a director of the Company and principal attorney for the law offices of Martin J. Teitelbaum.

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

            The following financial statements of CVD Equipment Corporation are included in Part II, Item 7:

            Report of Independent Certified Public Accountants........  F-3
            Balance Sheets - December 31, 2000 and 1999...............  F-4
            Statements of Income and Comprehensive Income
                 Years Ended December 31, 2000 and 1999...............  F-5
            Statements of Stockholders Equity.........................  F-6
            Statements of Cash Flows
                 Years Ended December 31, 2000 and 1999...............  F-7
            Notes to the Financial Statements.......................  F-8-F-17

  3.  Financial Statement Schedules
            Report of Independent Certified Public Accountants........  S-2
            Schedules:
       II.  Valuation and Qualifying Accounts.........................  S-3
       III. Amounts receivable from Related Parties and Underwriters,
            Promoters, and Employees other than Related Parties,......  S-4
       IV.  Property, Plant and Equipment.............................  S-5
       V.   Accumulated depreciation and amortization of Property,
            Plant and Equipment.......................................  S-6
       VI.  Supplementary Income Statement Information................  S-7
            All other schedules are omitted because they are not applicable, or not required, or because information is included in the consolidated financial statements or notes thereto.

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



  /s/ Albrecht, Viggiano, Zureck & Co.

  Hauppauge, New York
  March 27, 2001

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March 2001.

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


  /s/ Conrad Gunther          Director
  Conrad Gunther