Form 10QSB
period 2001-03-31
CVD EQUIPMENT CORP
filed 2001-05-11
CIK 766792

                     US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

  (Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended  ___3-31-01____

  (  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE EXCHANGE ACT
       For the transition period from   _________________to_________________

       Commission file number _____________2-97210-NY_______________________

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

       3,008,000 SHARES OF COMMON STOCK, $.01 PAR VALUE AS OF 5-11-01

                           CVD EQUIPMENT CORPORATION
                          NOTE TO FINANCIAL STATEMENTS
                             FOR THE QUARTER ENDING
                                 MARCH 31, 2001

                         BASIS OF FINANCIAL STATEMENTS



  The financial data is subject to year end audit and does not claim to be a complete presentation since note disclosure under generally accepted accounting procedures is not included. Note disclosures required under generally accepted accounting procedures are included in the Company's audited financial statements filed as part of Form 10-KSB for the year ended December 31, 2000. Form 10-QSB should be read in conjunction with these financial statements.

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

  REVENUE RECOGNITION
  CVD recognizes and identifies on its financial statements revenue on a percent complete methodology for contracts falling under SOP 81-1 and recognizes revenues on a completed contract methodology for contracts falling under SAB 101. CVD feels this is the most accurate and consistent with the requirements of the two regulations.

                       MANAGEMENT'S DISCUSSION CONTINUED

  MARKETING
  Our marketing efforts continue to be productive and our quotation activity remains strong. CVD continues to work at expanding its product offerings as well as exploring new market segment opportunities.

  In 2000, the semiconductor industry grew at an unprecedented rate. New end products and a drive to manufacture smaller chips on larger wafers, reducing manufacturing costs fueled growth. The semiconductor industry however is
  historically cyclic in nature and has now slowed.   CVD believes that it has
  structured itself with our three divisions to partially compensate for this cyclic nature and smooth out the ups and downs. The CVD division deals with large capital equipment, which sometimes suffers in a down cycle. However, the CVD division also sells to research facilities and universities that are not normally influenced in a significant way during a slow market. The SDC division supplies Gas and Chemical Delivery Systems, which can be impacted during a down market. However, the field service group within that division, usually adds significant field service work in a down market. And finally, the ECS division is usually impacted in a positive fashion in a down market, as customers look to refurbished equipment as an alternate way to enhance their productivity.

           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 2001

  REVENUE
  An increase in volume resulted in first quarter 2001 revenue being $3,474,816, a 96% increase from first quarter 2000 revenue of $1,775,430.

  COSTS AND EXPENSES
  The cost of revenue increased to $2,192,681 in the first quarter of 2001 as compared to $1,203,911 in the first quarter of 2000. Of this $988,770 increase, approximately $710,000 is attributed to material, $28,000 to manufacturing supplies, $11,500 to freight in and $207,000 to salaries.

  Selling and shipping expenses increased to $186,123 in the first quarter of 2001 from $122,402 in the first quarter of 2000. Of this $63,721 increase, approximately $15,000 is attributed to salaries, $27,000 to commissions, $9,000 to advertising and $9,000 to freight expense.

  General and Administrative expenses increased to $497,273 in the first quarter of 2001 from $345,652 in the first quarter of 2000. Of this $151,621 increase, approximately $23,000 is attributed to legal fees, $61,000 to salaries, $8,000 to consultants and $32,000 to bad debt.

  Interest expense decreased by $654 from $17,972 for the first quarter 2000 to $17,318 for the first quarter 2001, because the company's average outstanding debt decreased.

  Interest income decreased by $5,572 from $10,798 first quarter 2000 to $5,226 first quarter 2001, because the company sold some investments.


  LIQUIDITY AND CAPITAL RESOURCES
  By the end of the first quarter of 2001, the Company's cash position decreased to $241,776 from $600,621 at the beginning of the year. The decrease in cash is largely attributed to tax payments made for year end tax liabilities of $396,000.

  At the end of first quarter of 2001, the Company's account receivable position increased to $2,415,141 from $ 2,002,540 at the beginning of the year. This increase was attributable to timing of customer payments and billings.

  At the close of the first quarter of 2001, the Company's backlog decreased to $4,629,565 from $5,508,802 at the beginning of the quarter. This decrease is attributed to an increase in shipments.

                                                 CVD EQUIPMENT CORPORATION
                                                       BALANCE SHEETS
                                                       MARCH 31, 2001



                                                                 MARCH 31      DECEMBER 31
                                                                   2001            2000
                                                               (UNAUDITED)      (AUDITED)
                                                               ------------    ------------
  ASSETS
  CURRENT ASSETS
    CASH AND CASH EQUIVALENTS                                  $   241,776     $   600,621
    ACCOUNTS RECEIVABLE                                          2,415,141       2,002,540
    COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS          1,523,485       1,483,459
    INVENTORY                                                      467,931         454,898
    OTHER CURRENT ASSETS                                            31,434          32,155
                                                               ------------    ------------
       TOTAL CURRENT ASSETS                                      4,679,767       4,573,673
  PROPERTY, PLANT AND EQUIPMENT                                  2,221,411       2,258,512
  DEFERRED TAX ASSET                                               238,349         306,623
  OTHER ASSETS                                                     143,668         148,130
                                                               ------------    ------------
       TOTAL ASSETS                                            $ 7,283,195     $ 7,286,938
                                                               ============    ============


  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    ACCOUNTS PAYABLE                                           $   516,627     $   607,777
    ACCRUED EXPENSES                                               485,659         685,839
    BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS            39,248         146,613
    CURRENT MATURITIES OF LONG-TERM DEBT                            18,454          18,135
                                                               ------------    ------------
       TOTAL CURRENT LIABILITIES                                 1,059,988       1,458,364
  LONG-TERM DEBT                                                   954,580         959,570
                                                               ------------    ------------
                                                                 2,014,568       2,417,934
                                                               ------------    ------------
  COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY
    COMMON STOCK - $0.01 PAR - SHARES AUTHORIZED 10,000,000;
    ISSUED & OUTSTANDING 3,008,000 & 3,000,800                      30,080          30,008
    ADDITIONAL PAID-IN CAPITAL                                   2,859,295       2,848,420
    RETAINED EARNINGS                                            2,379,252       1,990,576
                                                               ------------    ------------
       TOTAL STOCKHOLDERS' EQUITY                                5,268,627       4,869,004
                                                               ------------    ------------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY              $ 7,283,195     $ 7,286,938
                                                               ============    ============


                                                 CVD EQUIPMENT CORPORATION
                                       STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                       MARCH 31, 2001


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31

                                                                   2001            2000
                                                               (UNAUDITED)     (UNAUDITED)
                                                               ------------    ------------
  REVENUES
    REVENUE ON COMPLETED CONTRACTS                             $ 1,801,188     $ 1,321,507
    REVENUE ON UNCOMPLETED CONTRACTS                             1,673,628         453,923
                                                               ------------    ------------
                                              TOTAL REVENUES     3,474,816       1,775,430
                                                               ------------    ------------
  COSTS OF REVENUES
    COST ON COMPLETED CONTRACTS                                  1,347,480         935,426
    COST ON UNCOMPLETED CONTRACTS                                  845,201         268,485
                                                               ------------    ------------
                                     TOTAL COSTS OF REVENUES     2,192,681       1,203,911
                                                               ------------    ------------

                                                GROSS PROFIT     1,282,135         571,519
                                                               ------------    ------------
  OPERATING EXPENSES
    SELLING AND SHIPPING                                           186,123         122,402
    GENERAL AND ADMINISTRATIVE                                     497,273         345,652
                                                               ------------    ------------
                                    TOTAL OPERATING EXPENSES       683,396         468,054
                                                               ------------    ------------
                                            OPERATING INCOME       598,739         103,465
                                                               ------------    ------------
  OTHER INCOME (EXPENSE)
    INTEREST INCOME                                                  5,226          10,798
    INTEREST EXPENSE                                               (17,318)        (17,972)
    OTHER INCOME                                                     4,747           3,080
                                                               ------------    ------------
                                          TOTAL OTHER INCOME        (7,345)         (4,094)
                                                               ------------    ------------

                                         INCOME BEFORE TAXES       591,394          99,371
  INCOME TAX (PROVISION) BENEFIT                                  (202,720)        (23,252)
                                                               ------------    ------------
                                                  NET INCOME   $   388,674     $    76,119
                                                               ============    ============


  EARNINGS PER SHARE
    BASIC                                                           $0.13           $0.03
    DILUTED                                                         $0.12           $0.02

  WEIGHTED AVERAGE SHARES
    BASIC                                                        3,002,450       2,926,750
    DILUTED                                                      3,308,743       3,079,390

                                                 CVD EQUIPMENT CORPORATION
                                                  STATEMENT OF CASH FLOWS
                                                       MARCH 31, 2001


                                                                    THREE MONTHS ENDED
                                                                         MARCH 31

                                                                   2001            2000
                                                               (UNAUDITED)     (UNAUDITED)
                                                               ------------    ------------
  CASH FLOWS FROM OPERATING ACTIVITIES
    NET INCOME                                                 $   388,674     $    76,119
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET
      CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES:
    DEFERRED TAX                                                    68,274         (12,795)
    DEPRECIATION AND AMORTIZATION                                   66,889          61,820
    (INCREASE) DECREASE IN:
    ACCOUNTS RECEIVABLES                                          (412,603)        251,779
    COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS            (40,026)         (4,477)
    INVENTORY                                                      (13,033)        233,112
    PREPAID INCOME TAXES                                              -             12,808
    OTHER CURRENT ASSETS                                               721           3,482
    OTHER ASSETS                                                    (7,660)          7,129
    INCREASE (DECREASE) IN:
      ACCOUNTS PAYABLE                                             (91,149)        (33,208)
      ACCRUED EXPENSES                                            (200,182)         47,785
      BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS        (107,365)         58,536
                                                               ------------    ------------

         NET CASH (USED IN)  PROVIDED BY OPERATING ACTIVITIES     (347,460)        702,090
                                                               ------------    ------------

  CASH FLOWS FROM INVESTING ACTIVITIES
    CAPITAL EXPENSE.EQUIPMENT                                      (17,664)        (12,910)

                        NET CASH USED IN INVESTING ACTIVITIES      (17,664)        (12,910)
                                                               ------------    ------------

  CASH FLOWS FROM FINANCING ACTIVITIES
    PROCEEDS  - CURRENT                                                320             294
    PAYMENTS - LONGTERM                                             (4,989)         (4,635)
    PROCEEDS  FROM EXERCISE OF STOCK OPTIONS                        10,948           1,000
                                                               ------------    ------------

          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        6,279          (3,341)
                                                               ------------    ------------

         NET DECREASE (INCREASE) IN CASH AND CASH EQUIVALENTS     (358,845)        685,839

  CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE QUARTER        600,621          91,714
                                                               ------------    ------------

          CASH AND CASH EQUIVALENTS AT THE END OF THE QUARTER  $   241,776     $   777,553
                                                               ============    ============

  SIGNATURES


  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of May 2001.

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