Form 10QSB
period 2001-06-30
CVD EQUIPMENT CORP
filed 2001-08-14
CIK 766792

                     US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

  (Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended  ___6-30-01____

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

       3,015,325 SHARES OF COMMON STOCK, $.01 PAR VALUE AS OF 8-13-01

                           CVD EQUIPMENT CORPORATION
                          NOTE TO FINANCIAL STATEMENTS
                             FOR THE QUARTER ENDING
                                 JUNE  30, 2001

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

  REVENUE RECOGNITION
  CVD recognizes and identifies on its financial statements, revenue on a percent complete methodology for contracts falling under SOP 81-1 and recognizes revenues on a completed contract methodology for contracts falling under SAB 101. CVD feels this is the most accurate and consistent with the requirements of the two regulations.

                       MANAGEMENT'S DISCUSSION CONTINUED
  MARKETING
  Our marketing continues to focus on growing the business. CVD is constantly looking to expand our customer base and to improve and increase market share. We continue to explore new market segment opportunities, potential acquisitions as well as expanding our overall product offerings.

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

           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2001

  REVENUE
  An increase in volume resulted in second quarter of 2001 revenue being $3,733,111 a 75% increase from second quarter of 2000 revenue of $2,133,096.

  COSTS AND EXPENSES
  The cost of revenue increased to $2,263,184 in second quarter of 2001 as compared to $1,411,168 in second quarter of 2000. Of this $852,016 increase, approximately $604,000 is attributed to material and $198,000 to salaries.

  Selling and shipping expenses increased to $213,328 in second quarter of 2001 from $123,468 in second quarter of 2000. Of this $89,860 increase, approximately $33,000 is attributed to salaries, $38,000 to commissions, $3,000 to advertising and $15,000 to freight expense.

  General and Administrative expenses increased to $616,436 in second quarter of 2001 from $388,449 in second quarter of 2000. Of this $227,987 increase, approximately $29,000 is attributed to legal fees, $67,000 to salaries, $9,000 to consultants, and $104,000 to bad debt.

  Interest expense decreased by $1,133 from $17,570 in second quarter of 2000 to $16,437 in second quarter of 2001, because the company's average outstanding debt decreased.

  Interest income decreased by $3,191 from $13,301 in second quarter of 2000 to $10,110 in second quarter of 2001, because the company sold some investments.

  Gain on sale of fixed asset increased by $37,666 from second quarter of 2000 to second quarter of 2001, because the company sold some fixed assets.

           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2001

  REVENUE
  An increase in volume resulted in six months of 2001 revenue being $7,207,927, an 84% increase from six months of 2000 revenue of $3,908,526.

  COSTS AND EXPENSES
  The cost of revenue increased to $4,455,865 in six months of 2001 as compared to $2,615,079 in six months of 2000. Of this $1,840,786 increase, approximately $1,314,000 is attributed to material and $405,000 to salaries.

  Selling and shipping expenses increased to $399,451 in six months of 2001 from $245,870 in six months of 2000. Of this $153,581 increase, approximately $48,000 is attributed to salaries, $65,000 to commissions, $13,000 to advertising and $23,000 to freight expense.

  General and Administrative expenses increased to $1,113,709 in six months of 2001 from $734,101 in six months of 2000. Of this $379,608 increase, approximately $51,000 is attributed to legal fees, $129,000 to salaries, $17,000 to consultants, $136,000 to bad debt and $11,000 to depreciation.

  Interest expense decreased by $1,787 from $35,542 in six months of 2000 to $33,755 in six months 2001, because the company's average outstanding debt decreased.

  Interest income decreased by $8,763 from $24,099 in six months of 2000 to $15,336 in six months of 2001, because the company sold some investments.

  Gain on sale of fixed asset increased by $37,666 from six months of 2000 to six months of 2001, because the company sold some fixed assets.

  LIQUIDITY AND CAPITAL RESOURCES

  By the end of the second quarter of 2001, the Company's cash position increased to $1,682,615 from $600,621 at the beginning of the year. The increase in cash is largely attributed to the increase in revenues.

  At the end of the second quarter of 2001, the Company's account receivable position decreased to $1,667,201 from $ 2,002,540 at the beginning of the year. This decrease was attributable to timing of customer payments and billings.

  At the close of the second quarter of 2001, the Company's backlog decreased to approximately $3,032,705 from approximately $5,508,802 at the beginning of the year. This decrease is attributed to an increase in shipments.

                                                 CVD EQUIPMENT CORPORATION
                                                       BALANCE SHEETS
                                                       JUNE 30, 2001


                                                                        JUNE 30       DECEMBER 31
                                                                          2001            2000
                                                                      (UNAUDITED)      (AUDITED)
                                                                      ------------    ------------
  ASSETS
  CURRENT ASSETS
       CASH AND CASH EQUIVALENTS                                      $ 1,682,615     $   600,621
       ACCOUNTS RECEIVABLE, NET                                         1,667,201       2,002,540
       COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS              1,367,340       1,483,459
       INVENTORY                                                          259,206         454,898
       OTHER CURRENT ASSETS                                                23,048          32,155
                                                                      ------------    ------------
             TOTAL CURRENT ASSETS                                       4,999,410       4,573,673
  PROPERTY, PLANT AND EQUIPMENT                                         2,096,323       2,258,512
  DEFERRED TAX ASSET                                                      170,074         306,623
  OTHER ASSETS                                                            133,315         148,130
                                                                      ------------    ------------
             TOTAL ASSETS                                             $ 7,399,122     $ 7,286,938
                                                                      ============    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
       ACCOUNTS PAYABLE                                               $   346,923     $   607,777
       ACCRUED EXPENSES                                                   441,610         685,839
       BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS                   -           146,613
       CURRENT MATURITIES OF LONG-TERM DEBT                                15,273          18,135
                                                                      ------------    ------------
             TOTAL CURRENT LIABILITIES                                    803,806       1,458,364
  LONG-TERM DEBT                                                          872,597         959,570
                                                                      ------------    ------------
                                                                        1,676,403       2,417,934
                                                                      ------------    ------------
  COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY
       COMMON STOCK - $0.01 PAR VALUE -10,000,000 SHARES AUTHORIZED;
       3,015,325 AND 3,000,750 SHARES  ISSUED & OUTSTANDING                30,153          30,008
       ADDITIONAL PAID-IN CAPITAL                                       2,870,196       2,848,420
       RETAINED EARNINGS                                                2,822,370       1,990,576
                                                                      ------------    ------------
             TOTAL STOCKHOLDERS' EQUITY                                 5,722,719       4,869,004
                                                                      ------------    ------------
             TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY               $ 7,399,122     $ 7,286,938
                                                                      ============    ============

                                                 CVD EQUIPMENT CORPORATION
                                       STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                       JUNE 30, 2001

                                                                           THREE MONTHS ENDED
                                                                                JUNE 30

                                                                          2001            2000
                                                                      (UNAUDITED)     (UNAUDITED)
                                                                      ------------    ------------
  REVENUES
       REVENUE ON COMPLETED CONTRACTS                                 $ 3,441,977     $ 1,385,539
       REVENUE ON UNCOMPLETED CONTRACTS                                   291,134         747,557
                                                                      ------------    ------------
                                               TOTAL REVENUES           3,733,111       2,133,096
                                                                      ------------    ------------
  COSTS OF REVENUES
       COST ON COMPLETED CONTRACTS                                      2,187,602       1,056,318
       COST ON UNCOMPLETED CONTRACTS                                       75,582         354,850
                                                                      ------------    ------------
                                      TOTAL COSTS OF REVENUES           2,263,184       1,411,168
                                                                      ------------    ------------

                                                 GROSS PROFIT           1,469,927         721,928
                                                                      ------------    ------------
  OPERATING EXPENSES
       SELLING AND SHIPPING                                               213,328         123,468
       GENERAL AND ADMINISTRATIVE                                         616,436         388,449
                                                                      ------------    ------------
                                     TOTAL OPERATING EXPENSES             829,764         511,917
                                                                      ------------    ------------
                                             OPERATING INCOME             640,163         210,011
                                                                      ------------    ------------
  OTHER INCOME (EXPENSE)
       INTEREST INCOME                                                     10,110          13,301
       INTEREST EXPENSE                                                   (16,437)        (17,570)
       OTHER INCOME                                                         1,306          10,067
       GAIN ON SALE OF FIXED ASSET                                         37,666             -
                                                                      ------------    ------------
                                           TOTAL OTHER INCOME              32,645           5,798
                                                                      ------------    ------------
                                          INCOME BEFORE TAXES             672,808         215,809
  INCOME TAX PROVISION                                                   (229,690)        (75,579)
                                                                      ------------    ------------
                                                   NET INCOME             443,118         140,230

  OTHER COMPREHENSIVE INCOME, NET OF TAX
       UNREALIZED GAIN  ON SECURITIES AVAILABLE FOR SALE                      -             6,240
                                                                      ------------    ------------
                                         COMPREHENSIVE INCOME         $   443,118     $   146,470
                                                                      ============    ============


  EARNINGS PER SHARE
       BASIC                                                          $      0.15     $      0.05
       DILUTED                                                        $      0.13     $      0.04

  WEIGHTED AVERAGE SHARES
       BASIC                                                            3,011,184       2,980,750
       DILUTED                                                          3,283,844       3,163,221

                                                 CVD EQUIPMENT CORPORATION
                                       STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                       JUNE 30, 2001

                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30

                                                                          2001            2000
                                                                      (UNAUDITED)     (UNAUDITED)
                                                                      ------------    ------------
  REVENUES
       REVENUE ON COMPLETED CONTRACTS                                 $ 5,243,165     $ 2,707,046
       REVENUE ON UNCOMPLETED CONTRACTS                                 1,964,762       1,201,480
                                                                      ------------    ------------
                                               TOTAL REVENUES           7,207,927       3,908,526
                                                                      ------------    ------------
  COSTS OF REVENUES
       COST ON COMPLETED CONTRACTS                                      3,535,082       1,991,744
       COST ON UNCOMPLETED CONTRACTS                                      920,783         623,335
                                                                      ------------    ------------
                                      TOTAL COSTS OF REVENUES           4,455,865       2,615,079
                                                                      ------------    ------------

                                                 GROSS PROFIT           2,752,062       1,293,447
                                                                      ------------    ------------
  OPERATING EXPENSES
       SELLING AND SHIPPING                                               399,451         245,870
       GENERAL AND ADMINISTRATIVE                                       1,113,709         734,101
                                                                      ------------    ------------
                                     TOTAL OPERATING EXPENSES           1,513,160         979,971
                                                                      ------------    ------------
                                             OPERATING INCOME           1,238,902         313,476
                                                                      ------------    ------------
  OTHER INCOME (EXPENSE)
       INTEREST INCOME                                                     15,336          24,099
       INTEREST EXPENSE                                                   (33,755)        (35,542)
       OTHER INCOME                                                         6,053          13,147
       GAIN ON SALE OF FIXED ASSET                                         37,666             -
                                                                      ------------    ------------
                                           TOTAL OTHER INCOME              25,300           1,704
                                                                      ------------    ------------

                                          INCOME BEFORE TAXES           1,264,202         315,180
  INCOME TAX PROVISION                                                   (432,410)        (98,831)
                                                                      ------------    ------------
                                                   NET INCOME             831,792         216,349

  OTHER COMPREHENSIVE INCOME, NET OF TAX
       UNREALIZED GAIN  ON SECURITIES AVAILABLE FOR SALE                      -             6,240
                                                                      ------------    ------------
                                         COMPREHENSIVE INCOME         $   831,792     $   222,589
                                                                      ============    ============

  EARNINGS PER SHARE
       BASIC                                                          $      0.28     $      0.07
       DILUTED                                                        $      0.25     $      0.07

  WEIGHTED AVERAGE SHARES
       BASIC                                                            3,006,817       2,980,750
       DILUTED                                                          3,296,741       3,164,637

                                                 CVD EQUIPMENT CORPORATION
                                                  STATEMENT OF CASH FLOWS
                                                       JUNE 30, 2001

                                                                           THREE MONTHS ENDED
                                                                                 JUNE 30

                                                                          2001            2000
                                                                      (UNAUDITED)     (UNAUDITED)
                                                                      ------------    ------------
  CASH FLOWS FROM OPERATING ACTIVITIES
       NET  INCOME                                                    $   443,118     $   140,230
       ADJUSTMENTS TO RECONCILE NET INCOME TO NET
           CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
       GAIN ON SALE OF FIXED ASSET                                        (37,667)
       DEFERRED TAX PROVISION (benefit)                                    68,275          (5,815)
       DEPRECIATION AND AMORTIZATION                                       67,960          64,661
      (INCREASE) DECREASE IN:
       ACCOUNTS RECEIVABLES                                               747,940        (740,273)
       COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS                156,145          21,128
       INVENTORY                                                          208,725          43,851
       OTHER CURRENT ASSETS                                                 8,385          14,507
       OTHER ASSETS                                                        (1,772)         (3,203)
       INCREASE (DECREASE) IN:
          ACCOUNTS PAYABLE                                               (169,705)         66,089
          ACCRUED EXPENSES                                                (44,045)         89,832
          BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS            (39,248)        (93,284)
                                                                      ------------    ------------

           NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           1,408,111       (402,277)
                                                                      ------------    ------------

  CASH FLOWS FROM INVESTING ACTIVITIES
       CAPITAL EXPENSE.EQUIPMENT                                           (48,082)       (83,943)
       PROCEEDS FROM SALE OF FIXED ASSET                                   155,000            -
                                                                      ------------    ------------

           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             106,918        (83,943)
                                                                      ------------    ------------

  CASH FLOWS FROM FINANCING ACTIVITIES
       (PAYMENTS) PROCEEDS  - CURRENT                                       (3,181)           303
       PAYMENTS - LONGTERM                                                 (81,983)        (4,721)
       PROCEEDS  FROM EXERCISE OF STOCK OPTIONS                             10,974          6,750
                                                                      ------------    ------------

           NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES             (74,190)         2,332
                                                                      ------------    ------------

                     NET DECREASE IN CASH AND CASH EQUIVALENTS           1,440,839       (483,888)

  CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE QUARTER                241,776        777,553
                                                                      ------------    ------------

           CASH AND CASH EQUIVALENTS AT THE END OF THE QUARTER         $ 1,682,615    $   293,665
                                                                      ============    ============

                                                 CVD EQUIPMENT CORPORATION
                                                  STATEMENT OF CASH FLOWS
                                                       JUNE 30, 2001

                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30

                                                                          2001            2000
                                                                      (UNAUDITED)     (UNAUDITED)
                                                                      ------------    ------------
  CASH FLOWS FROM OPERATING ACTIVITIES
       NET  INCOME                                                    $   831,792     $   216,349
       ADJUSTMENTS TO RECONCILE NET INCOME TO NET
           CASH PROVIDED BY OPERATING ACTIVITIES:
       GAIN ON SALE OF FIXED ASSET                                        (37,667)
       DEFERRED TAX PROVISION (benefit)                                   136,549         (18,610)
       DEPRECIATION AND AMORTIZATION                                      134,849         126,481
      (INCREASE) DECREASE IN:
       ACCOUNTS RECEIVABLES                                               335,337        (488,494)
       COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS                116,119          16,651
       INVENTORY                                                          195,692         276,963
       PREPAID INCOME TAXES                                                   -            12,808
       OTHER CURRENT ASSETS                                                 9,106          17,989
       OTHER ASSETS                                                        (9,432)          3,926
       INCREASE (DECREASE) IN:
          ACCOUNTS PAYABLE                                               (260,854)         32,881
          ACCRUED EXPENSES                                               (244,227)        137,617
          BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS           (146,613)        (34,748)
                                                                      ------------    ------------

                    NET CASH PROVIDED BY OPERATING ACTIVITIES           1,060,651         299,813
                                                                      ------------    ------------

  CASH FLOWS FROM INVESTING ACTIVITIES
       CAPITAL EXPENSE.EQUIPMENT                                          (65,746)        (96,853)
       PROCEEDS FROM SALE OF FIXED ASSET                                  155,000             -
                                                                      ------------    ------------

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              89,254         (96,853)
                                                                      ------------    ------------

  CASH FLOWS FROM FINANCING ACTIVITIES
       (PAYMENTS) PROCEEDS  - CURRENT                                      (2,861)            597
       PAYMENTS  - LONGTERM                                               (86,972)         (9,356)
       PROCEEDS  FROM EXERCISE OF STOCK OPTIONS                            21,922           7,750
                                                                      ------------    ------------

          NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES             (67,911)         (1,009)
                                                                      ------------    ------------

                    NET INCREASE IN CASH AND CASH EQUIVALENTS           1,081,994         201,951

  CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                600,621          91,714
                                                                      ------------    ------------

           CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD         $ 1,682,615     $   293,665
                                                                      ============    ============


  SIGNATURES


  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of August 2001.

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