Form 10QSB
period 2001-09-30
CVD EQUIPMENT CORP
filed 2001-11-13
CIK 766792

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

  (Mark One)
  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
  SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended  9-30-01

  (  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
  EXCHANGE ACT
          For the transition period from_________to____________
          Commission file number _____2-97210-NY__________

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

  3,021,325 SHARES OF COMMON STOCK, $.01 PAR VALUE AS OF 11-13-01

                            CVD EQUIPMENT CORPORATION
                          NOTE TO FINANCIAL STATEMENTS
                             FOR THE QUARTER ENDING
                               SEPTEMBER  30, 2001

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

  REVENUE RECOGNITION
        CVD recognizes and identifies on its financial statements, revenue on a percent complete methodology for contracts falling under SOP 81-1 and recognizes revenues on a completed contract methodology for contracts falling under SAB 101. CVD feels this is the most accurate and consistent methodology to meet the requirements of the two regulations.

                                   CVD EQUIPMENT CORPORATION
                                        BALANCE SHEETS
                                      SEPTEMBER 30, 2001

                                                                 SEPTEMBER 30    DECEMBER 31
                                                                     2001           2000
                                                                  (UNAUDITED)     (AUDITED)
                                                                  ------------   ------------
  ASSETS
  CURRENT ASSETS
    CASH AND CASH EQUIVALENTS                                     $ 3,388,762    $   600,621
    ACCOUNTS RECEIVABLE, NET                                          762,098      2,002,540
    COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS               961,128      1,483,459
    INVENTORY                                                         197,576        454,898
    OTHER CURRENT ASSETS                                               54,010         32,155
  TOTAL CURRENT ASSETS                                              5,363,574      4,573,673
  PROPERTY, PLANT AND EQUIPMENT                                     2,058,934      2,258,512
  DEFERRED TAX ASSET                                                  226,358        306,623
  OTHER ASSETS                                                        140,916        148,130
  TOTAL ASSETS                                                    $ 7,789,782    $ 7,286,938


  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    ACCOUNTS PAYABLE                                              $   153,919    $   607,777
    ACCRUED EXPENSES                                                  779,219        685,839
    BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS                  -          146,613
    CURRENT MATURITIES OF LONG-TERM DEBT                               15,529         18,135
  TOTAL CURRENT LIABILITIES                                           948,667      1,458,364
  LONG-TERM DEBT                                                      868,384        959,570
  TOTAL LIABILITIES                                                 1,817,051      2,417,934

  COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY
    COMMON STOCK - $0.01 PAR VALUE -10,000,000 SHARES AUTHORIZED;
    3,021,325 AND 3,000,750 SHARES  ISSUED & OUTSTANDING               30,213         30,008
    ADDITIONAL PAID-IN CAPITAL                                      2,878,686      2,848,420
    RETAINED EARNINGS                                               3,063,832      1,990,576
  TOTAL STOCKHOLDERS' EQUITY                                        5,972,731      4,869,004
  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                      $ 7,789,782    $ 7,286,938

                                   CVD EQUIPMENT CORPORATION
                         STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                      SEPTEMBER 30, 2001

                                                                 THREE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                                     2001           2000
                                                                  (UNAUDITED)    (UNAUDITED)
                                                                  ------------   ------------
  REVENUES
    REVENUE ON COMPLETED CONTRACTS                                $ 2,312,819    $ 1,596,144
    REVENUE ON UNCOMPLETED CONTRACTS                                  (44,118)       861,880
  TOTAL REVENUES                                                    2,268,701      2,458,024
  COSTS OF REVENUES
    COST ON COMPLETED CONTRACTS                                     1,317,102      1,141,236
    COST ON UNCOMPLETED CONTRACTS                                     (10,156)       230,097
  TOTAL COSTS OF REVENUES                                           1,306,946      1,371,333

         GROSS PROFIT                                                 961,755      1,086,691
  OPERATING EXPENSES
    SELLING AND SHIPPING                                              141,357        123,967
    GENERAL AND ADMINISTRATIVE                                        479,369        446,355
  TOTAL OPERATING EXPENSES                                            620,726        570,322
  OPERATING INCOME                                                    341,029        516,369
  OTHER INCOME (EXPENSE)
    INTEREST INCOME                                                    18,562         12,921
    INTEREST EXPENSE                                                  (15,492)       (17,515)
    OTHER INCOME                                                          -           (4,200)
  TOTAL OTHER INCOME (LOSS)                                             3,070         (8,794)

  INCOME BEFORE TAXES                                                 344,099        507,575
  INCOME TAX PROVISION                                               (102,637)      (187,730)
  NET INCOME                                                          241,462        319,845

  OTHER COMPREHENSIVE INCOME, NET OF TAX
    UNREALIZED GAIN  ON SECURITIES AVAILABLE FOR SALE                     -           14,145
  COMPREHENSIVE INCOME                                            $   241,462    $   333,990


  EARNINGS PER SHARE
    BASIC                                                         $      0.08    $      0.11
    DILUTED                                                       $      0.07    $      0.10

  WEIGHTED AVERAGE SHARES
    BASIC                                                           3,019,192      2,980,750
    DILUTED                                                         3,237,757      3,229,006

                                   CVD EQUIPMENT CORPORATION
                         STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                      SEPTEMBER 30, 2001

                                                                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                                     2001           2000
                                                                  (UNAUDITED)    (UNAUDITED)
                                                                  ------------   ------------
  REVENUES
    REVENUE ON COMPLETED CONTRACTS                                $ 7,555,984    $ 4,303,190
    REVENUE ON UNCOMPLETED CONTRACTS                                1,920,644      2,063,360
  TOTAL REVENUES                                                    9,476,628      6,366,550
  COSTS OF REVENUES
    COST ON COMPLETED CONTRACTS                                     4,852,184      3,132,980
    COST ON UNCOMPLETED CONTRACTS                                     910,627        853,432
  TOTAL COSTS OF REVENUES                                           5,762,811      3,986,412

  GROSS PROFIT                                                      3,713,817      2,380,138
  OPERATING EXPENSES
    SELLING AND SHIPPING                                              540,808        369,837
    GENERAL AND ADMINISTRATIVE                                      1,593,078      1,180,456
  TOTAL OPERATING EXPENSES                                          2,133,886      1,550,293
  OPERATING INCOME                                                  1,579,931        829,845
  OTHER INCOME (EXPENSE)
    INTEREST INCOME                                                    33,898         37,020
    INTEREST EXPENSE                                                  (49,247)       (53,057)
    OTHER INCOME                                                        6,053          8,947
    GAIN ON SALE OF FIXED ASSET                                        37,666            -
    TOTAL OTHER INCOME (LOSS)                                          28,370         (7,090)

    INCOME BEFORE TAXES                                             1,608,301        822,755
  INCOME TAX PROVISION                                               (535,047)      (286,561)
  NET INCOME                                                        1,073,254        536,194

  OTHER COMPREHENSIVE INCOME, NET OF TAX
    UNREALIZED GAIN  ON SECURITIES AVAILABLE FOR SALE                     -           20,385
  COMPREHENSIVE INCOME                                            $ 1,073,254    $   556,579


  EARNINGS PER SHARE
    BASIC                                                         $      0.36    $      0.18
    DILUTED                                                       $      0.33    $      0.17

  WEIGHTED AVERAGE SHARES
    BASIC                                                           3,011,054      2,980,750
    DILUTED                                                         3,280,030      3,190,691

                                   CVD EQUIPMENT CORPORATION
                                    STATEMENT OF CASH FLOWS
                                      SEPTEMBER 30, 2001

                                                                 THREE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                                     2001           2000
                                                                  (UNAUDITED)    (UNAUDITED)
                                                                  ------------   ------------
  CASH FLOWS FROM OPERATING ACTIVITIES
    NET  INCOME                                                   $   241,462    $   319,845
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET
        CASH PROVIDED BY  OPERATING ACTIVITIES:
    DEFERRED TAX BENEFIT (PROVISION)                                  (56,284)           545
    DEPRECIATION AND AMORTIZATION                                      63,791         73,317
    LOSS ON SALE OF SECURITIES                                            -            4,200
   (INCREASE) DECREASE IN:
    ACCOUNTS RECEIVABLES                                              905,103        672,718
    COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS               406,212       (535,710)
    INVENTORY                                                          61,631         27,231
    OTHER CURRENT ASSETS                                              (30,961)       (24,336)
    OTHER ASSETS                                                      (19,722)        (2,377)
    INCREASE (DECREASE) IN:
       ACCOUNTS PAYABLE                                              (193,004)        46,088
       ACCRUED EXPENSES                                               337,607        180,595
       BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS               -          (13,774)

  NET CASH PROVIDED BY OPERATING ACTIVITIES                         1,715,835        748,342

  CASH FLOWS FROM INVESTING ACTIVITIES
    CAPITAL EXPENSEEQUIPMENT                                         (14,280)      (137,239)
    PROCEEDS FROM SALE OF SECURITIES                                      -           65,800

  NET CASH USED IN INVESTING ACTIVITIES                               (14,280)       (71,439)

  CASH FLOWS FROM FINANCING ACTIVITIES
    PROCEEDS  - CURRENT                                                   256            310
    PAYMENTS - LONGTERM                                                (4,213)        (4,782)
    PROCEEDS  FROM EXERCISE OF STOCK OPTIONS                            8,549            -

  NET CASH PROVIDED BY(USED IN) FINANCING ACTIVITIES                    4,592         (4,472)

  NET INCREASE IN CASH AND CASH EQUIVALENTS                         1,706,147        672,431

  CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE QUARTER         1,682,615        293,665

  CASH AND CASH EQUIVALENTS AT THE END OF THE QUARTER             $ 3,388,762    $   966,096

                                   CVD EQUIPMENT CORPORATION
                                    STATEMENT OF CASH FLOWS
                                      SEPTEMBER 30, 2001

                                                                 NINE MONTHS ENDED
                                                                 SEPTEMBER 30
                                                                     2001           2000
                                                                  (UNAUDITED)    (UNAUDITED)
                                                                  ------------   ------------
  CASH FLOWS FROM OPERATING ACTIVITIES
    NET  INCOME                                                   $ 1,073,254    $   536,194
    ADJUSTMENTS TO RECONCILE NET INCOME TO NET
        CASH PROVIDED BY OPERATING ACTIVITIES:
    GAIN ON SALE OF FIXED ASSET                                       (37,667)           -
    DEFERRED TAX PROVISION (BENEFIT)                                   80,265        (18,065)
    DEPRECIATION AND AMORTIZATION                                     198,640        199,798
    LOSS ON SALE OF SECURITIES                                                         4,200
   (INCREASE) DECREASE IN:
    ACCOUNTS RECEIVABLES                                            1,240,440        184,224
    COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS               522,331       (519,059)
    INVENTORY                                                         257,323        304,194
    PREPAID INCOME TAXES                                                  -           12,808
    OTHER CURRENT ASSETS                                              (21,855)        (6,347)
    OTHER ASSETS                                                      (29,154)         1,549
    INCREASE (DECREASE) IN:
       ACCOUNTS PAYABLE                                              (453,858)        78,969
       ACCRUED EXPENSES                                                93,380        318,212
       BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS          (146,613)       (48,522)

  NET CASH PROVIDED BY OPERATING ACTIVITIES                         2,776,486      1,048,155

  CASH FLOWS FROM INVESTING ACTIVITIES
    CAPITAL EXPENSEEQUIPMENT                                         (80,026)      (234,092)
    PROCEEDS FROM SALE OF SECURITIES                                      -           65,800
    PROCEEDS FROM SALE OF FIXED ASSET                                 155,000            -

  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  74,974       (168,292)

  CASH FLOWS FROM FINANCING ACTIVITIES
    PAYMENTS (PROCEEDS)  - CURRENT                                     (2,605)           907
    PAYMENTS  - LONGTERM                                              (91,185)       (14,138)
    PROCEEDS  FROM EXERCISE OF STOCK OPTIONS                           30,471          7,750

  NET CASH USED IN FINANCING ACTIVITIES                               (63,319)        (5,481)

  NET INCREASE IN CASH AND CASH EQUIVALENTS                         2,788,141        874,382

  CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD            600,621         91,714

  CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD              $ 3,388,762    $   966,096

            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2001

  REVENUE
  A decrease in volume resulted in third quarter of 2001 revenue being $2,268,701 a 8% decrease from third quarter of 2000 revenue of $2,458,024.

  COSTS AND EXPENSES
  The cost of revenue decreased to $1,306,946 in third quarter of 2001 as compared to $1,371,333 in third quarter of 2000. Of this $64,387 decrease, approximately $195,850 is attributed to material, which is offset by an increase of $122,000 to salaries and $15,000 to travel.

  Selling and shipping expenses increased to $141,357 in third quarter of 2001 from $123,967 in third quarter of 2000. Of this $17,390 increase, approximately $17,000 is attributed to salaries.

  General and Administrative expenses increased to $479,369 in third quarter of 2001 from $446,355 in third quarter of 2000. Of this $33,014 increase, approximately $128,000 is attributed to legal fees, $46,000 to salaries, $18,000 to accountant fees, which is offset by a
  decrease of $31,000 to shareholders expense and $ 121,000 to   bad
  debt.

  Interest expense decreased by $2,023 from $17,515 in third quarter of 2000 to $15,492 in third quarter of 2001, because the company's average outstanding debt decreased.

  Interest income increased by $5,641 from $12,921 in third quarter of 2000 to $18,562 in third quarter of 2001, coinciding with the company's increased cash position.

            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001

  REVENUE
  An increase in volume resulted in nine months of 2001 revenue being $9,476,628 a 49% increase from nine months of 2000 revenue of $6,366,550.

  COSTS AND EXPENSES
  The cost of revenue increased to $5,762,811 in nine months of 2001 as compared to $3,986,412 in nine months of 2000. Of this $1,776,399 increase, approximately $1,118,000 is attributed to material and $527,000 to salaries.

  Selling and shipping expenses increased to $540,808 in nine months of 2001 from $369,837 in nine months of 2000. Of this $170,971 increase, approximately $66,000 is attributed to salaries, $65,000 to commissions, $14,000 to advertising and $22,000 to freight expense.

  General and Administrative expenses increased to $1,593,078 in nine months of 2001 from $1,180,456 in nine months of 2000. Of this
  $412,622 increase, approximately $179,000 is attributed to legal fees,
  $175,000 to salaries,   $16,000 to bad debt and $6,000 to
  depreciation.

  Interest expense decreased by $3,810 from $53,057 in nine months of 2000 to $49,247 in nine months 2001, because the company's average outstanding debt decreased.

  Interest income decreased by $3,122 from $37,020 in nine months of 2000 to $33,898 in nine months of 2001, because the company sold some investments.

  Gain on sale of fixed asset increased by $37,666 from nine months of 2000 to nine months of 2001, because the company sold some fixed assets.

  LIQUIDITY AND CAPITAL RESOURCES

  By the end of the third quarter of 2001, the Company's cash position increased to $3,388,762 from $600,621 at the beginning of the year. The increase in cash is largely attributed to the increase in revenues.

  At the end of the third quarter of 2001, the Company's account receivable position decreased to $762,098 from $ 2,002,540 at the beginning of the year. This decrease was attributable to timing of customer payments and billings.

  At the close of the third quarter of 2001, the Company's backlog decreased to approximately $1,456,535 from approximately $5,508,802 at the beginning of the year. This decrease is attributed to a decrease in order levels.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of November 2001.

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