Form 10KSB
period 2001-12-31
CVD EQUIPMENT CORP
filed 2002-03-27
CIK 766792

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-KSB
  (Mark One)
   [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
        EXCHANGE ACT OF 1934
        For the year ended December 31, 2001

   [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        AND EXCHANGE ACT
        OF 1934
   For the transition period from                  to                .

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

  Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  The registrant's revenues for 2001 were $10,839,993

  The aggregate market value of voting stock held by non-affiliates of the registrant on March 1, 2002 was $3,422,343 based on a closing price of $2.30 on that date.

  As of March 1, 2002 there were 3,032,325 shares of Common Stock, Par Value $.01 Per Share, Outstanding.

  DOCUMENTS INCORPORATED BY REFERENCE

  TABLE OF CONTENTS

  PART I
  ITEM 1.   BUSINESS.................................................... 1
                 Introduction........................................... 1
                 General Development of Business........................ 1
                 The Organization....................................... 2
                 Information About Industry Segments.................... 2
                 General Narrative Description of Business.............. 3
                 Principal Products..................................... 3
                 Research and Development............................... 4
                 Industry Overview...................................... 5
                 Marketing.............................................. 5
                 Patents and Copyrights................................. 5
                 Competition............................................ 6
                 Customers.............................................. 6
                 Foreign Operations..................................... 6
                 Manufacturing Materials and Suppliers.................. 7
                 Order Backlog.......................................... 7
                 Employees.............................................. 7
                 Insurance.............................................. 7
                 Government Regulations................................. 8
                 Forward Looking Statements............................. 8

  ITEM 2.   DESCRIPTION OF PROPERTIES................................... 9

  ITEM 3.   LEGAL PROCEEDINGS........................................... 9

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......... 9

  PART II
  ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK  AND
            RELATED SECURITY HOLDER MATTERS............................ 10
                 Market Information.................................... 10
                 Dividends............................................. 10
                 Holders............................................... 10

  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS ....................... 11

  ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................ 13

  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE..................... 42

  PART III
  ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......... 42

  ITEM 10.  EXECUTIVE COMPENSATION..................................... 43

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNER & MANAGEMENT......................................... 44

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............. 45

  PART IV
  ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
            ON FORM 8-K................................................ 46

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

  In December 1998, the Company purchased at public auction the former inventory, tangible assets, intangible assets and intellectual property of Stainless Design Corporation, Saugerties, NY, for $672,095.

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

  On December 23, 1998 the Company formed a new 100% owned subsidiary called
  Stainless Design Concepts, Ltd. (SDC).   The new subsidiary is located at
  1117 Kings Highway, Saugerties, NY 12477. The new subsidiary manufactures ultra high purity gas and chemical delivery control systems for the semiconductor industry. On April 23, 1999, the new subsidiary was merged into the Company as a wholly owned division.

  On November 5, 1999 the Company formed another division called Equipment Consulting Services (ECS). This new division is also located at 1117 Kings Highway, Saugerties, NY 12477. The new division focuses on equipment consulting and the refurbished semiconductor equipment market, a $1.5 billion industry. Our existing facilities and capabilities enables us to become an important player in this market. ECS is an Associate Member of the Surplus Equipment Consortium / Network (SEC/N).

  On November 9, 2001 the Company acquired the assets of the Surface Mount Technology division of Research Inc., known as Research International (RI). CVD's new division called Research International (RI) is located at 1860 Smithtown Avenue, Ronkonkoma, NY 11779. Research International is a leading manufacturer of Surface Mount Technology (SMT) furnace equipment.

  As evidenced by the Company's development of these new divisions, our growth strategy is one of expanding revenues and increasing profits through internal growth and acquisition. An important ingredient in our Strategic Plan is to be an active player in the acquisitions environment. We look for businesses that are:
     o Synergistic in nature to our core business
     o Complementary to our existing product lines
     o Geared toward a start-up or turnaround situation
     o Opportunistic for growth and profit development

  In the year 2001, CVD Equipment Corporation was again named to Deloitte & Touche's prestigious "Long Island Technology Fast 50" program, which ranks the 50 fastest growing technology companies on Long Island.

       Deloitte & Touche computed all calculations for revenue growth rate with CVD having a five-year revenue growth rate of 76.5%.

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

  THE ORGANIZATION
  Each division, CVD, SDC, ECS , and RI has their own operating manager with sales and administration being handled by corporate managers. Thus, each division operates reasonably autonomously on a day to day basis. Yet, there is an overall corporate coordination in the day to day administration of the business, in setting policy and consistently applying procedures.

  INFORMATION ABOUT INDUSTRY SEGMENTS
  The Company designs, develops, manufactures, markets, installs and services equipment primarily for the semiconductor industry. The Company's products include (1) both batch and single substrate systems used for depositing, rapid thermal processing, annealing, diffusion and etching of semiconductor films, (2) gas and liquid flow control systems, (3) ultra high purity gas and chemical piping delivery systems, (4) fabricates standard and custom quartzware, (5) equipment consulting and refurbishing of semiconductor processing equipment, and (6) reflow furnaces for surface mounting of components onto printed circuit boards. The Company's products are generally manufactured to the particular specifications of each of its customers.

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

  RI DIVISION
  Provides reflow furnaces to support world wide needs in the surface mounting of components onto printed circuit boards.


  PRINCIPAL  PRODUCTS

  Chemical Vapor Deposition (CVD) - is a process which passes a gaseous compound over a target material surface that is heated to such a degree that the compound decomposes and deposits a desired layer onto substrate material. The process is accomplished by combining appropriate gases in a reaction chamber, of the kind produced by the Company, at elevated temperatures (typically 300 - 1500 degrees Celsius). The Company's Chemical Vapor Deposition Systems are complete and include all necessary instrumentation, subsystems and components. The systems include e mass flow controllers, bellows valves, stainless steel lines and fittings. The Company provides such standard systems and also specifically engineered products for particular customer applications. Some of the standard systems offered by the Company are for Silicon, Silicon-Germanium, Silicon Dioxide, Silicon Nitride, Polysilicon, Liquid Phase Epitaxial, and Metalorganic Chemical Vapor Deposition.

  The Company's CVD systems are available in a variety of models that can be used in production and laboratory research. All models can be offered with total system automation, a microprocessor control system, by which the user can measure, predict and regulate gas flow, temperature, pressure and chemical reaction rates, thus controlling the process in order to enhance the quality of the materials produced. The Company's standard microprocessor control system is extremely versatile and capable of supporting the Company's complete product line and most custom system requirements. The Company's CVD systems range in price from $100,000 to $2,500,000.

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

  Surface Mount Reflow Furnaces - we provide a line of standard and custom systems that are sold and serviced worldwide. There are in excess of 1500 systems that have been manufactured to date that bear the Research International name.


  RESEARCH AND DEVELOPMENT
  The Company continues its efforts on several research and development projects. We develop and customize equipment for numerous government, university and industry research laboratories around the world. Very often the research, design and development of custom equipment, which remains proprietary to the Company, yields new products.

  INDUSTRY OVERVIEW
  In 2001, the industry slowed down at an unprecedented rate. CVD believes that it has organized and structured itself with the four divisions to partially compensate for the cyclic nature and thereby smooth out the ups and downs. The CVD division deals with large capital equipment, which sometimes suffers in a down cycle. However, the CVD division also sells to research facilities and universities that are not normally influenced in a significant way in a down market. The SDC division supplies Gas and Chemical Delivery Systems, which can be impacted during a down market. However, the field service group within that division, usually adds significant field service work in a down market. The ECS division is usually impacted in a positive fashion in a down market, as customers look for alternative ways (refurbished equipment). And finally, the Research International division is a tangential manufacturing operation to further create a more balanced and diversified platform of products.

  MARKETING
  The Company's products are used in research and production applications by the semiconductor industry. The Company sells its products primarily to semiconductor manufacturers, institutions involved in electronic research such as universities, government and industrial laboratories and to electronic assembly manufacturers. During 2001, sales of the Company's products were made by a staff of four employees and five sales representatives, whose activities were supported, by a staff of nine application engineers. During 2001 the Company continued to work on expanding our product offerings.

  The Company's Web Sites; www.cvdequipment.com; www.stainlessdesign.com; www.equipmentconsulting.com; www.researchintl.com continue to see increased traffic. The Company focuses on being in the top listings on many search engines, thus increasing the number of hits to our web sites. The Company continuously receives inquiries as a result of the web sites. All the Company's Web Sites were redesigned and were released in the early part of 2002.

  The Company has expanded it's sales efforts considerably by utilizing sales representatives having offices in Santa Clara, CA, Chandler, AZ, Albuquerque, NM, Austin, TX, Dallas, TX, Taiwan and Korea. Additional representatives are expected to be added during the year 2002. We expect that this expansion will create a wider exposure to CVD and it's product lines.

  The Company warrants its equipment for a period of twelve months after shipment and passes along any warranties from original manufacturers of components used in its products. The Company provides for its own equipment servicing with in-house field service personnel. Warrantee costs have been historically insignificant.

  PATENTS, COPYRIGHTS AND LICENSE AGREEMENTS
  The Company believes that while patents are useful, and will be used at times in the future, they are not critical or valuable in many cases on an individual basis. We believe the collective value of the intangible property of the Company is comprised of blueprints, specifications, technical processes, cumulative employee knowledge, experience, copyrights and patents.

  In August 1997, the Company signed a 5-year license agreement with IBM to sell equipment using IBM's patented method for low temperature, low-pressure chemical vapor deposition of epitaxial layers (UHV/CVD).

  During years 1999, 2000 and 2001 the Company has applied for several copyrights associated with the intellectual properties of the former Stainless Design Corporation. In addition, with the acquisition of the assets of the Research International, the Company is now the owner of several patents used in the surface mount technology business.

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

  CUSTOMERS
  The Company sells to a wide range of customers. Sales to a single customer in a given year however can exceed 10%. In 2001, two customers represented approximately 8% and 10% of sales whereas in 2000, two customers represented approximately 10% each of sales. CVD's customers include many of the largest semiconductor, telecommunications, and computer companies in the world.

  Several of these major customers are as follows:
  Advanced Technology Material Inc.  Agere Systems Inc.                 Agilent Technologies
  Air Products                       Alpha Photonics                    Alpha Industries
  AMP Inc.                           Applied Material                   ASML
  Astro Power                        AXT Optoelectronics                Bechtel Bettis Inc.
  B.F. Goodrich                      BOC                                Brookhaven National Labs
  Bruckner                           China Nat'l Electronics            Corning Inc.
  Cree                               Dow Corning                        Hewlett Packard
  IBM                                Innosys Inc.                       INO
  ITT                                JDS Uniphase                       Kopin Corporation
  Lockheed Martin                    Lucent Technologies                Lumileds Lighting
  MEMC Electronic Materials          Microchip Technology               NASA
  Nat'l Institute of Standards       Nova Crystals                      Osram
  ON Semiconductor                   Phillips Semiconductor             Raytheon
  Samsung Electronics                SemiTool                           STAR Center
  Sensors Unlimited                  Silicon Valley Group Inc.          Thermco Systems
  Tokyo Electronics                  Tyco Electronics                   Veeco
  Watkins Johnson Company

  In addition, CVD's customers include many prominent universities as follows:
  Australian National University     Carnegie Mellon University         Case Western Reserve University
  Cornell University                 Indian Institute of Science        Louisiana Tech. University
  Pennsylvania State University      Princeton University               Rensselaer Polytechnic Institute
  Research Foundation of SUNY        Virginia Polytechnic Institute     University of Albany
  University of Illinois             University of California           University of Maryland
  University of Rochester            @Santa Barbara                     Yale University
  University of Wisconsin

  FOREIGN  OPERATIONS
  The Company's revenues derived from foreign exports were 15% and 3% in 2001 and 2000 respectively.

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

  The Company has its own fully equipped machine shop to fabricate in house; the most complex designed parts of our equipment. The Company recently purchased CNC machines for the machine shop, thus dramatically increasing efficiencies while significantly reducing costs in production. Similarly, the Company's own Quartz shop is capable of meeting our quartzware needs.

  Quality control is a fundamental critical component in our processes. Materials procured on the outside and/or manufactured internally undergo a rigorous quality control process to ensure that the parts meet or exceed the most stringent specifications. All equipment, upon final assembly, undergoes a final series of complete testing to ensure product performance.

  ORDER BACKLOG
  As of December 31, 2001 the Company's order backlog was $1,389,004 compared to $5,508,802 on December 31, 2000. Included in the backlog are all accepted customer purchase orders. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however, it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

  EMPLOYEES
  As of December 31, 2001, the Company employed 76 full time personnel and 4 part time personnel of which 36 were in manufacturing, 15 in engineering (including research and development and efforts related to product improvement), 8 in field service, 5 in marketing and 16 in general management and administration.

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

  The Company believes that their insurance coverage is adequate. The following types of insurance coverage is carried by the Company:
     o Product liability
     o Property Contents
     o General Liability
     o Workers Compensation
     o Transportation
     o Directors and Officers
     o Employee Benefits Liability
     o Business Auto
     o Umbrella

  GOVERNMENT REGULATIONS
  The Company knows of no government requirements for approval of the sale of their products or services except in some export cases. At that time we apply for the appropriate export license. As of December 31, 2001, there was no pending government approvals.

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

  On November 5, 2001, the Company contracted to purchase a 50,000 Sq. Ft. facility located in Ronkonkoma, NY. Closing occurred in March 2002. The Research International division is located in this new facility. During the third quarter of 2002, the Company expects to relocate operations from the existing 20,000 Sq. Ft. Ronkonkoma facility, to the new location

  ITEM 3.  LEGAL PROCEEDINGS
  On September 24, 1999 the Company was named in a lawsuit. The nature of this legal proceeding focused on the intellectual property obtained during the purchase of assets of Stainless Design Corporation. On November 10, 1999, the Company responded with a counterclaim. It is legal counsels' belief that the lawsuit against CVD is without merit and that our counter-suit will be successful. The Company considers its potential exposure to be negligible and covered by insurance.

  On October 27, 1999, the Company initiated a lawsuit against a customer upon certain outstanding bills. The Company was awarded a judgement of $48,452 that covers the amount owed. However, the customer filed for bankruptcy protection and the customer's assets are in the process of being liquidated to help satisfy all creditors. In 2001, all the assets of the customer were liquidated and used to partially pay administrative fees. There were no residual assets for the creditors. This item is not considered to be material in nature.

  On January 26, 2000, the Company initiated a lawsuit against a customer upon certain outstanding bills. The customer responded with a counterclaim that legal counsel believes to be without merit. This action is still pending and is not considered to be material in nature.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  A shareholder's meeting was held in the third quarter of 2001 for the primary purpose of re-electing directors and approving the selection of our outside auditing firm.

                                    PART II

  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
      RELATED SECURITY HOLDER MATTERS

  PRINCIPAL MARKET
  The stock has been traded on the AMEX under the symbol CVV since June 2001. Prior to June 2001, the stock was traded on the OTC Bulletin Board under the symbol of CVDE.

  STOCK PRICE INFORMATION
  The Company's common stock first began to be publicly traded on September 11, 1985 and prior to that date the Company was privately held. The following chart sets forth the high and low closing bid price of the Common Stock for the indicated periods.

            Period                                    High         Low
  January 1, 2000 through March 31, 2000              3.750        0.875
  April 1, 2000 through June 30, 2000                 2.750        1.625
  July 1, 2000 through September 30, 2000             5.375        2.000
  October 1, 2000 through December 31, 2000           5.000        2.188
  January 1, 2001 through March 31, 2001              5.063        3.500
  April 1, 2001 through June 30, 2001                 4.250        3.190
  July 1, 2001 through September 30, 2001             3.590        2.080
  October 1, 2001 through December 31, 2001           3.890        2.050

  The chart reflects inter-dealer prices, without retail mark-up, markdown, or commission and does not represent actual transactions.

  DIVIDENDS
  The Company paid no cash dividends during the period, nor does the Company expect to pay a cash dividend in the near future. The Company's policy has been to utilize cash in growing and expanding the business.

  APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK
  The number of holders of record of the Company's Common Stock as of March 1, 2002 was approximately 613.

  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

  2001 COMPARED TO 2000
  The difference in 2001 financial data when compared to 2000 is mainly attributed to the growth of the CVD and SDC divisions and the start-up of the Research International division. In 2002 we expect to see continued growth for all four divisions.

  New orders in 2001 totaled $2.1 million for CVD and $3.8 million for SDC and $0.6 million for ECS for a total of $6.5 million, which was 58% lower than 2000's level of new orders of $15.3 million. The revenues produced a net profit of $874,142. Diluted net earnings per share were $.27 in 2001 compared to $.29 in 2000. In the past the Company has generally manufactured customized equipment. In 2001 the Company worked on further developing a line of standard products to supplement to our custom systems and we began shipping some of these products in 2001.

  REVENUE
  An increase in volume resulted in revenue for the year being $10,839,993, which was a 14.1% increase from 2000 revenues of $9,504,181.

  The type of sales in 2001 was similar to those of 2000. The Company shipped approximately 12% to government associated entities, 19% to major colleges and universities, 3% to research laboratories and another 66% was shipped to significant Fortune 500 industrial companies.

  COSTS AND EXPENSES
  In 2001, cost of revenues as a percentage of revenues increased to 64% from 61% in 2000. The main reason for the 3% increase in cost of revenues as a percentage of sales was an increase in payroll expenses. The Company averaged 79 employees in 2001 compared to 63 employees in 2000. The actual cost of revenues increased from $5,809,275 in 2000 to $6,940,080 in 2001, an increase of $1,130,805. Of this increase, $484,787 is attributable to increased purchases of material, and $514,731 to increases in salaries.

  Selling and shipping expense was higher by $109,236 in 2001 compared to 2000. This mainly resulted from a $100,075 increase in salaries.

  General and Administrative expenses rose by $423,861 in 2001 compared to 2000. This resulted mainly from a $259,423 increase in salaries and an increase in legal fees of $165,015.

  Interest expense decreased by $5,818 from 2000 to 2001 as the Company's average outstanding debt on the Saugerties facility decreased.

  LIQUIDITY AND CAPITAL RESOURCES
  By year-end 2001, the Company's cash position increased to $2,361,150 from $600,621 at the beginning of the year. In addition to the year end cash position, there were significant cash layouts during the year, $400,000 for the acquisition of Research International, $257,500 for the acquisition of the new building, and $386,374 for Federal taxes.

  In 2001, accounts receivable, net of the allowance, decreased to $1,212,237 from $2,002,540 in 2000 while inventory increased to $829,040 from $454,898. The increase in inventory was a result of the acquisition of the Research International division where $650,000 was due to inventory. The decrease in receivables from 2001 to 2000 was attributable to timing of customer payments and billings. The increase in inventory in 2001 was mainly due to a decrease in work in process of $117,847, an increase in raw materials of $308,175 and an increase in finished goods of $183,814.

  In 2002, we expect to have sufficient cash flow from operations and do not anticipate the need to raise additional funds for the normal course of business.


  2000 COMPARED TO 1999
  The difference in 2000 financial data when compared to 1999 is mainly attributed to the growth of the CVD and SDC divisions and the start-up of the ECS division. In 2001 we expect to see continued growth for all three divisions.

  New orders in 2000 totaled $9.5 million for CVD and $5.6 million for SDC and $0.2 million for ECS for a total of $15.3 million, which was 155% higher than 1999's level of new orders of $6.0 million. The revenues produced a net profit of $928,679. Diluted net earnings per share were $.29 in 2000 compared to $.05 in 1999. In the past the Company has generally manufactured customized equipment. In 1999 the Company worked on developing a line of standard products as a supplement to our custom systems and began shipping some of these products in 2000. In September 1997, the Company opened a Web site, www.cvdequipment.com to support the Company's marketing program. In May 1999 the Company opened its second web site, www.stainlessdesign.com and in November of 1999 a third wed site was added, www.equipmentconsulting.com.

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

  COSTS AND EXPENSES
  In 2000, cost of revenues as a percentage of revenues decreased to 61% from 65% in 1999. The main reason for the 4% decrease in cost of revenues as a percentage of sales was a decrease in payroll expenses. The Company averaged 63 employees in 2000 compared to 51 employees in 1999. The actual cost of revenues increased from $3,453,307 in 1999 to $5,809,275 in 2000, an increase of $2,355,968. Of this increase, $1,497,618 is attributable to increased purchases of material, and $662,721 to increases in salaries.

  Selling and shipping expense was lower by $186 in 2000 compared to 1999. This mainly resulted from a $96,150 increase in commissions, a $22,254 increase in freight expense, which was offset by a decrease of $105,433 in salaries, and $11,820 decrease in travel.

  General and Administrative expenses rose by $418,448 in 2000 compared to 1999. This resulted mainly from a $182,071 increase in salaries and employee benefits, an increase in depreciation of $31,025, an increase in legal fees of $112,070, an increase of $39,012 in shareholders' expense and bad debt of $55,096.

  Interest expense increased by $16,816 from 1999 to 2000 as the Company's average outstanding debt increased in 2000 as a result of a mortgage on the SDC facility.


  LIQUIDITY AND CAPITAL RESOURCES
  By year-end 2000, the Company's cash position increased to $600,621 from $91,714 at the beginning of the year. During year 2000, the Company sold the remaining $330,500 worth of securities it held at the end of 1999.

  In 2000, accounts receivable, net of the allowance, increased to $2,002,540 from $1,019,771 in 1999 while inventory decreased to $454,898 from $713,762. The increase in receivables from 2000 to 1999 is associated with an increase in revenues. The decrease in inventory in 2000 was mainly due to a decrease in work in process of $100,261 and a decrease in finished goods of $120,148.

  In 2001, we expect to have sufficient cash flow from operations and do not anticipate the need to raise additional funds.



  ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CVD EQUIPMENT CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                               FORM 10-KSB ITEM 7

                     Years ended December 31, 2001 and 2000

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Page No.


  INDEPENDENT AUDITORS' REPORT....................................... F-3


  FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of December 31, 2001 and 2000....... F-4

  Consolidated Statements of Income
    for the Years Ended December 31, 2001 and 2000................... F-5

  Consolidated Statements of Stockholders' Equity for the Years Ended
    December 31, 2001 and 2000....................................... F-6

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2001 and 2000....................................... F-7

  Notes to Consolidated Financial Statements......................... F-8

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
                                                           (631) 434-9500



                          INDEPENDENT AUDITORS' REPORT


  To the Board of Directors and Stockholders
  CVD Equipment Corporation
  Ronkonkoma, New York


  We have audited the accompanying consolidated balance sheets of CVD Equipment Corporation and Subsidiary (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVD Equipment Corporation and Subsidiary as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended, in conformity with auditing standards generally accepted in the United States of America.

  /S/ Albrecht, Viggiano, Zureck & Company, P.C.

  Hauppauge, New York
  February 15, 2002, except for Note 16, as to which the date is March
  7, 2002

                                      F-4

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000

                                                             2001            2000
                                                         ------------    ------------
  ASSETS

  Current Assets
    Cash and cash equivalents                            $ 2,361,150     $   600,621
    Accounts receivable, net                               1,212,237       2,002,540
    Costs and estimated earnings in excess of billings
     on uncompleted contracts                                358,022       1,483,459
    Inventories                                              829,040         454,898
    Other current assets                                      20,269          32,155
                                                         ------------    ------------
                                   Total Current Assets    4,780,718       4,573,673

  Property, Plant and Equipment, net                       2,060,502       2,258,512

  Deferred Income Taxes                                      268,623         306,623

  Other Assets                                               439,067         148,130
                                                         ------------    ------------
                                            Total Assets $ 7,548,910     $ 7,286,938
                                                         ============    ============
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Accounts payable                                     $   153,332     $   607,777
    Accrued expenses                                         378,231         685,839
    Billings in excess of costs on uncompleted contracts         -0-         146,613
    Current maturities of long-term debt                     365,790          18,135
                                                         ------------    ------------
                               Total Current Liabilities     897,353       1,458,364
  Long-Term Debt, net of current portion                     864,100         959,570
                                                         ------------    ------------
                                                           1,761,453       2,417,934
                                                         ------------    ------------

  Commitments and Contingencies

  Stockholders' Equity
    Common stock - $0.01 par value - 10,000,000 shares
      authorized; 3,032,325 and 3,000,750 shares issued
      and outstanding at December 31, 2001 and
      2000, respectively                                      30,323          30,008
    Additional paid-in capital                             2,892,416       2,848,420
    Retained earnings                                      2,864,718       1,990,576
                                                         ------------    ------------
                              Total Stockholders' Equity   5,787,457       4,869,004
                                                         ------------    ------------
              Total Liabilities and Stockholders' Equity $ 7,548,910     $ 7,286,938

  See notes to consolidated financial statements.

                                      F-5

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF
                     Years ended December 31, 2001 and 2000
                                                             2001            2000
                                                         ------------    ------------
  Revenues
    Revenue on completed contracts                       $ 9,009,323     $ 6,828,603
    Revenue on uncompleted contracts                       1,830,670       2,675,578
                                                         ------------    ------------
                                          Total Revenues  10,839,993       9,504,181
                                                         ------------    ------------
  Costs of Revenues
    Costs on completed contracts                           6,060,054       4,479,213
    Costs on uncompleted contracts                           880,026       1,330,062
                                                         ------------    ------------
                                 Total Costs of Revenues   6,940,080       5,809,275
                                                         ------------    ------------
                                            Gross Profit   3,899,913       3,694,906
                                                         ------------    ------------
  Operating Expenses
    Selling and shipping                                     675,247         566,011
    General and administrative                             2,150,276       1,726,415
                                                         ------------    ------------
                                Total Operating Expenses   2,825,523       2,292,426
                                                         ------------    ------------
                                                           1,074,390       1,402,480
                                                         ------------    ------------
  Other Income (Expense)
    Interest income                                           52,644          43,667
    Interest expense                                         (64,674)        (70,492)
    Gain on sale of fixed assets                              37,666             -0-
    Loss on sale of securities                                   -0-         (19,500)
    Other income                                               6,968          18,014
                                                         ------------    ------------
                            Total Other Income (Expense)      32,604         (28,311)
                                                         ------------    ------------
                                     Income Before Taxes   1,106,994       1,374,169
  Income Tax Provision                                       232,852         445,490
                                                         ------------    ------------
                                              Net Income $   874,142     $   928,679
                                                         ============    ============
  Earnings Per Share
    Basic                                                $      0.29     $      0.31
    Diluted                                              $      0.27     $      0.29

  Weighted Average Shares
    Basic                                                  3,014,744       2,963,972
    Diluted                                                3,263,395       3,183,387

  See notes to consolidated financial statements.

                                      F-6

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended December 31, 2001 and 2000
                                                    Accumulated
                                       Additional      Other                       Total
                          Common        Paid-In     Comprehensive   Retained    Stockholders'
                           Stock        Capital        Income       Earnings       Equity
                        ------------  ------------  ------------  ------------  ------------
  Balance as of
    December 31, 1999   $    29,188   $ 2,838,990   $   (35,510)  $ 1,061,897   $ 3,894,565

  Net income                                                          928,679       928,679

  Total comprehensive
    income                                               35,510                      35,510

  Compensatory stock
    Options                     820         9,430                                    10,250
                        ------------  ------------  ------------  ------------  ------------
  Balance as of
    December 31, 2000   $    30,008   $ 2,848,420   $       -0-   $ 1,990,576   $ 4,869,004

  Net income                                                          874,142       874,142

  Compensatory stock
    Options                     315        43,996           -0-           -0-        44,311
                        ------------  ------------  ------------  ------------  ------------
  Balance as of
    December 31, 2001   $    30,323   $ 2,892,416   $       -0-   $ 2,864,718   $ 5,787,457
                        ============  ============  ============  ============  ============

  See notes to consolidated financial statements.

                                      F-7

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2001 and 2000
                                                             2001            2000
                                                         ------------    ------------
  Cash Flows from Operating Activities
    Net income                                           $   874,142     $   928,679
    Adjustments to reconcile net income to net
      cash provided by operating activities:
        Deferred tax provision                                38,000          42,145
        Depreciation and amortization                        265,671         269,450
        Gain on sale of fixed assets                         (37,666)            -0-
        Bad debt provision                                     4,538          21,966
        Loss on sale of securities                               -0-          19,500
        (Increase) decrease in:
          Accounts receivable                                785,765      (1,004,735)
          Costs and estimated earnings in excess
            of billings on uncompleted contracts           1,125,437        (993,245)
          Inventory                                          (24,142)        258,864
          Prepaid income taxes                                   -0-          12,812
          Other current assets                                11,886           7,232
          Other assets                                      (339,426)        (16,895)
        Increase (decrease) in:
          Accounts payable                                  (454,445)        436,639
          Accrued expenses                                  (307,608)        401,705
          Billings in excess of costs
            on uncompleted contracts                        (146,613)         79,109
                                                         ------------    ------------
              Net Cash Provided By Operating Activities    1,795,539         463,226
                                                         ------------    ------------
  Cash Flows from Investing Activities
    Capital expenditures                                    (126,781)       (277,286)
    Proceeds from sale of securities                             -0-         330,500
    Proceeds from sale of fixed assets                       145,275             -0-
                                                         ------------    ------------
             Net Cash Provided In Investing Activities        18,494          53,214
                                                         ------------    ------------
  Cash Flows from Financing Activities
    Proceeds from the exercise of options                     44,311          10,250
    Payments of long-term debt                               (97,815)        (17,783)
                                                         ------------    ------------
                 Net Cash Used By Financing Activities       (53,504)         (7,533)
                                                         ------------    ------------
             Net Increase in Cash and Cash Equivalents     1,760,529         508,907
  Cash and Cash Equivalents at Beginning of Year             600,621          91,714
                                                         ------------    ------------
              Cash and Cash Equivalents at End of Year   $ 2,361,150     $   600,621
                                                         ============    ============

  See notes to consolidated financial statements.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

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

  Basis of Consolidation

  The consolidated financial statements include the accounts of CVD Equipment Corporation and its wholly-owned subsidiary. In December 1998, a subsidiary, Stainless Design Concepts, Ltd., was formed as a New York corporation. In April 1999, this subsidiary was merged into CVD Equipment Corporation. The Company has one inactive subsidiary, CVD Materials Corporation as of December 31, 2001. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

  Reclassifications

  Certain items have been reclassified in the 2000 financial statements to conform to the 2001 presentation. These reclassifications have no effect on the net income previously reported.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

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

  Software Capitalization

  In 1998, the Company adopted Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs totaled $10,886 and $27,853 for the years ended December 31, 2001 and 2000, respectively, and are included in Other Assets. All software is amortized straight-line over three years. Amortization expense related to software totaled $26,391 and $20,731 for the years ended December 31, 2001 and 2000, respectively.

  Intangible Assets

  In December 1998, the Company paid $15,000 for the right to use the trade name, "Stainless Design". This amount is included in Other Assets and amortized straight-line over ten years. Also in December 1998, the Company purchased engineering drawings for $25,000, which is included in Other Assets and amortized straight-line over 15 years. As of December 31, 1999 and 1998, the Company recorded in Other Assets a license agreement costing $10,000. The license agreement is being amortized over its life of 5 years. During 2001, the Company acquired intellectual property in connection with the acquisition of the Research International division. The cost of the intellectual property was $50,000 and is being amortized over fifteen years on a straight-line basis. Amortization expense recorded by the Company in 2001 and 2000 for these intangibles totaled $5,167.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

  Note 1 - Summary of Significant Accounting Policies (continued)

  Revenue and Income Recognition

  In December 1999, the SEC released SAB No. 101, "Revenue Recognition in Financial Statements", providing the staff's views in applying accounting principles generally accepted in the United States to certain revenue recognition issues. The Company adopted SAB No. 101, as amended in the fourth quarter of 2000 as required. The adoption of SAB No. 101 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

  The Company recognizes revenues and income using the percentage-of-completion method for complex major products while revenues from other products are recorded when such products are accepted and shipped. Profits on contracts for complex major products are recorded on the basis of the Company's estimates of the percentage-of-completion of individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Under this method, revenues are recognized based on costs incurred to date compared with total estimated costs.

  The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

  The liability, "Billings in excess of costs on uncompleted contracts," represents amounts billed in excess of revenues earned.

  Bad Debts

  Accounts receivable are presented net of an allowance for doubtful accounts of $26,504 and $21,966 as of December 31, 2001 and 2000, respectively. The allowance is based on prior experience and management's evaluation of the collectibility of accounts receivable. Management believes the allowance is adequate. However, further additions may be necessary based on changes in economic conditions.

  Product Warranty

  The Company records warranty costs as incurred and does not provide for possible future costs. Management estimates such costs not to be material based on prior experience. However, it is reasonably possible that this estimate may change in the future.

  Advertising Costs

  The Company expenses advertising costs which are not expected to benefit future periods. Advertising expenses included in selling and shipping expenses were $18,217 and $1,938 in 2001 and 2000, respectively. As of December 31, 2001 and 2000, the Company's capitalized advertising costs included in Other Assets totaled $63,849 and $62,681, respectively, to develop a web site and to print brochures expected to be used in the future. Capitalized advertising costs are amortized straight-line over three years. Amortization expense related to advertising costs totaled $16,586 and $19,855 in 2001 and 2000, respectively.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

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
                                          2001                      2000
                                 ----------------------    ----------------------
                                 Basic        Dilutive     Basic        Dilutive
                                 ---------    ---------    ---------    ---------
  Weighted-average number of
    common shares outstanding    3,014,744    3,014,744    2,963,972    2,963,972
                                 =========                 =========
  Dilutive options to purchase
    common shares outstanding                   248,651                   219,415
                                              ---------                 ---------
                                              3,263,395                 3,183,387
                                              =========                 =========

  The effects of 3,500 options granted in 2000 at an exercise price $3.25 were not included in the computation of diluted earnings per share for the year ended December 31, 2000 because they are anti-dilutive.

  Cash and Cash Equivalents

  The Company considers all highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

  Concentration of Credit Risk

  The Company places most of temporary cash investments with financial institutions and normally exceeds the FDIC limit. The Company has not experienced any losses to date resulting from this policy.

  The Company performs ongoing credit evaluations of its customers' financial position and the risk with respect to trade receivables is further mitigated by the fact that the Company's customer base is diversified.

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

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

  Stock-Based Compensation

  The Company accounts for stock options as prescribed by Accounting Principles Board ("APB") Opinion No. 25 and includes pro forma information in the stock-based compensation footnote, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Accordingly, no compensation cost is recognized for stock options granted in 2001 and 2000 since the option exercise price is not less than the market price of the underlying stock on the date of grant. In 2000, compensation cost is recognized for stock options granted to Directors before December 15, 1999 based upon the fair market value of the options granted. In 2000, compensation cost is also recognized for stock options granted to the President before December 15, 1999 at an exercise price less than the market price of the underlying stock on the date of the grant. In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting For Certain Transactions Involving Stock-an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 and among other issues clarifies the definition of an employee for purposes of applying APB Opinion No. 25. The Company adopted FIN 44 in the first quarter of 2001 with no material effect on the Company's consolidated financial position, results of operations or cash flows. As discussed in Note 10, there were no options granted during 2001.

  Recent Accounting Pronouncements

  In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interest method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually and written down only when impaired. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. Early adoption of the statement will be permitted for companies with a fiscal year beginning after March 15, 2001, for which the first quarter financial statements have not been issued. The Company is currently evaluating these statements but does not expect that they will have a material impact on the Company's financial position, results of operations, or cash flows.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

  Note 1 - Summary of Significant Accounting Policies (continued)

  Shipping and Handling

  It is the Company's policy to include freight in total sales. The amount included in sales was $16,480 and $15,957 for the years ended December 31, 2001 and 2000, respectively. Included in Selling and Shipping is $68,670 and $50,281 for shipping and handling costs for 2001 and 2000, respectively.

  Note 2- Supplemental Cash Flow Information
                                                   2001            2000
                                               ------------    ------------
  Cash paid (received) during the year for:
    Income taxes, net of refunds               $   419,831     $      (794)
    Interest                                        64,674          70,492

  Noncash operating and financing:
    Inventory received as a part of Research
      International acquisition                $  (650,000)    $       -0-

      Less: Note issued for inventory              350,000             -0-
                                               ------------    ------------
                               Net Cash Used       300,000             -0-
                                               ------------    ------------

  Note 3 - Uncompleted Contracts

  Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:
                                                   2001            2000
                                               ------------    ------------
    Costs incurred on uncompleted contracts    $   880,026     $ 1,330,062
    Estimated earnings                             950,644       1,633,470
                                               ------------    ------------
                                                 1,830,670       2,963,532
    Billings to date                            (1,472,648)     (1,626,686)
                                               ------------    ------------
                                               $   358,022     $ 1,336,846
                                               ============    ============
    Included in accompanying balance sheets
      under the following captions:

      Costs and estimated earnings in excess
        of billings on uncompleted contracts   $   358,022     $ 1,483,459
      Billings in excess of costs and estimated
        earnings on uncompleted contracts              -0-        (146,613)
                                               ------------    ------------
                                               $   358,022     $ 1,336,846
                                               ============    ============


                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

  Note 4 - Securities Available-For-Sale

  At December 31, 1999, corporate preferred bonds have been categorized as available-for-sale and stated at fair value. The Company recorded an unrealized holding loss of $51,211 for the year December 31, 1999, which is shown net of a deferred tax asset of $17,490 in accumulated other comprehensive income. All bonds were sold during 2000.

  Note 5 - Inventory

  Inventories consist of the following:
                                                   2001            2000
                                               ------------    ------------
  Raw materials                                $   388,794     $    80,619
  Work-in-process                                   68,184         186,031
  Finished goods                                   372,062         188,248
                                               ------------    ------------
                                               $   829,040     $   454,898
                                               ============    ============

  Note 6 - Property, Plant and Equipment

  Major classes of property, plant and equipment consist of the following:
                                                      2001            2000
                                                  ------------    ------------
       Land                                       $    60,000     $    61,620
       Buildings                                    1,353,964       1,463,551
       Machinery and equipment                        894,945         819,523
       Capitalized labor and overhead                 316,131         753,239
       Furniture and fixtures                         156,116         157,472
       Computer equipment                             161,374         149,001
       Transportation equipment                        99,266          99,266
       Leasehold improvements                          85,027          47,222
                                                  ------------    ------------
                                                    3,126,823       3,550,894
       Accumulated depreciation and amortization   (1,066,321)     (1,292,382)
                                                  ------------    ------------
                                                  $ 2,060,502     $ 2,258,512
                                                  ============    ============
       Depreciation and amortization expense      $   217,182     $   223,418
                                                  ============    ============

  Note 7 - Short-Term Borrowings

  The Company has a line of credit facility with a bank which allows the Company to borrow up to $650,000 until June 1, 2002. Interest is payable on any unpaid principal balance at the bank's prime rate plus 0.75%. As of December 31, 2001 and 2000, no amounts were outstanding on this facility. The Company has an additional $350,000 credit line that is utilized as a letter of credit to secure the $350,000 debt to Research Inc. (Note 8). Borrowings are collateralized by the Company's assets.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

  Note 8 - Long-Term Debt

  Long-term debt consists of the following:
                                                      2001            2000
                                                  ------------    ------------
  KIDCO REALTY CORP.
    $900,000 purchase money mortgage
    secured by real property, building and
    improvements in Saugerties, New York;
    payable in equal monthly installments
    of $5,988, including interest at 7%
    per annum; entire principal comes due
    on May 1, 2009.                               $   874,129     $   884,399

  THE DIME SAVINGS BANK
    $86,400 note payable secured by
    real property and condominium unit in
    Saugerties, New York; payable in equal
    monthly installments of $846,
    including interest at 8.29% per annum
    until August 2004, when interest
    converts to a fixed rate equal to the
    5-year United States Treasury Bill
    rate plus 2.86%; final payment made in
    2001.                                                 -0-          82,112

  NISSAN MOTOR ACCEPTANCE CORP.
    Collateralized by a lien on the
    Company's automobile; payable in 60
    monthly installments of $495 including
    interest of 5.9% per annum; final
    payment due February 5, 2003.                       5,761          11,194

  RESEARCH INC.
    $350,000 note payable for the
    acquisition of assets from Research
    Inc. to be paid in full by November
    2002 at 5.5% interest.  Amount to be
    reduced by any service warranty work
    provided by CVD Equipment Corp.                   350,000             -0-
                                                  ------------    ------------
                                                    1,229,890         977,705
    Less:  Current maturities                         365,790          18,135
                                                  ------------    ------------
                                                  $   864,100     $   959,570
                                                  ============    ============

  Future maturities of long-term debt are as follows:

                          2002    $   365,790
                          2003         12,793
                          2004         12,662
                          2005         13,578
                          2006         14,559
              2007 to maturity        810,508
                                  ------------
                                  $ 1,229,890
                                  ============

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

  Note 9 - Income Taxes

  The provision (benefit) for income taxes include the following:

                                                 2001            2000
                                             ------------    ------------
      Current:
          Federal                            $   186,926     $   375,268
          State                                    7,926          28,077
                                             ------------    ------------
                    Total Current Provision      194,852         403,345
                                             ------------    ------------
      Deferred:
          Federal                                158,246          28,793
          State                                 (120,246)         13,352
                                             ------------    ------------
                   Total Deferred Provision       38,000          42,145
                                             ------------    ------------
                                             $   232,852     $   445,490
                                             ============    ============

  The Company has a state investment tax credit carryforward of $273,057 that may be offset against future state tax liabilities through the year 2016 and other state tax credits totaling $186,222 which may be carried forward indefinitely.

  The difference between the provision for income taxes at the
  Company's effective income tax rate and the federal statutory rate of 34% is as follows:
                                                 2001            2000
                                             ------------    ------------
      Income taxes at statutory rate         $   376,377     $   467,217
      State taxes                                  7,926          21,512
      Investment tax credits and other          (151,451)        (43,239)
                                             ------------    ------------
                 Provision for Income Taxes  $   232,852     $   445,490
                                             ============    ============

  The tax effects of temporary differences giving rise to significant portions of deferred taxes are as follows:
                                                 2001            2000
                                             ------------    ------------
      Allowance for doubtful accounts        $    10,393     $     8,566
      Inventory capitalization                    21,312          17,081
      Deferred revenue                          (167,116)            -0-
      Compensatory stock options                     -0-             523
      Depreciation and amortization              (66,652)        (35,058)
      Investment tax credit                      460,067         315,511
      Other                                       10,619             -0-
                                             ------------    ------------
                         Deferred Tax Asset  $   268,623     $   306,623
                                             ============    ============

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

  Note 10 - Stock-Based Compensation

  On June 15, 1989, the Company instituted a non-qualified stock option plan (the "Plan"). In connection therewith, 700,000 shares of the Company's common stock are reserved for issuance pursuant to options that may be granted under the Plan through June 3, 2004. On June 3, 1996, the Company issued 84,000 options which expire ten years from the date of grant. None of these options were exercisable until June 3, 1999. The option price was less than the fair market value per share on the date the 1996 options were granted. On April 15, 1998, 140,000 options were granted to employees under this Plan. Options granted in 1998 vest straight-line over a four-year period following the date of grant and expire five years after the date of grant. On July 16, 1999, 52,500 options were granted to employees under this Plan. Options granted in 1999 vest incrementally over a four-year period following the date of grant and expire seven years after the date of grant. On February 2, 2000, 242,000 options were granted to employees under this plan. On May 7, 2000 and August 8, 2000, a total of 80,000 options were granted to employees. On October 26, 2000, 3,500 options were granted to employees. All options vest over a four-year period. All options granted in 2000 expire seven years after the date of grant. The option price for options granted in 1999 and 2000 is an amount per share of not less than the fair market value per share on the date the option is granted. In July 2001, the shareholders approved a non-qualified stock option plan covering key employees, officers, directors and other persons that maybe considered as service providers to the Company. Options will be awarded by the Board of Directors or by a committee appointed by the board. Under the plan, an aggregate of 300,000 shares of common stock, $.01 par value of Company are reserved for issuance or transfer upon the exercise of options which are granted. Unless otherwise provided in the option agreement granted under the plan shall become exercisable in 25% installments commencing one year from the anniversary date of the grant. The purchase price of the Common Stock under each option shall be no lower than the average bid price per share, calculated on a monthly basis, that the Common Stock (as reported by NASDAQ) traded during the calendar year immediately preceding the year in which the option is granted. The stock options generally expire five years after the date of grant. The stock option plan shall terminate on July 22, 2011. No options have been granted under the July 2001 plan.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

  Note 10 - Stock-Based Compensation (Continued)

  A summary of stock option activity related to the Company's Plan is as follows:
                                  Beginning       Granted      Exercised      Canceled      Ending
                                  Balance          During        During        During       Balance
                                  Outstanding      Period        Period        Period     Outstanding   Exercisable
                                  ------------  ------------  ------------  ------------  ------------  ------------
  Year ended December 31, 2000
  Number of shares                    266,500       325,500        82,000           -0-       510,000        72,250
  Weighted average exercise price
  per share                       $      0.97   $      0.67   $     0.125   $       -0-   $      1.65   $      1.43
  Year ended December 31, 2001
  Number of shares                    510,000           -0-        31,575           -0-       478,425       130,749
  Weighted average exercise price
  per share                       $      1.65   $       -0-   $      1.40   $       -0-   $      1.67   $      1.55

  The weighted-average per share fair value of the options granted during 2000 was estimated as $1.37 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
                                                        2000
                                                    ------------
                   Risk-free interest rate          5.74 - 6.52%
                   Expected option life               7 years
                   Expected volatility                  80%
                   Expected dividend yield               0%

  There were no options issued during 2001.

  The following table summarizes information about the options at December 31, 2001
                          Options Outstanding                Options Exercisable
                  ----------------------------------------  --------------------------
                                  Weighted      Weighted                    Weighted
                                  Average       Average                     Average
    Exercise         Number      Remaining    Exercisable      Number     Exercisable
      Price       Outstanding       Life         Price      Exercisable      Price
  --------------  ------------  ------------  ------------  ------------  ------------
  $0.13 - $1.00        51,000    4.55 years   $    1.00          15,300   $      1.00
  $1.51 - $1.75       343,925    3.96 years   $    1.68         101,099   $      1.57
  $2.00 - $2.75        80,000    5.47 years   $    2.00          14,000   $      2.00
  $3.00 - $3.25         3,500    5.50 years   $    3.25             350   $      3.25

  Had compensation expense for the Company's stock-based compensation plan been determined consistent with SFAS 123, net income and earnings per share

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

  Note 10 - Stock-Based Compensation (Continued)

  for the year ended December 31, 2000 would be decreased to the pro forma amounts indicated below:
                                                       2000
                                                   ------------
  Net income
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

  Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are optional. During the years ended December 31, 2001 and 2000, the Company incurred 401(k) administrative costs totaling $2,478 and $1,990 respectively. No employer contribution has been made for 2001 and 2000.

  Note 12 - Concentration of Credit Risk

  Significant Customers

  The Company's sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology. In 2001, the Company had one customer, which represented approximately 10% of sales. This customer represented 19% of total billed and unbilled receivables at December 31, 2001. Another customer represented 25% of total billed and unbilled receivables at December 31, 2001. This customer represented an inmaterial percentage of sales in 2001. In 2000, the Company had two significant customers which each represented 10% of sales. No one customer was considered significant to total billed and unbilled receivables at December 31, 2000.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

  Note 12 - Concentration of Credit Risk (Continued)

  Export Sales

  Export sales to unaffiliated customers represented approximately 15% and 3% of sales for the years ended December 31, 2001 and 2000, respectively. Export sales in 2001 and 2000 were primarily to customers in Asia. All contracts are denominated in U.S. dollars. The Company does not enter into any foreign exchange contracts.

  Note 13 - Related Party Transactions

  The general counsel for the Company is also a director. The Company incurred legal fees for his professional services of approximately $94,000 and $30,000 for the years ended December 31, 2001 and 2000, respectively. As of December 31, 2001 and 2000, the Company owed the general counsel $36,274 and $26,000, respectively.

  Note 14 - Segment Reporting

  In 1999, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. As a result, Stainless Design Concepts ("SDC"), which was a subsidiary of the Company as of December 31, 1998, operated as a segment of the Company as of December 31, 1999. SDC is the Company's ultra-high purity manufacturing division in Saugerties, New York. In November 1999, a division called Equipment Consulting Services (ECS) was formed. Operations commenced in January 2000. ECS is the Company's equipment refurbishing division located in Saugerties, New York. During 2001, the Company created another division called Research International ("RI"); the new division is located at 1881 Lakeland Avenue, Ronkonkoma New York. RI is a manufacturer of Surface Mount Technology equipment. The accounting policies of SDC,ECS and RI are the same as those described in the summary of significant accounting policies (see Note 1). The Company evaluates performance based on several factors, of which the primary financial measure is earnings before taxes. The following table presents certain information regarding the Company's segments at December 31, 2001 and for the year then ended:

                                     CVD           SDC           ECS            RI           Elim.       Consol.
                                 ------------  ------------  ------------  ------------  ------------  ------------
  Assets                         $ 6,038,553   $ 2,461,687   $   380,407   $   772,947   $(2,104,684)  $ 7,548,910
                                 ============  ============  ============  ============  ============  ============
  Revenues                       $ 5,477,685   $ 4,784,149   $   935,333   $    31,327   $  (388,501)  $10,839,993
  Interest income                     51,039         1,605           -0-           -0-                      52,644
  Interest expense                       515        64,159           -0-           -0-                      64,674
  Depreciation and amortization      119,271       140,822         1,993         3,585                     265,671
  Capital expenditures                17,144        21,832        33,205        54,600                     126,781
  Pretax earnings (loss)             912,943       505,312      (184,469)     (126,792)                  1,106,994
                                 ============  ============  ============  ============  ============  ============

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

  Note 15 - Commitments and Contingencies

  Leases

  The Company rents its headquarters and operations in Ronkonkoma, New York under a lease expiring on July 31, 2006. Minimum future rental commitments are as follows:

              Year ending December 31, 2002      $   144,000
                                       2003          145,800
                                       2004          150,170
                                       2005          154,665
                                       2006           91,777
                                                 ------------
                                                 $   686,412
                                                 ============

  Rental expense under the above operating lease totaled $137,589 and $130,751 for 2001 and 2000, respectively.

  Legal Proceedings

  On September 24, 1999 the Company was named in a lawsuit. The nature of this legal proceeding focused on the intellectual property obtained during the purchase of assets of Stainless Design Corporation. On November 10,1999, the Company responded with a counterclaim. It is legal counsels' belief that the lawsuit against the Company is without merit. The Company considers its potential exposure to be negligible and/or covered by insurance.

  Note 16- Subsequent Events

  Purchase of Facility

  On March 7, 2002, the Company purchased a 50,000 square foot facility in Ronkonkoma New York and will relocate from the existing 20,000 square foot facility. Included in Other Assets at December 31, 2001 is a $257,500 deposit on this facility. The total cost of the new facility will be approximately $3 million including approximately $1 million in renovations. The purchase and improvements will be financed, in part, with a $2.7 million mortgage which will be payable over 15 years at 5.67% per annum. The Company plans to sublease their existing facility.

                   INDEX TO SUPPLEMENTARY FINANCIAL SCHEDULES

                                                                  Page No.


  Independent Auditors' Report on Supplementary Information.......... S-2

  Supplementary Financial Schedules:

           II.  Valuation and qualifying accounts.................... S-3

          III.  Amounts receivable from related parties and
                  underwriters, promoters, and employees other
                  than related parties............................... S-4

           IV.  Property, plant and equipment........................ S-5

            V.  Accumulated depreciation and amortization
                of property, plant and equipment..................... S-6

           VI.  Supplementary income statement information........... S-7

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
                                                            (631) 434-9500


           INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION




  To the Board of Directors and Stockholders
  CVD Equipment Corporation
  Ronkonkoma, New York


  We have audited and reported separately herein on the consolidated financial statements of CVD Equipment Corporation and subsidiary (the Company) as of and for the years ended December 31, 2001 and 2000.

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

  /S/ Albrecht, Viggiano, Zureck & Company, P.C.

  Hauppauge, New York
  February 15, 2002, except for Note 16, as to which the date is March 7, 2002

                                      S-3

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                            FORM 10-KSB, SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                     Years ended December 31, 2001 and 2000
                                                           Additions
                                                    --------------------------
                                       Balance at   (1) Charged   (2) Charged                   Balance
                                       Beginning    to Costs and    to Other                     at End
  Deducted from Assets                 of Period      Expenses      Accounts     Deductions    of Period
  ----------------------------------  ------------  ------------  ------------  ------------  ------------
  Allowance for net unrealized gains
    (losses) on securities:
      Year ended December 31, 2001    $       -0-                                             $       -0-

      Year ended December 31, 2000        (53,000)                              $   (53,000)          -0-

  Allowance for doubtful accounts:
      Year ended December 31, 2001         21,966   $     4,538                                    26,504

      Year ended December 31, 2000         22,410                                      (444)       21,966


                                      S-4

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                           FORM 10-KSB, SCHEDULE III
           AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                     Years ended December 31, 2001 and 2000
          Col. A                   Col. B        Col. C                Col. D              Col. E
  -----------------------------  ------------  ------------  --------------------------  ------------
                                                                     Deductions
                                                             --------------------------
                                  Balance at                     (1)           (2)        Balance at
                                  Beginning                    Amounts       Amounts        End of
       Name of Debtor             of Period     Additions     Collected    Written off      Period
  -----------------------------  ------------  ------------  ------------  ------------  ------------
  Year ended December 31, 2001   $       -0-   $       -0-   $       -0-   $       -0-   $       -0-

  Year ended December 31, 2000   $       -0-   $       -0-   $       -0-   $       -0-   $       -0-


                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                            FORM 10-KSB, SCHEDULE IV
                         PROPERTY, PLANT AND EQUIPMENT
                     Years ended December 31, 2001 and 2000

             Col. A                         Col. B           Col. C          Col. D          Col. E
  -------------------------------         ------------    ------------    ------------    ------------
                                           Balance at                        Other         Balance at
                                            Beginning      Additions       Changes -         End of
          Description                       of Period       at Cost       Add (Deduct)       Period
  -------------------------------         ------------    ------------    ------------    ------------
  2001:
    Land                                  $    61,620                     $    (1,620)    $    60,000
    Building                                1,463,551     $       600        (110,187)      1,353,964
    Machinery and equipment                   819,523          75,422                         894,945
    Capitalized labor and overhead            753,239                        (437,108)        316,131
    Furniture and fixtures                    157,472             581          (1,937)        156,116
    Computer equipment                        149,001          12,373                         161,374
    Transportation equipment                   99,266                                          99,266
    Leasehold improvements                     47,222          37,805                          85,027
                                          ------------    ------------    ------------    ------------
                                          $ 3,550,894     $   126,781     $  (550,852)    $ 3,126,823
                                          ============    ============    ============    ============
  2000:
    Land                                  $    61,620                                     $    61,620
    Building                                1,463,551                                       1,463,551
    Machinery and equipment                   633,744     $   193,779     $    (8,000)        819,523
    Capitalized labor and overhead            753,239                                         753,239
    Furniture and fixtures                    156,283           1,189                         157,472
    Computer equipment                        108,136          40,865                         149,001
    Transportation equipment                   50,750          48,516                          99,266
    Leasehold improvements                     46,285             937                          47,222
                                          ------------    ------------    ------------    ------------
                                          $ 3,273,608     $   285,286     $    (8,000)    $ 3,550,894
                                          ============    ============    ============    ============

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                            FORM 10-KSB, SCHEDULE V
   ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                     Years ended December 31, 2001 and 2000

             Col. A                         Col. B           Col. C          Col. D          Col. E
  -------------------------------         ------------    ------------    ------------    ------------
                                           Balance at                        Other         Balance at
                                            Beginning      Additions       Changes -         End of
          Description                       of Period       at Cost       Add (Deduct)       Period
  -------------------------------         ------------    ------------    ------------    ------------
  2001:
    Building                              $    56,291     $    36,123     $    (5,651)    $    86,763
    Machinery, equipment and capitalized
      labor and overhead                      939,083         128,638        (437,108)        630,613
    Furniture and fixtures                    136,560           3,857            (485)        139,932
    Computer equipment                         84,549          22,297                         106,846
    Transportation equipment                   54,471          20,537                          75,008
    Leasehold improvements                     21,428           5,731                          27,159
                                          ------------    ------------    ------------    ------------
                                          $ 1,292,382     $   217,183     $  (443,244)    $ 1,066,321
                                          ============    ============    ============    ============
  2000:
    Building                              $    18,764     $    37,527                     $    56,291
    Machinery, equipment and capitalized
      labor and overhead                      798,222         140,861                         939,083
    Furniture and fixtures                    132,637           3,923                         136,560
    Computer equipment                         64,493          20,056                          84,549
    Transportation equipment                   37,654          16,817                          54,471
    Leasehold improvements                     17,194           4,234                          21,428
                                          ------------    ------------    ------------    ------------
                                          $ 1,068,964     $   223,418     $               $ 1,292,382
                                          ============    ============    ============    ============

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                            FORM 10-KSB, SCHEDULE VI
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                     Years ended December 31, 2001 and 2000

                  Col. A                                 Col. B

                                              Charges to Costs and Expenses

       Item                                       2001            2000
       -----                                  ------------    ------------
  1.  Amortization of software, advertising
      costs and other intangible assets       $    48,489     $    46,032

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

                                                               Officer/
                                    Position with              Director
  Name of Officer/Director   Age    the Company                Since
  Leonard A. Rosenbaum       56     President & CEO            1982
  Alan H. Temple, Jr.        68     None                       1986
  Mitchell Drucker           53     Chief Financial Officer    1999
  Sharon Canese              41     Secretary                  1998
  Martin J. Teitelbaum       52     Assistant Secretary        1985
  Conrad Gunther             53     None                       2000

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

  Conrad Gunther was elected to the Board of Directors at the Annual meeting in 2000. Mr. Gunther is president of C J Gunther & Associates. He is the President of Electronic Vistas Inc., (EVI). Mr. Gunther also held the position of EVP & COO of North Fork Bancorporation. In addition, Mr. Gunther previously held the position of EVP and Division Manager of European American Bancorp.

  All directors hold office until the next annual meeting of stockholders of the Company or until their successors are elected and qualify.

  The Board of Directors met four times in the year 2001. Mr. Rosenbaum, Mr. Temple, Mr. Teitelbaum and Mr. Gunther attended all meetings.


  ITEM 10.        EXECUTIVE COMPENSATION
  Remuneration
  The following table sets forth certain information as to each of the Company's most highly compensated executive officers whose cash compensation exceeded $100,000.

  SUMMARY COMPENSATION TABLE
  Name and Principal                 Annual        Stock Options
  Position                 Year    Compensation    _ Granted__
  Leonard A. Rosenbaum     2001    $   184,057           -0-
   President and Chief     2000    $   170,434        10,000
   Executive Officer       1999    $   163,742           -0-

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

  In 1996 a total of 84,000 options were granted which did not vest until 1999 at which time they vested 100%. In 1998, 140,000 options were granted to employees other than executive officers or directors. The options vest at 25% per year starting in 1999. In 1999 a total of 52,500 options were granted to employees other than executive officers or directors. The options vest at varying rates starting in 2000. In 2000 a total of 325,500 options were granted to employees, executive officers and directors. These options vest at varying rates. To date 113,575 options have been exercised under this plan.

  In July 2001, the shareholders approved a non-qualified stock option plan covering key employees, officers, directors and other persons that maybe considered as service providers to the company. Options will be awarded by the Board of Directors or by a committee appointed by the board.

  Under the plan an aggregate of 300,000 shares of common stock, $.01 par value of the Company are reserved for issuance or transfer upon the exercise of options which are granted. Unless otherwise provided in the Option Agreement, an option granted under the plan shall become exercisable in 25% installments commencing one year from the anniversary date of the grant. The purchase price of the Common Stock under each option shall be no lower than the average bid price per share, calculated on a monthly basis, that the Common Stock (as reported by NASDAQ) traded during the calendar year immediately preceding the year in which the option is granted. The stock options generally expire five years after the date of grant. The stock option plan shall terminate on July 22, 2011.

  No options have been granted under the July 2001 plan.

  Other than the two non-qualified stock option plan, the Company has no pension or profit sharing plan or other contingent forms of remuneration.



  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
  Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of any class of the Company's voting shares on March 1, 2002:

                                       Amount & Nature
  Title Of      Name and Address of    Of Beneficial      Percentage
  Class         Beneficial Owner       Ownership          of Class
  Common        Leonard A. Rosenbaum    1,300,450         42.9%
  Stock         1881 Lakeland Avenue
                Ronkonkoma, NY 11779
  Common        Alan H. Temple Jr.        194,000          6.4%
  Stock         10 Harrison Circle
                Pittsford, NY 14534

  SECURITY OWNERSHIP OF MANAGEMENT
  The following table sets forth as of March 1, 2002, information concerning the beneficial ownership of each class of equity security by each director and all directors and officers of the Company as a group:

                                       Amount & Nature
  Title Of      Name and Address of    Of Beneficial      Percentage
  Class         Beneficial Owner       Ownership     (1)  of Class
  Common        Leonard A. Rosenbaum    1,300,450         42.9%
  Stock         1881 Lakeland Avenue
                Ronkonkoma, NY 11779
  Common        Martin J. Teitelbaum       26,000    (2)    *
  Stock         329 Middle Country Road
                Smithtown, NY 11787
  Common        Alan H. Temple, Jr.       194,000    (3)   6.4%
  Stock         10 Harrison Circle
                Pittsford, NY 14534
  Common        Mitchell Drucker           23,900    (1)    *
  Stock         307 Quail Drive
                Marmora, NJ  08223
  Common        All Directors and       1,544,350          50.9%
  Stock         Officersas a group
                (four persons)

  * Less than 1%
  (1) Except as noted, all shares are beneficially owned, and the sole voting and investment power is held by the persons named.
  (2) Includes 2000 shares held by Mr. Teitelbaum's wife and beneficial ownership thereof is disclaimed by Mr. Teitelbaum.
  (3) Includes and aggregate of 21,000 shares held by Mr. Temple's wife, as to which he disclaims beneficial interest.

  CHANGES IN CONTROL
  The Company knows of no contractual arrangements that may at a subsequent date result in a change of Company control.

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  During 2001, the Company incurred approximately $94,000 in legal fees to Martin J. Teitelbaum a director of the Company and principal attorney for the law offices of Martin J. Teitelbaum.

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

      The following financial statements of CVD Equipment Corporation are included in Part II, Item 7:

      Report of Independent Certified Public Accountants................. F-3
      Balance Sheets - December 31, 2001 and 2000........................ F-4
      Statements of Income and Comprehensive Income
          Years Ended December 31, 2001 and 2000......................... F-5
      Statements of Stockholders Equity.................................. F-6
      Statements of Cash Flows
          Years Ended December 31, 2001 and 2000......................... F-7
      Notes to the Financial Statements............................. F-8-F-21
  3.  Financial Statement Schedules
      Report of Independent Certified Public Accountants................. S-2
          Schedules:
      II.    Valuation and Qualifying Accounts........................... S-3
      III.   Amounts receivable from Related Parties and Underwriters,
             Promoters, and Employees other than Related Parties,........ S-4
      IV.    Property, Plant and Equipment............................... S-5
      V.     Accumulated depreciation and amortization of Property,
             Plant and Equipment......................................... S-6
      VI.    Supplementary Income Statement Information.................. S-7
             All other schedules are omitted because they are not applicable, or not required, or because information is included in the consolidated financial statements or notes thereto.

  SIGNATURES


  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March 2002.

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