Form 10QSB
period 2002-03-31
CVD EQUIPMENT CORP
filed 2002-05-14
CIK 766792

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

  (Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended                      3-31-02

  (  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE EXCHANGE ACT
      For the transition period from____________________to________________

      Commission file number _____________2-97210-NY______________________

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

       3,037,600 SHARES OF COMMON STOCK, $.01 PAR VALUE AS OF 5-13-02

                           CVD EQUIPMENT CORPORATION
                          NOTE TO FINANCIAL STATEMENTS
                             FOR THE QUARTER ENDING
                                MARCH  31, 2002

                         BASIS OF FINANCIAL STATEMENTS


  The financial data is subject to year end audit and does not claim to be a complete presentation since note disclosure under generally accepted accounting procedures is not included. Note disclosures required under generally accepted accounting procedures are included in the Company's audited financial statements filed as part of Form 10-KSB for the year ended December 31, 2001. Form 10-QSB should be read in conjunction with these financial statements.

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

           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 2002

  REVENUE
  A decrease in volume resulted in first quarter of 2002 revenue being $1,889,919 a 46% decrease from first quarter of 2001 revenue of $3,474,816.

  COSTS AND EXPENSES
  The cost of revenue decreased to $1,249,316 in first quarter of 2002 as compared to $2,192,681 in first quarter of 2001. Of this $943,365 decrease, approximately $943,000 is attributed to material, $33,000 to manufacturing supplies, which is offset by an increase of $25,000 to salaries.

  Selling and shipping expenses decreased to $175,402 in first quarter of 2002 from $186,123 in first quarter of 2001. Of this $10,721 decrease, approximately $32,000 is attributed to commissions , $17,000 to freight expense, which is offset by an increase of $9,000 to salaries, $16,000 to royalties, $9,000 to travel expense and $4,000 to advertising.

  General and Administrative expenses decreased to $494,226 in first quarter of 2002 from $497,273 in first quarter of 2001. This change of $3,047 represents a 1% decrease from the prior year.

  Interest expense increased by $5,684 from $17,318 in first quarter of 2001 to $23,002 in first quarter of 2002, because the company's average outstanding debt increased.

  Interest income increased by $4,602 from $5,226 in first quarter of 2001 to $9,828 in first quarter of 2002, coinciding with the company's increased cash position from March 31st 2001 to March 31st 2002.



  LIQUIDITY AND CAPITAL RESOURCES

  By the end of the first quarter of 2002, the Company's cash position decreased to $1,889,660 from $2,361,150 at the beginning of the year. The decrease in cash is largely attributed to the cash layout for the new building, which $345,000 was for the acquisition and $6,800 for the design renovations.

  However, as part of the building acquisition and the associated mortgage transaction, an escrow account was established. This escrow account was set up to fund the building renovation. This escrow account is not accessible by CVD Equipment Corporation, until the building renovations are complete, the mortgagee inspects the new facility and a new certificate of occupancy is issued. The initial escrow amount was $1,106,250 on March 7, 2002. Interest on this escrow to the end of the quarter was $1,206. Hence, the escrow balance at the end of the first quarter was $1,107,456.

  At the end of the first quarter of 2002, the Company's account receivable position increased to $1,238,424 from $ 1,212,237 at the beginning of the year. This increase was attributable to timing of customer payments and billings.

  At the close of the first quarter of 2002, the Company's backlog increased to approximately $1,929,210 from approximately $1,389,004 at the beginning of the year. This increase is attributed to a increase in order levels.

  The Company believes that its cash and cash equivalents, cash flow from operations and available credit facilities will be sufficient to meet its working capital and investment requirements for the next twelve months. However, future growth, including potential acquisitions, may require additional funding, and from time to time the Company may need to raise capital through additional equity or debt financing.

                        CVD EQUIPMENT CORPORATION
                              BALANCE SHEETS

                                                                      MARCH 31      DECEMBER 31
                                                                        2002            2001
                                                                    (UNAUDITED)      (AUDITED)
                                                                    ------------    ------------
  ASSETS
  CURRENT ASSETS
    CASH AND CASH EQUIVALENTS                                       $ 1,889,660     $ 2,361,150
    ACCOUNTS RECEIVABLE, NET                                          1,238,424       1,212,237
    COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS                 389,555         358,022
    INVENTORY                                                           803,174         829,040
    OTHER CURRENT ASSETS                                                 75,747          20,269
                                                                    ------------    ------------
      TOTAL CURRENT ASSETS                                            4,396,560       4,780,718
  PROPERTY, PLANT AND EQUIPMENT                                       4,202,757       2,060,502
  DEFERRED TAX ASSET                                                    268,623         268,623
  OTHER ASSETS                                                          127,700         356,567
  INVESTMENT                                                          1,107,456             -
  INTANGIBLE ASSETS, NET                                                 80,375          82,500
                                                                    ------------    ------------
      TOTAL ASSETS                                                  $10,183,471     $ 7,548,910
                                                                    ============    ============


  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    ACCOUNTS PAYABLE                                                $   208,889     $   153,332
    ACCRUED EXPENSES                                                    285,087         378,231
    BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS                 11,632             -
    CURRENT MATURITIES OF LONG-TERM DEBT                                473,396         365,790
                                                                    ------------    ------------
      TOTAL CURRENT LIABILITIES                                         979,004         897,353
  LONG-TERM DEBT                                                      3,440,209         864,100
                                                                    ------------    ------------
      TOTAL LIABILITIES                                               4,419,213       1,761,453
                                                                    ------------    ------------

  COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY
    COMMON STOCK - $0.01 PAR VALUE -10,000,000 SHARES AUTHORIZED;
    3,032,325 AND 3,032,325 SHARES  ISSUED & OUTSTANDING                 30,323          30,323
    ADDITIONAL PAID-IN CAPITAL                                        2,892,416       2,892,416
    RETAINED EARNINGS                                                 2,841,519       2,864,718
                                                                    ------------    ------------
      TOTAL STOCKHOLDERS' EQUITY                                      5,764,258       5,787,457
                                                                    ------------    ------------
      TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                    $10,183,471     $ 7,548,910
                                                                    ============    ============


                        CVD EQUIPMENT CORPORATION
                         STATEMENTS OF OPERATIONS

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31
                                                                        2002            2001
                                                                    (UNAUDITED)     (UNAUDITED)
                                                                    ------------    ------------
  REVENUES
    REVENUE ON COMPLETED CONTRACTS                                  $ 1,215,023     $ 1,801,188
    REVENUE ON UNCOMPLETED CONTRACTS                                    674,896       1,673,628
                                                                    ------------    ------------
                                    TOTAL REVENUES                    1,889,919       3,474,816
                                                                    ------------    ------------
  COSTS OF REVENUES
    COST ON COMPLETED CONTRACTS                                         931,667       1,347,480
    COST ON UNCOMPLETED CONTRACTS                                       317,649         845,201
                                                                    ------------    ------------
                                  TOTAL COSTS OF REVENUES             1,249,316       2,192,681
                                                                    ------------    ------------

                                         GROSS PROFIT                   640,603       1,282,135
                                                                    ------------    ------------
  OPERATING EXPENSES
    SELLING AND SHIPPING                                                175,402         186,123
    GENERAL AND ADMINISTRATIVE                                          494,226         497,273
                                                                    ------------    ------------
                          TOTAL OPERATING EXPENSES                      669,628         683,396
                                                                    ------------    ------------
                          OPERATING (LOSS) INCOME                       (29,025)        598,739
                                                                    ------------    ------------
  OTHER INCOME (EXPENSE)
    INTEREST INCOME                                                       9,828           5,226
    INTEREST EXPENSE                                                    (23,002)        (17,318)
    GAIN ON SALE OF FIXED ASSETS                                          2,500             -
    OTHER INCOME                                                         16,488           4,747
                                                                    ------------    ------------
                            TOTAL OTHER INCOME (LOSS)                     5,814          (7,345)
                                                                    ------------    ------------

                              (LOSS) INCOME BEFORE TAXES                (23,211)        591,394
  INCOME TAX PROVISION                                                        9        (202,720)
                                                                    ------------    ------------
                          NET (LOSS) INCOME                             (23,202)        388,674


  EARNINGS (LOSS) PER SHARE
    BASIC                                                           $     (0.01)    $      0.13
    DILUTED                                                         $     (0.01)    $      0.12

  WEIGHTED AVERAGE SHARES
    BASIC                                                             3,032,325       3,002,450
    DILUTED                                                           3,209,801       3,308,743

                        CVD EQUIPMENT CORPORATION
                         STATEMENT OF CASH FLOWS

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31
                                                                        2002            2001
                                                                    (UNAUDITED)     (UNAUDITED)
                                                                    ------------    ------------
  CASH FLOWS FROM OPERATING ACTIVITIES
    NET  (LOSS) INCOME                                              $   (23,202)    $   388,674
    Adjustments to reconcile net income to net cash provided by operating activities:
    DEFERRED TAX BENEFIT (PROVISION)                                        -            68,274
    DEPRECIATION AND AMORTIZATION                                        66,976          66,889
    GAIN ON SALE OF FIXED ASSETS                                         (2,500)
    BAD DEBT PROVISION                                                   (2,047)         32,209
    (Increase) Decrease In:
    ACCOUNTS RECEIVABLES                                                (24,140)       (444,812)
    COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS                 (31,533)        (40,026)
    INVENTORY                                                            25,866         (13,033)
    OTHER CURRENT ASSETS                                                (55,478)            721
    OTHER ASSETS                                                        217,181          (7,660)
    Increase (Decrease) In:
      ACCOUNTS PAYABLE                                                   55,557         (91,149)
      ACCRUED EXPENSES                                                  (93,144)       (200,182)
      BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS               11,632        (107,365)
                                                                    ------------    ------------

        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             145,168        (347,460)
                                                                    ------------    ------------

  CASH FLOWS FROM INVESTING ACTIVITIES
    CAPITAL EXPENDITURES                                             (2,195,418)        (17,664)
    PROCEEDS FROM SALE OF FIXED ASSETS                                    2,500             -
                                                                    ------------    ------------

        NET CASH USED IN INVESTING ACTIVITIES                        (2,192,918)        (17,664)
                                                                    ------------    ------------

  CASH FLOWS FROM FINANCING ACTIVITIES
    PROCEEDS  FROM THE EXERCISE OF OPTIONS                                  -            10,948
    PROCEEDS OF LONG-TERM DEBT                                        1,592,544             -
    PAYMENTS OF LONG-TERM DEBT                                          (16,284)         (4,669)
                                                                    ------------    ------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                     1,576,260           6,279
                                                                    ------------    ------------

        NET DECREASE IN CASH AND CASH EQUIVALENTS                      (471,490)       (358,845)

  CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE QUARTER           2,361,150         600,621
                                                                    ------------    ------------

        CASH AND CASH EQUIVALENTS AT THE END OF THE QUARTER         $ 1,889,660     $   241,776
                                                                    ============    ============


  SIGNATURES


  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of May 2002.

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