Form 10QSB
period 2002-08-09
CVD EQUIPMENT CORP
filed 2002-08-09
CIK 766792

                      US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

  (Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
           For the quarterly period ended      6-30-02

  (  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE EXCHANGE ACT
          For the transition period from____________________to______________

          Commission file number _____________2-97210-NY____________________

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

  3,037,600 SHARES OF COMMON STOCK, $.01 PAR VALUE AS OF 8-09-02

                            CVD EQUIPMENT CORPORATION
                          NOTE TO FINANCIAL STATEMENTS
                             FOR THE QUARTER ENDING
                                 JUNE  30, 2002

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

                               CVD EQUIPMENT CORPORATION
                                     BALANCE SHEETS




                                                                               JUNE 30             DECEMBER 31
                                                                                   2002                2001
                                                                                (UNAUDITED)         (AUDITED)
                                                                              ------------        ------------
  ASSETS
  CURRENT ASSETS
    CASH AND CASH EQUIVALENTS                                                 $   100,874         $2,361,150
    ACCOUNTS RECEIVABLE, NET                                                    1,589,158          1,212,237
    COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS                            75,851            358,022
    INVENTORY                                                                   1,709,885            829,040
    OTHER CURRENT ASSETS                                                          126,020             20,269
                                                                              ------------        ------------
             TOTAL CURRENT ASSETS                                               3,601,788          4,780,718
  PROPERTY, PLANT AND EQUIPMENT                                                 5,246,817          2,060,502
  DEFERRED TAX ASSET                                                              268,623            268,623
  OTHER ASSETS                                                                    142,233            356,567
  INVESTMENT                                                                    1,111,944                -
  INTANGIBLE ASSETS, NET                                                          103,249             82,500
                                                                              ------------        ------------
             TOTAL ASSETS                                                     $10,474,654         $7,548,910
                                                                              ============        ============


  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    ACCOUNTS PAYABLE                                                          $   695,750         $  153,332
    ACCRUED EXPENSES                                                              521,762            378,231
    BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS                            2,904                -
    CURRENT MATURITIES OF LONG-TERM DEBT                                          484,054            365,790
                                                                              ------------        ------------
             TOTAL CURRENT LIABILITIES                                          1,704,470            897,353
  LONG-TERM DEBT                                                                3,396,620            864,100
                                                                              ------------        ------------
             TOTAL LIABILITIES                                                  5,101,090          1,761,453
                                                                              ------------        ------------

  COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY
    COMMON STOCK - $0.01 PAR VALUE -10,000,000 SHARES AUTHORIZED;
    3,037,600 AND 3,032,325 SHARES  ISSUED & OUTSTANDING                           30,376             30,323
    ADDITIONAL PAID-IN CAPITAL                                                  2,900,664          2,892,416
    RETAINED EARNINGS                                                           2,442,524          2,864,718
                                                                              ------------        ------------
             TOTAL STOCKHOLDERS' EQUITY                                         5,373,564          5,787,457
                                                                              ------------        ------------
             TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                       $10,474,654         $7,548,910
                                                                              ============        ============


                          CVD EQUIPMENT CORPORATION
                           STATEMENTS OF OPERATIONS



                                                                                     THREE MONTHS ENDED
                                                                                          JUNE 30

                                                                                  2002                2001
                                                                              (UNAUDITED)         (UNAUDITED)
                                                                              ------------        ------------
  REVENUES
    REVENUE ON COMPLETED CONTRACTS                                            $ 1,895,640         $3,441,977
    REVENUE ON UNCOMPLETED CONTRACTS                                             (254,327)           291,134
                                                                              ------------        ------------
                                             TOTAL REVENUES                     1,641,313          3,733,111
                                                                              ------------        ------------
  COSTS OF REVENUES
    COST ON COMPLETED CONTRACTS                                                 1,391,287          2,187,602
    COST ON UNCOMPLETED CONTRACTS                                                 (89,352)            75,582
                                                                              ------------        ------------
                                    TOTAL COSTS OF REVENUES                     1,301,935          2,263,184
                                                                              ------------        ------------

                                               GROSS PROFIT                       339,378          1,469,927
                                                                              ------------        ------------
  OPERATING EXPENSES
    SELLING AND SHIPPING                                                          202,131            213,328
    GENERAL AND ADMINISTRATIVE                                                    527,036            616,436
                                                                              ------------        ------------
                                      TOTAL OPERATING EXPENSES                    729,167            829,764
                                                                              ------------        ------------
                                       OPERATING (LOSS) INCOME                   (389,789)           640,163
                                                                              ------------        ------------
  OTHER INCOME (EXPENSE)
    INTEREST INCOME                                                                 9,716             10,110
    INTEREST EXPENSE                                                              (24,919)           (16,437)
    GAIN ON SALE OF FIXED ASSETS                                                      -               37,666
    OTHER INCOME                                                                    5,997              1,306
                                                                              ------------        ------------
                                     TOTAL OTHER (LOSS) INCOME                     (9,206)            32,645
                                                                              ------------        ------------

                                    (LOSS) INCOME BEFORE TAXES                   (398,995)           672,808
  INCOME TAX PROVISION                                                                -             (229,690)
                                                                              ------------        ------------
                                             NET (LOSS) INCOME                   (398,995)           443,118


  EARNINGS (LOSS) PER SHARE
    BASIC                                                                     $     (0.13)        $     0.15
    DILUTED                                                                   $     (0.12)        $     0.13

  WEIGHTED AVERAGE SHARES
    BASIC                                                                       3,033,827          3,011,184
    DILUTED                                                                     3,203,502          3,283,844

                          CVD EQUIPMENT CORPORATION
                           STATEMENTS OF OPERATIONS



                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30

                                                                                  2002                2001
                                                                              (UNAUDITED)         (UNAUDITED)
                                                                              ------------        ------------
  REVENUES
    REVENUE ON COMPLETED CONTRACTS                                            $ 3,110,663         $5,243,165
    REVENUE ON UNCOMPLETED CONTRACTS                                              420,569          1,964,762
                                                                              ------------        ------------
                                              TOTAL REVENUES                    3,531,232          7,207,927
                                                                              ------------        ------------
  COSTS OF REVENUES
    COST ON COMPLETED CONTRACTS                                                 2,322,954          3,535,082
    COST ON UNCOMPLETED CONTRACTS                                                 228,297            920,783
                                                                              ------------        ------------
                                     TOTAL COSTS OF REVENUES                    2,551,251          4,455,865
                                                                              ------------        ------------

                                                GROSS PROFIT                      979,981          2,752,062
                                                                              ------------        ------------
  OPERATING EXPENSES
    SELLING AND SHIPPING                                                          377,533            399,451
    GENERAL AND ADMINISTRATIVE                                                  1,021,262          1,113,709
                                                                              ------------        ------------
                                    TOTAL OPERATING EXPENSES                    1,398,795          1,513,160
                                                                              ------------        ------------
                                     OPERATING (LOSS) INCOME                     (418,814)         1,238,902
                                                                              ------------        ------------
  OTHER INCOME (EXPENSE)
    INTEREST INCOME                                                                19,544             15,336
    INTEREST EXPENSE                                                              (47,921)           (33,755)
    GAIN ON SALE OF FIXED ASSETS                                                    2,500             37,666
    OTHER INCOME                                                                   22,485              6,053
                                                                              ------------        ------------
                                   TOTAL OTHER (LOSS) INCOME                       (3,392)            25,300
                                                                              ------------        ------------

                                  (LOSS) INCOME BEFORE TAXES                     (422,206)         1,264,202
  INCOME TAX PROVISION                                                                  9           (432,410)
                                                                              ------------        ------------
                                           NET (LOSS) INCOME                     (422,197)           831,792


  EARNINGS (LOSS) PER SHARE
    BASIC                                                                     $     (0.14)        $     0.28
    DILUTED                                                                   $     (0.13)        $     0.25

  WEIGHTED AVERAGE SHARES
    BASIC                                                                       3,035,703          3,006,817
    DILUTED                                                                     3,208,799          3,296,741

                                  CVD EQUIPMENT CORPORATION
                                   STATEMENT OF CASH FLOWS



                                                                                    THREE MONTHS ENDED
                                                                                          JUNE 30

                                                                                  2002                2001
                                                                              (UNAUDITED)         (UNAUDITED)
                                                                              ------------        ------------
  CASH FLOWS FROM OPERATING ACTIVITIES
    NET  (LOSS) INCOME                                                        $  (398,995)        $  443,118
    Adjustments to reconcile net income to net cash
                          provided by operating activities:
    DEFERRED TAX BENEFIT (PROVISION)                                                  -               68,275
    DEPRECIATION AND AMORTIZATION                                                  70,148             67,960
    GAIN ON SALE OF FIXED ASSETS                                                      -              (37,667)
    BAD DEBT PROVISION                                                             (3,024)           129,127
    (Increase) Decrease In:
    ACCOUNTS RECEIVABLES                                                         (347,710)           618,813
    COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS                           313,704            156,145
    INVENTORY                                                                    (906,710)           208,725
    OTHER CURRENT ASSETS                                                          (50,274)             8,385
    OTHER ASSETS                                                                  (46,441)            (1,772)
    Increase (Decrease) In:
       ACCOUNTS PAYABLE                                                           486,861           (169,705)
       ACCRUED EXPENSES                                                           236,675            (44,045)
       BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS                        (8,728)           (39,248)
                                                                              ------------        ------------

        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                      (654,494)         1,408,111
                                                                              ------------        ------------

  CASH FLOWS FROM INVESTING ACTIVITIES
    CAPITAL EXPENDITURES                                                       (1,105,174)           (48,082)
    PROCEEDS FROM SALE OF FIXED ASSETS                                                -              155,000
                                                                              ------------        ------------

        NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                    (1,105,174)           106,918
                                                                              ------------        ------------

  CASH FLOWS FROM FINANCING ACTIVITIES
    PROCEEDS  FROM THE EXERCISE OF OPTIONS                                          8,301             10,974
    PROCEEDS OF LONG-TERM DEBT                                                        -                  -
    PAYMENTS OF LONG-TERM DEBT                                                    (37,419)           (85,164)
                                                                              ------------        ------------

                      NET CASH USED IN FINANCING ACTIVITIES                       (29,118)           (74,190)
                                                                              ------------        ------------

       NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (1,788,786)         1,440,839

  CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE QUARTER                     1,889,660            241,776
                                                                              ------------        ------------

        CASH AND CASH EQUIVALENTS AT THE END OF THE QUARTER                   $   100,874         $1,682,615
                                                                              ============        ============

                                  CVD EQUIPMENT CORPORATION
                                   STATEMENT OF CASH FLOWS



                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30

                                                                                  2002                2001
                                                                              (UNAUDITED)         (UNAUDITED)
                                                                              ------------        ------------
  CASH FLOWS FROM OPERATING ACTIVITIES
    NET  (LOSS) INCOME                                                        $  (422,197)        $  831,792
    Adjustments to reconcile net income to net cash
                          provided by operating activities:
    DEFERRED TAX BENEFIT (PROVISION)                                                  -              136,549
    DEPRECIATION AND AMORTIZATION                                                 137,124            134,849
    GAIN ON SALE OF FIXED ASSETS                                                   (2,500)           (37,667)
    BAD DEBT PROVISION                                                             (5,071)           161,336
    (Increase) Decrease In:
    ACCOUNTS RECEIVABLES                                                         (371,850)           174,001
    COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS                           282,171            116,119
    INVENTORY                                                                    (880,844)           195,692
    OTHER CURRENT ASSETS                                                         (105,752)             9,106
    OTHER ASSETS                                                                  170,740             (9,432)
    Increase (Decrease) In:
       ACCOUNTS PAYABLE                                                           542,418           (260,854)
       ACCRUED EXPENSES                                                           143,531           (244,227)
       BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS                         2,904           (146,613)
                                                                              ------------        ------------

        NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                      (509,326)         1,060,651
                                                                              ------------        ------------

  CASH FLOWS FROM INVESTING ACTIVITIES
    CAPITAL EXPENDITURES                                                       (3,300,592)           (65,746)
    PROCEEDS FROM SALE OF FIXED ASSETS                                              2,500            155,000
                                                                              ------------        ------------

        NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                    (3,298,092)            89,254
                                                                              ------------        ------------

  CASH FLOWS FROM FINANCING ACTIVITIES
    PROCEEDS  FROM THE EXERCISE OF OPTIONS                                          8,301             21,922
    PROCEEDS OF LONG-TERM DEBT                                                  1,588,056
    PAYMENTS OF LONG-TERM DEBT                                                    (49,215)           (89,833)
                                                                              ------------        ------------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     1,547,142            (67,911)
                                                                              ------------        ------------

       NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (2,260,276)         1,081,994

  CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE QUARTER                     2,361,150            600,621
                                                                              ------------        ------------

        CASH AND CASH EQUIVALENTS AT THE END OF THE QUARTER                   $   100,874         $1,682,615
                                                                              ============        ============

            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2002

  REVENUE
  A decrease in volume resulted in second quarter of 2002 revenue being $1,641,313, a 56% decrease from second quarter of 2001 revenue of $3,733,111.

  COSTS AND EXPENSES
  The cost of revenue decreased to $1,301,935 in second quarter of 2002 as compared to $2,263,184 in second quarter of 2001. Of this $961,249 decrease, approximately $904,000 is attributed to material, $12,200 to freight in and $17,100 to manufacturing supplies..

  Selling and shipping expenses decreased to $202,131 in second quarter of 2002 from $213,328 in second quarter of 2001. Of this $11,197 decrease, approximately $47,500 is attributed to commissions , $13,000 to freight expense, which is offset by an increase of $27,400 to salaries and $19,000 to royalties.

  General and Administrative expenses decreased to $527,036 in second quarter of 2002 from $616,436 in second quarter of 2001. Of this $89,400 decrease, approximately $18,000 is attributed to legal fees, $132,000 to bad debt, which is offset by an increase of $49,000 to salaries and $5,500 to travel expense.

  Interest expense increased by $8,482 from $16,437 in second quarter of 2001 to $24,919 in second quarter of 2002, because the company's average outstanding debt increased, as a result of the mortgage on the new building purchased on 3/7/02.

  Gain on sale of fixed asset decreased by $37,666 in second quarter of 2002 from second quarter of 2001, because the company had previously sold some fixed assets in 2001.

            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2002

  REVENUE
  A decrease in volume resulted in six months of 2002 revenue being $3,531,232, a 51% decrease from six months of 2001 revenue of $7,207,927.

  COSTS AND EXPENSES
  The cost of revenue decreased to $2,551,251 in six months of 2002 as compared to $4,455,865 in six months of 2001. Of this $1,904,614 decrease, approximately $1,848,000 is attributed to material, $22,500 to freight in, $49,800 to manufacturing supplies, which is offset by an increase in salaries of $52,500.

  Selling and shipping expenses decreased to $377,533 in six months of 2002 from $399,451 in six months of 2001. Of this $21,918 decrease, approximately $80,000 is attributed to commissions , $30,000 to freight expense, which is offset by an increase of $36,000 to salaries, $35,000 to royalties, $10,000 to travel expense and $5,000 to advertising.

  General and Administrative expenses decreased to $1,021,262 in six months of 2002 from $1,113,709 in six months of 2001. Of this $92,447 decrease, approximately $42,000 is attributed to legal fees, $166,000 to bad debt, which is offset by an increase of $94,000 to salaries, $13,900 to building rent and $7,700 to travel expense.

  Interest expense increased by $14,166 from $33,755 in six months of 2001 to $47,921 in six months of 2002, because the company's average outstanding debt increased, as a result of the mortgage on the new building purchased on 3/7/02

  Gain on sale of fixed asset decreased by $35,166 in six months of 2002 from six months of 2001, because the company had sold some fixed assets in 2001.



  LIQUIDITY AND CAPITAL RESOURCES

  By the end of the second quarter of 2002, the Company's cash position decreased to $100,874 from $2,361,150 at the beginning of the year. The decrease in cash is largely attributed to the cash layout for the new building, which $345,000 was for the building acquisition, $757,000 for the building's renovations, $856,000 was for the purchase of Conceptronic Inc's assets of their Surface Mount Technology (SMT) business, $89,138 for the new building's mortgage and $58,300 for commissions .

  However, as part of the building acquisition and the associated mortgage transaction, an escrow account was established. This escrow account was set up to fund the building renovation. This escrow account is not accessible by CVD Equipment Corporation, until the building renovations are complete, the mortgagee inspects the new facility and a new certificate of occupancy is issued. The initial escrow amount was $1,106,250 on March 7, 2002. Interest on this escrow to the end of the second quarter was $5,694. Hence, the escrow balance at the end of the second quarter was $1,111,944.

  At the end of the second quarter of 2002, the Company's account receivable position increased to $1,589,158 from $ 1,212,237 at the beginning of the year. This increase was attributable to timing of customer payments and billings and a accounts receivable position of $353,000 as part of the Conceptronic acquisition.

  At the close of the second quarter of 2002, the Company's backlog increased to $1,740,939 from approximately $1,389,004 at the beginning of the year. This increase is attributed to a increase in order levels.

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

  SIGNATURES


  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of August 2002.

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