Form 10QSB
period 2002-09-30
CVD EQUIPMENT CORP
filed 2002-11-14
CIK 766792

US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

  (Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 For the quarterly period ended     9-30-02
  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE EXCHANGE ACT For the transition period from _________________to____________________

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

  3,039,100 SHARES OF COMMON STOCK, $.01 PAR VALUE AS OF 11-13-02

                            CVD EQUIPMENT CORPORATION
                          NOTE TO FINANCIAL STATEMENTS
                             FOR THE QUARTER ENDING
                               SEPTEMBER  30, 2002

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

  SUBSEQUENT EVENTS

  During October, 2002 we relocated our Conceptronic Division from Portsmouth, New Hampshire to our new facility in Ronkonkoma, New York.

  Effective October 28, 2002, our Chief Financial Officer, Mitchell Drucker resigned. We are actively looking for a replacement.

  Effective October 29, 2002 we received our final funding of $1,114,816 as listed on the balance sheet, from General Electric Capital for our new facility at 1860 Smithtown Avenue, Ronkonkoma, New York. Upon receipt of this funding, we repaid the $650,000 in short-term borrowings.

  During November, 2002, we anticipate that our main offices will be relocated from our old facility at 1881 Lakeland Avenue, Ronkonkoma, New York to our new facility at 1860 Smithtown Avenue, Ronkonkoma, New York.

             CVD EQUIPMENT CORPORATION                                 SEPTEMBER 30                        DECEMBER 31
                   BALANCE SHEET                                           2002                               2001
                                                                        (UNAUDITED)                         (AUDITED)
                                                                       ------------                       ------------
  ASSETS
  CURRENT ASSETS
    CASH AND CASH EQUIVALENTS                                          $   597,301                        $ 2,361,150
    ACCOUNTS RECEIVABLE, NET                                               988,577                          1,212,237
    COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS                    445,333                            358,022
    INVENTORY                                                            1,857,047                            829,040
    OTHER CURRENT ASSETS                                                   162,936                             20,269
                                                                       ------------                       ------------
       TOTAL CURRENT ASSETS                                              4,051,194                          4,780,718
  PROPERTY, PLANT AND EQUIPMENT                                          5,607,948                          2,060,502
  DEFERRED TAX ASSET                                                       268,623                            268,623
  OTHER ASSETS                                                             143,451                            356,567
  INVESTMENT                                                             1,114,816                                -
  INTANGIBLE ASSETS, NET                                                   101,124                             82,500
                                                                       ------------                       ------------
       TOTAL ASSETS                                                    $11,287,156                        $ 7,548,910
                                                                       ============                       ============


  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    ACCOUNTS PAYABLE                                                   $   664,261                        $   153,332
    ACCRUED EXPENSES                                                       350,933                            378,231
    SHORT-TERM BORROWINGS                                                  650,000                                -
    CURRENT MATURITIES OF LONG-TERM DEBT                                   484,509                            365,790
                                                                       ------------                       ------------
       TOTAL CURRENT LIABILITIES                                         2,149,703                            897,353
  LONG-TERM DEBT                                                         3,362,637                            864,100
                                                                       ------------                       ------------
             TOTAL LIABILITIES                                           5,512,340                          1,761,453
                                                                       ------------                       ------------

  COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY
    COMMON STOCK - $0.01 PAR VALUE -10,000,000 SHARES AUTHORIZED;
    3,039,100 AND 3,032,325 SHARES  ISSUED & OUTSTANDING                    30,391                             30,323
    ADDITIONAL PAID-IN CAPITAL                                           2,902,149                          2,892,416
    RETAINED EARNINGS                                                    2,842,276                          2,864,718
                                                                       ------------                       ------------
       TOTAL STOCKHOLDERS' EQUITY                                        5,774,816                          5,787,457
                                                                       ------------                       ------------
       TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                      $11,287,156                        $ 7,548,910
                                                                       ============                       ============

            CVD EQUIPMENT CORPORATION                                       THREE MONTHS ENDED              NINE MONTHS ENDED
              STATEMENT OF OPERATIONS                                           SEPTEMBER 30                    SEPTEMBER 30

                                                                           2002           2001             2002            2001
                                                                        (UNAUDITED)    (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
                                                                       ------------    ------------     ------------    ------------
  REVENUES
    REVENUE ON COMPLETED CONTRACTS                                     $ 2,411,683     $ 2,312,819      $ 5,522,346     $ 7,555,984
    REVENUE ON UNCOMPLETED CONTRACTS                                       453,898         (44,118)         874,467       1,920,644
                                                                       ------------    ------------     ------------    ------------
                           TOTAL REVENUES                                2,865,581       2,268,701        6,396,813       9,476,628
                                                                       ------------    ------------     ------------    ------------
  COSTS OF REVENUES
   COST ON COMPLETED CONTRACTS                                           1,660,095       1,317,102        3,983,049       4,852,184
   COST ON UNCOMPLETED CONTRACTS                                           197,100         (10,156)         425,397         910,627
                                                                       ------------    ------------     ------------    ------------
                           TOTAL COSTS OF REVENUES                       1,857,195       1,306,946        4,408,446       5,762,811
                                                                       ------------    ------------     ------------    ------------

                           GROSS PROFIT                                  1,008,386         961,755        1,988,367       3,713,817
                                                                       ------------    ------------     ------------    ------------
  OPERATING EXPENSES
   SELLING AND SHIPPING                                                    257,223         141,357          634,756         540,808
   GENERAL AND ADMINISTRATIVE                                              674,827         479,369        1,696,089       1,593,078
                                                                       ------------    ------------     ------------    ------------
                           TOTAL OPERATING EXPENSES                        932,050         620,726        2,330,845       2,133,886
                                                                       ------------    ------------     ------------    ------------
                           OPERATING  INCOME (LOSS)                         76,336         341,029         (342,478)      1,579,931
                                                                       ------------    ------------     ------------    ------------
  OTHER INCOME (EXPENSE)
       INTEREST INCOME                                                       3,103          18,562           22,647          33,898
       INTEREST EXPENSE                                                    (29,303)        (15,492)         (77,224)        (49,247)
       GAIN ON SALE OF FIXED ASSETS                                            -               -              2,500          37,666
       OTHER INCOME                                                        382,197             -            404,682           6,053
                                                                       ------------    ------------     ------------    ------------
                           TOTAL OTHER INCOME                              355,997           3,070          352,605          28,370
                                                                       ------------    ------------     ------------    ------------

                           INCOME BEFORE TAXES                             432,333         344,099           10,127       1,608,301
  INCOME TAX PROVISION                                                     (32,582)       (102,637)         (32,573)       (535,047)
                                                                       ------------    ------------     ------------    ------------
                           NET  INCOME (LOSS)                              399,751         241,462          (22,446)      1,073,254

  EARNINGS (LOSS) PER SHARE
       BASIC                                                           $      0.13     $      0.08      $     (0.01)    $      0.36
       DILUTED                                                         $      0.13     $      0.07      $     (0.01)    $      0.33

  WEIGHTED AVERAGE SHARES
       BASIC                                                             3,037,991       3,019,192        3,035,676       3,011,054
       DILUTED                                                           3,095,426       3,237,757        3,184,794       3,280,030

                 CVD EQUIPMENT CORPORATION                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                  STATEMENT OF CASH FLOWS                                      SEPTEMBER 30                    SEPTEMBER 30

                                                                           2002           2001             2002            2001
                                                                        (UNAUDITED)    (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
                                                                       ------------    ------------     ------------    ------------
  CASH FLOWS FROM OPERATING ACTIVITIES
    NET  (LOSS) INCOME                                                 $   399,751     $   241,462      $   (22,446)    $ 1,073,254
    Adjustments to reconcile net income to net cash provided by operating activities:
    DEFERRED TAX BENEFIT (PROVISION)                                           -           (56,284)             -            80,265
    DEPRECIATION AND AMORTIZATION                                           79,740          63,791          216,857         198,640
    GAIN ON SALE OF FIXED ASSETS                                               -               -             (2,500)        (37,666)
    BAD DEBT                                                                (8,027)       (120,509)         (13,098)         40,827
    (Increase) Decrease In:
    ACCOUNTS RECEIVABLES                                                   608,608       1,025,612          236,758       1,199,613
    COST IN EXCESS OF BILLINGS ON UNCOMPLETED CONTRACTS                   (369,482)        406,212          (87,311)        522,331
    INVENTORY                                                             (147,162)         61,631       (1,028,006)        257,323
    OTHER CURRENT ASSETS                                                   (36,917)        (30,961)        (142,667)        (21,855)
    OTHER ASSETS                                                           (13,388)        (19,722)         151,660         (29,154)
    Increase (Decrease) In:
       ACCOUNTS PAYABLE                                                    (31,489)       (193,004)         510,929        (453,858)
       ACCRUED EXPENSES                                                   (170,829)        337,607          (27,294)         93,380
       BILLINGS IN EXCESS OF COSTS ON UNCOMPLETED CONTRACTS                 (2,904)            -                -          (146,613)
                                                                       ------------    ------------     ------------    ------------

       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 307,901       1,715,835         (207,118)      2,776,487
                                                                       ------------    ------------     ------------    ------------
  CASH FLOWS FROM INVESTING ACTIVITIES
    CAPITAL EXPENDITURES                                                  (429,447)        (14,280)      (3,730,039)        (80,027)
    PROCEEDS FROM SALE OF FIXED ASSETS                                         -               -              2,500         155,000
                                                                       ------------    ------------     ------------    ------------
       NET CASH  PROVIDED BY (USED IN) INVESTING ACTIVITIES               (429,447)        (14,280)      (3,727,539)         74,973
                                                                       ------------    ------------     ------------    ------------

  CASH FLOWS FROM FINANCING ACTIVITIES
    PROCEEDS  FROM THE EXERCISE OF OPTIONS                                   1,500           8,549            9,801          30,471
    PROCEEDS FROM DEBT                                                     650,000             256        2,243,750             -
    PAYMENTS OF LONG-TERM DEBT                                             (33,527)         (4,213)         (82,743)        (93,790)
                                                                       ------------    ------------     ------------    ------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 617,973           4,592        2,170,808         (63,319)
                                                                       ------------    ------------     ------------    ------------
       NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                496,427       1,706,147       (1,763,849)      2,788,141

       CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD            100,874       1,682,615        2,361,150         600,621
                                                                       ------------    ------------     ------------    ------------
       CASH AND CASH EQUIVALENTS AT THE END OF THE QUARTER             $   597,301     $ 3,388,762      $   597,301     $ 3,388,762
                                                                       ============    ============     ============    ============

            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2002

  REVENUE
  An increase in volume resulted in third quarter of 2002 revenue being $2,865,581, a 26% increase from third quarter of 2001 revenue of $2,268,701.

  COSTS AND EXPENSES
  The cost of revenue increased to $1,857,195 in third quarter of 2002 as compared to $1,306,946 in third quarter of 2001. Of this $550,249 increase, approximately $304,000 is attributed to material, $9,000 to freight in, $186,000 to salaries, $14,000 to utilities and $12,000 to depreciation expense.

  Selling and shipping expenses increased to $257,223 in third quarter of 2002 from $141,357 in third quarter of 2001. Of this $115,866 increase, approximately $55,000 is attributed to commissions , $13,000 to travel expense, $23,000 to salaries and $18,000 to royalties.

  General and Administrative expenses increased to $674,827 in third quarter of 2002 from $479,369 in third quarter of 2001. Of this $195,458 increase,
  approximately   $112,000 was attributable  to bad debt recoveries in the
  prior period, $115,000 to salaries, $11,000 to travel expense, $17,000 to relocation expenses, $10,000 to utilities, $14,000 consulting fees, $3,000 to medical expenses, $7,000 to printing expense, $5,000 to depreciation expense, which is offset by a decrease of $122,000 to legal fees.

  Interest expense increased by $13,811 from $15,492 in third quarter of 2001 to $29,303 in third quarter of 2002, because the company's average outstanding debt increased, as a result of the mortgage on the new building purchased in March 2002.

  Other income increased by $382,197 from third quarter of 2001 to third quarter of 2002. Of this increase, $379,000 is attributed to collection of accounts receivable above the purchase price, which is a non-recurring event.

            ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2002

  REVENUE
  A decrease in volume resulted in nine months of 2002 revenue being $6,396,813, a 32% decrease from nine months of 2001 revenue of $9,476,628.

  COSTS AND EXPENSES
  The cost of revenue decreased to $4,408,446 in nine months of 2002 as compared to $5,762,811 in nine months of 2001. Of this $1,354,365 decrease, approximately $1,543,000 is attributed to material, $55,000 to manufacturing supplies, which is offset by an increase in salaries of $238,000.

  Selling and shipping expenses increased to $634,756 in nine months of 2002 from $540,808 in nine months of 2001. Of this $93,948 increase, approximately $59,000 is attributed to salaries, $5,000 to advertising expense, $53,000 to royalties, $22,000 to travel, which is offset by a decrease of $27,000 to freight expense and $25,000 to commissions.

  General and Administrative expenses increased to $1,696,089 in nine months of 2002 from $1,593,078 in nine months of 2001. Of this $103,011 increase, approximately $209,000 is salaries, $27,000 to relocation expenses, $18,000 to travel expense, $9,000 to utilities expense, which is offset by a decrease of $164,000 in legal fees.

  Interest expense increased by $27,977 from $49,247 in nine months of 2001 to $77,224 in nine months of 2002, because the company's average outstanding debt increased, as a result of the mortgage on the new building purchased in March 2002.

  Gain on sale of fixed asset decreased by $35,166 in nine months of 2002 from nine months of 2001.

  Other income increased to $404,682 in third quarter of 2002 from $6,053 in third quarter of 2001. Of this $398,629 increase, $379,000 is attributed to collection of accounts receivable above the purchase price, which is a non-recurring event.




  LIQUIDITY AND CAPITAL RESOURCES

  By the end of the third quarter of 2002, the Company's cash position decreased to $597,301 from $2,361,150 at the beginning of the year. The decrease in cash is largely attributed to the cash layout for the new building, which $345,000 was for the building acquisition, $1,012,000 for the building's renovations, $856,000 was for the purchase of certain assets of the Surface Mount Technology (SMT) business, $155,992 for the new building's mortgage and $222,000 for machinery equipment, which is offset by an increase of $650,000 borrowed against the line of credit.

  However, as part of the building acquisition and the associated mortgage transaction, an escrow account was established. This escrow account was set up to fund the building renovation. This escrow account is not accessible by CVD Equipment Corporation, until the building renovations are complete, the mortgagee inspects the new facility and a new certificate of occupancy is issued. The initial escrow amount was $1,106,250 on March 7, 2002. Interest on this escrow to the end of the third quarter was $8,566. Hence, the escrow balance at the end of the third quarter was $1,114,816.


  At the end of the third quarter of 2002, the Company's account receivable position decreased to $988,577 from $ 1,212,237 at the beginning of the year. This decrease was attributable to timing of customer payments and billings.

  At the close of the third quarter of 2002, the Company's backlog increased to $2,966,348 from approximately $1,389,004 at the beginning of the year. This increase is attributed to an increase in order levels.

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

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of November 2002.

                        CVD EQUIPMENT CORPORATION

                        By: /s/ Leonard A. Rosenbaum
                            Leonard A. Rosenbaum
                            President, Chief Executive Officer and Director


  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  /s/ Leonard A. Rosenbaum     President, Chief Executive Officer and Director
  Leonard A. Rosenbaum

                      CHIEF EXECUTIVE OFFICER CERTIFICATION


  I, Leonard A. Rosenbaum, President, Chief Executive Officer and Director of CVD Equipment Corporation certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of CVD Equipment Corporation (the "Registrant");

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

  Dated: November 13, 2002
    /s/ Leonard A. Rosenbaum
  ----------------------------------------
  President, Chief Executive Officer and Director

                  ACTING CHIEF FINANCIAL OFFICER CERTIFICATION

  I, Leonard A. Rosenbaum, Acting Chief Financial Officer of CVD Equipment Corporation certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of CVD Equipment Corporation (the "Registrant");

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

  Dated: November 13, 2002
    /s/ Leonard A. Rosenbaum
  ----------------------------------------
  Acting Chief Financial Officer