Form 10KSB
period 2002-12-31
CVD EQUIPMENT CORP
filed 2003-03-28
CIK 766792

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                  FORM 10-KSB
  (Mark One)
   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
          For the year ended December 31, 2002

   [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
          AND EXCHANGE ACT OF 1934
          For the transition period from _______________ to ______________.

                         Commission File No. 0-14720-NY

                           CVD EQUIPMENT CORPORATION
               (Exact name of registrant as specified in charter)
                New York                              11-2621692
        (State of incorporation)       (IRS Employer Identification No.)
               1860 Smithtown Avenue, Ronkonkoma, New York 11779
                    (Address of principal executive offices)
                                  631-981-7081
                        (Registrant's telephone number)

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

  Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

  The registrant's revenues for 2002 were $9,241,808

  The aggregate market value of voting stock held by non-affiliates of the registrant on February 28, 2003 was $1,668,315 based on a closing price of $1.10 on that date.

  As of February 28, 2003 there were 3,039,100 shares of Common Stock, Par Value $.01 Per Share, Outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                               TABLE OF CONTENTS

  PART I
  ITEM 1. BUSINESS.................................................     1
              Introduction.........................................     1
              General Development of Business......................     1
              The Organization.....................................     2
              Information About Industry Segments..................     3
              General Narrative Description of Business............     3
              Principal Products...................................     3
              Research and Development.............................     5
              Industry Overview....................................     5
              Marketing............................................     5
              Patents and Copyrights...............................     5
              Competition..........................................     6
              Customers............................................     6
              Foreign Operations...................................     7
              Manufacturing Materials and Suppliers................     7
              Order Backlog........................................     7
              Employees............................................     7
              Insurance............................................     7
              Government Regulations...............................     8
              Forward Looking Statements...........................     8

  ITEM 2. DESCRIPTION OF PROPERTIES................................     8

  ITEM 3. LEGAL PROCEEDINGS........................................     9

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......     9

  PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK  AND
            RELATED SECURITY HOLDER MATTERS........................    10
              Market Information...................................    10
              Dividends............................................    10
              Holders..............................................    10

  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS....................    11

  ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............    13

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE.................    43

  PART III
  ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......    43

  ITEM 10. EXECUTIVE COMPENSATION..................................    44

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNER & MANAGEMENT.....................................    45

  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........    46

  PART IV
  ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
            ON FORM 8-K............................................    47

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

  In December 1998, the Company purchased at public auction the inventory, tangible assets, intangible assets and intellectual property of Stainless Design Corporation, Saugerties, NY, for $672,095.

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

  On March 7, 2002, the Company purchased a 50,000 square foot facility located at 1860 Smithtown Avenue, Ronkonkoma, New York, 11779, from the former owner Arrow Electronics, Inc. and in November 2002, we relocated from the existing 20,000 square foot facility located at 1881 Lakeland Avenue, Ronkonkoma, New York, which the Company plans to sublease. The total cost on the new facility was $3,444,952, a purchase price of $2,161,875 and $1,283,077 in renovations. The purchase and renovations were paid by cash funds from the Company in the amount of $744,952 and GE Capital Public Finance, Inc. issuing a 15 year amortization, 5.67% mortgage to the Company in the amount of $2,700,000 pursuant to an installment sale agreement with the Town of Islip Industrial Development Agency.

  On June 17, 2002, the Company purchased substantially all the assets of Conceptronic's Inc. Surface Mount Technology (SMT) business for $1,239,000. The Company formed another division called Conceptronic, which was located at Portsmouth, New Hampshire. During October 2002, the Company relocated the division and merged it with our Research International Division to our facility located at 1860 Smithtown Avenue, Ronkonkoma, New York. This new division specializes in solder reflow ovens and rework stations for the printed circuit board industry and chip scale package industry.

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

  In the year 2002, CVD Equipment Corporation was again named to Deloitte & Touche's prestigious "Long Island Technology Fast 50" program, which ranks the 50 fastest growing technology companies on Long Island.
      Deloitte & Touche computed all calculations for revenue growth rate with CVD having a five-year revenue growth rate of 185.79%.

      The Long Island Technology Fast 50 program is sponsored by
      Deloitte & Touche LLP,  The Bank of New York, the Nasdaq Stock
      Market, the Long Island Technology Center, the Long Island
      Association, SUNY Stony Brook, Idea Alley, Long Island High
      Technology Incubator at Stony Brook, Newsday, Certilman Balin
      Adler & Hyman,LLP, Long Island Software & Technology Network, and Invision.com.
  CVD is a leading manufacturer of critical UHVCVD, MOCVD, PECVD, LPE, VPE, RTP Etch, Gas & Chemical Delivery Systems, Belt Furnaces, Rework Stations products and services for the Semiconductor, Telecommunications, Wireless, Optoelectronics, MEMS, Solar Power and Surface Mount Technology markets. CVD is proud to be recognized as a key player within Long Island's growing technology sector.

  THE ORGANIZATION
  Each division, CVD, SDC/ECS , and Conceptronic/RI has their own operating manager with sales and administration being handled by corporate managers. Thus, each division operates reasonably autonomously on a day-to-day basis.

  Yet, there is an overall corporate coordination in the day-to-day administration of the business, in setting policy and consistently applying procedures.

  INFORMATION ABOUT INDUSTRY SEGMENTS
  The Company designs, develops, manufactures, markets, installs and services equipment primarily for the semiconductor industry. The Company's products include (1) both batch and single substrate systems used for depositing, rapid thermal processing, annealing, diffusion and etching of semiconductor films, (2) gas and liquid flow control systems, (3) ultra high purity gas and chemical piping delivery systems, (4) fabricates standard and custom quartzware, (5) equipment consulting and refurbishing of semiconductor processing equipment, and (6) reflow furnaces and rework stations for surface mounting of components onto printed circuit boards. The Company's products are generally manufactured or customized to the particular specifications of each of its customers.

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

  SDC/ECS DIVISION
  Designs and manufactures in their Class 100 cleanroom, ultra high purity Gas and Chemical Delivery systems. Provides semiconductor equipment consulting and refurbishing services. Their expertise crosses over many product lines as well as manufactures, positioning the division to meet the changing requirements of the industry. Their field service group provides for contract maintenance, high purity fab and equipment installations and equipment removal.

  CONCEPTRONIC/RI DIVISION
  Designs and manufactures solder reflow ovens and rework stations for the printed circuit board industry and chip scale package industry. Their product is marketed throughout the world.


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

  Surface Mount Reflow Furnaces and Rework Stations-we provide a line of standard and custom systems that are sold and serviced worldwide. There are in excess of 3000 systems that have been manufactured to date that bear the Conceptronic or Research International name.

  RESEARCH AND DEVELOPMENT
  The Company continues its efforts on several research and development projects. We develop and customize equipment for numerous government, university and industry research laboratories around the world. Very often the research, design and development of custom equipment, which remains proprietary to the Company, yields new products.

  INDUSTRY OVERVIEW
  In 2002, the industry continued the current slowdown. CVD believes that it has organized and structured itself with the three divisions to partially compensate for the cyclic nature and thereby smooth out the ups and downs. The CVD division deals with large capital equipment, which sometimes suffers in a down cycle. However, the CVD division also sells to research facilities and universities that are not normally influenced in a significant way in a down market. The SDC/ECS division supplies Gas and Chemical Delivery Systems and refurbished equipment, which can be impacted during a down market. However, the field service group within that division, usually adds field service work and equipment refurbishing in a down market. And finally, the Conceptronic/Research International division is a tangential manufacturing operation to further create a more balanced and diversified platform of products.

  MARKETING
  The Company's products are used in research and production applications by the semiconductor industry. The Company sells its products primarily to semiconductor manufacturers, institutions involved in electronic research such as universities, government and industrial laboratories and to electronic assembly manufacturers. During 2002, sales of the Company's products were made by a staff of 6 employees and 20 sales representatives, whose activities were supported, by a staff of 12 application engineers. During 2002 the Company continued to work on expanding our product offerings.

  The Company's Web Sites: www.cvdequipment.com; www.stainlessdesign.com; www.equipmentconsulting.com; www.researchintl.com; www.conceptronic.com continue to see increased traffic. The Company focuses on being in the top listings on many search engines, thus increasing the number of hits to our web sites. The Company continuously receives inquiries as a result of the web sites.

  The Company warrants its equipment for a period of twelve to twenty four months, depending on the product, after shipment and passes along any warranties from original manufacturers of components used in its products. The Company provides for its own equipment servicing with in-house field service personnel. Warrantee costs have been historically insignificant.

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

  During years 2000, 2001, and 2002 the Company has applied for several copyrights associated with the intellectual properties of the former Stainless Design Corporation. In addition, with the acquisition of the assets of Conceptronic and Research International, the Company is now the owner of several patents used in the surface mount technology business.

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

  CUSTOMERS
  The Company sells to a wide range of customers. Sales to a single customer in a given year however can exceed 10%. In 2002, two customers represented approximately 11% and 12% of sales whereas in 2001, two customers represented approximately 8% and 10% each of sales. CVD's customers include many of the largest semiconductor, telecommunications, and computer companies in the world. Several of these major customers are as follows:

  Advanced Technology Material Inc.   Diamler Chrysler Corp.              NASA
  Agere Systems Inc.                  Dow Corning                         Nat'l Institute of Standards
  Agilent Technologies                General Semiconductor               Nova Crystals
  Air Products                        Hewlett Packard                     ON Semiconductor
  Alpha Industries                    IBM                                 Osram
  Alpha Photonics                     Innosys Inc.                        Phillips Semiconductor
  AMP Inc.                            INO                                 Raytheon
  Applied Materials                   Intelcore                           Samsung Electronics
  ASML                                ITT                                 SCI Sanmina
  Astro Power                         Jabil                               Semitool
  AXT Optoelectronics                 JDS Uniphase                        Sensors Unlimited
  B.F. Goodrich                       Kinetics                            Silicon Valley Group Inc.
  Bechtel Bettis Inc.                 Kopin Corporation                   STAR Center
  BOC                                 Liteon                              Thermco Systmes
  Brookhaven National Labs            Lockhead Martin                     Tokyo Electronics
  Bruckner                            Lucent Technologies                 Tyco Electronics
  China Nat'l Electronis              Lumileds Lighting                   Veeco
  Cornings Inc.                       MEMC Electronic Materials           Watkins Johnson Company
  Cree                                Microchip Technology

  In addition, CVD's customers include many prominent universities as follows:

  Australian National University      Ohio State University               University of Illinois
  Carnegie Mellon University          Pennsylvania State University       University of Maryland
  Case Western Reserve University     Princeton University                University of Rochester
  Cornell University                  Rensselaer Polytechnic Institute    University of South Florida
  Harvard University                  Research Foundation of SUNY         University of Wisconsin
  Indian Institute of Science         University Of Albany                Virginia Polytechnic Institute
  Louisiana Tech. University          University of CA @Santa Barbara     Yale University

  FOREIGN  OPERATIONS
  The Company's revenues derived from foreign exports were 25% and 15% in 2002 and 2001 respectively.

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

  The Company has its own fully equipped machine shop to fabricate in house; the most complex designed parts of our equipment. The Company recently invested in additional CNC machines for the machine shop, thus further increasing efficiencies while significantly reducing costs in production. Similarly, the Company's own Quartz shop is capable of meeting our quartzware needs.

  Quality control is a fundamental critical component in our processes. Materials procured on the outside and/or manufactured internally undergo a rigorous quality control process to ensure that the parts meet or exceed the most stringent specifications. All equipment, upon final assembly, undergoes a final series of complete testing to ensure product performance.

  ORDER BACKLOG
  As of December 31, 2002 the Company's order backlog was $3,816,877 compared to $1,389,004 on December 31, 2001. Included in the backlog are all accepted customer purchase orders. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however, it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

  EMPLOYEES
  As of December 31, 2002, the Company employed 110 full time personnel and 3 part time personnel of which 48 were in manufacturing, 23 in engineering (including research and development and efforts related to product improvement), 11 in field service, 6 in marketing and 25 in general management and administration.

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

  The Company believes that their insurance coverage is adequate. The following types of insurance coverage are carried by the Company:
       * Product liability
       * Property Contents
       * General Liability
       * Workers Compensation
       * Transportation
       * Directors and Officers
       * Employee Benefits Liability
       * Business Auto
       * Umbrella

  GOVERNMENT REGULATIONS
  The Company knows of no government requirements for approval of the sale of their products or services except in some export cases. At that time we apply for the appropriate export license. As of December 31, 2002, there was no pending government approvals.

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

  ITEM 2.  DESCRIPTION OF PROPERTIES
  On June 1, 1991, the Company relocated its operations to 1881 Lakeland Avenue, Ronkonkoma, New York, a 20,000 square foot facility. The Company signed a 5-year lease extension in 2000 that is scheduled to expire on July 31, 2006. The principle operations of CVD and its Conceptronic/RI division has moved to its new location at 1860 Smithtown Avenue, Ronkonkoma, New York. The Company plans to sublease the 1881 Lakeland Avenue, Ronkonkoma, New York facility. Management feels that the property is adequately covered by insurance and is in good condition.

  On April 29, 1999, the Company purchased for $1,400,000, a 22,000 square foot facility, situated on 5 acres of land located at 1117 Kings Highway, Saugerties, NY 12477. Currently, the SDC and ECS divisions are located at this facility. Management feels the property is adequately covered by insurance and is in good condition.

  On March 7, 2002, the Company purchased a 50,000 square foot facility for $2,161,875 and made $1,283,077 in renovations, located at 1860 Smithtown Avenue, Ronkonkoma, New York. Currently, the CVD and Conceptronic divisions are located at this facility. Management feels the property is adequately covered by insurance and is in good condition.

  ITEM 3.  LEGAL PROCEEDINGS
  On September 24, 1999, the Company was named in a lawsuit. The nature of this legal proceeding focused on the intellectual property obtained during the purchase of assets of Stainless Design Corporation. On November 10, 1999, the Company responded with a counterclaim. It is legal counsels' belief that the lawsuit against CVD is without merit and that our counter-suit will be successful. The Company considers its potential exposure to be negligible and covered by insurance.

  On January 26, 2000, the Company initiated a lawsuit against a customer upon certain outstanding bills and the customer responded with a counterclaim. Settlement is pending upon terms favorable to CVD.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  A shareholder's meeting was held in the third quarter of 2002 for the primary purpose of re-electing directors and approving the selection of our outside auditing firm.

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

       Period                                      High      Low
       ------                                    --------  --------
  January 1, 2001 through March 31, 2001           5.063     3.500
  April 1, 2001 through  June 30, 2001             4.250     3.190
  July 1, 2001 through September 30, 2001          3.590     2.080
  October 1, 2001 through December 31, 2001        3.890     2.050

  January 1, 2002 through March 31, 2002           3.100     2.300
  April 1, 2002 through June 30, 2002              2.950     2.100
  July 1, 2002 through September 30, 2002          2.290     1.540
  October 1, 2002 through December 31, 2002        1.990     0.620

       The chart reflects inter-dealer prices, without retail mark-up, markdown, or commission and does not represent actual transactions.

  DIVIDENDS
  The Company paid no cash dividends during the period, nor does the Company expect to pay a cash dividend in the near future. The Company's policy has been to utilize cash in growing and expanding the business.

  APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK
  The number of holders of record of the Company's Common Stock as of March 1, 2003 was approximately 587.

  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


  2002 COMPARED TO 2001
  The difference in 2002 financial data when compared to 2001 is mainly attributed to the change in the industry and the start-up of the Conceptronic division. In 2003 we expect to see growth for all divisions.

  New orders in 2002 totaled $4.5 million for CVD, $3.0 million for SDC/ECS and $4.4 million for Conceptronic/RI for a total of $11.9 million, which was 83% higher than 2001's level of new orders of $6.5 million. The revenues produced a net profit of $168,202. Diluted net earnings per share were $.05 in 2002 compared to $.27 in 2001.

  REVENUE
  A decrease in volume resulted in revenue for the year being $9,241,808, which was a 14.7% decrease from 2001 revenues of $10,839,993.

  The type of sales in 2002 was similar to those of 2001. The Company shipped approximately .5% to government associated entities, 22% to major colleges and universities, .5% to research laboratories and another 77% was shipped to significant Fortune 500 industrial companies.

  COSTS AND EXPENSES
  In 2002, cost of revenues as a percentage of revenues increased to 67% from 64% in 2001. The main reason for the 3% increase in cost of revenues as a percentage of sales was an increase in payroll expenses. The Company averaged 97 employees in 2002 compared to 79 employees in 2001. The actual cost of revenues decreased from $6,940,080 in 2001 to $6,205,283 in 2002. Of this $734,797 decrease, approximately $1,259,547 is attributed to material, which is offset by a increase of $366,807 to salaries, $ 65,465 to travel expense and $58,454 to real estate taxes.

  Selling and shipping expense increased to $903,016 in 2002 from $675,247 in 2001. Of this $227,769 increase, approximately $97,261 is attributed to salaries, $43,505 to commissions, $61,752 to royalties and $28,775 to travel expenses.

  General and Administrative expenses increased to $2,467,074 in 2002 from $2,150,276 in 2001. Of this $316,798 increase, approximately $360,271 is attributed to salaries, $29,494 to travel expense, $25,636 to building rent, $26,300 to utilities, $10,968 to medical expense, $31,550 to employee relocation expense, $18,750 to building depreciation, which is offset by a decrease of $201,974 to legal fees.

  Interest expense increased by $74,669 from 2001 to 2002, because the Company's average outstanding debt increased, as a result of the mortgage on the new building purchased in March 2002.

  Other income increased to $543,527 in 2002 from $6,968 in 2001. Of this $536,559 increase, $511,614 is attributed to cash received on the collection of accounts receivable exceeding the

  $369,000 booked as part of the purchase of the assets, which is a non-recurring event.

  LIQUIDITY AND CAPITAL RESOURCES
  By year-end 2002, the Company's cash position decreased to $323,537 from $2,361,150 at the beginning of the year. The decrease in cash is largely attributed to the cash layout for the new building, which $531,852 was for the building acquisition, $881,380 was for the purchase of certain assets of the Surface Mount Technology (SMT) business and $877,624 in additional salary expense.

  In 2002, accounts receivable, net of the allowance, increased to $1,852,794 from $1,212,237 in 2001. This increase was attributable to timing of customer payments and billings. Inventory increased to $2,023,487 from $829,040, which was a result of the acquisition on the Conceptronic division where $819,737 was due to inventory. The increase in inventory in 2002 was mainly due to a increase in work in process of $ 199,495, an increase in raw materials of $834,225 and an increase in finished goods of $160,727.

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

  In 2001, accounts receivable, net of the allowance, decreased to $1,212,237 from $2,002,540 in 2000 while inventory increased to $829,040 from $454,898. The increase in inventory was a result of the acquisition of the Research International division where $650,000 was due to inventory. The decrease in receivables from 2000 to 2001 was attributable to timing of customer payments and billings. The increase in inventory in 2001 was mainly due to a decrease in work in process of $117,847, an increase in raw materials of $308,175 and an increase in finished goods of $183,814.

  In 2002, we expect to have sufficient cash flow from operations and do not anticipate the need to raise additional funds for the normal course of business.


  ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CVD EQUIPMENT CORPORATION
                                 AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS

                               FORM 10-KSB ITEM 7

                     Years ended December 31, 2002 and 2001

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     Page No.


  INDEPENDENT AUDITORS' REPORT.........................................  F-3


  FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of December 31, 2002 and 2001.........  F-4

  Consolidated Statements of Income
    for the Years Ended December 31, 2002 and 2001.....................  F-5

  Consolidated Statements of Stockholders' Equity for the Years Ended
    December 31, 2002 and 2001.........................................  F-6

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2002 and 2001.........................................  F-7

  Notes to Consolidated Financial Statements...........................  F-8

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
                                                               (631) 434-9500



                          INDEPENDENT AUDITORS' REPORT


  To the Board of Directors and Stockholders
  CVD Equipment Corporation
  Ronkonkoma, New York


  We have audited the accompanying consolidated balance sheets of CVD Equipment Corporation and Subsidiary (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVD Equipment Corporation and Subsidiary as of December 31, 2002 and 2001 and their results of operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



  Hauppauge, New York
  February 27, 2003

                                      F-4

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001
                                                                     2002            2001
                                                                 ------------    ------------
  ASSETS

  Current Assets
    Cash and cash equivalents                                    $   323,537     $ 2,361,150
    Accounts receivable, net                                       1,852,794       1,212,237
    Costs and estimated earnings in excess of billings
      on uncompleted contracts                                       783,646         358,022
    Inventories                                                    2,023,487         829,040
    Other current assets                                             194,232          20,269
                                                                 ------------    ------------
                                           Total Current Assets    5,177,696       4,780,718


  Property, Plant and Equipment, net                               5,630,375       2,060,502

  Deferred Income Taxes                                              344,074         268,623

  Other Assets                                                       138,974         350,286

  Intangible Assets, net                                             136,393          88,781
                                                                 ------------    ------------
                                                   Total Assets  $11,427,512     $ 7,548,910
                                                                 ============    ============
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liabilities
    Current maturities of long-term debt                         $   177,124     $    15,790
    Short-term note payable                                          350,000         350,000
    Accounts payable                                                 938,056         153,332
    Accrued expenses                                                 336,702         378,231
    Billings in excess of costs on uncompleted contracts             146,387           -0-
                                                                 ------------    ------------
                                      Total Current Liabilities    1,948,269         897,353

  Long-term Debt, net of current portion                           3,513,783         864,100
                                                                 ------------    ------------
                                                                   5,462,052       1,761,453
                                                                 ------------    ------------
  Commitments and Contingencies

  Stockholders' Equity
    Common stock - $0.01 par value - 10,000,000 shares
      authorized; 3,039,100 and 3,032,325 shares issued
      and outstanding at December 31, 2002 and
      2001, respectively                                              30,391          30,323
    Additional paid-in capital                                     2,902,149       2,892,416
    Retained earnings                                              3,032,920       2,864,718
                                                                 ------------    ------------
                                     Total Stockholders' Equity    5,965,460       5,787,457
                                                                 ------------    ------------
                     Total Liabilities and Stockholders' Equity  $11,427,512     $ 7,548,910
                                                                 ============    ============

                      See notes to consolidated financial statements.

                                      F-5

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                     Years ended December 31, 2002 and 2001
                                                                     2002            2001
                                                                 ------------    ------------
  Revenue
    Revenue on completed contracts                               $ 7,800,317     $ 9,009,323
    Revenue on uncompleted contracts                               1,441,491       1,830,670
                                                                 ------------    ------------
                                                  Total Revenue    9,241,808      10,839,993
                                                                 ------------    ------------
  Costs of Revenue
    Costs on completed contracts                                   5,440,484       6,060,054
    Costs on uncompleted contracts                                   764,799         880,026
                                                                 ------------    ------------
                                        Total Costs of Revenues    6,205,283       6,940,080
                                                                 ------------    ------------
                                                   Gross Profit    3,036,525       3,899,913
                                                                 ------------    ------------
  Operating Expenses
    Selling and shipping                                             903,016         675,247
    General and administrative                                     2,467,074       2,150,276
                                                                 ------------    ------------
                                       Total Operating Expenses    3,370,090       2,825,523
                                                                 ------------    ------------
                                                                    (333,565)      1,074,390
                                                                 ------------    ------------
  Other Income (Expense)
    Interest income                                                   25,221          52,644
    Interest expense                                                (139,343)        (64,674)
    Gain on sale of fixed assets                                       2,500          37,666
    Other income                                                     543,527           6,968
                                                                 ------------    ------------
                                             Total Other Income      431,905          32,604
                                                                 ------------    ------------
                                            Income Before Taxes       98,340       1,106,994

  Income Tax Benefit (Provision)                                      69,862        (232,852)
                                                                 ------------    ------------
                                                     Net Income  $   168,202     $   874,142
                                                                 ------------    ------------
  Earnings Per Share
    Basic                                                        $     0.06      $     0.29
    Diluted                                                      $     0.05      $     0.27

  Weighted Average Shares
    Basic                                                          3,036,530       3,014,744
    Diluted                                                        3,124,733       3,263,395

                      See notes to consolidated financial statements.

                                      F-6

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended December 31, 2002 and 2001
                                           Additional                        Total
                             Common         Paid-In         Retained      Stockholders'
                             Stock          Capital         Earnings         Equity
                          ------------    ------------    ------------    ------------
  Balance as of
    December 31, 2000     $    30,008     $ 2,848,420     $ 1,990,576     $ 4,869,004

  Net income                                                  874,142         874,142

  Compensatory stock
    Options                       315          43,996           -0-            44,311
                          ------------    ------------    ------------    ------------

  Balance as of
    December 31, 2001     $    30,323     $ 2,892,416     $ 2,864,718     $ 5,787,457

  Net income                                                  168,202         168,202
  Compensatory stock
    Options                        68           9,733                           9,801
                          ------------    ------------    ------------    ------------
  Balance as of
    December 31, 2002     $    30,391     $ 2,902,149     $ 3,032,920     $ 5,965,460
                          ============    ============    ============    ============


                      See notes to consolidated financial statements.

                                      F-7

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2002 and 2001
                                                                     2002            2001
                                                                 ------------    ------------
  Cash Flows from Operating Activities
    Net income                                                   $   168,202     $   874,142
    Adjustments to reconcile net income to net
      cash (used) provided by operating activities:
        Deferred tax (benefit) provision                             (75,451)         38,000
        Depreciation and amortization                                294,721         265,671
        Gain on sale of fixed assets                                  (2,500)        (37,666)
        Bad debt provision                                            (8,447)          4,538
        (Increase) decrease in:
          Accounts receivable                                       (632,110)        785,765
          Costs and estimated earnings in excess
            of billings on uncompleted contracts                    (425,624)      1,125,437
          Inventory                                               (1,194,447)        (24,142)
          Other current assets                                      (173,963)         11,886
          Other assets                                               118,007        (339,426)
        Increase (decrease) in:
          Accounts payable                                           784,724        (454,445)
          Accrued expenses                                           (41,529)       (307,608)
          Billings in excess of costs
            on uncompleted contracts                                 146,387        (146,613)
                                                                 ------------    ------------
               Net Cash (Used) Provided By Operating Activities   (1,042,030)      1,795,539
                                                                 ------------    ------------
  Cash Flows from Investing Activities
    Capital expenditures                                          (1,980,912)       (126,781)
    Proceeds from sale of fixed assets                                 2,500         145,275
                                                                 ------------    ------------
               Net Cash (Used) Provided By Investing Activities   (1,978,412)         18,494
                                                                 ------------    ------------
  Cash Flows from Financing Activities
    Proceeds from the exercise of options                              9,801          44,311
    Payments of long-term debt                                      (133,222)        (97,815)
    Proceeds of long-term debt                                     1,106,250           -0-
                                                                 ------------    ------------
               Net Cash Provided (Used) By Financing Activities      982,829         (53,504)
                                                                 ------------    ------------
           Net (Decrease) Increase in Cash and Cash Equivalents   (2,037,613)      1,760,529

  Cash and Cash Equivalents at Beginning of Year                   2,361,150         600,621
                                                                 ------------    ------------
                       Cash and Cash Equivalents at End of Year  $   323,537     $ 2,361,150
                                                                 ============    ============




                      See notes to consolidated financial statements.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

  Note 1 - Summary of Significant Accounting Policies

  Description of Business

  CVD Equipment Corporation and Subsidiary (the "Company"), a New York corporation, was organized and commenced operations in October 1982. Principal business activities include the manufacturing of chemical vapor deposition equipment, customized gas control systems, and a line of furnaces, all of which are used primarily to produce semiconductors and other electronic components. The Company engages in business throughout the United States and the world.

  Basis of Consolidation

  The consolidated financial statements include the accounts of CVD Equipment Corporation and its wholly-owned subsidiary. In December 1998, a subsidiary, Stainless Design Concepts, Ltd., was formed as a New York corporation. In April 1999, this subsidiary was merged into CVD Equipment Corporation. The Company has one inactive subsidiary, CVD Materials Corporation as of December 31, 2002. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as long-term contracts, allowance for doubtful accounts, depreciation and amortization, taxes and warranties.

  Revenue and Income Recognition

  In December 1999, the SEC released Staff Accounting Bulletin No. 101 ("SAB No. 101"), "Revenue Recognition in Financial Statements", providing the staff's views in applying accounting principles generally accepted in the United States to certain revenue recognition issues. The Company adopted SAB No. 101, as amended in the fourth quarter of 2000 as required. The adoption of SAB No. 101 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

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

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


  Note 1 - Summary of Significant Accounting Policies (continued)

  Revenue and Income Recognition (continued)

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

  Reclassifications

  Certain items have been reclassified in the 2001 financial statements to conform to the 2002 presentation. These reclassifications have no effect on the net income previously reported.

  Income Taxes

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes," ("SFAS 109") which requires the use of the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is not considered necessary by management, since it is more likely than not that the deferred tax asset will be realized. An allowance may be necessary in the future based on changes in economic conditions.

  Property, Plant and Equipment

  Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged against operations as incurred. The cost of certain labor and overhead which is expected to benefit future periods, has been capitalized and amortized. Depreciation and amortization are computed by the straight-line method for financial purposes over the following estimated useful lives:

                                                   Estimated
                                                   Useful Life
                                                   -----------
                   Buildings                        39 years
                   Building improvements            39 years
                   Machinery and equipment           8 years
                   Capitalized labor and overhead    3 years
                   Furniture and fixtures            8 years
                   Computer equipment                5 years
                   Transportation equipment          3 years
                   Leasehold improvements          3-10 years

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

  Note 1 - Summary of Significant Accounting Policies (continued)

  Impairment losses on long-lived assets, such as equipment and improvements, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

  Software Capitalization

  The Company follows Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs totaled $57,931 and $10,886 for the years ended December 31, 2002 and 2001, respectively, and are included in Other Assets. All software is amortized straight-line over its useful life of three years. Amortization expense related to software totaled $19,014 and $26,391 for the years ended December 31, 2002 and 2001, respectively.

  Intangible Assets

  The cost of intangible assets is being amortized on a straight-line basis over their useful lives ranging from 5 to 15 years. Amortization expense recorded by the Company in 2002 and 2001 totaled $8,948 and $5,512, respectively.

  Bad Debts

  Accounts receivable are presented net of an allowance for doubtful accounts of $18,057 and $26,504 as of December 31, 2002 and 2001, respectively. The allowance is based on prior experience and management's evaluation of the collectibility of accounts receivable. Management believes the allowance is adequate. However, further additions may be necessary based on changes in economic conditions.

  Product Warranty

  The Company records warranty costs as incurred and does not provide for possible future costs. Management estimates such costs not to be material based on prior experience. However, it is reasonably possible that this estimate may change in the future.

  Advertising Costs

  The Company expenses advertising costs which are not expected to benefit future periods. Advertising expenses included in selling and shipping expenses were $21,139 and $18,217 in 2002 and 2001, respectively. The Company capitalizes certain advertising costs included in Other Assets, totaling $63,849, to develop a web site and to print brochures expected to be used in the future. Capitalized advertising costs are amortized straight-line over three years. Amortization expense related to advertising costs totaled $11,729 and $16,586 in 2002 and 2001, respectively.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

  Note 1 - Summary of Significant Accounting Policies (continued)

  Interest Capitalization

  The Company follows the policy of capitalizing interest as a component of the cost of property, plant and equipment constructed for its own use. This amount is included in building improvements. During the years ended December 31, 2002 and 2001, the Company capitalized interest of approximately $77,000 and $-0-, respectively.

  Basic and Diluted Earnings (Loss) Per Share

  The Company presents "basic" earnings per common share and, if applicable, "diluted" earnings per common share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings per common share is calculated by dividing net income or loss applicable to common stock by the weighted average number of common shares outstanding during each period. The calculation of diluted earnings per common share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options, were issued during the period.

  A reconciliation of the weighted-average number of common shares outstanding used in the calculations of basic and diluted earnings per share follows.

                                                 2002                            2001
                                     ----------------------------    ----------------------------
                                        Basic          Dilutive         Basic          Dilutive
                                     ------------    ------------    ------------    ------------
  Weighted-average number of
    common shares outstanding          3,036,530       3,036,530       3,014,744       3,014,744
                                     ============                    ============
  Dilutive options to purchase
    common shares outstanding                             88,203                         248,651
                                                     ------------                    ------------
                                                       3,124,733                       3,263,395
                                                     ============                    ============

  Cash and Cash Equivalents
  The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.

  Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity. The Company sells products and services to various companies across several industries in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. See Note 14 for concentration details.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            December 31, 2002 and 2001

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

  Stock-Based Compensation

  The Company accounts for stock options as prescribed by Accounting Principles Board ("APB") Opinion No. 25 and includes pro forma information in the stock-based compensation footnote, as permitted by Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting For Certain Transactions Involving Stock-an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 and among other issues clarifies the definition of an employee for purposes of applying APB Opinion No. 25. The Company adopted FIN 44 in the first quarter of 2001 with no material effect on the Company's consolidated financial position, results of operations or cash flows. As discussed in Note 10, there were no options granted during 2002 and 2001.

  Shipping and Handling

  It is the Company's policy to include freight in total sales. The amount included in sales was $18,784 and $16,480 for the years ended December 31, 2002 and 2001, respectively. Included in selling and shipping is $49,708 and $68,670 for shipping and handling costs for 2002 and 2001, respectively.

  Recently Issued Accounting Standards

  In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS No. 141 provides new guidance on the accounting for a business combination at the date a business combination is completed. Specifically, it requires use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interest method. SFAS No. 142 establishes new guidance on how to account for goodwill and intangible assets after a business combination is completed. Among other things, it requires that goodwill and certain other intangible assets will no longer be amortized and will be tested for impairment at least annually and written down only when impaired. This statement applies to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. The Company has adopted SFAS No.141 and No.142 effective January 1, 2002 but it does not have a material impact on the Company's financial position, results of operations, or cash flows.

  In August 2002, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS 144"). This standard supersedes SFAS 121, "Accounting for the Impairment or Long- Lived Assets to Be Disposed Of,"

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

  Note 1 - Summary of Significant Accounting Policies (continued)

  Recently Issued Accounting Standards (continued)

  and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supercede the provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, " ("APB 30") with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred, rather than as of the measurement date as presently required by APB 30.
  This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS 144 will have a material impact on its operations or financial position.

  In April 2002, the FASB issued Statement No. 145 ("SFAS 145") "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which supercedes FASB issued Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," FASB issued Statement No. 44," Accounting for Intangible Assets of Motor Carriers," and FASB issued Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This statement also amends FASB issued Statement No. 13, "Accounting for Leases," to eliminate as inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing pronouncements to make various technical corrections, clarify meanings or describe the applicability under changed conditions. SFAS 145 requires gains and losses from the extinguishment of debt to be classified as extraordinary items only if they meet the criteria in Accounting Principal Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This statement also requires lease modifications that have economic effects similar to sale-leaseback transactions to be accounted for in the same manner as sale-leaseback transactions. The provisions in SFAS 145 relating to sale-leaseback transactions are effective as of May 15, 2002. The remaining provisions in SFAS 145 will be effective for the Company beginning in fiscal 2003. The Company does not expect the provisions of SFAS 145 to have a material impact, if any, on the Company's consolidated financial statements.

  In July 2002, the FASB issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies the guidance in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the FASB acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to the other parties that meets the definition of a liability and requires

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

  Note 1 - Summary of Significant Accounting Policies (continued)

  Recently Issued Accounting Standards (continued)

  that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the financial position or results of operations of the Company.

  In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires the accounting for and disclosure of guarantees and clarifies the requirements of SFAS No. 5, "Accounting for Contingencies." The disclosure requirements of this interpretation are effective for periods ending after December 15, 2002 and for accounting for guarantees for periods beginning after December 15, 2002. The adoption of the disclosure requirements of this standard as of December 31, 2002 had no impact on the Company's financial position or results of operations. The Company is currently assessing the impact that the adoption of the recognition and measurement provisions of this standard will have on its financial statements for future periods but does not expect that the adoption of these provisions will have a material effect on its financial position and results of operations.

  In December 2002, the FASB issued Statement No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 is effective for fiscal years ending after December 15, 2002 and amends SFAS No. 123 to provide for alternative methods of transition to a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has accounted for stock-based employee compensation using the intrinsic value method under APB No. 25.
  Note 2- Supplemental Cash Flow Information

                                                                     2002            2001
                                                                 ------------    ------------
  Cash paid during the year for:
    Income taxes, net of refunds                                 $   268,422     $   419,831
    Interest                                                         194,412          64,674

  Non-cash operating and financing:
    Acquisition of property and equipment                        $ 3,818,900     $     -0-
    Less: loan proceeds                                           (1,837,988)          -0-
                                                                 ------------    ------------
    Net cash outlay                                              $ 1,980,912     $     -0-
                                                                 ============    ============

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
  Note 2- Supplemental Cash Flow Information (continued)

                                                                     2002            2001
                                                                 ------------    ------------
  Inventory received as a part of acquisition                    $     -0-       $  (650,000)
    Less: Note issued for inventory                                    -0-           350,000
                                                                 ------------    ------------
    Net Cash Used                                                $     -0-       $   300,000
                                                                 ============    ============

  Note 3 - Uncompleted Contracts

  Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:
                                                                     2002            2001
                                                                 ------------    ------------
         Costs incurred on uncompleted contracts                 $   764,799     $   880,026
         Estimated earnings                                          676,692         950,644
                                                                 ------------    ------------
                                                                   1,441,491       1,830,670
         Billings to date                                           (804,232)     (1,472,648)
                                                                 ------------    ------------
                                                                 $   637,259     $   358,022
                                                                 ============    ============
         Included in accompanying balance sheets
           under the following captions:

           Costs and estimated earnings in excess
             of billings on uncompleted contracts                $   783,646     $   358,022
           Billings in excess of costs and estimated
             earnings on uncompleted contracts                      (146,387)          -0-
                                                                 ------------    ------------
                                                                 $   637,259     $   358,022
                                                                 ============    ============

  Note 4 - Inventory

  Inventories consist of the following:
                                                                     2002            2001
                                                                 ------------    ------------
  Raw materials                                                  $ 1,223,019     $   388,794
  Work-in-process                                                    267,679          68,184
  Finished goods                                                     532,789         372,062
                                                                 ------------    ------------
                                                                 $ 2,023,487     $   829,040
                                                                 ============    ============

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
  Note 5 - Property, Plant and Equipment

  Major classes of property, plant and equipment consist of the following:
                                                                     2002            2001
                                                                 ------------    ------------
                  Land                                           $   760,000     $    60,000
                  Buildings                                        2,815,839       1,353,964
                  Building Improvements                            1,373,624          85,027
                  Machinery and equipment                          1,181,851         894,945
                  Capitalized labor and overhead                     216,602         316,131
                  Furniture and fixtures                             214,921         156,116
                  Computer equipment                                 180,991         161,374
                  Transportation equipment                            74,709          99,266
                                                                 ------------    ------------
                                                                   6,818,537       3,126,823
                  Accumulated depreciation and amortization       (1,188,162)     (1,066,321)
                                                                 ------------    ------------
                                                                 $ 5,630,375     $ 2,060,502
                                                                 ============    ============
                  Depreciation and amortization expense          $   249,030     $   217,182
                                                                 ============    ============

  Note 6 - Intangible Assets

  Intangible assets consist of the following:
                                                                     2002            2001
                                                                 ------------    ------------
                  Licensing Agreement                            $    10,000     $    10,000
                  Patents and Copyrights                              32,019          21,950
                  Intellectual Property                              100,000          75,000
                  Other                                               21,492           -0-
                                                                 ------------    ------------
                                                                     163,511         106,950
                  Accumulated Amortization                           (27,118)        (18,169)
                                                                 ------------    ------------
                                                                 $   136,393     $    88,781
                                                                 ============    ============

  Note 7 - Acquisition of Assets
  On November 8, 2001, the Company purchased assets for the Surface Mount Technology (SMT) business. The allocation of the purchase price was as follows: $650,000 of Inventory, $50,000 of intangible assets and $50,000 of fixed assets. This acquisition was recorded as a purchase business combination in accordance with Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations". Intangible assets recorded associated with this acquisition are being amortized over their estimated useful life of 15 years.

  On June 17, 2002, the Company purchased additional assets for the Surface Mount Technology (SMT) business. The allocation of the purchase price was as follows: $820,000 of inventory, $369,000 of accounts receivable, $25,000 of intangible assets and $25,000 of fixed assets. This acquisition was recorded as a purchase business combination in accordance with SFAS No. 141, "Business Combinations". Intangible assets recorded associated with this acquisition are being amortized over their estimated useful life of 15 years.

                  CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 2002 and 2001

  Note 8 - Financing Arrangements

  The Company has a line of credit facility with a bank which allows the Company to borrow up to $650,000 until June 1, 2003. Interest is payable on any unpaid principal balance at the bank's prime rate plus 0.75%. As of December 31, 2002 and 2001, $-0- was outstanding on this facility. The Company has an additional $350,000 credit line that is being utilized to secure a letter of credit. Borrowings are collateralized by the Company's assets.
  Note 9 - Long-term Debt

  Long-term debt consists of the following:
                                                                     2002            2001
                                                                 ------------    ------------
  KIDCO REALTY CORP.
    $900,000 purchase money mortgage secured by real
    property, building and improvements in Saugerties,
    New York; payable in equal monthly installments of
    $5,988, including interest at 7% per annum; entire
    principal comes due in May 2009.                             $   863,116     $   874,129

  GENERAL ELECTRIC CAPITAL CORPORATION
    $2,700,000 mortgage payable secured by real
    property, building and improvements in Ronkonkoma,
    New York; payable in equal monthly installments of
    $22,285, including interest at 5.67% per annum;
    pursuant to an installment sale agreement with the
    Town of Islip Industrial Development Agency; final
    payment due March 2017.                                        2,600,015           -0-

  NISSAN MOTOR ACCEPTANCE CORP.
    Collateralized by a lien on the Company's
    automobile; payable in 60 monthly installments of
    $495 including interest of 5.9% per annum; final
    payment made December 2002.                                        -0-             5,761

  NORTH FORK BANK
    Sixty month installment note; payable in monthly
    installments of $4,922, including interest at 7.74%
    per annum; final payment due October 2007;
    collateralized by equipment costing $244,239.                    227,776           -0-
                                                                 ------------    ------------

                                                                   3,690,907         879,890
  Less:  Current maturities                                          177,124          15,790
                                                                 ------------    ------------

                                                                 $ 3,513,783     $   864,100
                                                                 ============    ============


                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

  Note 9 - Long-term Debt (continued)

  Future maturities of long-term debt as follows:
                                      2003            $   177,124
                                      2004                177,382
                                      2005                200,031
                                      2006                212,946
                                      2007                207,088
                          2008 to maturity              2,716,336
                                                      ------------
                                                      $ 3,690,907
                                                      ============

  Note 10 - Short-term Note Payable

  A note payable in the amount of $350,000 was issued for the acquisition of assets for the Company's Surface Mount Technology business. Interest is provided at 5.5% per annum.

  Note 11 - Income Taxes

  The provision (benefit) for income taxes include the following:
                                                     2002            2001
                                                 ------------    ------------
      Current:
          Federal                                $     -0-       $   186,926
          State                                        5,589           7,926
                                                 ------------    ------------
                        Total Current Provision        5,589         194,852
                                                 ------------    ------------
      Deferred:
          Federal                                     30,008         158,246
          State                                     (105,459)       (120,246)
                                                 ------------    ------------
             Total Deferred (Benefit) Provision      (75,451)         38,000
                                                 ------------    ------------
                                                 $   (69,862)    $   232,852
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

  The difference between the provision for income taxes at the Company's effective income tax rate and the federal statutory rate of 34% is as follows:
                                                     2002            2001
                                                 ------------    ------------
          Statutory rate                              34%             34%
          State taxes, net of Federal Benefits         7%              7%
          Investment tax credits and other          (112%)           (20%)

                                         Totals      (71%)            21%

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

  Note 11 - Income Taxes (continued)

  The tax effects of temporary differences giving rise to significant portions of deferred taxes are as follows:
                                                     2002            2001
                                                 ------------    ------------
          Allowance for doubtful accounts        $     6,992     $    10,393
          Inventory capitalization                    73,503          21,312
          Deferred revenue                          (262,015)       (167,116)
          Net Operating Loss                          64,122           -0-
          Depreciation and amortization             (126,144)        (66,652)
          Investment tax credit                      575,953         460,067
          Other                                       11,663          10,619

                         Net Deferred Tax Asset  $   344,074     $   268,623

  Note 12 - Stock-Based Compensation

  On June 15, 1989, the Company instituted a non-qualified stock option plan (the "Plan"). In connection therewith, 700,000 shares of the Company's common stock are reserved for issuance pursuant to options that may be granted under the Plan through June 30, 2004. On June 3, 1996, the Company issued 84,000 options which expire ten years from the date of grant. None of these options were exercisable until June 3, 1999. The option price was less than the fair market value per share on the date the 1996 options were granted. On April 15, 1998, 140,000 options were granted to employees under this plan. Options granted in 1998 vest straight-line over a four-year period following the date of grant and expire five years after the date of grant. On July 16, 1999, 52,500 options were granted to employees under this Plan. Options granted in 1999 vest incrementally over a four-year period following the date of grant and expire seven years after the date of grant. On February 2, 2000, 242,000 options were granted to employees under this plan. On May 7, 2000 and August 8, 2000, a total of 80,000 options were granted to employees. On October 26, 2000, 3,500 options were granted to employees. All options vest over a four-year period. All options granted in 2000 expire seven years after the date of grant. The option price for options granted in 1999 and 2000 is an amount per share of not less than the fair market value per share on the date the option is granted.

  In July 2001, the shareholders approved a non-qualified stock option plan covering key employees, officers, directors and other persons that may be considered as service providers to the Company. Options will be awarded by the Board of Directors or by a committee appointed by the board. Under the plan, an aggregate of 300,000 shares of common stock, $.01 par value of Company are reserved for issuance or transfer upon the exercise of options which are granted. Unless otherwise provided in the option agreement options granted under the plan shall become exercisable in 25% installments commencing one year from the anniversary date of the grant. The purchase price of the common stock under each option shall be no lower than the average bid price per share, calculated on a monthly basis, that the Common Stock (as reported by AMEX) traded during the calendar year immediately preceding the year in which the option is granted. The stock options generally expire five years after the date of grant. The stock option plan shall terminate on July 22, 2011. No options have been granted under the July 2001 plan.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
  Note 12 - Stock-Based Compensation (continued)

  A summary of stock option activity related to the Company's Plan is as follows:

                                  Beginning         Granted         Exercised       Canceled        Ending
                                  Balance            During          During          During         Balance
                                  Outstanding        Period          Period          Period       Outstanding     Exercisable
                                  ------------    ------------    ------------    ------------    ------------    ------------
   Year ended December 31, 2001
   Number of shares                   510,000           -0-            31,575           -0-           478,425         130,749
   Weighted average exercise price
     per share                    $     1.65      $     -0-       $     1.40      $     -0-       $     1.67      $     1.55
   Year ended December 31, 2002
   Number of shares                   478,425           -0-             6,775          75,000         396,650         208,300
   Weighted average exercise price
     per share                    $     1.67      $     -0-       $     1.45      $     1.80      $     1.65      $     1.57

        There were no options issued during 2002 and 2001.

  The following table summarizes information about the options at December 31, 2002.

                                  Options Outstanding                   Options Exercisable
                       ------------------------------------------   ---------------------------
                                        Weighted       Weighted                      Weighted
                                        Average        Average                       Average
       Exercise           Number       Remaining     Exercisable       Number      Exercisable
         Price         Outstanding        Life          Price       Exercisable       Price
  ------------------   ------------   ------------   ------------   ------------   ------------
    $0.13 - $1.00           49,500     3.55 years    $    1.00           28,500    $    1.00
    $1.51 - $1.75          278,650     2.74 years    $    1.66          151,250    $    1.59
    $2.00 - $2.75           65,000     4.50 years    $    2.00           27,500    $    2.00
    $3.00 - $3.25            3,500     4.50 years    $    3.25            1,050    $    3.25

  Note 13 - Defined Contribution Plan

  On August 1, 1998, the Company adopted a 401(k) Plan for the benefit of all eligible employees. All employees as of the effective date of the 401(k) Plan became eligible. An employee who became employed after August 1, 1998, would become a participant after three months of continuous service.

  Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are optional. During the years ended December 31, 2002 and 2001, the Company incurred 401(k) administrative costs totaling $3,471 and $2,478 respectively. No employer contribution has been made for 2002 and 2001.

  Note 14 - Concentration of Credit Risk

  Cash

  The Company places most of its temporary cash investments with one financial institution. Balances normally exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced any loss to date as a result of this policy.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

  Note 14 - Concentration of Credit Risk (continued)

  Significant Customers

  The Company's sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology. In 2002, the Company had two customers, which represented approximately 23% of sales. These customers represented 19% of total billed and unbilled receivables at December 31, 2002. In 2001, the Company had one customer, which represented approximately 10% of sales. This customer represented 19% of total billed and unbilled receivables at December 31, 2001. Another customer represented 25% of total billed and unbilled receivables at December 31, 2001. This customer represented an immaterial percentage of sales in 2001.

  Export Sales

  Export sales to unaffiliated customers represented approximately 25% and 15% of sales for the years ended December 31, 2002 and 2001, respectively. Export sales in 2002 and 2001 were primarily to customers in Asia. All contracts are denominated in U.S. dollars. The Company does not enter into any foreign exchange contracts.

  Note 15 - Related Party Transactions

  The general counsel for the Company is also a director. The Company incurred legal fees for his professional services of approximately $75,000 and $94,000 for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2002 and 2001, the Company owed the general counsel $75,000 and $36,274, respectively.

  Note 16 - Other Income

  Other income consists of approximately $512,000 in cash received on the collection of accounts receivable exceeding the $369,000 booked as part of the purchase of assets as discussed more fully in Note 7.

  Note 17 - Segment Reporting

  In 1999, the Company adopted SFAS 131, Disclosures about Segments of an Enterprise and Related Information. As a result, Stainless Design Concepts ("SDC"), which was a subsidiary of the Company as of December 31, 1998, operated as a segment of the Company as of December 31, 1999. SDC is the Company's ultra-high purity manufacturing division in Saugerties, New York. In November 1999, a division called Equipment Consulting Services ("ECS") was formed. Operations commenced in January 2000. ECS is the Company's equipment refurbishing division located in Saugerties, New York. During 2001, the Company created a division called Research International ("RI"); the new division is located at 1860 Smithtown Avenue, Ronkonkoma New York. RI is a manufacturer of Surface Mount Technology equipment. During the year 2002, the Company created Conceptronic. During the fourth quarter 2002, the Company combined the operations of SDC and ECS, and Conceptronic and RI and now these divisions are being reported under SDC and Conceptronic, respectively. The accounting policies of SDC and Conceptronic are the same as those described in the summary of significant accounting policies (see
  Note 1). The Company evaluates performance based on several factors, of which the primary financial measure is earnings before taxes.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

  Note 17 - Segment Reporting (continued)

  The following table presents certain information regarding the Company's segments at December 31, 2002 and for the year then ended:

                                      CVD             SDC         Conceptronic    Eliminations    Consolidated
                                  ------------    ------------    ------------    ------------    ------------
  Assets                          $ 9,104,444     $ 2,633,539     $ 3,219,312     $(3,529,783)    $11,427,512

  Revenues                        $ 3,522,634     $ 3,347,722     $ 3,027,232     $  (655,780)    $ 9,241,808
  Interest income                      24,681             540           -0-                            25,221
  Interest expense                     56,420          60,840          22,083                         139,343
  Depreciation and amortization       134,283         147,560          12,878                         294,721
  Capital expenditures              3,775,438          10,123          33,339                       3,818,900
  Pretax earnings (loss)              (86,315)       (322,519)        507,174                          98,340

  Note 18 - Commitments and Contingencies

  Leases

  The Company rents its former headquarters and operations in Ronkonkoma, New York under a lease expiring on July 31, 2006. Minimum future rental commitments are as follows:

          Year ending December 31, 2003    $   145,800
                                   2004        150,170
                                   2005        154,665
                                   2006         91,777
                                           ------------
                                           $   542,412
                                           ============

  Rental expense under the above operating lease totaled $144,000 and $137,589 for 2002 and 2001, respectively. The company plans to sublease this facility.

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

  Note 19 - Subsequent Events

  In January 2003, the Company utilized, against the line of credit discussed in Note 8, an additional $250,000 for a letter of credit. This reduces the amount the company has available to borrow to $400,000 until June 1, 2003.

                 INDEX TO SUPPLEMENTARY FINANCIAL SCHEDULES



                                                               Page No.
                                                               --------

  Independent Auditors' Report on Supplementary Information....  S-2

  Supplementary Financial Schedules:

          II.   Valuation and qualifying accounts..............  S-3

         III.   Amounts receivable from related parties and
                 underwriters, promoters, and employees other
                 than related parties..........................  S-4

          IV.   Property, plant and equipment..................  S-5

           V.   Accumulated depreciation and amortization
                 of property, plant and equipment..............  S-6

          VI.   Supplementary income statement information.....  S-7

  A L B R E C H T ,  V I G G I A N O ,  Z U R E C K
          &  C O M P A N Y ,  P . C .
                                                 CERTIFIED PUBLIC ACCOUNTANTS
                                                             25 SUFFOLK COURT
                                                         HAUPPAUGE, NY  11788
                                                               (631) 434-9500



         INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION
         ---------------------------------------------------------



  To the Board of Directors and Stockholders
  CVD Equipment Corporation
  Ronkonkoma, New York


  We have audited and reported separately herein on the consolidated financial statements of CVD Equipment Corporation and subsidiary (the Company) as of and for the years ended December 31, 2002 and 2001.

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


  Hauppauge, New York
  February 27, 2003

                                        CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                                                FORM 10-KSB, SCHEDULE II
                                           VALUATION AND QUALIFYING ACCOUNTS
                                         Years ended December 31, 2002 and 2001

                                                                  Additions
                                                         ----------------------------
                                          Balance at     (1) Charged     (2) Charged                       Balance
                                          Beginning      to Costs and      to Other                         at End
        Deducted from Assets              of Period        Expenses        Accounts       Deductions      of Period
  -----------------------------------    ------------    ------------    ------------    ------------    ------------
  Allowance for net unrealized gains
    (losses) on securities:
      Year ended December 31, 2002       $     -0-                                                       $     -0-

      Year ended December 31, 2001             -0-                                                             -0-

  Allowance for doubtful accounts:
      Year ended December 31, 2002            26,504                                          (8,447)         18,057

      Year ended December 31, 2001            21,966           4,538                                          26,504



                                                          S-4

                                        CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                                               FORM 10-KSB, SCHEDULE III
                               AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                                  PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                                         Years ended December 31, 2002 and 2001

                Col. A                      Col. B          Col. C                  Col. D                  Col. E
  -----------------------------------    ------------    ------------    ----------------------------    ------------
                                                                                  Deductions
                                                                         ----------------------------
                                          Balance at                          (1)            (2)          Balance at
                                          Beginning                         Amounts       Amounts           End of
           Name of Debtor                 of Period        Additions       Collected      Deductions        Period
  -----------------------------------    ------------    ------------    ------------    ------------    ------------

  Year ended December 31, 2002           $      -0-      $      -0-      $      -0-      $      -0-      $      -0-

  Year ended December 31, 2001           $      -0-      $      -0-      $      -0-      $      -0-      $      -0-


                                        CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                                                FORM 10-KSB, SCHEDULE IV
                                             PROPERTY, PLANT AND EQUIPMENT
                                         Years ended December 31, 2002 and 2001

             Col. A                         Col. B          Col. C          Col. D          Col. E
  -----------------------------------    ------------    ------------    ------------    ------------
                                          Balance at                         Other        Balance at
                                          Beginning       Additions        Changes -        End of
           Description                    of Period        at Cost        Add(Deduct)       Period
  -----------------------------------    ------------    ------------    ------------    ------------

  2002:
    Land                                 $    60,000     $   700,000                     $   760,000
    Building                               1,353,964       1,461,875                       2,815,839
    Machinery and equipment                  894,945         290,006     $    (3,100)      1,181,851
    Capitalized labor and overhead           316,131                         (99,529)        216,602
    Furniture and fixtures                   156,116          58,805                         214,921
    Computer equipment                       161,374          19,617                         180,991
    Transportation equipment                  99,266                         (24,557)         74,709
    Building improvements                     85,027       1,288,597                       1,373,624
                                         ------------    ------------    ------------    ------------
                                         $ 3,126,823     $ 3,818,900     $  (127,186)    $ 6,818,537
                                         ============    ============    ============    ============

  2001:
    Land                                 $    61,620                     $    (1,620)    $    60,000
    Building                               1,463,551     $       600        (110,187)      1,353,964
    Machinery and equipment                  819,523          75,422                         894,945
    Capitalized labor and overhead           753,239                        (437,108)        316,131
    Furniture and fixtures                   157,472             581          (1,937)        156,116
    Computer equipment                       149,001          12,373                         161,374
    Transportation equipment                  99,266                                          99,266
    Leasehold improvements                    47,222          37,805                          85,027
                                         ------------    ------------    ------------    ------------
                                         $ 3,550,894     $   126,781     $  (550,852)    $ 3,126,823
                                         ============    ============    ============    ============

                                        CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                                                FORM 10-KSB, SCHEDULE V
                      ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT
                                         Years ended December 31, 2002 and 2001
             Col. A                         Col. B          Col. C          Col. D          Col. E
  -----------------------------------    ------------    ------------    ------------    ------------
                                                          Additions
                                          Balance at      Charged to         Other        Balance at
                                          Beginning       Costs and        Charges -        End of
           Description                    of Period        Expenses       Add(Deduct)       Period
  -----------------------------------    ------------    ------------    ------------    ------------

  2002:
    Building                             $    86,763     $    53,459                     $   140,222
    Machinery, equipment and capitalized
      labor and overhead                     630,613         127,244     $  (102,629)        655,228
    Furniture and fixtures                   139,932           7,226                         147,158
    Computer equipment                       106,846          20,814                         127,660
    Transportation equipment                  75,008          16,172         (24,560)         66,620
    Building improvements                     27,159          24,115                          51,274
                                         ------------    ------------    ------------    ------------
                                         $ 1,066,321     $   249,030     $  (127,189)    $ 1,188,162
                                         ============    ============    ============    ============
  2001:
    Building                             $    56,291     $    36,122     $    (5,650)    $    86,763
    Machinery, equipment and capitalized
      labor and overhead                     939,083         128,638        (437,108)        630,613
    Furniture and fixtures                   136,560           3,857            (485)        139,932
    Computer equipment                        84,549          22,297                         106,846
    Transportation equipment                  54,471          20,537                          75,008
    Leasehold improvements                    21,428           5,731                          27,159
                                         ------------    ------------    ------------    ------------
                                         $ 1,292,382     $   217,182     $  (443,243)    $ 1,066,321
                                         ============    ============    ============    ============


                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                            FORM 10-KSB, SCHEDULE VI
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION
                     Years ended December 31, 2002 and 2001

                   Col. A                                   Col. B
  -------------------------------------------    ----------------------------
                                                 Charges to Costs and Expenses
                                                 ----------------------------
     Item                                            2002            2001
     ----                                        ------------    ------------
  1. Amortization of software, advertising
     costs, intangible assets, and other assets  $    45,693     $    48,489


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

                                                      Officer/
                                   Position with      Director
  Name of Officer/Director   Age   the Company        Since
  -------------------------  ---   ---------------    --------
  Leonard A. Rosenbaum       57    President & CEO      1982
  Alan H. Temple, Jr.        69    None                 1986
  Sharon Canese              42    CFO & Secretary      1998
  Martin J. Teitelbaum       53    Assistant Secretary  1985
  Conrad Gunther             54    None                 2000

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

  The Board of Directors met three times in the year 2002. Mr. Rosenbaum, Mr. Temple, Mr. Teitelbaum and Mr. Gunther attended all meetings.


  ITEM 10.        EXECUTIVE COMPENSATION
  Remuneration
  The following table sets forth certain information as to each of the Company's most highly compensated executive officers whose cash compensation exceeded $100,000.

  SUMMARY COMPENSATION TABLE
  ----------------------------
  Name and Principle                   Annual      Stock Options
  Position                 Year     Compensation      Granted
  ---------------------   ------    ------------   -------------
  Leonard A. Rosenbaum     2002     $   185,478           -0-
   President and Chief     2001     $   184,057           -0-
   Executive Officer       2000     $   170,434          10,000

  The Company owns life insurance on the life of Leonard A. Rosenbaum in the amount of $2,000,000. The Company is the sole beneficiary of said policy.

  In June 1989, the shareholders approved a non-qualified stock option plan covering key employees, officers and directors. Options will be awarded by the Board of Directors or by a committee appointed by the board.

  Under the plan an aggregate of 700,000 shares of common stock, $.01 par value of the Company are reserved for issuance or transfer upon the exercise of options which are granted. Unless otherwise provided in the Option Agreement, an option granted under the plan shall become exercisable in 25% installments commencing one year from the anniversary date of the grant.
  The purchase price of the Common Stock under each option shall be no lower than the average bid price per share, calculated on a monthly basis, that the Common Stock (as reported by AMEX) traded during the calendar year immediately preceding the year in which the option is granted. The stock options generally expire five years after the date of grant. The stock option plan shall terminate on June 30, 2004.

  In 1996 a total of 84,000 options were granted which did not vest until 1999 at which time they vested 100%. In 1998, 140,000 options were granted to employees other than executive officers or directors. The options vest at 25% per year starting in 1999. In 1999 a total of 52,500 options were granted to employees other than executive officers or directors. The options vest at varying rates starting in 2000. In 2000 a total of 325,500 options were granted to employees, executive officers and directors. These options vest at varying rates. To date 120,350 options have been exercised under this plan.

  In July 2001, the shareholders approved a non-qualified stock option plan covering key employees, officers, directors and other persons that maybe considered as service providers to the company. Options will be awarded by the Board of Directors or by a committee appointed by the board.

  Under the plan an aggregate of 300,000 shares of common stock, $.01 par value of the

  Company are reserved for issuance or transfer upon the exercise of options which are granted. Unless otherwise provided in the Option Agreement, an option granted under the plan shall become exercisable in 25% installments commencing one year from the anniversary date of the grant. The purchase price of the Common Stock under each option shall be no lower than the average bid price per share, calculated on a monthly basis, that the Common Stock (as reported by AMEX) traded during the calendar year immediately preceding the year in which the option is granted. The stock options generally expire five years after the date of grant. The stock option plan shall terminate on July 22, 2011.

  No options have been granted under the July 2001 plan.

  Other than the two non-qualified stock option plans, the Company has no pension or profit sharing plan or other contingent forms of remuneration.


  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
  Set forth below is certain information concerning persons who are known by the Company to own beneficially more than 5% of any class of the Company's voting shares on February 28, 2003:

                                      Amount & Nature
  Title Of    Name and Address of      Of Beneficial     Percentage
  Class        Beneficial Owner          Ownership        of Class
  -------   -----------------------   ---------------    ----------
  Common    Leonard A. Rosenbaum         1,300,450          42.8%
  Stock     1860 Smithtown Avenue
            Ronkonkoma, NY 11779
  Common    Alan H. Temple Jr.             196,000           6.4%
  Stock     10 Harrison Circle
            Pittsford, NY 14534

  SECURITY OWNERSHIP OF MANAGEMENT
  The following table sets forth as of February 28, 2003, information concerning the beneficial ownership of each class of equity security by each director and all directors and officers of the Company as a group:

                                      Amount & Nature
  Title Of    Name and Address of      Of Beneficial     Percentage
  Class        Beneficial Owner        Ownership (1)      of Class
  -------   -----------------------   ---------------    ----------
  Common    Leonard A. Rosenbaum         1,300,450          42.8%
  Stock     1860 Smithtown Avenue
            Ronkonkoma, NY 11779
  Common    Martin J. Teitelbaum            26,000 (2)        *
  Stock     329 Middle Country Road
            Smithtown, NY 11787
  Common    Alan H. Temple, Jr.            196,000 (3)       6.4%
  Stock     10 Harrison Circle
            Pittsford, NY 14534

  Common    All Directors and Officers   1,522,450          50.1%
  Stock     as a group (three persons)

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

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  During 2002, the Company incurred approximately $75,000 in legal fees to Martin J. Teitelbaum a director of the Company and principal attorney for the law offices of Martin J. Teitelbaum.

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

       The following financial statements of CVD Equipment Corporation are included in Part II, Item 7:

       Report of Independent Certified Public Accountants.............  F-3
       Balance Sheets - December 31, 2002 and 2001....................  F-4
       Statements of Income Years Ended December 31, 2002 and 2001....  F-5
       Statements of Stockholders Equity..............................  F-6
       Statements of Cash Flows
            Years Ended December 31, 2002 and 2001....................  F-7
       Notes to the Financial Statements..............................F-8-F-22
  3.   Financial Statement Schedules
       Report of Independent Certified Public Accountants.............  S-2
          Schedules:
       II.  Valuation and Qualifying Accounts.........................  S-3
       III. Amounts receivable from Related Parties and Underwriters,
            Promoters, and Employees other than Related Parties.......  S-4
       IV.  Property, Plant and Equipment.............................  S-5
       V.   Accumulated depreciation and amortization of Property,
            Plant and Equipment.......................................  S-6
       VI.  Supplementary Income Statement Information................  S-7
            All other schedules are omitted because they are not applicable, or not required, or because information is included in the consolidated financial statements or notes thereto.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March 2003.

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


  /s/ Leonard A. Rosenbaum    President, Chief Executive Officer and Director
  Leonard A. Rosenbaum


  /s/ Alan H. Temple, Jr.     Director
  Alan H. Temple, Jr.


  /s/ Martin J. Teitelbaum    Director and Assistant Secretary
  Martin J. Teitelbaum


  /s/ Sharon Canese           Chief Financial Officer and Secretary
  Sharon Canese


  /s/ Conrad Gunther          Director
  Conrad Gunther

  Certifications Pursuant to Rule 13A-14 or 15D-14 of the Securities exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  I, Leonard A. Rosenbaum, certify that:

       1. I have reviewed this annual report on Form 10-KSB of CVD Equipment Corporation;

       2. Based upon my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

       3. Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
            b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
            c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, the registrant's auditors and the audit committee of the registrants' board of directors (or persons performing the equivalent functions):

            a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
            b. Any Fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

       6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Dated: March 28, 2003

     /s/ Leonard A. Rosenbaum
     ----------------------------------------
     President, Chief Executive Officer and Director

  Certifications Pursuant to Rule 13A-14 or 15D-14 of the Securities exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002



  I, Sharon Canese, certify that:

       1. I have reviewed this annual report on Form 10-KSB of CVD Equipment Corporation;

       2. Based upon my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

       3. Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
            b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
            c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

       5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, the registrant's auditors and the audit committee of the registrants' board of directors (or persons performing the equivalent functions):

            a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
            b. Any Fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

       6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Dated: March 28, 2003

     /s/ Sharon Canese
     ----------------------------------------
     Chief Financial Officer and Secretary