Form 10QSB
period 2003-03-31
CVD EQUIPMENT CORP
filed 2003-05-14
CIK 766792

                     US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

  (Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended ____3-31-03_____

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE EXCHANGE ACT
       For the transition period from _______________ to ________________

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

                  1860 SMITHTOWN AVENUE, RONKONKOMA, NY 11779
                    (Address of principal executive offices)

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

  3,039,100 SHARES OF COMMON STOCK, $.01 PAR VALUE AS OF 5-14-03

                           CVD EQUIPMENT CORPORATION
                          NOTE TO FINANCIAL STATEMENTS
                             FOR THE QUARTER ENDING
                                 MARCH 31, 2003

                         BASIS OF FINANCIAL STATEMENTS



  The financial data is subject to year end audit and does not claim to be a complete presentation since note disclosure under generally accepted accounting procedures is not included. Note disclosures required under generally accepted accounting procedures are included in the Company's audited financial statements filed as part of Form 10-KSB for the year ended December 31, 2002. Form 10-QSB should be read in conjunction with these financial statements.

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


                             CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEETS

                                                                      MARCH 31      DECEMBER 31
                                                                        2003            2002
                                                                    (UNAUDITED)      (AUDITED)
                                                                    ------------    ------------
  ASSETS
  Current Assets
    Cash and cash equivalents                                       $   371,708     $   323,537
    Accounts receivable, net                                          2,500,692       1,852,794
    Cost  in excess of billings on ucompleted contracts                 947,906         783,646
    Inventories                                                       1,640,221       2,023,487
    Other current assets                                                232,833         194,232
                                            Total Current Assets      5,693,360       5,177,696
  Property, Plant and Equipment, net                                  5,592,732       5,630,375
  Deferred Income Taxes                                                 344,074         344,074
  Other Assets                                                          153,043         138,974
  Intangible Assets, net                                                133,038         136,393
                                                    Total Assets    $11,916,247     $11,427,512


  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                                $ 1,377,569     $   938,056
    Accrued expenses                                                    497,241         336,702
    Billings in excess of costs on uncompleted contracts                    -           146,387
    Short-term notes payable                                            350,000         350,000
    Short-term borrowings                                                50,000             -
    Current maturities of long-term debt                                179,907         177,124
                                       Total Current Liabilities      2,454,717       1,948,269
  Long-term Debt, net of current portion                              3,467,748       3,513,783
                                               Total Liabilities      5,922,465       5,462,052

  Commitments and Contingencies
  Stockholders' Equity
    Common stock - $0.01 par value -10,000,000 shares authorized;
    3,039,100 shares issued & outstanding                                30,391          30,391
    Additional paid-in capital                                        2,902,149       2,902,149
    Retained earnings                                                 3,061,242       3,032,920
                                      Total Stockholders' Equity      5,993,782       5,965,460
                      Total Liabilities and Stockholders' Equity    $11,916,247     $11,427,512


                             CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
                                 CONSOLIDATED STATEMENTS OF INCOME


                                                                         THREE MONTHS ENDED
                                                                              MARCH 31

                                                                        2003            2002
                                                                    (UNAUDITED)      (AUDITED)
                                                                    ------------    ------------
  Revenue
    Revenue on completed contracts                                  $ 2,530,781     $ 1,215,023
    Revenue on uncompleted contracts                                  1,096,356         674,896
                                                   Total Revenue      3,627,137       1,889,919
  Costs of Revenue
    Cost on completed contracts                                       2,130,790         931,667
    Cost on uncompleted contracts                                       523,495         317,649
                                         Total Costs of Revenues      2,654,285       1,249,316

                                                    Gross Profit        972,852         640,603
  Operating Expenses
    Selling and shipping                                                353,993         175,402
    General and administrative                                          580,498         494,226
                                        Total Operating Expenses        934,491         669,628
                                          Operating Income(Loss)         38,361         (29,025)
  Other Income (Expense)
    Interest income                                                         124           9,828
    Interest expense                                                    (62,969)        (23,002)
    Gain on sale of fixed assets                                            -             2,500
    Other income                                                         67,976          16,488
                                              Total Other Income          5,131           5,814

                                       Income(Loss) Before Taxes         43,492         (23,211)
  Income Tax Provision(Benefit)                                         (15,170)              9
                                                Net Income(Loss)         28,322         (23,202)


  Earnings Per Share
    Basic                                                           $     0.01      $    (0.01)
    Diluted                                                         $     0.01      $    (0.01)

  Weighted Average Shares
    Basic                                                             3,039,100       3,032,325
    Diluted                                                           3,050,228       3,209,801


                             CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31

                                                                                          2003            2002
                                                                                      (UNAUDITED)      (AUDITED)
                                                                                      ------------    ------------
  CASH Flows from Operating Activities
    Net Income(Loss)                                                                  $    28,322     $   (23,202)
    Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                          90,221          66,976
    Gain on sale of fixed assets                                                              -            (2,500)
    Bad debt provision                                                                     (3,311)         (2,047)
   (Increase) decrease in:
    Accounts receivable                                                                  (644,588)        (24,140)
    Cost in excess of billings on uncompleted contracts                                  (164,260)        (31,533)
    Inventory                                                                             383,266          25,866
    Other current assets                                                                  (38,599)        (55,478)
    Other assets                                                                          (24,095)        217,181
    Increase (decrease) in:
     Accounts payable                                                                     439,516          55,557
     Accrued expenses                                                                     160,537         (93,144)
     Billing in excess of costs on uncompleted contracts                                 (146,387)         11,632

                 Net Cash Provided By Operating Activities                                 80,622         145,168

  Cash Flows from Investing Activities
       Capital expenditures                                                               (39,200)       (602,874)
       Proceeds from sale of fixed assets                                                     -             2,500

                                             Net Cash Used in Investing Activities        (39,200)       (600,374)

  Cash Flows from Financing Activities
       Proceeds from short-term borrowings                                                 50,000             -
       Payments of long-term debt                                                         (43,251)        (16,284)

                                  Net Cash Provided (Used) By Financing Activities          6,749         (16,284)

                               Net Increase(Decrease) in Cash and cash Equivalents         48,171        (471,490)

                         Cash and Cash Equivalents at the Beginning of the Quarter        323,537       2,361,150

                               Cash and Cash Equivalents at the End of the Quarter    $   371,708     $ 1,889,660


           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       THREE MONTHS ENDED MARCH 31, 2003

  REVENUE
  An increase in volume resulted in first quarter of 2003 revenue being $3,627,137, a 92% increase from first quarter of 2002 revenue of $1,889,919.

  COSTS AND EXPENSES
  The cost of revenue increased to $2,654,285 in first quarter of 2003 as compared to $1,249,316 in first quarter of 2002. Of this $1,404,969 increase, approximately $1,070,000 is attributed to material, $9,000 to freight in, $183,000 to salaries, $24,000 to utilities and $18,000 to real estate taxes.

  Selling and shipping expenses increased to $353,993 in first quarter of 2003 from $175,402 in first quarter of 2002. Of this $178,591 increase, approximately $155,000 is attributed to commissions and $31,000 to freight out expense, which is offset by a decrease of $10,000 to advertising expense.

  General and Administrative expenses increased to $580,498 in first quarter of 2003 from $494,226 in first quarter of 2002. Of this $86,272 increase,
  approximately   $90,000 to salaries, $5,000 to travel expense and $6,300 to depreciation, which is offset by a decrease of $7,600 to legal fees and $9,300 to consulting fees.

  Interest expense increased by $39,967 from $23,002 in first quarter of 2002 to $62,969 in first quarter of 2003, because the company's average outstanding debt increased, as a result of the mortgage on the new building purchased in March 2002.

  Other income increased by $51,488 from first quarter of 2002 to first quarter of 2003. Of this increase, $64,000 is attributed to collection of accounts receivable exceeding the $369,000 booked as part of the purchase of the assets.



  LIQUIDITY AND CAPITAL RESOURCES

  By the end of the first quarter of 2003, the Company's cash position increased to $371,708 from $323,537 at the beginning of the year. The increase in cash is mainly attributed to the daily operating activities.

  At the end of the first quarter of 2003, the Company's account receivable position increased to $2,500,692 from $ 1,852,794 at the beginning of the year. This increase was attributable to timing of customer payments and billings.

  At the close of the first quarter of 2003, the Company's backlog decreased to approximately $1,827,563 from approximately $3,816,877 at the beginning of the year. This decrease is mainly attributed to shipments delayed from the fourth quarter of 2002 to the first quarter of 2003. This delay resulted from the reduction in productivity of the CVD and Conceptronic divisions due to their relocation to the new facility in the fourth quarter of 2002.

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

  SIGNATURES


  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of May 2003.

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




  /s/ Sharon Canese            Chief Financial Officer and Secretary
  Sharon Canese

  Certifications Pursuant to Rule 13A-14 or 15D-14 of the Securities exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                                      2002

  I, Leonard A. Rosenbaum, certify that:

       1. I have reviewed this quarterly report on Form 10-QSB of CVD Equipment Corporation;

       2. Based upon my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
            b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
            c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

       6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Dated: May 14, 2003

     /s/ Leonard A. Rosenbaum
  ----------------------------------------
  President, Chief Executive Officer and Director

  Certifications Pursuant to Rule 13A-14 or 15D-14 of the Securities exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                                      2002

  I, Sharon Canese, certify that:

       1. I have reviewed this quarterly report on Form 10-QSB of CVD Equipment Corporation;

       2. Based upon my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
            b.  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
            c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

       6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Dated: May 14, 2003

     /s/ Sharon Canese
  ----------------------------------------
  Chief Financial Officer and Secretary