Form 10QSB
period 2003-06-30
CVD EQUIPMENT CORP
filed 2003-08-14
CIK 766792

       US SECURITIES AND EXCHANGE COMMISSION
       WASHINGTON, DC 20549
       FORM 10-QSB

  (Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended ____6-30-03_____

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

  3,039,100 SHARES OF COMMON STOCK, $.01 PAR VALUE AS OF 8-14-03

                           CVD EQUIPMENT CORPORATION
                          NOTE TO FINANCIAL STATEMENTS
                             FOR THE QUARTER ENDING
                                 JUNE 30, 2003

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

  CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
         CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30       DECEMBER 31
                                                                        2003            2002
                                                                    (UNAUDITED)      (AUDITED)
                                                                    ------------    ------------
  ASSETS
  Current Assets
    Cash and cash equivalents                                       $   253,756     $   323,537
    Accounts receivable, net                                          1,693,386       1,852,794
    Cost in excess of billings on uncompleted contracts               1,143,408         783,646
    Inventories                                                       1,517,850       2,023,487
    Other current assets                                                212,155         194,232
                                                                    ------------    ------------
                                              Total Current Assets    4,820,555       5,177,696
  Property, Plant and Equipment, net                                  5,526,167       5,630,375
  Deferred Income Taxes                                                 344,074         344,074
  Other Assets                                                          167,569         138,974
  Intangible Assets, net                                                129,685         136,393
                                                                    ------------    ------------
                                                      Total Assets  $10,988,050     $11,427,512
                                                                    ============    ============


  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Accounts payable                                                $ 1,158,034     $   938,056
    Accrued expenses                                                    195,730         336,702
    Billings in excess of costs on uncompleted contracts                    -           146,387
    Short-term notes payable                                            350,000         350,000
    Short-term borrowings                                                   -               -
    Current maturities of long-term debt                                182,735         177,124
                                                                    ------------    ------------
                                         Total Current Liabilities    1,886,499       1,948,269
  Long-term Debt, net of current portion                              3,420,990       3,513,783
                                                                    ------------    ------------
                                                 Total Liabilities    5,307,489       5,462,052
                                                                    ------------    ------------

  Commitments and Contingencies
  Stockholders' Equity
    Common stock - $0.01 par value -10,000,000 shares authorized;
    3,039,100 shares issued & outstanding                                30,391          30,391
    Additional paid-in capital                                        2,902,149       2,902,149
    Retained earnings                                                 2,748,021       3,032,920
                                                                    ------------    ------------
                                        Total Stockholders' Equity    5,680,561       5,965,460
                                                                    ------------    ------------
                        Total Liabilities and Stockholders' Equity  $10,988,050     $11,427,512
                                                                    ============    ============


  CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF INCOME


                                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                               JUNE 30                           JUNE 30

                                                                        2003            2002              2003            2002
                                                                    (UNAUDITED)     (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
                                                                    ------------    ------------      ------------    ------------
  Revenue
    Revenue on completed contracts                                  $ 1,440,743     $ 1,895,640       $ 3,971,524     $ 3,110,663
    Revenue on uncompleted contracts                                    583,711        (254,327)        1,680,067         420,569
                                                                    ------------    ------------      ------------    ------------
                                                     Total Revenue    2,024,454       1,641,313         5,651,591       3,531,232
                                                                    ------------    ------------      ------------    ------------
  Costs of Revenue
    Cost on completed contracts                                       1,351,679       1,391,287         3,482,469       2,322,954
    Cost on uncompleted contracts                                       518,600         (89,352)        1,042,095         228,297
                                                                    ------------    ------------      ------------    ------------
                                           Total Costs of Revenues    1,870,279       1,301,935         4,524,564       2,551,251
                                                                    ------------    ------------      ------------    ------------

                                                      Gross Profit      154,175         339,378         1,127,027         979,981
                                                                    ------------    ------------      ------------    ------------
  Operating Expenses
    Selling and shipping                                                 71,922         202,131           425,915         377,533
    General and administrative                                          545,915         527,036         1,126,413       1,021,262
                                                                    ------------    ------------      ------------    ------------
                                          Total Operating Expenses      617,837         729,167         1,552,328       1,398,795
                                                                    ------------    ------------      ------------    ------------
                                            Operating Income(Loss)     (463,662)       (389,789)         (425,301)       (418,814)
                                                                    ------------    ------------      ------------    ------------
  Other Income (Expense)
    Interest income                                                         110           9,716               234          19,544
    Interest expense                                                    (60,793)        (24,919)         (123,762)        (47,921)
    Gain on sale of fixed assets                                            -               -                 -             2,500
    Other income                                                        195,954           5,997           263,930          22,485
                                                                    ------------    ------------      ------------    ------------
                                                Total Other Income      135,271          (9,206)          140,402          (3,392)
                                                                    ------------    ------------      ------------    ------------

                                         Income(Loss) Before Taxes     (328,391)       (398,995)         (284,899)       (422,206)
  Income Tax Benefit                                                     15,170             -                 -                 9
                                                                    ------------    ------------      ------------    ------------
                                                  Net Income(Loss)     (313,221)       (398,995)         (284,899)       (422,197)


  Earnings Per Share
       Basic                                                        $   (0.10)      $   (0.13)        $    (0.09)     $   (0.14)
       Diluted                                                      $   (0.10)      $   (0.12)        $    (0.09)     $   (0.13)

  Weighted Average Shares
       Basic                                                          3,039,100       3,033,827         3,039,100       3,035,703
       Diluted                                                        3,045,557       3,203,502         3,047,350       3,208,799


  CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                               JUNE 30                           JUNE 30

                                                                        2003            2002              2003            2002
                                                                    (UNAUDITED)     (UNAUDITED)       (UNAUDITED)      (UNAUDITED)
                                                                    ------------    ------------      ------------    ------------
  CASH Flows from Operating Activities
    Net Income(Loss)                                                $  (313,221)    $  (398,995)      $  (284,899)    $  (422,197)
    Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
    Depreciation and amortization                                        89,929          70,148           180,150         137,124
    Gain on sale of fixed assets                                            -               -                 -            (2,500)
    Bad debt provision                                                    4,669          (3,024)            1,358          (5,071)
    (Increase) decrease in:
      Accounts receivable                                               802,638        (347,710)          158,050        (371,850)
      Cost in excess of billings on uncompleted contracts              (195,502)        313,704          (359,762)        282,171
      Inventory                                                         122,372        (906,710)          505,638        (880,844)
      Other current assets                                               20,675         (50,274)          (17,924)       (105,752)
      Other assets                                                      (24,704)        (46,441)          (48,799)        170,740
    Increase (decrease) in:
      Accounts payable                                                 (219,535)        486,861           219,981         542,418
      Accrued expenses                                                 (301,513)        236,675          (140,976)        143,531
      Billing in excess of costs on uncompleted contracts                   -            (8,728)         (146,387)          2,904
                                                                    ------------    ------------      ------------    ------------
              Net cash provided by (used in) operating activities       (14,192)       (654,494)           66,430        (509,326)
                                                                    ------------    ------------      ------------    ------------
  Cash Flows from Investing Activities
    Capital expenditures                                                 (9,829)     (1,105,174)          (49,029)     (3,300,592)
    Proceeds from sale of fixed assets                                      -               -                 -             2,500
                                                                    ------------    ------------      ------------    ------------
              Net cash provided by (used in) investing activities        (9,829)     (1,105,174)          (49,029)     (3,298,092)
                                                                    ------------    ------------      ------------    ------------
  Cash Flows from Financing Activities
    Proceeds from the exercise of options                                   -             8,301               -             8,301
    Proceeds of short-term borrowings                                   100,000             -             315,000             -
    Payments of short-term borrowings                                  (150,000)            -            (315,000)            -
    Proceeds of long-term debt                                              -               -                 -         1,588,056
    Payments of long-term debt                                          (43,931)        (37,419)          (87,182)        (49,215)
                                                                    ------------    ------------      ------------    ------------
               Net cash provided by (used in) financing activities      (93,931)        (29,118)          (87,182)      1,547,142
                                                                    ------------    ------------      ------------    ------------
               Net increase(decrease) in cash and cash equivalents     (117,952)     (1,788,786)          (69,781)     (2,260,276)
                                                                    ------------    ------------      ------------    ------------
         Cash and cash equivalents at the beginning of the quarter      371,708       1,889,660           323,537       2,361,150
                                                                    ------------    ------------      ------------    ------------
               Cash and cash equivalents at the end of the quarter  $   253,756     $   100,874       $   253,756     $   100,874
                                                                    ============    ============      ============    ============


           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2003

  REVENUE
  An increase in volume resulted in second quarter of 2003 revenue being $2,024,454, a 23% increase from second quarter of 2002 revenue of $1,641,313.

  COSTS AND EXPENSES
  The cost of revenue increased to $1,870,279 in second quarter of 2003 as compared to $1,301,935 in second quarter of 2002. Of this $568,344 increase, approximately $343,000 is attributed to material, $7,000 to freight in expense, $151,000 to salaries, $10,000 to depreciation expense and $17,000 to real estate taxes.

  Selling and shipping expenses decreased to $71,922 in second quarter of 2003 from $202,131 in second quarter of 2002. Of this $130,209 decrease, approximately $117,000 is attributed to commissions, $18,000 to salaries and $10,000 to royalties, which is offset by an increase of $7,000 to freight out expense and $5,000 to auto expense.

  General and Administrative expenses increased to $545,915 in second quarter of 2003 from $527,036 in second quarter of 2002. Of this $18,879
  increase, approximately   $45,000 to salaries,  which is offset by a
  decrease of $14,000 to legal fees and $9,000 to employee relocation expense.

  Interest expense increased by $35,874 from $24,919 in second quarter 2002 to $60,793 in second quarter of 2003, because the company's average outstanding debt increased, as a result of the mortgage on the new building purchased in March 2002.

  Other income increased by $189,957 from $5,997 in second quarter of 2002 to $195,954 in second quarter of 2003. Of this increase, $150,000 is attributed to an insurance reimbursement for legal fees and $41,000 is attributed to collection of accounts receivable exceeding the $369,000 booked as part of the purchase of the assets.

           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2003

  REVENUE
  An increase in volume resulted in six months of 2003 revenue being $5,651,591, a 60% increase from six months of 2002 revenue of $3,531,232.

  COSTS AND EXPENSES
  The cost of revenue increased to $4,524,564 in six months of 2003 as compared to $2,551,251 in six months of 2002. Of this $1,973,313 increase, approximately $1,414,000 is attributed to material, $16,000 to freight in, $335,000 to salaries, $28,000 to depreciation, $28,000 to utilities and $35,000 to real estate taxes.

  Selling and shipping expenses increased to $425,915 in six months of 2003 from $377,533 in six months of 2002. Of this $48,382 increase, approximately $38,000 is attributed to commissions and $38,000 to freight out expense, which is offset by a decrease of $12,000 to salaries and $14,000 to royalties.

  General and Administrative expenses increased to $1,126,413 in six months of 2003 from $1,021,262 in six months of 2002. Of this $105,151 increase,
  approximately   $135,000 to salaries, which is offset by a decrease of
  $22,000 to legal fees and $7,000 to consulting fees.

  Interest expense increased by $75,841 from $47,921 in six months of 2002 to $123,762 in six months of 2003, because the company's average outstanding debt increased, as a result of the mortgage on the new building purchased in March 2002.

  Other income increased by $241,445 from 22,485 in six months of 2002 to $263,930 in six months of 2003. Of this increase, $150,000 is attributed to an insurance reimbursement for legal fees and $104,000 is attributed to collection of accounts receivable exceeding the $369,000 booked as part of the purchase of the assets.





  LIQUIDITY AND CAPITAL RESOURCES

  By the end of the second quarter of 2003, the Company's cash position decreased to $253,756 from $323,537 at the beginning of the year. The decrease in cash is mainly attributed to the daily operating activities.

  At the end of the second quarter of 2003, the Company's account receivable position decreased to $1,693,386 from $ 1,852,794 at the beginning of the year. This decrease was attributable to timing of customer payments and billings.

  At the close of the second quarter of 2003, the Company's backlog decreased to approximately $1,876,855. This represents the amount of orders not billed or taken as part of percentage of completion. This backlog has decreased from approximately $3,816,877 at the beginning of the year. This decrease is mainly attributed to a decrease in new orders and to shipments delayed from the fourth quarter of 2002 to the first quarter of 2003. This delay resulted from the reduction in productivity of the CVD and Conceptronic divisions due to their relocation to the new facility in the fourth quarter of 2002. The $1,876,855 backlog is actively being worked on.

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

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 2003.

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

    Dated: August 14, 2003

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

    Dated: August 14, 2003

     /s/ Sharon Canese
  ----------------------------------------
  Chief Financial Officer and Secretary