Form 10QSB
period 2003-09-30
CVD EQUIPMENT CORP
filed 2003-11-12
CIK 766792

                     US SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB

  (Mark One)

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended             9-30-03

  (  ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE EXCHANGE ACT
       For the transition period from _________________ to __________________

       Commission file number _______________2-97210-NY______________________

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

  3,039,100 SHARES OF COMMON STOCK, $.01 PAR VALUE AS OF 11-12-03

                           CVD EQUIPMENT CORPORATION
                          NOTE TO FINANCIAL STATEMENTS
                             FOR THE QUARTER ENDING
                               SEPTEMBER 30, 2003

                         BASIS OF FINANCIAL STATEMENTS


  The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

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

  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

  The Company considers certain accounting policies related to revenue recognition and bad debts to be critical policies due to the estimation processes involved in each.


  Revenue recognition

       The Company derives a significant portion of its revenue from fixed contracts which require continuing estimations of cots to complete each job. From time to time due to job conditions, job scheduling and productivity, the cost to complete estimates are revised upward or downward which correspondingly increases or decreases both estimated revenues and estimated gross profit, and earned revenues and gross profits. The Company uses the percentage of completion method to recognize revenue for certain projects. When an estimate indicates a significant loss (i.e. estimated costs exceed estimated revenues) the entire estimated loss is recognized in the Company's results of operations. Any changes in estimated amounts, including contract losses, could be material to the Company's results of operations in both current and future periods, as jobs progress to completion.

  Bad Debts

       The Company records an allowance for uncollectible amounts based on a review of the collectibility of its accounts receivable. Management determines the adequacy of this allowance by analyzing historical bad debts, continually evaluating individual customer's receivables and considering the customer's financial condition and current economic conditions. If the financial condition of the customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required.

       There have been no changes in policies and procedures since the audited financial statements for the year ended December 31, 2002.


  CONTROLS AND PROCEDURES

  (a) Evaluation of Disclosure Controls and Procedures
       Within 90 days prior to the filing of this yearly report on Form 10-QSB, the Company's President and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures and concluded that the Company's disclosure controls and procedures are effective to ensure that information require to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its officers, as appropriate to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

  (b) Changes in Internal Controls
       The Company's President and Chief Financial Officer have also concluded there were no significant changes in the Company's internal controls or in the factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     THREE MONTHS ENDED SEPTEMBER 30, 2003

  REVENUE
  An decrease in volume resulted in third quarter of 2003 revenue being $2,092,803, a 27% decrease from third quarter of 2002 revenue of $2,865,581. The decrease in revenue is mainly attributed to a decrease in shipments in the Conceptronic division due to the system design improvements implemented during the third quarter of 2003.

  COSTS AND EXPENSES
  The cost of revenue decreased to $1,374,686 in third quarter of 2003 as compared to $1,857,195 in third quarter of 2002. Of this $482,509 decrease, approximately $294,000 is attributed to material, $8,000 to freight in, $97,000 to salaries and $14,000 to travel expense. The decrease in material and freight in is mainly associated with the decrease in revenue. The decrease in salaries is mainly due to a decrease in staff.

  Selling and shipping expenses decreased to $163,339 in third quarter of 2003 from $257,223 in third quarter of 2002. Of this $93,884 decrease, approximately $49,000 is attributed to commissions, $21,000 to salaries, $12,000 to royalties and $9,000 to travel expense. The decrease in commissions and royalties is mainly associated with the decrease in revenue. The decrease in salaries is mainly due to a decrease in staff.

  General and Administrative expenses decreased to $620,529 in third quarter of 2003 from $674,827 in third quarter of 2002. Of this $54,298 decrease, approximately $54,000 is attributed to salaries. The decrease in salaries is mainly due to a decrease in staff.

  Interest expense increased to $59,889 in third quarter of 2003 from $29,303 in third quarter of 2002. The increase of $30,586, is mainly attributed to an increase in the Company's average outstanding debt, as a result of the mortgage on the new building purchased in March 2002.

  Other income decreased to $14,655 in third quarter of 2003 from $382,197 in third quarter of 2002. This decrease, is mainly attributed to collection of accounts receivable exceeding the $369,000 booked as part of the purchase of the assets on June 17, 2002.

  CONTINGENCIES

  The Company did not renew its product liability insurance on August 11, 2003 due to a significant increase in premium and in light of our historic experience of not sustaining product liability claims of any consequence. The Company will reinstate product liability insurance when it is determined to be cost effective to do so.

           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003

  REVENUE
  An increase in volume resulted in nine months of 2003 revenue being $7,744,394, a 21% increase from nine months of 2002 revenue of $6,396,813. The increase in revenue is mainly attributed to shipments delayed from the fourth quarter of 2002 to the first quarter of 2003. This delay resulted from the reduction in productivity of the CVD and Conceptronic division due to their relocation to the new facility in the fourth quarter of 2002.

  COSTS AND EXPENSES
  The cost of revenue increased to $5,899,250 in nine months of 2003 as compared to $4,408,446 in nine months of 2002. Of this $1,490,804 increase, approximately $1,120,000 is attributed to material, $233,000 to salaries, $20,000 to utilities and $56,000 to real estate taxes. The increase in material is mainly associated with the increase in revenue. The increase in salaries is mainly due to an increase in additional staff for the Conceptronic division, which was offset by a decrease in the CVD and SDC division. The increase in utilities and real estate taxes is mainly due to the new facility.

  Selling and shipping expenses decreased to $589,254 in nine months of 2003 from $634,756 in nine months of 2002. Of this $45,502 decrease, approximately $33,000 is attributed to salaries. The decrease in salaries is mainly due to a decrease in staff for the SDC division, which was offset by an increase in additional staff for the Conceptronic division.

  General and Administrative expenses increased to $1,746,942 in nine months of 2003 from $1,696,089 in nine months of 2002. Of this $50,853 increase, approximately $81,000 is attributed to salaries, $8,000 to real estate taxes, which was offset by a decrease of $46,000 to legal fees. The increase in salaries is mainly related to an increase in additional staff for the Conceptronic division, which was offset by a decrease in staff for the SDC and CVD division. The increase in real estate taxes is mainly due to the new facility.

  Interest expense increased to $183,651 in nine months of 2003 from $77,224 in nine months of 2002. This increase of $106,427, is mainly attributed to an increase in the Company's average outstanding debt, as a result of the mortgage on the new building purchased in March 2002.

  Other income decreased to $278,585 in nine months of 2003 from $404,682 in nine months of 2002. Of this $126,097 decrease, $267,000 is attributed to collection of accounts receivable exceeding the $369,000 booked as part of the purchase of the assets, which is offset by an increase of $150,000 attributed to an insurance reimbursement for legal fees.

  LIQUIDITY AND CAPITAL RESOURCES

  By the end of the third quarter of 2003, the Company's cash position decreased to $244,648 from $323,537 at the beginning of the year. The decrease in cash is mainly attributed to the daily operating activities.

  At the end of the third quarter of 2003, the Company's account receivable position increased to $2,025,315 from $ 1,852,794 at the beginning of the year. This increase was attributable to timing of customer payments and billings.

  At the close of the third quarter of 2003, the Company's backlog decreased to approximately $2,118,671. This represents the amount of orders not billed or taken as part of the percentage of completion. This backlog has decreased from approximately $3,816,877 at the beginning of the year. This decrease is mainly attributed to a decrease in new orders and to shipments delayed from the fourth quarter of 2002 to the first quarter of 2003. This delay resulted from the reduction in productivity of the CVD and Conceptronic divisions due to their relocation to the new facility in the fourth quarter of 2002. The $2,118,671 backlog is actively being worked on.

  The Company has a line of credit facility with a bank which allows the Company to borrow up to $750,000 until June 1, 2004. Interest is payable on any unpaid principal balance at the bank's prime rate plus _ of 1%. As of September 30, 2003, $536,000 was outstanding on this facility. The Company has an additional $250,000 credit line that is being utilized to secure a letter of credit. Borrowings are collateralized by the Company's assets.

  The Company believes that its cash, cash equivalents and available credit facilities will be sufficient to meet its working capital and investment requirements for the next twelve months. However, future growth, including potential acquisitions, may require additional funding, and from time to time the Company may need to raise capital through additional equity or debt financing.

                                              CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS


                                                                 SEPTEMBER 30    DECEMBER 31
                                                                     2003            2002
                                                                 (UNAUDITED)      (AUDITED)
                                                                 ------------    ------------
  ASSETS
  Current Assets
       Cash and cash equivalents                                 $    244,648    $    323,537
       Accounts receivable, net                                     2,025,315       1,852,794
       Cost  in excess of billings on ucompleted contracts          1,192,634         783,646
       Inventories                                                  1,566,950       2,023,487
       Other current assets                                            89,386         194,232
                                                                 ------------    ------------
                                           Total Current Assets     5,118,933       5,177,696
  Property, Plant and Equipment, net                                5,456,257       5,630,375
  Deferred Income Taxes                                               280,166         344,074
  Other Assets                                                        158,362         138,974
  Intangible Assets, net                                              126,330         136,393
                                                                 ------------    ------------
                                                   Total Assets  $ 11,140,048    $ 11,427,512
                                                                 ============    ============


  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
       Accounts payable                                          $    756,361    $    938,056
       Accrued expenses                                               583,169         336,702
       Billings in excess of costs on uncompleted contracts           133,321         146,387
       Short-term notes payable                                           -           350,000
       Short-term borrowings                                          536,000             -
       Current maturities of long-term debt                           185,608         177,124
                                                                 ------------    ------------
                                      Total Current Liabilities     2,194,459       1,948,269
  Long-term Debt, net of current portion                            3,373,496       3,513,783
                                                                 ------------    ------------
                                              Total Liabilities     5,567,955       5,462,052
                                                                 ------------    ------------

  Commitments and Contingencies
  Stockholders' Equity
       Common stock - $0.01 par value -10,000,000 shares authorized;
       3,039,100 shares issued & outstanding                           30,391          30,391
       Additional paid-in capital                                   2,902,149       2,902,149
       Retained earnings                                            2,639,553       3,032,920
                                                                 ------------    ------------
                                     Total Stockholders' Equity     5,572,093       5,965,460
                                                                 ------------    ------------
                                   Total Liabilities and Stockho $ 11,140,048    $ 11,427,512
                                                                 ============    ============


                                              CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF INCOME


                                                                        THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                           SEPTEMBER 30                        SEPTEMBER 30

                                                                     2003             2002               2003             2002
                                                                  (UNAUDITED)      (UNAUDITED)        (UNAUDITED)      (UNAUDITED)
                                                                 --------------  --------------      --------------  --------------
  Revenue
       Revenue on completed contracts                            $  1,818,249    $  2,411,683        $  5,789,773    $  5,522,346
       Revenue on uncompleted contracts                               274,554         453,898           1,954,621         874,467
                                                                 --------------  --------------      --------------  --------------
                                                  Total Revenue     2,092,803       2,865,581           7,744,394       6,396,813
                                                                 --------------  --------------      --------------  --------------
  Costs of Revenue
       Cost on completed contracts                                  1,187,164       1,660,095           4,669,633       3,983,049
       Cost on uncompleted contracts                                  187,522         197,100           1,229,617         425,397
                                                                 --------------  --------------      --------------  --------------
                                        Total Costs of Revenues     1,374,686       1,857,195           5,899,250       4,408,446
                                                                 --------------  --------------      --------------  --------------

                                                   Gross Profit       718,117       1,008,386           1,845,144       1,988,367
                                                                 --------------  --------------      --------------  --------------
  Operating Expenses
       Selling and shipping                                           163,339         257,223             589,254         634,756
       General and administrative                                     620,529         674,827           1,746,942       1,696,089
                                                                 --------------  --------------      --------------  --------------
                                       Total Operating Expenses       783,868         932,050           2,336,196       2,330,845
                                                                 --------------  --------------      --------------  --------------
                                         Operating Income(Loss)       (65,751)         76,336            (491,052)       (342,478)
                                                                 --------------  --------------      --------------  --------------
  Other Income (Expense)
       Interest income                                                    661           3,103                 895          22,647
       Interest expense                                               (59,889)        (29,303)           (183,651)        (77,224)
       Gain on sale of fixed assets                                       -               -                   -             2,500
       Other income                                                    14,655         382,197             278,585         404,682
                                                                 --------------  --------------      --------------  --------------
                                       Total Other Income(Loss)       (44,573)        355,997              95,829         352,605
                                                                 --------------  --------------      --------------  --------------

                                      Income(Loss) Before Taxes      (110,324)        432,333            (395,223)         10,127
  Income Tax Provision (Benefit)                                        1,853         (32,582)              1,853         (32,573)
                                                                 --------------  --------------      --------------  --------------
                                               Net Income(Loss)      (108,471)        399,751            (393,370)        (22,446)
                                                                 --------------  --------------      --------------  --------------


  Earnings Per Share
       Basic                                                     $      (0.04)   $       0.13        $      (0.13)   $      (0.01)
       Diluted                                                   $      (0.04)   $       0.13        $      (0.13)   $      (0.01)

  Weighted Average Shares
       Basic                                                        3,039,100       3,037,991           3,039,100       3,035,676
       Diluted                                                      3,062,620       3,095,426           3,051,933       3,184,794


                                              CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                             SEPTEMBER 30                       SEPTEMBER 30

                                                                     2003            2002                2003            2002
                                                                 (UNAUDITED)     (UNAUDITED)         (UNAUDITED)     (UNAUDITED)
                                                                 --------------  --------------      --------------  --------------
  CASH Flows from Operating Activities
       Net Income(Loss)                                          $   (108,471)   $    399,751        $   (393,370)   $    (22,446)
       Adjustments to reconcile net income to net cash provided by (used in) operating activities:
       Deferred Tax (benefit) provision                                63,908             -                63,908             -
       Depreciation and amortization                                   90,546          79,740             270,696         216,857
       Gain on sale of fixed assets                                       -               -                   -            (2,500)
       Bad debt provision                                               7,924          (8,027)              9,282         (13,098)
      (Increase) decrease in:
       Accounts receivable                                           (339,854)        608,608            (181,804)        236,758
       Cost in excess of billings on uncompleted contracts            (49,226)       (369,482)           (408,988)        (87,311)
       Inventory                                                      (49,100)       (147,162)            456,538      (1,028,006)
       Other current assets                                           122,770         (36,917)            104,846        (142,667)
       Other assets                                                      (901)        (13,388)            (49,700)        151,660
       Increase (decrease) in:
        Accounts payable                                             (401,673)        (31,489)           (181,692)        510,929
        Accrued expenses                                              387,444        (170,829)            246,468         (27,294)
        Billing in excess of costs on uncompleted contracts           133,321          (2,904)            (13,066)            -
                                                                 --------------  --------------      --------------  --------------

                                   Net cash provided by (used in     (143,312)        307,901             (76,882)       (207,118)

  Cash Flows from Investing Activities
       Capital expenditures                                            (7,176)       (429,447)            (56,205)     (3,730,039)
       Proceeds from sale of fixed assets                                 -               -                   -             2,500
                                                                 --------------  --------------      --------------  --------------

                                   Net cash provided by (used in       (7,176)       (429,447)            (56,205)     (3,727,539)
                                                                 --------------  --------------      --------------  --------------

  Cash Flows from Financing Activities
       Proceeds from the exercise of options                              -             1,500                 -             9,801
       Proceeds of short-term borrowings                              561,000         650,000             876,000         650,000
       Payments of short-term borrowings                             (375,000)            -              (690,000)            -
       Proceeds of long-term debt                                         -               -                   -         1,593,750
       Payments of long-term debt                                     (44,620)        (33,527)           (131,802)        (82,743)
                                                                 --------------  --------------      --------------  --------------

                                    Net cash provided  by (used       141,380         617,973              54,198       2,170,808
                                                                 --------------  --------------      --------------  --------------

                                   Net increase(decrease) in cas       (9,108)        496,427             (78,889)     (1,763,849)

                                   Cash and cash equivalents at       253,756         100,874             323,537       2,361,150
                                                                 --------------  --------------      --------------  --------------

                                   Cash and cash equivalents at  $    244,648    $    597,301        $    244,648    $    597,301
                                                                 ==============  ==============      ==============  ==============

  SIGNATURES


  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of November, 2003.

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

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrants' board of directors (or persons performing the equivalent functions):

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

    Dated: November 12, 2003

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

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrants' board of directors (or persons performing the equivalent functions):

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

    Dated: November 12, 2003

     /s/ Sharon Canese
  ----------------------------------------
  Chief Financial Officer and Secretary