Form 10KSB
period 2003-12-31
CVD EQUIPMENT CORP
filed 2004-03-30
CIK 766792

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
  For the year ended                        Commission File Number 1-16525
  December 31, 2003

                           CVD EQUIPMENT CORPORATION
             (Exact name of registrant as specified in its charter)

                New York                        11-2621692
          --------------------              ------------------
       (State or other jurisdiction         (I.R.S. Employer
        of incorporation or organization)   Identification No.)

                             1860 Smithtown Avenue
                           Ronkonkoma, New York 11779
                    (Address of principal executive office)

  Registrant's telephone number, including area code (631) 981-7081

  Securities registered pursuant to Section 12(b) of the Act:   NONE

  Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, Par value $0.01
                                (Title of class)

  Indicated by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X        No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. X

  The aggregate market value of the common stock held by non-affiliates as of March 26, 2004 was $2,578,305

  The Registrant's revenues for 2003 were $ 9,787,939

  The number of shares outstanding of common stock, as of March 26, 2004 was 3,039,100

                                     PART I

  Item 1.         Business

  Unless otherwise set forth herein, when we use the term 'we' or any derivation thereof, we mean CVD Equipment Corporation, a New York corporation.

  CVD Equipment Corporation (the "Company") was incorporated under the laws of New York State in October 1982. CVD is a manufacturer of UHVCVD, MOCVD, PECVD, LPE, VPE, RTP, Etch, Gas and Chemical Delivery Systems, Belt Furnaces, Rework Station products and services for the Semiconductor, Telecommunications, Wireless, Optoelectronics, MEMS, Solar Power and Surface Mount Technology markets.

  We conduct our operations through three divisions, CVD, SDC/ECS and Conceptronic/RI. Each division operates reasonably autonomously on a day-to-day basis with its own operating manager and with sales and administration being handled by corporate managers. Yet there is an overall corporate coordination in the day-to-day administration of the business, in setting policy and consistently applying procedures.

  Our Company designs, develops, manufactures, markets, installs and services equipment primarily for the semiconductor industry. Our products include (1) both batch and single wafer systems used for depositing, rapid thermal processing, annealing, diffusion and etching of semiconductor films, (2) gas and liquid flow control systems, (3) ultra high purity gas and chemical piping delivery systems, (4) standard and custom quartzware and (5) reflow furnaces and rework stations for surface mounting of components onto printed circuit boards. We also provide equipment consulting and refurbishing of semiconductor processing equipment. Our products are generally manufactured as standard products or customized to the particular specifications of each of our customers.

  Semiconductor components are the fundamental electronic building blocks used in modern electronic equipment and systems. These components are classified as either discrete devices (such as transistors) or integrated circuits (in which a number of transistors and other elements are combined to form a more complicated electronic circuit). In an integrated circuit, these elements are formed on a small "chip" of silicon or gallium arsenide, which is then encapsulated in an epoxy, ceramic or metal package having lead wires for connection to a circuit board. Our products are used in the manufacture and mounting of these components.

  CVD Division

  Our CVD division designs and manufactures both standard and custom equipment for the semiconductor industry. CVD's equipment, with its leading edge technology, is utilized for silicon, silicon germanium, silicon carbide and gallium arsenide processes. These processes are paramount in the semiconductor, optoelectronic and wireless communications arena.

  SDC/ECS Division

  In December 1998, we purchased at public auction, the inventory, tangible assets, intangible assets and intellectual property of Stainless Design Corporation, Saugerties, New York for $672,095. We formed a new 100% owned subsidiary called Stainless Design Concepts, Ltd. ("SDC"). In April, 1999, SDC was merged into the Company as a wholly owned division.

  SDC designs and manufactures in their Class 100 cleanroom, ultra high purity gas and chemical delivery control systems for the semiconductor industry.

  In November, 1999, we formed another division called Equipment Consulting Services ("ECS").
  ECS complements SDC by providing equipment consulting and the refurbishing of semiconductor equipment. The field service group provides for contract maintenance, high purity fab and equipment installations and equipment removal. During the fourth quarter 2002, the Company combined the operations of SDC and ECS and they are currently being reported under SDC. The startup of our SDC/ECS division provided new products for CVD to offer to the semiconductor industry and also improved the manufacturing of gas and chemical delivery systems used in most CVD products.

  Conceptronic/RI Division

  In December 2001, we acquired the assets of the Surface Mount Technology division of Research Inc., known as Research International ("RI") for $750,000. Research International is a manufacturer of Surface Mount Technology (SMT) reflow furnaces.

  In June 2002, we purchased substantially all of the assets of Conceptronic Inc.'s Surface Mount Technology business for $1,239,000. Conceptronic specializes in solder reflow furnaces and rework stations for the printed circuit board and chip scale package industries.

  The startup of our Research International and Conceptronic divisions provided a base for CVD to generate new and enhanced standard and custom furnace products to the semiconductor and Surface Mount Technology markets based on technology that existed at CVD and was purchased as part of the acquisition of assets.

  Principal Products

  Chemical Vapor Deposition (CVD) - is a process which passes a gaseous compound over a target material surface that is heated to such a degree that the compound decomposes and deposits a desired layer onto substrate material. The process is accomplished by combining appropriate gases in a reaction chamber, of the kind produced by the Company, at elevated temperatures (typically 300-1,500 degrees Celsius). Our Chemical Vapor Deposition Systems are complete and include all necessary instrumentation, subsystems and components. The systems include mass flow controllers, bellows valves, stainless steel lines and fittings. We provide such standard systems and also specifically engineered products for particular customer applications. Some of the standard systems we offer are for Silicon, Silicon-Germanium, Silicon Dioxide, Silicon Nitride, Polysillicon, Liquid Phase Epitaxial and Metalorganic Chemical Vapor Deposition.

  Our CVD systems are available in a variety of models that can be used in production and laboratory research. All models can be offered with total system automation, a microprocessor control system by which the user can measure, predict and regulate gas flow, temperature, pressure and chemical reaction rates, thus controlling the process in order to enhance the quality of the materials produced. The Company's standard microprocessor control system is extremely versatile and capable of supporting the Company's complete product line and most custom system requirements. The Company's CVD systems range in price from $100,000 to $2,500,000.

  Rapid Thermal Processing (RTP) - is used to heat semiconductor materials to elevated temperatures of 1,000 degrees Celsius at rapid rates of up to 200 degrees Celsius per second. Our RTP systems are offered for implant activation, oxidation, silicide formation and many other processes. We offer systems that can operate both at atmospheric or reduced pressures. A specific model of our RTP system is used for Thermal Desorption
  Spectroscopy which allows the semiconductor process engineer the ability to analyze the deposited films between the many process steps used in the complex fabrication process. Our RTP systems generally range in price from $75,000 to $350,000.

  Annealing and Diffusion Furnaces - are used for diffusion, oxidation, implant anneal, solder reflow and other processes. The systems are normally operated at atmospheric pressure with gaseous atmospheres related to the process. An optional feature of the system allows for the heating element to be moved away from the process chamber allowing the wafers to rapidly cool or be heated in a controlled environment. Our cascade temperature control system enables more precise control of the wafers. The systems are equipped with an automatic process controller, permitting automatic process sequencing and monitoring with safety alarm provisions. Our Annealing and Diffusion Furnace systems generally range in price from $75,000 to $650,000.

  Gas and Liquid Control Systems - Our standard and custom designed gas and liquid control systems encompassing (1) gas cylinder storage cabinets, (2) custom gas and chemical delivery systems, (3) gas and liquid valve manifold boxes (VMB's) and (4) gas isolation boxes (GIB's) to provide safe storage and handling of pressurized gases and chemicals. System design allows for automatic or manual control from both a local and remote location. The price range for our Gas and Liquid Control Systems are from $20,000 to $350,000.

  Ultra High Purity Gas and Chemical Piping and Delivery Systems - We provide field installation of ultra high purity piping systems within a semiconductor plant for the distribution of gases and chemicals to the assorted process tools. As part of field service, we also offer repair service on customer equipment.

  Quartzware - We provide standard and custom fabricated quartzware used in the Company's equipment and other customer tools.

  Reflow Furnaces and Rework Stations - We provide a standard line of equipment and parts for the printed circuit board and chip scale package industries.

  Markets and Marketing

  During 2003, sales were made by a staff of six employees and twenty five sales representatives whose activities were supported by a staff of twelve application engineers. The Company continues to work on expanding our product offerings.

  The Company's web sites continue to see increased traffic. We have focused our efforts on being in the top listings on many search engines in order to increase the number of "hits" to our web sites.

  The Company's products are used in research and production applications by the semiconductor industry. We sell our products primarily to semiconductor manufacturers, institutions involved in electronic research such as universities, government and industrial laboratories and to electronic assembly manufacturers. We have both an international and domestic customer base in excess of 300 customers. For the twelve months ended December 31, 2003 and December 31, 2002, 26% and 25% of our revenues respectively were derived from foreign exports. Sales to a single customer in any one year can exceed 10% of our total sales however, we are not dependent on any single customer. In 2003 and 2002, one customer represented 12% and 11% of our total sales respectively. In 2003, one other customer represented 13.4% of our total sales. In 2002, another customer represented 12% of our total sales.

  Warranties

  We warrant our equipment for a period of twelve to twenty four months after shipment, depending on the product, and pass along any warranties from original manufacturers of components used in our products. We provide for our own equipment servicing with in-house field service personnel. Warrantee costs have been historically insignificant.
  Competition

  Our business is subject to intense competition. We are aware of other competitors that offer a substantial number of products comparable to ours. Many of our competitors (including customers who may elect to manufacture systems for internal use) have financial, marketing and other resources greater than ours. To date, we have been able to compete in markets that include these competitors, primarily on the basis of price, technical performance, quality and delivery.

  Sources of Supply

  We do not manufacture many components used in producing our products. They are purchased from unrelated third-party manufacturers of such equipment. We do not have any supply contracts covering these components. We are not dependent on a principal or major supplier and alternate suppliers are available. We do not use a large amount of raw or difficult to obtain materials that could cause a problem in production of our equipment.

  We have our own fully equipped machine shop to fabricate in house, the most complex designed parts of our equipment. We recently invested in additional CNC machines for the machine shop, thus further increasing efficiencies while significantly reducing costs in production. Similarly, our own quartz shop is capable of meeting our quartzware needs.

  Materials procured from the outside and/or manufactured internally undergo a rigorous quality control process to ensure that the parts meet or exceed the most stringent specifications. All equipment, upon final assembly, undergoes a final series of complete testing to ensure maximum product performance.

  Backlog

  As of December 31, 2003 our order backlog was $1,738,269 compared to $3,816,877 at December 31 2002. The exceptionally high backlog at December 31, 2002 was primarily attributable to the work slowdown in the fourth quarter of 2002 when the CVD and Conceptronic divisions relocated to its new facility. Included in the backlog are all accepted purchase orders. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

  Patents, Copyrights and License Agreements

  We believe that while patents are useful and will be used at times in the future, they are not critical or valuable in many cases on an individual basis. We believe the collective value of the intangible property of the Company is comprised of blueprints, specifications, technical processes, cumulative employee knowledge, experience, copyrights and patents.

  Research and Development

  We continue to concentrate our efforts on several research and development projects. We develop and customize equipment for industry and government, university and industry research laboratories around the world. Our research, design and development of equipment, which remains proprietary to us, is used to improve our existing products and develop new products for customers. The amount spent on research and development was $273,000 and $372,000 for the years ended December 31, 2003 and December 31, 2002 respectively.

  Government Regulations
  The Company knows of no government requirements for approval of the sale of their products or services except in some export cases. At that time, we apply for the appropriate export, license. As of December 31, 2003, there were no pending government approvals for an export license.

  We know of no existing or probable governmental regulations that would have a serious effect on our business.

  We have and will continue to comply with any and all environmental laws that are applicable to our business.

  Insurance

  Our products are used in connection with explosive, flammable, corrosive and toxic gases. There are potential exposures to personal injury as well as property damage, particularly if operated without regard to the design limits of the systems and components.

  Although, we believe that our insurance coverage is adequate, we did not renew out product liability insurance on August 11, 2003 due to a significant increase in premium and in light of our historical experience of not sustaining product liability claims of any consequence. We will reinstate product liability insurance when it is determined to be cost effective to do so. We endeavor to minimize our product liability exposure by engineering safety devices for our products and carefully monitoring incidents involving our products to determine where safety improvements may be made and by conducting training programs in connection with our products.

  Employees

  At December 31, 2003, we had 86 employees, 82 of which were full time personnel and four worked part time. We had 37 people in manufacturing, 18 in engineering (including research and development and efforts related to product improvement), seven in field service, three in marketing and 21 in general management and administration.

  Item 2.         Description of Property.

  We maintain our headquarters at 1860 Smithtown Avenue, Ronkonkoma, New York, where we own a 50,000 square foot manufacturing facility which was purchased in November, 2002. Our CVD and Conceptronic divisions operate out of this facility. Our SDC division operates out of a 22,000 square foot manufacturing facility situated on five acres of land which we purchased in December 1998 and is located at 1117 Kings Highway, Saugerties, New York.

  Item 3.         Legal Proceedings.

  On September 24, 1999 the Company was named in a lawsuit filed by Precisionflow Technologies, Inc., in the United States District for the Northern District of New York. The nature of this legal proceeding focused on a purported comment made by CVD's President Leonard Rosenbaum concerning the intellectual property obtained in the purchase of assets of Stainless Design Corporation. On November 10, 1999, the Company responded with a counterclaim for unauthorized use of our intellectual property. It is legal counsel's belief that the lawsuit against CVD is without merit as comments made by Leonard Rosenbaum were truthful and that our counter-suit will be successful as CVD has valid copyrights that were utilized without our authorization. The plaintiff is seeking monetary damages and injunctive relief, however, the Company considers its potential exposure to be negligible and covered by insurance. Further, the claim against CVD does not assert any ownership claim over our intellectual property. Therefore, we do not anticipate any impact above the levels already being experienced. The Company is also seeking monetary damages and injunctive relief in its counter-suit. All pre-trial disclosure has been completed and the case is currently pending decisions on motions and cross motions for summary judgement. No trial date has been set.

  In May 2002, the Company instituted a new action against Precisionflow Technologies, Inc., in the United States District for the Northern District of New York also seeking injunctive relief and monetary damages based upon additional copyright violations. A motion by Precisionflow Technologies, Inc. to dismiss this action has been pending since June 2002.

  Item 4.         Submission of Matters to a Vote of Security Holders.

  At our annual meeting of stockholders, which was held on August 5, 2003 our stockholders:

  (1) Elected these four nominees for directors to serve for a term of one (1) year; Leonard Rosenbaum, Martin Teitelbaum, Alan H. Temple and Conrad Gunther.

  (2) Ratified the appointment of Albrecht, Viggiano, Zureck & Company, P.C., as our independent auditors and public accountants for the year ended December 31, 2003.



  PART II

  Item 5.         Market for Registrant's Common Equity and Related
  Stockholder Matters.

  The principal market for our common stock which is traded under the symbol CVV is the American Stock Exchange. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock on the American Stock Exchange.

                                          High                    Low
  Year Ended December 31, 2003
  1st Quarter............                 $1.62                   $0.82
  2nd Quarter............                  1.35                    1.00
  3rd Quarter............                  1.95                    1.03
  4th Quarter............                  1.48                    1.10



                                          High                    Low
  Year Ended December 31, 2002:
  1st Quarter.............                $3.10                   $2.30
  2nd Quarter.............                 2.95                    2.10
  3rd Quarter.............                 2.29                    1.54
  4th Quarter.............                 1.99                    0.62

  As of March 3, 2004, there were approximately 97 holders of record and approximately 470 beneficial owners of our common stock. On March 2, 2004, the closing sales price of our common stock as reported on the American Stock Exchange was $1.80.

  Dividend Policy
  We have never paid a dividend on our common stock and we do not anticipate paying dividends on the common stock at the present time. We currently intend to retain earnings, if any, for use in our business. There can be no assurance that we will ever pay dividends on our common stock. Our dividend policy with respect to the common stock is within the discretion of the Board of Directors and its policy with respect to dividends in the future will depend on numerous factors, including earnings, financial requirements and general business conditions.

  Equity Compensation Plan Information

  The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2003.

                          Number of securities
                          to be issued upon               Weighted-average
                          exercise of                     exercise price of               Number securities
                          outstanding options,            outstanding options,            remaining available
                          warrants and rights             warrants and rights             for future issuance

  Plan Category                       (a)                         (b)                             (c)
  Equity compensation
  plans approved by
  security holders (1)         365,400                         $ 1.69                          214,250
  Equity compensation
  plans not approved by
  security holders                0                               0                               0

          Total                365,400                         $ 1.69                          214,250

  (1) Reflects aggregate options outstanding under our Non-Qualified Stock Option Plans

  On June 3, 1996 we issued options to purchase an aggregate of 84,000 shares of our common stock at an exercise price of $1.25 per share to our directors.

  On April 15, 1998 we issued options to purchase an aggregate of 140,000 shares of our common stock at an exercise price of $1.51 per share to certain of our employees.

  On July 16, 1999 we issued options to purchase an aggregate 52,500 shares of our common stock at an exercise price of $1.00 per share to certain of our employees.

  On February 2, 2000 we issued options to purchase an aggregate 242,000 shares of our common stock at an exercise price of $1.75 per share to certain of our employees.

  On May 7, 2000 we issued options to purchase an aggregate 40,000 shares of our common stock at an exercise price of $2.00 per share to certain of our employees.

  On August 1, 2000 we issued options to purchase an aggregate of 40,000 shares of our common stock at an exercise price of $2.00 per share to our directors.

  On October 26, 2000 we issued options to purchase an aggregate of 3,500 shares of our common stock at an exercise price of $3.25 per share to one of our employees.

  On April 1, 2003 we issued options to purchase an aggregate of 12,500 shares of our common stock at an exercise price of $3.88 per share to one of our employees.

  On September 23, 2003 we issued options to purchase an aggregate of 75,000 shares of our common stock at an exercise price of $1.40 per share to our directors.

  Item 6. Management's Discussion and Analysis of Financial Condition and Results of
                          Operations.

  Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward -looking statements within the meaning of the U.S, Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: competition in the Company's existing and potential future product lines of business; The Company's ability to obtain financing on acceptable terms if and when needed; uncertainty as to the Company's future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the Company. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

  CVD Equipment Corporation designs, develops, manufactures, markets, installs and services equipment primarily for the semiconductor industry. The Company's products and services include (1) batch and single wafer systems used for depositing, rapid thermal processing, annealing, diffusion and etching of semiconductor films; (2) gas and liquid flow control systems, (3) ultra high purity gas and chemical piping delivery systems; (4) standard and custom quartzware, and (5) reflow furnaces and rework stations for surface mounting of components onto printed circuit boards. We also provide equipment consulting and refurbishing of semiconductor processing equipment. The Company's products are generally manufactured as standard products or customized to the particular specifications of its customers.


  Results of Operations

  Revenue for the year ended December 31, 2003 was approximately $9,788,000 compared to approximately $9,242,000 for the year ended December 31, 2002, representing an increase of $546,000 or 5.9%. This increase can be attributed to the inclusion of a full year's worth of revenue generated by the Company's Conceptronic division, which was acquired in the beginning of the third quarter of 2002. However, due to the overall softness in the economy, which has caused existing and potential customers to reduce or delay their capital expenditures, our primary source of revenue, the manufacture of customized CVD equipment and gas and chemical delivery systems was negatively impacted.

  Cost of revenue increased for the year ended December 31, 2003 to approximately $7,484,000 from approximately $6,205,000 for the year ended December 31, 2002 representing an increase of approximately $1,279,000 or 20.6%. Correspondingly, the gross profit for the current year decreased to approximately $2,304,000 from $3,037,000. The gross profit margin decreased from 32.9% in the year ended December 31, 2002 to 23.5% in the year ended December 31, 2003. This decrease is a result of the greater contribution of sales made from the Conceptronic line of products which presently carry a lower gross profit margin percentage than the CVD division. Additionally, due to the soft economic climate, SDC's sales were negatively impacted, resulting in less than optimum operating efficiencies and lower gross profit margins We are currently working on improving the gross profit margins in the Conceptronic division through the re-engineering of the product line.

  Selling and shipping expenses were approximately $740,000 in the year ended December 31, 2003 compared to $903,000 in the year ended December 31, 2002 representing a decrease of 18.1%. The decrease is attributable to a reduction in the sales staff during the current year as well as a reduction in commissions and royalties. The use of distributors to sell the products of the Conceptronic division has resulted in a reduction in selling costs for the Company. Correspondingly, product sales to distributors are sold at a reduced rate, further explaining the reduction in gross profit during the current year as compared to the same period one year ago.

  General and administrative expenses were approximately $2,164,000 during the year ended December 31, 2003. This was a decrease of approximately $303,000 or 12.3% compared to approximately $2,467,000 during the year ended December 31, 2002. The decrease is attributable to a reduction in staff as the Conceptronic division was assimilated into the Company.

  Interest income decreased in the year ended December 31, 2003 to $1,243 compared to $25,221 in the year ended December 31, 2002 as a result of less funds available for investing due to the acquisition of Conceptronic and the purchase of the new building during 2002.

  Interest expense increased to approximately $209,000 in the year ended December 31, 2003 compared to approximately $139,000 in the year ended December 31, 2002 due to the increase our average outstanding debt as a result of the mortgage on the new building purchased in 2002.

  Other income decreased to approximately $310,000 during the year ended December 31, 2003 compared to approximately $543,000 during the year ended December 31, 2002. This is a result of the reduction in cash received on the collection of accounts receivable exceeding the $369,000 recorded as part of the purchase of the assets, which was a nonrecurring event.


  Liquidity and Capital Resources

  As of December 31, 2003, we had aggregate working capital of approximately $2,857,000 compared to aggregate working capital of $3,229,000 at December 31, 2002 and had available cash and cash equivalents of approximately $321,000 compared to approximately $324,000 in cash and cash equivalents at December 31, 2002. The cash used for capital expenditures and for financing activities marginally exceeded the cash provided from operations.

  Accounts receivable, net of allowance for doubtful accounts decreased by approximately $33,000 or less than 2% in the year ended December 31, 2002 compared to the year ended December 31, 2003.

  Inventory as of December 31, 2003 was approximately $1,426,000 representing a decrease of approximately $597,000 or 29.5% compared to the inventory balance as of December 31, 2002. The decrease in inventory was comprised of a decrease in raw materials of approximately $445,000, a decrease in work in process of approximately $159,000 and an increase in finished goods of approximately $7,000. Accounts payable at December 31, 2003 was approximately $417,000 or 44.4% below the balance at December 31, 2002. This decrease is attributed to the unusually high balance at December 31, 2002 due to the higher than usual volume of purchases made at the end of the year. This was required in order to make up for the time lost during the temporary plant shut down at the beginning of the fourth quarter due to the relocation of the Conceptronic and CVD divisions. Additionally, we incurred payables associated with the purchase of the new building at December 31, 2002.

  We have a line of credit with a bank permitting the Company to borrow up to $1,000,000 until June 1, 2004, at which time it is subject to renewal. Interest is payable on any unpaid principal balance at the bank's prime rate plus 3/4 of 1%. As of December 31, 2003 and 2002, there was no balance outstanding on this facility. However, at December 31, 2002 we had $350,000 of the credit line utilized to secure a letter of credit. Borrowings are collateralized by our assets.

  We received from General Electric Capital Corporation a $2,700,000 mortgage, secured by the real property, building and improvements, to finance and improve the new facility in Ronkonkoma, New York. As of December 31, 2003, we were not in compliance with the debt service ratio financial covenant of the agreement. General Electric Capital Corporation has waived this default. The mortgage is payable in equal monthly installments of $22,285 including interest at 5.67% per annum; pursuant to an Industrial Development bond purchase agreement with the town of Islip Industrial Development Agency. The final payment is due March 2017.

  A note payable in the amount of $350,000 was issued for the acquisition of the assets for Surface Mount Technology business. Interest was provided at 5.5% per annum. The note was paid in full in July, 2003.

  The Company believes that its cash and cash equivalents, cash flow from operations and available credit facilities will be sufficient to meet its working capital and investment requirements for the next twelve months. However, future growth, including potential acquisitions, may require additional funding and from time to time we may need to raise capital through additional equity or debt financing.

  Item 7.         Financial Statements and Supplementary Data.

  The consolidated financial statements and supplementary data required in this item are set forth on the pages indicated in Item 15(a)(1).


  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None

  Item 9.         Report of the Audit Committee.

  We have reviewed and discussed the audited financial statements for the year ended December 31, 2003 with the Company's management and have discussed with Albrecht, Viggiano, Zureck & Company, P.C. the matters required to be discussed by Statement on Auditing Standards No. 61, Communication with Audit Committees. In addition, we have received from Albrecht, Viggiano, Zureck & Company, P.C. the written disclosures and the letter required by the Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, and we have discussed with Albrecht, Viggiano, Zureck & Company, P.C. their independence.

  Based on these reviews and discussions, we recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-KSB for the year ended December 31, 2003.

                              THE AUDIT COMMITTEE

     Conrad Gunther, Alan H. Temple, Bruce T. Swan and Martin J. Teitelbaum

  Item 9A.        Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures.       In response to the
  requirements of the Sarbanes-Oxley Act of 2002, as of the end of the period covering this report, the evaluation date, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and15d-15(e)). Based on that evaluation, these officers concluded that, as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiaries was made known to them by others within those entities, particularly during the period in which this report was being prepared.

  Changes in Internal Controls.   There were no changes in our internal
  controls over the financial reporting, identified in connection with the evaluation of such internal controls that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

  PART III

  Item 10.                Our Directors and Executive Officers

  Board of Directors

  Our Certificate of Incorporation and Bylaws provide for our business to be managed by or under the direction of the Board of Directors. Under our Certificate of Incorporation and Bylaws, the number of directors is fixed from time to time by the board of Directors. The Board of Directors currently consists of five members. Directors are elected for a period of one year and thereafter serve, subject to the bylaws, until the next annual meeting at which their successors are duly elected by the stockholders.

  Name                        Age      Position(s) with the Company
  -----------------------    ------    --------------------------------------------
  Leonard A. Rosenbaum         58      Director, Chief Executive Officer, President
  Alan H. Temple Jr.           70      Director
  Martin J. Teitelbaum         54      Director, Assistant Secretary
  Conrad Gunther               57      Director
  Bruce T. Swan                71      Director
  Glen R. Charles              50      Chief Financial Officer, Secretary

  Leonard Rosenbaum
  -----------------

  Leonard Rosenbaum founded the Company in 1982 and has been its President, Chief Executive Officer and a Director since that date. From 1971 until the time of his affiliation with the Company in 1982, Mr. Rosenbaum was President, Director and principal stockholder of Nav-Tec Industries, a manufacturer of semiconductor processing equipment similar to the type of equipment presently manufactured by the Company. From 1966 to 1971, Mr. Rosenbaum was employed by a division of General Instrument, a manufacturer of semiconductor materials and equipment.

  Alan H. Temple
  --------------

  Alan H. Temple Jr. has been the President of Harrison Homes Inc, a building and consulting firm located in Pittsford, New York since 1977

  Martin J. Teitelbaum
  --------------------

  Martin Teitelbaum is an attorney, who since 1988, has conducted his own private practice, the Law Offices of Martin J. Teitelbaum. Prior to establishing his own firm, from 1977 to 1987, Mr. Teitelbaum was a partner in the law firm of Guberman and Teitelbaum. Mr. Teitelbaum became a member of the Board of Directors for the Company in 1985. From September, 1986 until December, 1986, he served as corporate secretary and served again as corporate secretary from August, 1997 to February 1998. Since January, 1987 he has served as the assistant secretary. Mr. Teitelbaum serves as general counsel to the Company.

  Conrad Gunther
  --------------

  Conrad Gunther was elected to the Board of Directors at the annual meeting in 2000. In January 2002, Mr. Gunther formed First City Capital Corp. with his 50% partner. First City was organized as a financial consulting firm providing loan and equity placement services. There are no other employees in the Company and the firm has yet to generate any revenue. In July 2000, Mr. Gunther formed E-Billsolutions, Inc. to provide credit card processing to high risk merchants. These merchants are internet, mail order and telephone order businesses selling products such as prepaid telephone cards, sunlamps and coffee through "infomercials" or through inbound telemarketing. They are unable to qualify for traditional credit card processing. Mr. Gunther is the sole employee of E-Billsolutions, Inc..
  From 1995 until December 2000, Mr. Gunther was the managing director at the Allied Group, an insurance brokerage firm. Prior to that time, he was Executive Vice President of both North Fork Bank and European American Bank. Mr. Gunther was also a Director of Reliance Bancorp until its sale in 2000 to North Fork Bank.

  Bruce T. Swan
  -------------

  Bruce Swan was appointed a member of the Board of Directors on September 23, 2003. Mr. Swan has extensive banking, export and international credit experience. Mr. Swan has held the positions of Deputy Manager at Brown Brothers Harriman and Co., Assistant Treasurer at Standard Brands Incorporated, Assistant Treasurer at Monsanto Corporation, Vice President and Treasurer at AM International Inc. and President and Founder of Export Acceptance Company. Mr. Swan has served as an adjunct faculty member of New York University's Stern School of Business Administration.

  Glen R. Charles
  ---------------

  Mr. Charles has been the Chief Financial Officer and Secretary of the Company since January 2004. Prior to Mr. Charles employment with the Company, he was the Director of Financial Reporting for Jennifer Convertibles, Inc., a publicly held company traded on the American Stock Exchange. Jennifer Convertibles, Inc. is the owner and licensor of the largest group of sofabed specialty retail stores in the United States. From 1994 to 2002, he was the Chief Financial Officer of Trans Global Services, Inc., a publicly held Nasdaq traded company, which is a provider of temporary technical services to the aerospace, aircraft, electronics and telecommunications markets. Mr. Charles also had his own business in the private practice of accounting.

  THE BOARD AND ITS COMMITTEES

  Committees and Meetings

  Our directors are elected at the Annual Meeting of Stockholders and hold office until their successors are elected and qualified. Our officers are appointed by the Board of Directors and serve at the pleasure of the Board of Directors. [We currently do not have a nominating committee.]

  The Board of Directors held 5 meetings during the 2003 fiscal year. None of the directors attended fewer than 75% of the number of meetings of the Board of Directors or any committee of which he is a member held during the period in which he served as a director or committee member, as applicable.

  Compensation and Option Committee. The Board of Directors serves as the Compensation and Option Committee. Leonard Rosenbaum abstains from any matters involving his executive compensation.

  Audit Committee. The Board of Directors has a separately-designated standing Audit Committee that consists of Conrad Gunther, Alan H. Temple, Bruce T. Swan and Martin J. Teitelbaum. During the fiscal year ended December 31, 2003, the Audit Committee held five meetings. The Audit Committee is empowered to review the engagement of our independent public accountants and the independence of the public accounting firm. The Audit Committee also reviews the audit and non audit fees of the independent public accountants and the results of their audit. Furthermore, the committee reviews the adequacy of our internal control procedures, the structure of our financial organization and the implementation of our financial and accounting policies. Messrs. Gunther, Temple and Swan are "independent" as defined in Section 121(B) of the American Stock Exchange original listing requirements. The Board of Directors has adopted and amended a written charter for the Audit Committee.

  Audit Committee Financial Experts

  Under new SEC rules, companies are required to disclose whether their audit committees have an "audit committee financial expert" as defined in
  Item 401(h) of Regulation S-K under the Securities Exchange Act of 1934 and whether that expert is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The Board of Directors has determined that Conrad Gunther is an"audit committee financial expert" and is also "independent".

  Code of Ethics

  A corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is in the process of being prepared

  Item 11.        Executive Compensation

  Summary Compensation Table
  The following table sets forth compensation paid for the years ending December 31, 2003, 2002 and 2001, or such shorter period as such employees were employed by us, to those persons who were either (a) the chief executive officer as of December 31, 2003 or (b) one of our four other most highly compensated executive officers or executive employees as of December 31, 2003 whose total annual salary and other compensation exceeded $100,000 (collectively with the Chief Executive Officer, the "Named Executive Officers").

                                  Annual Compensation              Long -term Compensation
                                                                    Awards         Payouts
                                                                      Securities
  Name and principal                                                 Underlying
  position                        Year       Salary       Bonus        options/
  -----------------------        ------    ----------    -------    -------------  --------
                                           $             $          #
    (a)                           (b)       (c)                      (g)
  Leonard A. Rosenbaum           2003       165,645                  15,000(1)
    President and Chief          2002       165,478       20,000       0
    Executive Officer            2001       170,434                    0

  ________________
  (1) On September 23, 2003, Mr. Rosenbaum was granted options to purchase 15,000 shares of our common stock at $1.40 per share.

  The company is the owner of a life insurance policy on the life of Leonard Rosenbaum in the amount of $2,000,000. The Company is the sole beneficiary of said policy.

  Item 12.    Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth, as of March 4, 2004, information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent of our common stock,
  (b) each of our directors, (c) each of the named executive officers, and
  (d) all directors and executive officers and executive employees as a group.

                                               Amounts and Nature of      Percent of Class
  Name and Address of Beneficial Owner        Beneficial Ownership (1)          (%)
  ----------------------------------------    ------------------------    ----------------
  Leonard A. Rosenbaum                              1,307,950 (2)               43.0
  Alan H. Temple Jr.                                  203,500 (3)                6.7
  Martin J. Teitelbaum                                 33,500 (4)                1.1
  Conrad Gunther                                        7,500 (5)                0.2
  All directors and executive officers and
  executive employees as a group (four (4)
  persons)                                          1,552,450                   51.1

  (1) All of such shares are owned directly with sole voting and investment power, unless otherwise noted below.

  (2) Includes 7,500 shares of our common stock underlying exercisable options which are currently exercisable options, but does not include 17,500 shares of common stock which are not currently exercisable.

  (3) Includes an aggregate of 21,000 shares held by Mr. Temple's wife, as to which he disclaims beneficial interest and 7,500 shares of our common stock underlying exercisable options. Does not include 17,500 shares of our common stock which are not currently exercisable.

  (4) Includes 2,000 shares held by Mr. Teitelbaum's wife and beneficial ownership thereof is disclaimed by Mr. Teitelbaum and 7,500 shares of our common stock underlying exercisable options. Does not include 17,500 shares of our common stock underlying options which are not currently exercisable.

  (5) Includes 7,500 shares of our common stock underlying exercisable options. Does not include 17,500 shares of our common stock underlying options which are not currently exercisable.

  Section 16(A) Beneficial Ownership Reporting Compliance

  The rules of the Securities and Exchange Commission require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors, officers and ten percent stockholders. To our knowledge, based solely on our review of (a) the copies of such reports and amendments thereto furnished to us and (b) written representations that no other reports were required, during our fiscal year ended December 31, 2003, all of the filings for our officers, directors and ten percent stockholders were made on a timely basis.

  Item 13.        Certain Relationships and Related Transactions

  During 2003, the Company incurred approximately $41,000 in legal fees to Martin J. Teitelbaum, a director of the Company and principal attorney for the law offices of Martin J. Teitelbaum.

  Item 14.        Principal Accounting Fees and Services

  The following table presents fees for professional audit services rendered by Albrecht, Viggiano, Zureck and Company. P.C. for the audit of our annual financial statements for the years ended December 31, 2003 and December 31, 2002 and fees billed for other services rendered by Albrecht, Viggiano, Zureck and Company, P.C. during those periods.

                                     2003          2002
                                   --------      --------
  Audit fees: (1)                  $57,000       $50,350

  Audit related fees: (2)            3,675         4,710

  Tax fees: (3)                      3,000         3,000

  Total                            $63,675       $58,060

  (1) Audit fees consisted of audit work performed in the preparation and review of our annual financial statements and review of financial statements included in our quarterly reports filed with the Securities and Exchange Commission.
  (2) Audit related fees consisted principally of assistance in connection with the interpretation of comment letters we received from the SEC regarding our annual statement for fiscal year 2002 and quarterly statements for March 31, 2003, June 30, 2003 and September 30, 2003.
  (3) Tax fees consisted principally of tax preparation, compliance, advisory and planning services.

  PART IV

  Item 15.    Exhibits, Financial Statement Schedules and Reports on form 8-K.

  (a)     (1) Financial Statements
                The financial statements required by this item are submitted in a separate section beginning on Page F-3 of this report.

          (2) Financial Statement Schedules
                Schedules have been omitted because of the absence of
                 conditions under which they are required or because the required information is included in the financial statements or notes thereto.

  (3)     Exhibits

  3.1 Certificate of Amendment dated October 12, 1982 of Certificate of Corporation incorporated herein by reference to Exhibit 3.1 to our Registration No. 2-97210-NY.

  3.2 Certificate of Amendment dated April 25, 1985 of Certificate of Corporation incorporated herein by reference to Exhibit 3.1 to our Registration No. 2-97210-NY.

  3.3 Certificate of Amendment dated August 12, 1985 of Certificate of Corporation incorporated herein by reference to Exhibit 3.1 to our Registration No. 2-97210-NY.

  10.1 Form of Non-Qualified Stock Option Agreement with certain directors, officers and employees of CVD Equipment Corporation incorporated herein by reference to our Registration Statement on Form S-8 No. 33-30501, filed August 15, 1989.

  10.2 Purchase at public auction the inventory, tangible assets, intangible assets and intellectual property of Stainless Design Corporation incorporated herein by reference to our Form 8-K filed on December 31, 1998.

  10.3 Purchase a 22,000 square foot facility from Kidco Realty incorporated herein by reference to our Form 8-K filed on December 31, 1998.

  10.4 Purchase a 50,000 square foot facility from Arrow Electronics incorporated herein by reference to our Form 8-K filed on November 12, 2001.

  10.5 Purchase substantially all of the assets of Research Inc.'s Surface Mount Technology business incorporated herein by reference to our Form 8-K filed on November 12, 2001.

  10.6 Purchase substantially all of the assets of Conceptronic Inc.'s Surface Mount Technology business incorporated herein by reference to our Form 8-K filed on July 1, 2002.

  23.1 Consent of Albrecht, Viggiano Zureck & Company, P.C. *

  31.1 Certification of Chief Executive Officer. *

  31.2 Certification of Chief Financial Officer. *

  32.1 Certification of Principal Executive Officer pursuant to U.S.C. Section 1350. *

  32.2 Certification of Principal Financial Officer pursuant to U.S.C. Section 1350. *
  * Filed herewith

  (b)   Reports on Form 8-K.
        (1) On October 2, 2003 we filed a current report on Form 8-K announcing the appointment of Bruce T. Swan as a member of the Board of Directors.

  (c)   Exhibits.
        See (a) (3) above.

  (d)   Financial Statement Schedules.
        See (a) (2) above

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CVD EQUIPMENT CORPORATION

                           By: /s/ Leonard A. Rosenbaum
                               -------------------------
                           Name:  Leonard A. Rosenbaum
                           Title: President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

          NAME                                    POSITION                          DATE
  -------------------------  -----------------------------------------------    --------------
  /s/ Leonard A Rosenbaum    President, Chief Executive Officer and Director    March 30, 2004
  ------------------------
  Leonard A. Rosenbaum       (Principal Executive Officer)

  /s/ Alan H. Temple Jr.     Director                                           March 30, 2004
  ------------------------
  Alan H. Temple Jr.

  /s/ Martin J. Teitelbaum   Director and Assistant Secretary                   March 30, 2004
  ------------------------
  Martin J. Teitelbaum

  /s/ Conrad Gunther         Director                                           March 30, 2004
  ------------------------
  Conrad Gunther

  /s/ Bruce T. Swan          Director                                           March 30, 2004
  ------------------------
  Bruce T. Swan

  /s/  Glen R. Charles       Chief Financial Officer and Secretary              March 30, 2004
  ------------------------
  Glen R. Charles            (Principal Financial and Accounting Officer)


                                                                  Exhibit 31.1
  Certifications Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                                      2002

  I, Leonard A. Rosenbaum, certify that:

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

  3. Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

    Dated: March 30, 2004

    /s/ Leonard A. Rosenbaum
  ----------------------------------------
    President, Chief Executive Officer and Director

                                                                  Exhibit 31.2
  Certifications Pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                                      2002

  I, Glen R. Charles, certify that:

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

  3. Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

    Dated: March 30, 2004

    /s/ Glen R. Charles
  ----------------------------------------
    Chief Financial Officer

                                                                  Exhibit 32.1

                  Certification of Principal Executive Officer
                        Pursuant to U.S.C. Section 1350
        As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                      2002



  I, Leonard A. Rosenbaum, President and Chief Executive Officer of CVD Equipment Corporation, hereby certifies, to my knowledge, that the annual report on Form 10-KSB for the period ending December 31, 2003 of CVD Equipment Corporation (the "Form 10-KSB") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.


  Dated: March 30, 2004   /s/  Leonard A. Rosenbaum
                          --------------------------
                          Leonard A. Rosenbaum
                          Chief Executive Officer
                          (Principal Executive Officer)

                                                                  Exhibit 32.2

                  Certification of Principal Financial Officer
                        Pursuant to U.S.C. Section 1350
        As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                      2002



  I, Glen R. Charles, Chief Financial Officer of CVD Equipment Corporation, hereby certifies, to my knowledge, that the annual report on Form 10-KSB for the period ending December 31, 2003 of CVD Equipment Corporation (the "Form 10-KSB") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.


  Dated: March 30, 2004   /s/  Glen R. Charles
                          ---------------------
                          Glen R. Charles
                          Chief Financial Officer
                          (Principal Financial Officer)

                 CVD EQUIPMENT CORPORATION, INC AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page No.
                                                                    ----------
  INDEPENDENT AUDITORS' REPORT                                           F-3


  FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of December 31, 2003 and 2002           F-4

  Consolidated Statements of Operations
    for the Years Ended December 31, 2003 and 2002                       F-5

  Consolidated Statements of Stockholders' Equity for the Years Ended
    December 31, 2003 and 2002                                           F-6

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2003 and 2002                                           F-7

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
                                                               (631) 434-9500



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

  To the Board of Directors and Stockholders
  CVD Equipment Corporation
  Ronkonkoma, New York


  We have audited the accompanying consolidated balance sheets of CVD Equipment Corporation and Subsidiary (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVD Equipment Corporation and Subsidiary as of December 31, 2003 and 2002 and their results of operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




  Hauppauge, New York
  February 20, 2004

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002

                                                               2003            2002
                                                           ------------    ------------
  ASSETS
  Current Assets
    Cash and cash equivalents                              $   321,490     $   323,537
    Accounts receivable, net                                 1,819,744       1,852,794
    Costs and estimated earnings in excess of billings
     on uncompleted contracts                                  575,734         783,646
    Inventories                                              1,425,851       2,023,487
    Other current assets                                        74,247         194,232
                                                           ------------    ------------
                                    Total Current Assets     4,217,066       5,177,696

  Property, plant and equipment, net                         5,400,032       5,630,375

  Deferred income taxes                                        440,362         344,074

  Other assets                                                 144,458         138,974

  Intangible assets, net                                       122,977         136,393
                                                           ------------    ------------
                                            Total Assets   $10,324,895     $11,427,512
                                                           ============    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Current maturities of long-term debt                   $   177,381     $   177,124
    Short-term note payable                                      -0-           350,000
    Accounts payable                                           520,525         938,056
    Accrued expenses                                           488,011         336,702
    Billings in excess of costs on uncompleted contracts       174,068         146,387
                                                           ------------    ------------

                               Total Current Liabilities     1,359,985       1,948,269
  Long-term debt, net of current portion                     3,336,400       3,513,783
                                                           ------------    ------------

                                                             4,696,385       5,462,052
                                                           ------------    ------------
  Commitments and Contingencies
  Stockholders' Equity
    Common stock - $0.01 par value - 10,000,000 shares
     authorized; 3,039,100 shares issued and outstanding
     at December 31, 2003 and 2002.                             30,391          30,391
    Additional paid-in capital                               2,902,149       2,902,149
    Retained earnings                                        2,695,970       3,032,920
                                                           ------------    ------------
                              Total Stockholders' Equity     5,628,510       5,965,460
                                                           ------------    ------------

              Total Liabilities and Stockholders' Equity   $10,324,895     $11,427,512
                                                           ============    ============

                 See notes to consolidated financial statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31, 2003 and 2002

                                                               2003            2002
                                                           ------------    ------------
  Revenue
    Revenue on completed contracts                         $ 9,065,679     $ 7,800,317
    Revenue on uncompleted contracts                           722,260       1,441,491
                                                           ------------    ------------

                                                             9,787,939       9,241,808
                                                           ------------    ------------
  Costs of revenue
    Costs on completed contracts                             7,180,226       5,440,484
    Costs on uncompleted contracts                             303,771         764,799
                                                           ------------    ------------
                                                             7,483,997       6,205,283
                                                           ------------    ------------

  Gross profit                                               2,303,942       3,036,525
                                                           ------------    ------------

  Operating expenses
    Selling and shipping                                       740,266         903,016
    General and administrative                               2,164,181       2,467,074
                                                           ------------    ------------

  Total operating expenses                                   2,904,447       3,370,090
                                                           ------------    ------------

  Operating loss                                              (600,505)       (333,565)
                                                           ------------    ------------

  Other Income (expense)
    Interest income                                              1,243          25,221
    Interest expense                                          (208,944)       (139,343)
    Gain on sale of fixed assets                                 -0-             2,500
    Other income                                               310,042         543,527
                                                           ------------    ------------
  Total other income, net                                      102,341         431,905
                                                           ------------    ------------

    (Loss) income before income tax benefit                   (498,164)         98,340
  Income Tax Benefit                                           161,214          69,862

  Net (loss) income                                        $  (336,950)    $   168,202
                                                           ============    ============


  Basic (loss) income per common share                     $    (0.11)     $     0.06
  Diluted (loss) income per common share                   $    (0.11)     $     0.05

  Weighted average common shares outstanding
    basic income per share                                   3,039,100       3,036,530

  Effect of potential common share issuance:
    Stock options                                                 0             88,203
                                                           ------------    ------------
  Weighted average common shares outstanding
    diluted income per share                                 3,039,100       3,124,733

                 See notes to consolidated financial statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended December 31, 2003 and 2002

                                               Additional                         Total
                                  Common          Paid-In        Retained
                               Stockholders'
                                  Stock           Capital        Earnings         Equity
                               ------------    ------------    ------------    ------------
  Balance as of
    December 31, 2001          $    30,323     $ 2,892,416     $ 2,864,718     $ 5,787,457

  Compensatory stock options            68           9,733                           9,801

  Net income                                                       168,202         168,202
                               ------------    ------------    ------------    ------------

  Balance as of
    December 31, 2002               30,391       2,902,149       3,032,920       5,965,460

  Net loss                                                        (336,950)       (336,950)
                               ------------    ------------    ------------    ------------

  Balance as of
    December 31, 2003          $    30,391     $ 2,902,149     $ 2,695,970     $ 5,628,510
                               ============    ============    ============    ============

                 See notes to consolidated financial statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2003 and 2002

                                                               2003            2002
                                                           ------------    ------------
  Cash flows from operating activities
    Net (loss) income                                      $  (336,950)    $   168,202
    Adjustments to reconcile net (loss) income to net
     cash provided by (used in) operating activities:
      Deferred benefit provision                               (96,288)        (75,451)
      Depreciation and amortization                            351,579         294,721
      Gain on sale of fixed assets                               -0-            (2,500)
      Bad debt provision                                         1,241          (8,447)
      Changes in operating assets and liabilities:
        Accounts receivable                                     31,808        (632,110)
        Costs and estimated earnings in excess
          of billings on uncompleted contracts                 207,912        (425,624)
        Inventory                                              597,636      (1,194,447)
        Other current assets                                   119,985        (173,963)
        Other assets                                           (45,902)        118,007
        Accounts payable                                      (417,529)        784,724
        Accrued expenses                                       151,307         (41,529)
        Billings in excess of costs
          on uncompleted contracts                              27,681         146,387
                                                           ------------    ------------

  Net cash provided by (used in) operating activities          592,480      (1,042,030)
                                                           ------------    ------------

  Cash flows from investing activities
    Capital expenditures                                       (67,403)     (1,980,912)
    Proceeds from sale of fixed assets                           -0-             2,500
                                                           ------------    ------------

                Net cash used in investing activities          (67,403)     (1,978,412)
                                                           ------------    ------------

  Cash flows from financing activities
    Proceeds from the exercise of options                        -0-             9,801
    Payments of long-term debt                                (177,124)       (133,222)
    Payments of short-term debt                             (1,374,000)          -0-
    Proceeds of long-term debt                               1,024,000       1,106,250
                                                           ------------    ------------

  Net cash (used in) provided by financing activities         (527,124)        982,829
                                                           ------------    ------------

  Net decrease in cash and cash equivalents                     (2,047)     (2,037,613)

  Cash and cash equivalents at beginning of year               323,537       2,361,150
                                                           ------------    ------------

  Cash and cash equivalents at end of year                 $   321,490     $   323,537
                                                           ------------    ------------


                 See notes to consolidated financial statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

  Note 1 - Business Description

  CVD Equipment Corporation and Subsidiary (the "Company"), a New York corporation, was organized and commenced operations in October 1982. Its principal business activities include the manufacturing of chemical vapor deposition equipment, customized gas control systems, and a line of furnaces, all of which are used primarily to produce semiconductors and other electronic components. The Company engages in business throughout the United States and the world.

  Note 2 - Summary of Significant Accounting Policies

  Principles of Consolidation

  The consolidated financial statements include the accounts of CVD Equipment Corporation and its wholly-owned subsidiary. In December 1998, a subsidiary, Stainless Design Concepts, Ltd., was formed as a New York corporation. In April 1999, this subsidiary was merged into CVD Equipment Corporation. The Company has one inactive subsidiary, CVD Materials Corporation as of December 31, 2003 and 2002. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

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

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

  Note 2 - Summary of Significant Accounting Policies (continued)

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

  Reclassifications

  Certain items have been reclassified in the 2002 financial statements to conform to the 2003 presentation. These reclassifications have no effect on the net income previously reported.

  Income Taxes

  Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statements and tax bases of assets and liabilities, as measured by the current enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax assets and liabilities. A valuation allowance is not considered necessary by management since it is more likely than not that the deferred tax asset will be realized. An allowance may be necessary in the future based on changes in economic conditions.

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

                                                             Estimated
                                                             Useful Life
                                                             ------------

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

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

  Note 2 - Summary of Significant Accounting Policies (continued)

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

  Software Capitalization

  The Company follows Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs totaled $55,408 and $57,931 for the years ended December 31, 2003 and 2002, respectively, and are included in Other Assets. All software is amortized straight-line over its useful life of three years. Amortization expense related to software totaled $31,111 and $19,014 for the years ended December 31, 2003 and 2002, respectively.

  Intangible Assets

  The cost of intangible assets is being amortized on a straight-line basis over their useful lives ranging from 5 to 15 years. Amortization expense recorded by the Company in 2003 and 2002 totaled $13,416 and $8,948, respectively.

  Bad Debts

  Accounts receivables are presented net of an allowance for doubtful accounts of $19,258 and $18,057 as of December 31, 2003 and 2002, respectively. The allowance is based on prior experience and management's evaluation of the collectibility of accounts receivable. Management believes the allowance is adequate. However, further additions may be necessary based on changes in economic conditions.

  Product Warranty

  The Company records warranty costs as incurred and does not provide for possible future costs. Management estimates such costs not to be material based on prior experience. However, it is reasonably possible that this estimate may change in the future.

  Advertising Costs

  The Company expenses advertising costs which are not expected to benefit future periods. Advertising expenses included in selling and shipping expenses were $16,143 and $21,139 in 2003 and 2002, respectively. The Company capitalizes certain advertising costs included in Other Assets, totaling $63,849, to develop a web site and to print brochures expected to be used in the future. Capitalized advertising costs are amortized straight-line over three years. Amortization expense related to advertising costs totaled $1,428 and $11,729 in 2003 and 2002, respectively.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

  Note 2 - Summary of Significant Accounting Policies (continued)

  Interest Capitalization

  The Company follows the policy of capitalizing interest as a component of the cost of property, plant and equipment constructed for its own use. This amount is included in building improvements. During the years ended December 31, 2003 and 2002, the Company capitalized interest of approximately $-0- and $77,000, respectively.

  Income Per Share

  Basic net (loss) income per common share is computed by dividing the net
  (loss) income by the weighted average number of share of common stock outstanding during each period. Diluted income per share for 2002 reflects the dilutive effect of the assumed exercise of options. Potentially dilutive share (12,620) related to the exercise of stock options were excluded from the diluted loss per share calculation for the year ended December 31, 2003, because their effects would have been antidilutive.


  Cash and Cash Equivalents

  The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.

  Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity. The Company sells products and services to various companies across several industries in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. See Note 15 for concentration details.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

  Note 2 - Summary of Significant Accounting Policies (continued)


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

  Stock-Based Compensation

  The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation
  - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant.

  Shipping and Handling

  It is the Company's policy to include freight in total sales. The amount included in sales was $48,288 and $18,784 for the years ended December 31, 2003 and 2002, respectively. Included in selling and shipping is $91,516 and $49,708 for shipping and handling costs for 2003 and 2002, respectively.

  Recently Issued Accounting Standards

  In June 2001, the FASB issued SFAS No. 143. Accounting for Asset Retirement Obligations. SFAS No. 143 applies to the accounting and reporting obligation associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of long-lived assets, except for certain obligations of lessees. The adoption of the Statement is required for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.

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

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

  Note 2 - Summary of Significant Accounting Policies (continued)
           Recently Issued Accounting Standards (continued)

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

  In August 2002, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", ("SFAS 144"). This standard supersedes SFAS 121, "Accounting for the Impairment or Long- Lived Assets to Be Disposed Of," and provides a single accounting model for long-lived assets to be disposed of. This standard significantly changes the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules will also supersede the provisions of APB Opinion 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, " ("APB 30") with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred, rather than as of the measurement date as presently required by APB 30. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS 144 will have a material impact on its operations or financial position.

  In April 2002, the FASB issued Statement No. 145 ("SFAS 145") "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which supersedes FASB issued Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," FASB issued Statement No. 44," Accounting for Intangible Assets of Motor Carriers," and FASB issued Statement No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements."

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

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

  Note 2 - Summary of Significant Accounting Policies (continued)
           Recently Issued Accounting Standards (continued)

  The remaining provisions in SFAS 145 will be effective for the Company beginning in fiscal 2003. The Company does not expect the provisions of SFAS 145 to have a material impact, if any, on the Company's consolidated financial statements.

  In July 2002, the FASB issued Statement No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies the guidance in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under EITF No. 94-3, an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. In SFAS No. 146, the FASB acknowledges that an entity's commitment to a plan does not, by itself, create a present obligation to the other parties that meets the definition of a liability and requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. It also establishes that fair value is the objective for the initial measurement of the liability. SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this standard is not expected to have a material effect on the financial position or results of operations of the Company.

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

  In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to adopt the provision of FIN 46 for variable interest entities created after January 31, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial statements.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

  Note 2 - Summary of Significant Accounting Policies (continued)
           Recently Issued Accounting Standards (continued)

  In April 2003, the FASB issued Statement No. 149 (SFAS No.149), "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133 and is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on its consolidated financial statements.

  In May 2003, the FASB issued Statement No. 150 (SFAS No. 150) "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial statements entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on its consolidated financial statements.

  In December 2003, the FASB amended Statement No. 132 (SFAS No. 132) "Employers' Disclosures about Pensions and Other Postretirement Benefits", and amendment of FASB Statements No. 87, 88 and 106. SFAS 132 improves financial statement disclosure for defined benefit plans and requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. SFAS No. 132 is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The adoption of SFAS No. 132 is not expected to have a material impact on its consolidated financial statements.

  Note 3- Supplemental Cash Flow Information

                                                               2003            2002
                                                           ------------    ------------
  Cash paid during the year for:
    Income taxes, net of refunds                           $   (61,621)    $   268,422
    Interest                                                   208,944         194,412

  Non-cash operating and financing:
    Acquisition of property and equipment                  $     -0-       $ 3,818,900
    Less: loan proceeds                                          -0-        (1,837,988)
                                                           ------------    ------------

    Net cash outlay                                        $     -0-       $ 1,980,912
                                                           ============    ============



                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

  Note 4 - Uncompleted Contracts

  Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

                                                               2003            2002
                                                           ------------    ------------
          Costs incurred on uncompleted contracts          $   303,772     $   764,799
          Estimated earnings                                   951,894         676,692
                                                           ------------    ------------
                                                             1,255,666       1,441,491
          Billings to date                                    (854,000)       (804,232)
                                                           ------------    ------------
                                                           $   401,666     $   637,259
                                                           ============    ============

  Included in accompanying balance sheets
    under the following captions:

          Costs and estimated earnings in excess
            of billings on uncompleted contracts           $   575,734     $   783,646
          Billings in excess of costs and estimated
            earnings on uncompleted contracts                 (174,068)       (146,387)
                                                           ------------    ------------
                                                           $   401,666     $   637,259
                                                           ============    ============

  Note 5 - Inventory

  Inventories consist of the following:

                                                               2003            2002
                                                           ------------    ------------
          Raw materials                                    $   777,893     $ 1,223,019
          Work-in-process                                      108,350         267,679
          Finished goods                                       539,608         532,789
                                                           ------------    ------------
                                                           $ 1,425,851     $ 2,023,487
                                                           ============    ============

  Note 6 - Property, Plant and Equipment
  Major classes of property, plant and equipment consist of the following:

                                                               2003            2002
                                                           ------------    ------------
          Land                                             $   760,000     $   760,000
          Buildings                                          2,815,839       2,815,839
          Building Improvements                              1,372,505       1,373,624
          Machinery and equipment                            1,222,587       1,181,851
          Capitalized labor and overhead                       216,602         216,602
          Furniture and fixtures                               214,903         214,921
          Computer equipment                                   193,063         180,991
          Transportation equipment                              74,709          74,709
                                                           ------------    ------------
                                                             6,870,208       6,818,537
          Accumulated depreciation and amortization         (1,470,176)     (1,188,162)
                                                           ------------    ------------
                                                           $ 5,400,032     $ 5,630,375
  Depreciation and amortization expense                    $   297,747     $   249,030
                                                           ============    ============



                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

  Note 7 - Intangible Assets

  Intangible assets consist of the following:

                                                               2003            2002
                                                           ------------    ------------
          Licensing Agreement                              $    10,000     $    10,000
          Patents and Copyrights                                32,019          32,019
          Intellectual Property                                100,000         100,000
          Other                                                 21,492          21,492
                                                           ------------    ------------

                                                               163,511         163,511

          Accumulated Amortization                             (40,534)        (27,118)
                                                           ------------    ------------

                                                           $   122,977     $   136,393
                                                           ============    ============

          Amortization Expense                             $    13,416     $     8,948
                                                           ============    ============

  Note 8 - Acquisition of Assets

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

  Note 9 - Financing Arrangements

  The Company has a line of credit with a bank which allows the Company to borrow up to $1,000,000 until June 1, 2004 Interest is payable on any unpaid principal balance at the bank's prime rate plus 3/4 of 1%. As of December 31, 2003 and 2002, $-0- was outstanding on this facility.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


  Note 10- Long-term Debt

  Long-term debt consists of the following:

                                                               2003            2002
                                                           ------------    ------------
  KIDCO REALTY CORP.
     $900,000 purchase money mortgage secured
     by real property, building and
     improvements in Saugerties, New York;
     payable in equal monthly installments of
     $5,988, including interest at 7% per
     annum; entire principal comes due in May
     2009.                                                 $   851,308     $   863,116

  GENERAL ELECTRIC CAPITAL CORPORATION
     $2,700,000 mortgage payable secured by real
     property, building and improvements in Ronkonkoma,
     New York; payable in equal monthly installments of
     $22,285, including interest at 5.67% per annum;
     pursuant to an installment sale agreement with the
     Town of Islip Industrial Development Agency; final
     payment due March 2017.                                 2,476,851       2,600,015

  NORTH FORK BANK
     Sixty month installment note; payable in monthly
     installments of $4,922, including interest at 7.74%
     per annum; final payment due October 2007;
     collateralized by equipment costing $244,239.             185,622         227,776
                                                           ------------    ------------

                                                             3,513,781       3,690,907
          Less:  Current maturities                            177,381         177,124
                                                           ------------    ------------

                                                           $ 3,336,400     $ 3,513,783
                                                           ============    ============

  Future maturities of long-term debt as follows:

          Year ended December 31, 2004        $   177,382
                                  2005            200,031
                                  2006            212,946
                                  2007            207,088
                                  2008            179,394
                            thereafter          2,536,940
                                              ------------

                                              $ 3,513,781
                                              ============


                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


  Note 11 - Short-term Note Payable

  A note payable in the amount of $350,000 was issued for the acquisition of assets for the Company's Surface Mount Technology business. Interest provided at 5.5% per annum. This note was paid in full in July 2003.


  Note 12 - Income Taxes

  The provision (benefit) for income taxes include the following:

                                                               2003            2002
                                                           ------------    ------------
      Current:
        Federal                                            $   (65,761)    $     -0-
        State                                                      835           5,589
                                                           ------------    ------------

                   Total Current (Benefit) Provision           (64,926)          5,589
                                                           ------------    ------------
      Deferred:
        Federal                                                (77,849)         30,008
        State                                                  (18,439)       (105,459)
                                                           ------------    ------------

                            Total Deferred (Benefit)           (96,288)        (75,451)
                                                           ------------    ------------

                                                           $  (161,214)    $   (69,862)
                                                           ============    ============

  The Company has New York State investment tax credit carryforwards of $321,185 that may be offset against future state tax liabilities through the year 2016 and other state tax credits totaling $119,828 which may be carried forward indefinitely.

  The difference between the provision for income taxes at the Company's effective income tax rate and the federal statutory rate of 34% is as follows:

                                                               2003            2002
                                                           ------------    ------------
        Statutory rate                                         34%             34%
        State taxes, net of Federal Benefits                    7%              7%
        Investment tax credits and other                      (73%)          (112%)
                                                           ------------    ------------

                                          Totals              (32%)           (71%)
                                                           ============    ============

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


  The tax effects of temporary differences giving rise to significant portions of deferred taxes are as follows:

                                                               2003            2002
                                                           ------------    ------------
        Allowance for doubtful accounts                    $     7,472     $     6,992
        Inventory capitalization                                39,618          73,503
        Deferred revenue                                      (368,573)       (262,015)
        Net operating loss                                     289,570          64,122
        Depreciation and amortization                         (157,462)       (126,144)
        Investment tax credit                                  615,133         575,953
        Other                                                   14,604          11,663
                                                           ------------    ------------

                  Net Deferred Tax Asset                   $   440,362     $   344,074
                                                           ============    ============

  Note 13 - Stock Option Plans

  On June 15, 1989, the Company instituted a non-qualified stock option plan (the "Plan"). In connection therewith, 700,000 shares of the Company's common stock are reserved for issuance pursuant to options that may be granted under the Plan through June 30, 2004. On June 3, 1996, the Company issued 84,000 options which expire ten years from the date of grant. None of these options were exercisable until June 3, 1999. The option price was less than the fair market value per share on the date the 1996 options were granted. On April 15, 1998, 140,000 options were granted to employees under this plan. Options granted in 1998 vest straight-line over a four-year period following the date of grant and expire five years after the date of grant. On July 16, 1999, 52,500 options were granted to employees under this Plan. Options granted in 1999 vest incrementally over a four-year period following the date of grant and expire seven years after the date of grant. On February 2, 2000, 242,000 options were granted to employees under this plan. On May 7, 2000 and August 8, 2000, a total of 80,000 options were granted to employees. On October 26, 2000, 3,500 options were granted to employees. All options vest over a four-year period. All options granted in 2000 expire seven years after the date of grant. The option price for options granted in 1999 and 2000 is an amount per share of not less than the fair market value per share on the date the option is granted. On April 1, 2003, the Company granted 12,500 options to employees under this plan which expire April 1, 2008, and on September 23, 2003 granted 75,000 options to Directors which expire on September 23, 2010.

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

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


  Note 13 - Stock Option Plans (continued)

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

  A summary of stock option activity related to the Company's Plan is as follows:

                                  Beginning        Granted        Exercised      Canceled        Ending
                                  Balance           During         During         During         Balance
                                  Outstanding       Period         Period         Period       Outstanding    Exercisable
                                  ------------   ------------   ------------   ------------   ------------   ------------
  Year ended December 31, 2002
  Number of shares                    478,425          -0-            6,775         75,000        396,650        208,300
  Weighted average exercise price
          per share               $     1.67     $     -0-      $     1.45     $     1.80     $     1.65     $     1.57
  Year ended December 31, 2003
  Number of shares                    396,650         87,500          -0-          118,750        365,400        196,290
  Weighted average exercise price
   per share                      $     1.65     $     1.75     $     -0-      $     1.59     $     1.69     $     1.66

  The following table summarizes information about the options at December 31, 2003.

                                  Options Outstanding                     Options Exercisable
                        ------------------------------------------   ---------------------------
                                          Weighted      Weighted                      Weighted
                                          Average        Average                      Average
          Exercise        Number        Remaining      Exercisable      Number      Exercisable
          Price         Outstanding       Life            Price       Exercisable      Price
     ----------------   ------------   ------------   ------------   ------------   ------------
      $0.13 - $1.00        49,500       2.55 years      $ 1.00            49,500    $     1.00
      $1.25 - $1.50        75,000       6.74 years      $ 1.40             -0-      $     -0-
      $1.51 - $1.75       179,900       3.09 years      $ 1.75           107,940    $     1.75
      $2.00 - $2.75        45,000       3.56 years      $ 2.00            33,000    $     2.00
      $3.00 - $3.25         3,500       3.50 years      $ 3.25             2,100    $     3.25
      $3.75 - $4.00        12,500       4.25 years      $ 3.88             3,750    $     3.88

  The Company accounts for the stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to its stock-based employee compensation:

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

                                                               2003            2002
                                                           ------------    ------------
          Net (loss) income, as reported                   $  (336,950)    $   168,202

          Add: Stock-based employee compensation
          expense included in reported net income (loss),
          net of related tax effects                             -0-             5,685

          Deduct: Total stock-based employee
          compensation expense determined under
          fair value based method for all awards, net
          of related tax effects                               (57,985)        (65,506)
                                                           ------------    ------------

          Pro-forma net income (loss)                      $  (394,935)    $   108,381
                                                           ============    ============

          Income (loss) per share:

            Basic-as reported                              $     (.11)     $      .06
                                                           ------------    ------------
            Basic-pro forma                                $     (.13)     $      .04
                                                           ------------    ------------

            Diluted -as reported                           $     (.11)     $      .05
                                                           ------------    ------------
            Diluted -pro forma                             $     (.13)     $      .03
                                                           ------------    ------------

  Note 14 - Defined Contribution Plan

  On August 1, 1998, the Company adopted a 401(k) Plan for the benefit of all eligible employees. All employees as of the effective date of the 401(k) Plan became eligible. An employee who became employed after August 1, 1998, would become a participant after three months of continuous service.

  Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are optional. During the years ended December 31, 2003 and 2002, the Company incurred 401(k) administrative costs totaling $2,869 and $3,471 respectively. No employer contribution has been made for 2003 and 2002.

  Note 15 - Concentration of Credit Risk

  Cash

  The Company places most of its temporary cash investments with one financial institution. Balances normally exceed the Federal Deposit Insurance Corporation limit. The Company has not experienced any loss to date as a result of this policy.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


  Significant Customers

  The Company's sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology. In 2003, the Company had two customers, which represented approximately 25% of sales. These customers represented less than 1% of total billed and unbilled receivables at December 31, 2003. In 2002, the Company had two customers, which represented approximately 23% of sales. These customers represented 19% of total billed and unbilled receivables at December 31, 2002.

  Export Sales

  Export sales to unaffiliated customers represented approximately 26% and 25% of sales for the years ended December 31, 2003 and 2002, respectively. Export sales in 2003 and 2002 were primarily to customers in Asia. All contracts are denominated in U.S. dollars. The Company does not enter into any foreign exchange contracts.

  Note 16 - Related Party Transactions

  The general counsel for the Company is also a director. The Company incurred legal fees for his professional services of approximately $41,000 and $75,000 for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, the Company owed the general counsel approximately $41,000 and $75,000, respectively.

  Note 17 - Other Income

  Other income for the years ended December 31, 2003 and 2002 consists of approximately $140,000 and $512,000, respectively in cash received on the collection of accounts receivable exceeding the $369,000 booked as part of the purchase of assets as discussed more fully in Note 8.

  Note 18 - Segment Reporting

  The Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." As a result, Stainless Design Concepts ("SDC"), which was a subsidiary of the Company as of December 31, 1998, operated as a segment of the Company as of December 31, 1999. SDC is the Company's ultra-high purity manufacturing division in Saugerties, New York. In November 1999, a division called Equipment Consulting Services ("ECS") was formed. Operations commenced in January 2000. ECS is the Company's equipment refurbishing division located in Saugerties, New York. During 2001, the Company created a division, Research International ("RI"); the new division is located at 1860 Smithtown Avenue, Ronkonkoma New York. RI is a manufacturer of Surface Mount Technology equipment. During the year 2002, the Company created Conceptronic. During the fourth quarter 2002, the Company combined the operations of SDC and ECS, and Conceptronic and RI and now these divisions are being reported under SDC and Conceptronic, respectively. The accounting policies of SDC and Conceptronic are the same as those described in the summary of significant accounting policies (see
  Note 2). The Company evaluates performance based on several factors, of which the primary financial measure is earnings before taxes.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


  The following table presents certain information regarding the Company's segments at December 31, 2003 and for the year then ended:

                              CVD            SDC        Conceptronic   Eliminations   Consolidated
                          ------------   ------------   ------------   ------------   ------------
  Assets                  $ 9,227,303    $ 2,245,712    $ 2,361,457    $(3,509,577)   $10,324,895
                          ============   ============   ============   ============   ============
  Revenue                 $ 3,779,878    $ 2,360,711    $ 4,106,780    $  (459,430)   $ 9,787,939
  Cost of Sales             2,624,428      1,967,713      3,351,286       (459,430)     7,483,997
  Gross Profit              1,155,450        392,998        755,494          -0-        2,303,942
  Interest Income                 586            657          -0-                           1,243
  Interest Expense            170,735         60,044        (21,835)                      208,944
  Depreciation and
    amortization              188,788        140,229         22,562                       351,579
  Capital
    expenditures               47,168         17,413          2,822                        67,403
  Pretax earnings (loss)       87,950       (205,884)      (380,230)                     (498,164)

  The following table presents certain information regarding the Company's segments at December 31, 2002 and for the year then ended:

                              CVD            SDC        Conceptronic   Eliminations   Consolidated
                          ------------   ------------   ------------   ------------   ------------
  Assets                  $ 9,104,444    $ 2,633,539    $ 3,219,312    $(3,529,783)   $11,427,512
                          ============   ============   ============   ============   ============
  Revenue                 $ 3,522,634    $ 3,347,722    $ 3,027,232    $  (655,780)   $ 9,241,808
  Cost of Sales             2,484,118      2,498,377      1,878,568       (655,780)     6,205,283
  Gross Profit              1,038,516        849,345      1,148,664          -0-        3,036,525
  Interest Income              24,681            540          -0-                          25,221
  Interest Expense             56,420         60,840         22,083                       139,343
  Depreciation and
    amortization              134,283        147,560         12,878                       294,721
  Capital
    expenditures            3,775,438         10,123         33,339                     3,818,900
  Pretax earnings (loss)      (86,315)      (322,519)       507,174                        98,340

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002

  Note 19 - Commitments and Contingencies

  Leases

  The Company rented its former headquarters and operations in Ronkonkoma, New York under a lease expiring on July 31, 2006. Rental expense under the above operating lease totaled $108,720 and $144,000 for 2003 and 2002, respectively. The Company was able to cancel the lease on October 1, 2003 for payments of $60,000. This amount is included in rent expense for the year ended December 31, 2003.

  Legal Proceedings

  On September 24, 1999 the Company was named in a lawsuit. The nature of this legal proceeding focused on the intellectual property obtained during the purchase of assets of Stainless Design Corporation. On November 10, 1999, the Company responded with a counterclaim. It is legal counsels' belief that the lawsuit against the Company is without merit. The Company considers its potential exposure to be negligible and/or covered by insurance. Presently, cross-motions for summary judgment are pending before the court.

  In May 2002, the Company instituted a new action against Precisionflow Technologies, Inc., in the United States District for the Northern District of New York also seeking injunctive relief and monetary damages based upon additional copyright violations. A motion by Precisionflow Technologies, Inc. to dismiss this action has been pending since June 2002.


                   INDEX TO SUPPLEMENTARY FINANCIAL SCHEDULES



                                                                  Page No.
                                                                 ----------
    Independent Auditors' Report on Supplementary Information....   S-2

    Supplementary Financial Schedules:

       II.   Valuation and qualifying accounts...................   S-3



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
                                                               (631) 434-9500



           INDEPENDENT AUDITORS' REPORT ON SUPPLEMENTARY INFORMATION
           ---------------------------------------------------------


  To the Board of Directors and Stockholders
  CVD Equipment Corporation
  Ronkonkoma, New York


  We have audited and reported separately herein on the consolidated financial statements of CVD Equipment Corporation and subsidiary (the "Company") as of and for the years ended December 31, 2003 and 2002.

  Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements of the Company taken as a whole. The supplementary information included in Form 10-KSB, Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.




  Hauppauge, New York
  February 20, 2004

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                            FORM 10-KSB, SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                     Years ended December 31, 2003 and 2002


                                                                Additions
                                                       ---------------------------
                                         Balance at    (1) Charged    (2) Charged                     Balance
                                         Beginning     to Costs and     to Other                       at End
       Deducted from Assets              of Period       Expenses       Accounts      Deductions     of Period
  -----------------------------------   ------------   ------------   ------------   ------------   ------------
  Allowance for net unrealized gains
    (losses) on securities:
      Year ended December 31, 2003      $     -0-                                                   $     -0-

      Year ended December 31, 2002            -0-                                                         -0-

  Allowance for doubtful accounts:
      Year ended December 31, 2003           18,057          1,241                                       19,298

      Year ended December 31, 2002      $    26,504                                       (8,447)   $    18,057


