Form 10QSB
period 2004-03-31
CVD EQUIPMENT CORP
filed 2004-05-14
CIK 766792

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

   For the quarterly period ended          Commission File Number 1-16525
   March 31, 2004


                           CVD EQUIPMENT CORPORATION
             (Exact name of registrant as specified in its charter)

         New York                                        11-2621692
      (State or other jurisdiction                    I.R.S. Employer
       of incorporation or organization)           Identification No.)

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

                                Yes  X        No

   Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               Yes             No  X

   As of May 10, 2004 3,039,100 shares of the issuer's common stock, par value $.01, were outstanding.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY

                                     Index



  Part I - Financial Information

       Item 1 - Financial Statements (unaudited)

       Consolidated Balance Sheets at March 31, 2004 (Unaudited)
       and December 31, 2003 .......................................    2

       Comparative Consolidated Statements of Operations (Unaudited)
       for the three months ended March 31, 2004 and 2003  .........    3

       Comparative Consolidated Statements of Cash Flows (Unaudited)
       for the three months ended March 31, 2004 and 2003  .........    4
       Notes to Unaudited Consolidated Financial Statements  .......    5

       Item 2 - Management's Discussion and Analysis of Financial
       Condition and Results of Operations  ........................   10

       Item 3 - Controls and Procedures  ...........................   12

  Part II - Other Information  .....................................   13

       Item 1 - Legal Proceedings  .................................   13
       Item 2 - Changes in Securities and Use of Proceeds  .........   13
       Item 3 - Defaults Upon Senior Securities  ...................   13
       Item 4 - Submission of Matters to a Vote of Security Holders.   13
       Item 5 - Other Information  .................................   13
       Item 6 - Exhibits and Reports Filed on Form 8-K  ............   13

  Signatures  ......................................................   14

  Exhibit Index  ...................................................   15
  Certification of Chief Executive Officer  ........................   16
  Certification of Chief Financial Officer  ........................   17
  Certification of Chief Executive Officer pursuant to U.S.C. Section
       1350   ......................................................   18
  Certification of Chief Financial Officer pursuant to U.S.C. Section
       1350   ......................................................   19

                         PART 1 - FINANCIAL INFORMATION
                         Item 1 - Financial Statements

                   CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                March 31, 2004
                                                                                 (Unaudited)         December 31, 2003
                                                                               -----------------     -----------------
  ASSETS
  Current Assets:
       Cash and cash equivalents                                                $      192,508        $      321,490
       Accounts receivable, net                                                      1,514,004             1,819,744
       Cost  in excess of billings on uncompleted contracts                            757,667               575,734
       Inventories                                                                   1,579,845             1,425,851
       Other current assets                                                            117,240                74,247

                                                                               -----------------     -----------------
      Total current assets                                                           4,161,264             4,217,066

  Property, plant and equipment, net                                                 5,338,651             5,400,032
  Deferred income taxes                                                                440,362               440,362
  Other assets                                                                         145,428               144,458
  Intangible assets, net                                                               111,486               122,977

                                                                               -----------------     -----------------
                                                                                $   10,197,191        $   10,324,895
                                                                               =================     =================

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
       Current maturities of long-term debt                                     $      191,493        $      177,381
       Short-term notes payable                                                         75,000                  -
       Accounts payable                                                                639,698               520,525
       Accrued expenses                                                                477,835               488,011
       Billings in excess of costs on uncompleted contracts                               -                  174,068
                                                                               -----------------     -----------------
       Total current liabilities                                                     1,384,026             1,359,985

  Long-term debt, net of current portion                                             3,276,255             3,336,400
                                                                               -----------------     -----------------
       Total liabilities                                                             4,660,281             4,696,385
                                                                               -----------------     -----------------

  Commitments and contingencies                                                           -                     -

  Stockholders' Equity
       Common stock, par value  $.01 per share, authorized10,000,000 shares;
       issued and outstanding, 3,039,100 shares                                         30,391                30,391
       Additional paid-in capital                                                    2,902,149             2,902,149
       Retained earnings                                                             2,604,370             2,695,970
                                                                               -----------------     -----------------
                                                                                     5,536,910             5,628,510
                                                                               -----------------     -----------------
                                                                                $   10,197,191        $   10,324,895
                                                                               =================     =================


                 See notes to the consolidated financial statements.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31
                                                                                     2004                  2003
                                                                               -----------------     -----------------
  Revenue:
       Revenue on completed contracts                                           $    1,835,934        $    2,530,781
       Revenue on uncompleted contracts                                                356,001             1,096,356
                                                                               -----------------     -----------------
                                                                                     2,191,935             3,627,137
                                                                               -----------------     -----------------
  Costs of Revenue
       Cost on completed contracts                                                   1,350,487             2,130,790
       Cost on uncompleted contracts                                                   251,578               523,495
                                                                               -----------------     -----------------
                                                                                     1,602,065             2,654,285
                                                                               -----------------     -----------------

  Gross profit                                                                         589,870               972,852
                                                                               -----------------     -----------------
  Operating expenses
       Selling and shipping                                                            144,978               353,993
       General and administrative                                                      481,432               580,498
                                                                               -----------------     -----------------
  Total operating expenses                                                             626,410               934,491

  Operating (loss) income                                                              (36,540)               38,361
                                                                               -----------------     -----------------

  Other income (expense)
       Interest income                                                                     109                   124
       Interest expense                                                                (56,867)              (62,969)
       Other income                                                                      2,015                67,976
                                                                               -----------------     -----------------
  Total other (expense) income                                                         (54,743)                5,131

  (Loss) income before income taxes                                                    (91,283)               43,492

  Income tax provision                                                                    (320)              (15,170)
                                                                               -----------------     -----------------

  Net (loss) income                                                             $      (91,603)       $       28,322
                                                                               =================     =================

  Basic (loss) income per common share                                          $        (0.03)       $         0.01
                                                                               =================     =================

  Diluted (loss) income per common share                                        $        (0.03)       $         0.01
                                                                               =================     =================

  Weighted average common shares outstanding
      basic (loss) income per share                                                  3,039,100             3,039,100

  Effect of potential common share issuance:
      Stock options                                                                       -                   11,128
                                                                               -----------------     -----------------

  Weighted average common shares outstanding
      diluted (loss) income per share                                                3,039,100             3,050,228
                                                                               =================     =================


               See notes to the consolidated financial statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31
                                                                                     2004                  2003
                                                                               -----------------     -----------------
  Cash flows from operating activities
       Net (loss) income                                                        $      (91,603)       $       28,322
       Adjustments to reconcile net (loss) income to net cash (used in)
          provided by operating activities:
       Depreciation and amortization                                                    84,216                90,221
       Bad debt provision                                                                3,711                (3,311)
      Changes in operating assets and liabilities:
       Accounts receivable                                                             302,029              (644,588)
       Cost in excess of billings on uncompleted contracts                            (181,933)             (164,260)
       Inventory                                                                      (153,994)              383,266
       Other current assets                                                            (42,993)              (38,599)
       Other assets                                                                       (970)              (24,095)
        Accounts payable                                                               119,173               439,516
        Accrued expenses                                                               (10,173)              160,537
        Billing in excess of costs on uncompleted contracts                           (174,068)             (146,387)

                                                                               -----------------     -----------------
  Net cash (used in) provided by operating activities                                 (146,605)               80,622
                                                                               -----------------     -----------------

  Cash flows from investing activities:
       Capital expenditures                                                            (11,344)              (39,200)

                                                                               -----------------     -----------------
  Net cash used in investing activities                                                (11,344)              (39,200)
                                                                               -----------------     -----------------

  Cash flows from financing activities:
       Proceeds from short-term borrowings                                             250,000                50,000
       Payments of short-term borrowings                                              (175,000)                 -
       Payments of long-term debt                                                      (46,033)              (43,251)

                                                                               -----------------     -----------------
  Net cash provided by financing activities                                             28,967                 6,749
                                                                               -----------------     -----------------

  Net (decrease) increase in cash and cash equivalents                                (128,982)               48,171

  Cash and cash equivalents at beginning of period                                     321,490               323,537
                                                                               -----------------     -----------------

  Cash and cash equivalents at end of period                                    $      192,508        $      371,708
                                                                               =================     =================

               See notes to the consolidated financial statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)


  NOTE 1: BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

  The balance sheet as of December 31, 2003 has been derived from the audited financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

  For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report of Form 10-KSB for the year ended December 31, 2003.

  Recently Issued Accounting Standards

  In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to adopt the provision of FIN 46 for variable interest entities created after January 31, 2003. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial statements.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 1: BASIS OF PRESENTATION (continued)
                  Recently Issued Accounting Standards (continued)

  In April 2003, the FASB issued Statement No. 149 (SFAS No. 149), "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, and is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the Company's consolidated financial statements.

  In May 2003, the FASB issued Statement No. 150 (SFAS No. 150) "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial statements entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's consolidated financial statements.

  In December 2003, the FASB amended Statement No. 132 (SFAS No. 132) "Employers' Disclosures about Pensions and Other Postretirement Benefits", and amendment of FASB Statements No. 87, 88 and 106. SFAS 132 improves financial statement disclosure for defined benefit plans and requires that companies provide more details about their plan assets, benefit obligations, cash flows, benefit costs and other relevant information. SFAS No. 132 is effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The adoption of SFAS No. 132 is not expected to have a material impact on the Company's consolidated financial statements.

  NOTE 2: REVENUE RECOGNITION

  The Company recognizes revenues and income using the percentage-of-completion method for complex major products while revenues from other products are recorded when such products are accepted and shipped. Profits on contracts for complex major products are recorded on the basis of the Company's estimates of the percentage-of-completion of individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  NOTE 2: REVENUE RECOGNITION (continued)

  results with reasonable accuracy. Under this method, revenues are recognized based on costs incurred to date compared with total estimated costs.

  The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

  The liability, "Billings in excess of costs on uncompleted contracts" represents amounts billed in excess of revenues earned.

  NOTE 3: UNCOMPLETED CONTRACTS

  Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

                                                March 31, 2004        December 31, 2003
                                               ----------------       -----------------
  Costs incurred on uncompleted contracts        $    251,578           $     303,772
  Estimated earnings                                1,360,089                 951,894
                                               ----------------       -----------------
                                                    1,611,667               1,255,666
  Billings to date                                   (854,000)               (854,000)
                                               ----------------       -----------------
                                                 $    757,667           $     401,666
                                               ----------------       -----------------
  Included in accompanying balance sheets
    Under the following captions:

      Costs and estimated earnings in excess
        of billings on uncompleted contracts     $    757,667           $     575,734
      Billings in excess of costs and estimate
        earnings on uncompleted contracts                   0                (174,068)
                                               ----------------       -----------------
                                                 $    757,667           $     401,666
                                               ----------------       -----------------

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  NOTE 4:         INVENTORY

  Inventories consist of the following:

                                                March 31, 2004        December 31, 2003
                                               ----------------       -----------------
  Raw materials                                  $    957,796           $     777,893
  Work-in-process                                     214,761                 108,350
  Finished goods                                      407,288                 539,608
                                               ----------------       -----------------

                                                 $  1,579,845           $   1,425,851
                                               ----------------       -----------------

  NOTE 5: BAD DEBTS

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


  NOTE 6: SHORT TERM BORROWINGS

                                                March 31, 2004        December 31, 2003
                                               ----------------       -----------------
                                                 $     75,000           $           0

  The Company has a line of credit with a bank permitting the Company to borrow up to $1,000,000 which will be subject to renewal on June 1, 2004. Interest is payable on any unpaid principal balance at the bank's prime rate plus 3/4 of 1%. Borrowings are collateralized by the Company's assets


  NOTE 7: OTHER INCOME
  Other income for the quarter ended March 31, 2003 consists primarily of cash received on the collection of accounts receivable exceeding the amount booked as part of the purchase of assets of Conceptronic's Inc. Surface Mount Technology (SMT) business.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  NOTE 8: STOCK OPTION PLANS

  The Company accounts for the stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, accounting for Stock-based Compensation, to stock-based employee compensation.

                                                         THREE MONTHS ENDED
                                                              MARCH 31
                                                     2004                  2003
                                               -----------------     -----------------
  Net (loss) income, as reported                 $     (91,603)        $      28,322

  Add: Stock-based employee
  compensation expense included in
  reported net income, net of
  related tax effects                                     -                     -

  Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects               (18,724)              (14,594)
                                               -----------------     -----------------

  Pro forma net income (loss)                    $    (110,327)        $      13,728
                                               -----------------     -----------------


  (Loss) earnings per share:
          Basic-as reported                       $    (0.03)           $     0.01
                                               -----------------     -----------------
          Basic-pro forma                         $    (0.04)           $      -
                                               -----------------     -----------------

          Diluted-as reported                     $    (0.03)           $     0.01
                                               -----------------     -----------------
          Diluted-pro forma                       $    (0.04)           $      -
                                               -----------------     -----------------

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report.

  Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: competition in the Company's existing and potential future product lines of business; the Company's ability to obtain financing on acceptable terms if and when needed; uncertainty as to the Company's future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the Company. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

  Results of Operations

  Revenue for the period ended March 31, 2004 was $2,191,935 compared to $3,627,137 for the period ended March 31, 2003, a decrease of 39.6%. The Company's relocation of its corporate headquarters during the quarter ended December 31, 2002 resulted in a slowdown in productivity. Products that would have been completed and shipped prior to December 31, 2002 were completed and shipped during the quarter ended March 31, 2003 resulting in higher revenues for that period. Additionally, the overall softness in today's economy, has caused existing and potential customers to either reduce or delay their capital expenditures which has negatively impacted our primary source of revenue, the manufacture of CVD equipment gas and chemical delivery systems.

  The cost of revenue decreased to $1,602,065 in the period ended March 31, 2004, a decrease of approximately $1,052,000 or 39.6% compared to the period ended March 31, 2003. This was a result of the decrease in the revenue generated by the Company in the current period, as well as the cost reductions made during the period. These reductions enabled the gross profit margin to remain relatively stable at approximately 27% compared to the same period one year ago, despite carrying fixed costs that can support a higher level of sales volume.

  Selling and shipping expenses decreased by approximately $209,000 or 59.0% in the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. Although, this decrease is partially attributable to the overall reduction in sales for the quarter, it is also a result of the Company's continued efforts to restructure the sales department by using distributors to sell the products and reducing the sales force.

   The Company incurred approximately $481,000 of general and administrative expenses during the quarter ended March 31, 2004, a decrease of 17.1% or $99,000 compared to the $580,000 of general and administrative expenses incurred in the quarter ended March 31, 2003. This decrease is a result of additional reductions in staff associated with the assimilation of the Conceptronic division that was acquired during the quarter ended September 30, 2002 as well as the elimination of additional rent expense associated with the Company's former headquarters.

  Interest expense decreased to approximately $57,000 in the quarter ended March 31, 2004 from approximately $63,000 in the quarter ended March 31, 2003, a reduction of 9.7% as a result of reduced borrowing by the Company on its short-term revolving credit line.

  Other income decreased by approximately $66,000 in the quarter ended March 31, 2004 compared to the period ended March 31, 2003. The Company, in the current quarter, did not collect any additional accounts receivable in excess of the $369,000 recorded as part of the purchase of the assets of Conceptronics' Inc. Surface Mount Technology
  (SMT) business as it did in the quarter ended March 31, 2003 when the Company collected approximately $64,000.

  Liquidity and Capital Resources

  As of March 31, 2004, the Company had an aggregate working capital of approximately $2,777,000 compared to an aggregate working capital of $2,857,000 at December 31, 2003 and had available cash and cash equivalents of $192,508 compared to $321,490 at December 31, 2003. The decrease in cash is attributable to the daily operating activities.

  Accounts receivable as of March 31, 2004 was $1,514,004 compared to $1,819,744 as of December 31, 2003. This decrease is attributable to timing of customer payments and reduced billings.

  As of March 31, 2004 the Company's backlog increased to approximately $2,230,000 from the approximately $1,738,000 at December 31, 2003. During the latter part of the quarter ended March 31, 2004, the Company had completed some of the enhancements to the Conceptronic product line and thus began increasing its marketing efforts in that area. This has contributed to the increased backlog as of March 31, 2004. The timing for completion of the backlog varies depending on the product mix, however, there is generally a one to six month lag in the completion and shipping of backlogged product.

  The Company has a line of credit facility with a bank permitting it to borrow up to $1,000,000 which will be subject to renewal on June 1, 2004. Interest is payable on any unpaid principal balance at the bank's prime rate plus 3/4 of 1%. As of March 31, 2004, $75,000 was outstanding on this facility. Borrowings are collateralized by the Company's assets.

  The Company believes that its cash, cash equivalents and available credit facilities will be sufficient to meet its working capital and investment requirements for the next twelve months. However, future growth, including potential acquisitions, may require additional funding, and from time to time the Company may need to raise capital through additional equity or debt financing.



  Item 3.         Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures

  Based on their evaluation as of a date within 90 days of the filing of this Form 10-QSB, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to insure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

  Changes in Internal Controls

  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

  Limitations on the Effectiveness of Controls

  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                           CVD EQUIPMENT CORPORATION

                                    PART II

                               OTHER INFORMATION


  Item 1.         Legal Proceedings.

                          None.

  Item 2.         Changes in Securities and Use of Proceeds.

                          None.

  Item 3.         Defaults Upon Senior Securities

                          None.

  Item 4.         Submission of Matters to a Vote of Security Holders.

                          None.

  Item 5.         Other Information.

                          None.

  Item 6.         Exhibits and Reports Filed on Form 8-K

                  (a)     Exhibits filed with this report:

  31.1    Certification of Chief Executive Officer

  31.2    Certification of Chief Financial Officer

  32.1    Certification of Chief Executive Officer pursuant to U.S.C. Section
            1350

  32.2    Certification of Chief Financial Officer pursuant to U.S.C. Section
            1350


                  (b)     Reports on Form 8-K

                                  None

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of May 2004.

                                          CVD EQUIPMENT CORPORATION

                                          By: /s/ Leonard A. Rosenbaum
                                               Leonard A. Rosenbaum
                                             Chief Executive Officer
                                            (Principal Executive Officer)

                                          By: /s/ Glen R. Charles
                                               Glen R. Charles
                                             Chief Financial Officer
                                            (Principal Financial and
                                               Accounting Officer)

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                          DESCRIPTION
  --------        ---------------------------------------------------
    31.1          Certification of Chief Executive Officer *

    31.2          Certification of Chief Financial Officer *

    32.1          Certification of Chief Executive Officer
                     pursuant to U.S.C. Section 1350 *

    32.2          Certification of Chief Financial Officer
                     pursuant to U.S.C. Section 1350 *

       * Filed herewith

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

    2. Based upon my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

    3. Based upon my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
       b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and
       c. Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrants' board of directors (or persons performing the equivalent functions):

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

    6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Dated: May 14, 2004

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

    2. Based upon my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

    3. Based upon my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
       b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and
       c. Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of the registrants' board of directors (or persons performing the equivalent functions):

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

    6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Dated: May 14, 2004

     /s/ Glen R. Charles
     ----------------------------------------
     Chief Financial Officer

                                                              Exhibit 32.1

                  Certification of Principal Executive Officer
                        Pursuant to U.S.C. Section 1350
        As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                      2002



  I, Leonard A. Rosenbaum, President and Chief Executive Officer of CVD Equipment Corporation, hereby certifies, to my knowledge, that the quarterly report on Form 10-QSB for the period ending March 31, 2004 of CVD Equipment Corporation (the "Form 10-QSB") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.


  Dated: May 14, 2004     /s/   Leonard A. Rosenbaum
                                  Leonard A. Rosenbaum
                                  Chief Executive Officer
                                  (Principal Executive Officer)

                                                              Exhibit 32.2

                  Certification of Principal Financial Officer
                        Pursuant to U.S.C. Section 1350
        As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                      2002



  I, Glen R. Charles, Chief Financial Officer of CVD Equipment Corporation, hereby certifies, to my knowledge, that the quarterly report on Form 10-QSB for the period ending March 31, 2004 of CVD Equipment Corporation (the "Form 10-QSB") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.


  Dated: May 14, 2004     /s/   Glen R. Charles
                                  Glen R. Charles
                                  Chief Financial Officer
                                  (Principal Financial Officer)