Form 10QSB
period 2004-06-30
CVD EQUIPMENT CORP
filed 2004-08-16
CIK 766792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  FORM 10-QSB

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended               Commission File Number
  June 30, 2004                                     1-16525

                         CVD EQUIPMENT CORPORATION
            (Exact name of registrant as specified in its charter)

        New York                                        11-2621692
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

                              Yes          No  X

  As of August 13, 2004 3,039,100 shares of the issuer's common stock, par value $.01, were outstanding.


  CVD EQUIPMENT CORPORATION AND SUBSIDIARY

  Index

  Part I - Financial Information

     Item 1 - Financial Statements (Unaudited)


     Consolidated Balance Sheets at June 30, 2004 (Unaudited) and
        December 31, 2003                                                  2

     Comparative Consolidated Statements of Operations (Unaudited) for
        the three and six months ended June 30, 2004 and 2003              3

     Comparative Consolidated Statements of Cash Flows (Unaudited) for
        the six months ended June 30, 2004 and 2003                        4

     Notes to Unaudited Consolidated Financial Statements                  5

     Item 2 - Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          10

     Item 3 - Controls and Procedures                                      13

  Part II - Other Information                                              14

          Item 1 - Legal Proceedings                                       14
          Item 2 - Changes in Securities and Use of Proceeds               14
          Item 3 - Defaults Upon Senior Securities                         14
          Item 4 - Submission of Matters to a Vote of Security Holders     14
          Item 5 - Other Information                                       14
          Item 6 - Exhibits and Reports Filed on Form 8-K                  14

  Signatures                                                               15
  Exhibit Index                                                            16
  Certification of Chief Executive Officer                                 17
  Certification of Chief Financial Officer                                 18
  Certification of Chief Executive Officer pursuant to
     U.S.C. Section 1350                                                   19
  Certification of Chief Financial Officer pursuant to
     U.S.C. Section 1350                                                   20

                         PART 1 - FINANCIAL INFORMATION
                         Item 1 - Financial Statements

                   CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
                          Consolidated Balance Sheets

                                                                               June 30, 2004
                                                                                (Unaudited)         December 31, 2003
                                                                             -----------------      -----------------
  ASSETS
  Current Assets:
    Cash and cash equivalents                                                $       555,958        $       321,490
    Accounts receivable, net                                                         907,838              1,819,744
    Cost  in excess of billings on uncompleted contracts                             541,437                575,734
    Inventories                                                                    1,818,841              1,425,851
    Other current assets                                                             117,470                 74,247

                                                                             -----------------      -----------------
    Total current assets                                                           3,941,544              4,217,066

  Property, plant and equipment, net                                               5,275,507              5,400,032
  Deferred income taxes                                                              440,362                440,362
  Other assets                                                                       240,993                144,458
  Intangible assets, net                                                             116,463                122,977
                                                                             -----------------      -----------------
                                                                             $    10,014,869        $    10,324,895
                                                                             =================      =================


  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Current maturities of long-term debt                                     $       207,806        $       177,381
    Short-term notes payable                                                            -                      -
    Accounts payable                                                                 549,485                520,525
    Accrued expenses                                                                 726,347                488,011
    Billings in excess of costs on uncompleted contracts                                -                   174,068
                                                                             -----------------      -----------------
    Total current liabilities                                                      1,483,638              1,359,985

  Long-term debt, net of current portion                                           3,237,440              3,336,400
                                                                             -----------------      -----------------
    Total liabilities                                                              4,721,078              4,696,385
                                                                             -----------------      -----------------
  Commitments and contingencies                                                         -                      -

  Stockholders' Equity
    Common stock, par value  $.01 per share, authorized10,000,000 shares;
    issued and outstanding, 3,039,100 shares                                          30,391                 30,391
    Additional paid-in capital                                                     2,902,149              2,902,149
    Retained earnings                                                              2,361,251              2,695,970
                                                                             -----------------      -----------------
                                                                                   5,293,791              5,628,510
                                                                             -----------------      -----------------
                                                                             $    10,014,869        $    10,324,895
                                                                             =================      =================


                   See notes to the consolidated financial statements.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                          Three Months Ended June 30            Six Months Ended June 30
                                                            2004              2003               2004              2003
                                                       ---------------   ---------------    ---------------   ---------------
  Revenue:
    Revenue on completed contracts                     $    1,695,323    $    1,440,743     $    3,531,257    $    3,971,524
    Revenue on uncompleted contracts                           31,275           583,711            387,276         1,680,067
                                                       ---------------   ---------------    ---------------   ---------------
                                                            1,726,598         2,024,454          3,918,533         5,651,591
                                                       ---------------   ---------------    ---------------   ---------------
  Costs of Revenue
    Cost on completed contracts                             1,158,334         1,351,679          2,508,821         3,482,469
    Cost on uncompleted contracts                              12,732           518,600            264,310         1,042,095
                                                       ---------------   ---------------    ---------------   ---------------
                                                            1,171,066         1,870,279          2,773,131         4,524,564
                                                       ---------------   ---------------    ---------------   ---------------

  Gross profit                                                555,532           154,175          1,145,402         1,127,027
                                                       ---------------   ---------------    ---------------   ---------------

  Operating expenses
    Selling and shipping                                      164,715            71,922            309,693           425,915
    General and administrative                                587,255           545,915          1,068,687         1,126,413
                                                       ---------------   ---------------    ---------------   ---------------
  Total operating expenses                                    751,970           617,837          1,378,380         1,552,328

  Operating loss                                             (196,438)         (463,662)          (232,978)         (425,301)
                                                       ---------------   ---------------    ---------------   ---------------

  Other income (expense)
    Interest income                                               236               110                345               234
    Interest expense                                          (53,999)          (60,793)          (110,866)         (123,762)
    Other income                                                7,885           195,954              9,900           263,930
                                                       ---------------   ---------------    ---------------   ---------------
  Total other (expense) income                                (45,878)          135,271           (100,621)          140,402

  Loss before income taxes                                   (242,316)         (328,391)          (333,599)         (284,899)

  Income tax provision                                           (800)           15,170             (1,120)              -
                                                       ---------------   ---------------    ---------------   ---------------

  Net loss                                             $     (243,116)   $     (313,221)    $     (334,719)    $    (284,899)
                                                       ===============   ===============    ===============   ===============

  Basic loss per common share                          $        (0.08)   $        (0.10)             (0.11)            (0.09)
                                                       ===============   ===============    ===============   ===============

  Diluted loss per common share                        $        (0.08)   $        (0.10)             (0.11)            (0.09)
                                                       ===============   ===============    ===============   ===============

  Weighted average common shares outstanding
    basic loss per share                                    3,039,100         3,039,100          3,039,100         3,039,100

  Effect of potential common share issuance:
    Stock options                                                -                 -                  -                 -
                                                       ---------------   ---------------    ---------------   ---------------

  Weighted average common shares outstanding
    diluted loss per share                                  3,039,100         3,039,100          3,039,100         3,039,100
                                                       ===============   ===============    ===============   ===============


                See notes to the consolidated financial statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                     Six Months Ended June 30
                                                                                   2004                   2003
                                                                             -----------------      -----------------
  Cash flows from operating activities
    Net loss                                                                 $      (334,719)       $      (284,899)
    Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                    178,518                180,150
    Bad debt provision                                                                (3,691)                 1,358
   Changes in operating assets and liabilities:
    Accounts receivable                                                              915,597                158,050
    Cost in excess of billings on uncompleted contracts                               34,297               (359,762)
    Inventory                                                                       (392,990)               505,638
    Other current assets                                                             (43,223)               (17,924)
    Other assets                                                                    (121,005)               (48,799)
     Accounts payable                                                                 28,960                219,981
     Accrued expenses                                                                238,336               (140,976)
     Billing in excess of costs on uncompleted contracts                            (174,068)              (146,387)

                                                                             -----------------      -----------------
  Net cash provided by operating activities                                          326,012                 66,430
                                                                             -----------------      -----------------

  Cash flows from investing activities:
       Capital expenditures                                                          (23,009)               (49,029)

                                                                             -----------------      -----------------
  Net cash used in investing activities                                              (23,009)               (49,029)
                                                                             -----------------      -----------------

  Cash flows from financing activities:
       Proceeds from short-term borrowings                                           575,000                315,000
       Payments of short-term borrowings                                            (575,000)              (315,000)
       Proceeds from long-term debt                                                   26,460                    -
       Payments of long-term debt                                                    (94,995)               (87,182)

                                                                             -----------------      -----------------
  Net cash used in financing activities                                              (68,535)               (87,182)
                                                                             -----------------      -----------------

  Net increase (decrease) in cash and cash equivalents                               234,468                (69,781)

  Cash and cash equivalents at beginning of period                                   321,490                323,537
                                                                             -----------------      -----------------

  Cash and cash equivalents at end of period                                 $       555,958        $       253,756
                                                                             =================      =================


                  See notes to consolidated financial statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)


  NOTE 1: BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included and all such adjustments are of a normal recurring nature. The operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

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

  NOTE 3:   UNCOMPLETED CONTRACTS

  Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

                                                      June 30, 2004       December 31, 2003
                                                    -----------------     -----------------
  Costs incurred on uncompleted contracts           $       264,310       $       303,772
  Estimated earnings                                        864,527               951,894
                                                    -----------------     -----------------
                                                          1,128,837             1,255,666
  Billings to date                                         (587,400)             (854,000)
                                                    -----------------     -----------------
                                                    $       541,437       $       401,666
                                                    -----------------     -----------------
  Included in accompanying balance sheets
    Under the following captions:

     Costs and estimated earnings in excess
       of billings on uncompleted contracts         $       541,437       $       575,734
    Billings in excess of costs and estimate
       earnings on uncompleted contracts                          0              (174,068)
                                                    -----------------     -----------------
                                                    $       541,437       $       401,666
                                                    -----------------     -----------------

                                       7

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  NOTE 4:   INVENTORY

  Inventories consist of the following:

                                                      June 30, 2004       December 31, 2003
                                                    -----------------     -----------------
  Raw materials                                     $     1,088,519       $       777,893
  Work-in-process                                           363,523               108,350
  Finished goods                                            366,799               539,608

                                                    $     1,818,841       $     1,425,851

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


  NOTE 6:   SHORT TERM BORROWINGS

                                                      June 30, 2004       December 31, 2003
                                                    -----------------     -----------------
                                                            $0                    $0

  The Company has a line of credit with a bank permitting the Company to borrow up to $1,000,000 which will be subject to renewal on June 1, 2005. Interest is payable on any unpaid principal balance at the bank's prime rate plus _ of 1%. Borrowings are collateralized by the Company's assets


  NOTE 7:   OTHER INCOME
  Other income for the three and six months ended June 30, 2003 consists primarily of cash received on the collection of accounts receivable exceeding the amount booked as part of the purchase of assets of Conceptronic's Inc. Surface Mount Technology (SMT) business.

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

                                                               Six Months Ended June 30
                                                                2004              2003
                                                           ---------------   ---------------
  Net loss as reported                                     $    (334,719)    $    (284,899)

  Add: Stock-based employee
  compensation expense included in
  reported net income, net of
  related tax effects                                               -                 -

  Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects                         (37,249)          (14,839)

  Pro forma net income (loss)                              $    (371,968)    $    (299,738)
                                                           ---------------   ---------------


  (Loss) earnings per share:
          Basic-as reported                                $       (0.11)    $       (0.09)
                                                           ---------------   ---------------
          Basic-pro forma                                  $       (0.12)    $       (0.10)
                                                           ---------------   ---------------

          Diluted-as reported                              $       (0.11)    $       (0.09)
                                                           ---------------   ---------------
          Diluted-pro forma                                $       (0.12)    $       (0.10)
                                                           ---------------   ---------------

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

  Results of Operations

  Revenue for the three month period ended June 30, 2004 was $1,726,598 compared to $2,024,454 for the three month period ended June 30, 2003, a decrease of approximately $298,000 or 14.7%. The overall softness in the economy has caused some existing and potential customers to either reduce or delay their capital expenditures which has negatively impacted the revenue generated from the manufacture of CVD and SDC equipment gas and chemical delivery systems. The Company has utilized this "slow" time to redesign and re-engineer some Conceptronic and Research International product lines into more cost effective and efficient systems enabling us to implement our marketing strategy to sell these products.

  Revenue for the six months ended June 30, 2004 was $3,918,533 a decrease of $1,733,058 or 30.7% compared to the $5,651,591 of revenue achieved in the six month period ended June 30, 2003. The Company's relocation of its corporate headquarters during the quarter ended

  December 31, 2002 resulted in a slowdown in productivity. Products that would have been completed and shipped prior to December 31, 2002 were completed and shipped during the first three months of 2003 resulting in higher revenues for that six month period.

  The Company's gross profit increased to $555,532 during the three months ended June 30, 2004, an increase of approximately $401,000 or 260.3% compared to the three months ended June 30, 2003. Additionally, the gross profit margin increased from 7.6% in the three month period ended June 30, 2003 to 32.2% in the current three month period. This increase is attributable to two factors: The gross margin for three months ended June 30, 2003 was lower than normal as a result of the high costs associated with products sold through the Conceptronic division which had recently been acquired. Over the subsequent twelve months, by assimilating Conceptronic into the Company's mainstream we were able to reduce these costs. The second factor is attributable to the engineering and design modifications the Company has been able to make to the product line.

  Gross profits and gross profit margin for the six months ended June 30, 2004 increased by $18,375 and 9.3% respectively, compared to the six months ended June 30, 2003. Both of these increases are attributable to the same reasons as mentioned above for the three month period, cost reductions and engineering and design modifications. As a result the gross profit margin increased to approximately 29.2% compared to 19.9% for the same period one year ago, despite lower overall revenues for the period.

  For the six months ended June 30, 2004, the Company's selling and shipping expenses were $309,693 which represents a decrease of approximately $116,000 or 27.3% compared to the approximately $426,000 incurred during the six months ended June 30, 2003. This is primarily a result of the reduction in the Company's sales force and the increased reliability placed on distributors in addition to the lower sales volume.

  The Company incurred approximately $587,000 of general and administrative expenses during the quarter ended June 30, 2004, an increase of 7.6% or $41,000 compared to the $546,000 of general and administrative expenses incurred in the quarter ended June 30, 2003. This is a result of increases in various expenses such as real estate taxes and employee benefits during the current quarter.

  General and administrative expenses for the six months ended June 30, 2004 were $1,068,687, representing a 5.1% decrease compared to approximately $1,126,000 for the six months ended June 30, 2003. This is primarily attributable to the higher than normal costs during the six months ended June 30, 2003 prior to the assimilation of Conceptronic into the Company mainstream.

  Interest expense for the three and six months ended June 30, 2004 decreased to approximately $54,000 and $111,000 respectively compared to approximately $61,000 and $124,000 for the three and six months ended June 30, 2003, a reduction of 11.2% and 10.4% respectively, as a result of reduced borrowing by the Company on its short-term revolving credit line.

  Other income decreased by approximately $188,000 and $254,000 for the three and six months ended June 30, 2004 compared to the same respective periods one year earlier. During the three month period ended June 30, 2003 the Company collected approximately $150,000 as an insurance reimbursement for legal fees and $42,000 in collections of accounts receivable in excess of the $369,000 recorded as part of the purchase of the assets of Conceptronic's Inc. Surface Mount Technology (SMT) business. During the six months ended June 30, 2003 the Company collected $106,000 of accounts receivable in excess of the amount recorded as part of the purchase of the assets of Conceptronic's Inc. Surface Mount Technology (SMT) business in addition to the $150,000 received as an insurance reimbursement. The Company did not receive any income from those sources during the current three and six month period.

  Liquidity and Capital Resources

  As of June 30, 2004, the Company had an aggregate working capital of approximately $2,458,000 compared to an aggregate working capital of $2,857,000 at December 31, 2003 and had available cash and cash equivalents of $555,958 compared to $321,490 at December 31, 2003. The increase in cash is attributable to the daily operating activities.

  Accounts receivable as of June 30, 2004 was $907,838 compared to $1,819,744 as of December 31, 2003. This decrease is attributable to timing of customer payments and reduced billings.

  As of June 30, 2004 the Company's backlog increased to approximately $2,683,000 from the approximately $1,738,000 at December 31, 2003. During the latter part of the period ended June 30, 2004, the Company had completed some of the enhancements to the Conceptronic product line and thus began increasing its marketing efforts in that area. This has contributed to the increased backlog as of June 30, 2004. The timing for completion of the backlog varies depending on the product mix, however, there is generally a one to six month lag in the completion and shipping of backlogged product.

  On June 1, 2004, the Company and its bank renewed its one year line of credit facility which permits the Company to borrow up to $1,000,000. Interest is payable on any unpaid principal balance at the bank's prime rate plus _ of 1%. As of June 30, 2004, there was no outstanding balance on this facility. Borrowings are collateralized by the Company's assets.

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

  Changes in Internal Controls

  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

  31.1      Certification of Chief Executive Officer

  31.2      Certification of Chief Financial Officer

  32.1      Certification of Chief Executive Officer pursuant to U.S.C.
            Section 1350

  32.2      Certification of Chief Financial Officer pursuant to U.S.C.
            Section 1350


                  (b)     Reports on Form 8-K
                           None

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of August 2004.

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

       2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

       3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

            a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
            b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
            c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

       5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrants' board of directors (or persons performing the equivalent functions):

            a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


    Dated: August 16, 2004

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

       2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

       3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

            a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
            b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
            c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

       5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrants' board of directors (or persons performing the equivalent functions):

            a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
            b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


    Dated: August 16, 2004

     /s/ Glen R. Charles
     ----------------------------------------
     Chief Financial Officer

                                                                Exhibit 32.1

                  Certification of Principal Executive Officer
                        Pursuant to U.S.C. Section 1350
        As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                      2002



  I, Leonard A. Rosenbaum, President and Chief Executive Officer of CVD Equipment Corporation, hereby certify, to my knowledge, that the quarterly report on Form 10-QSB for the period ending March 31, 2004 of CVD Equipment Corporation (the "Form 10-QSB") fully complies with the requirements of
  Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.


  Dated: August 16, 2004      /s/   Leonard A. Rosenbaum
                                         Leonard A. Rosenbaum
                                 Chief Executive Officer
                                         (Principal Executive Officer)

                                                                Exhibit 32.2

                  Certification of Principal Financial Officer
                        Pursuant to U.S.C. Section 1350
        As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                      2002



  I, Glen R. Charles, Chief Financial Officer of CVD Equipment Corporation, hereby certify, to my knowledge, that the quarterly report on Form 10-QSB for the period ending March 31, 2004 of CVD Equipment Corporation (the "Form 10-QSB") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.


  Dated: August 16, 2004  /s/ Glen R. Charles
                          Glen R. Charles
                          Chief Financial Officer
                          (Principal Financial Officer)