Form 10QSB
period 2004-09-30
CVD EQUIPMENT CORP
filed 2004-11-15
CIK 766792

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  FORM 10-QSB

  [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended              Commission File Number 1-16525
  September 30, 2004


                           CVD EQUIPMENT CORPORATION
             (Exact name of registrant as specified in its charter)

             New York                                    11-2621692
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

  Yes           No  X

  As of November 12, 2004 3,039,100 shares of the issuer's common stock, par value $.01, were outstanding.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY

                                     Index


  Part I - Financial Information

  Item 1 - Financial Statements

     Condensed Consolidated Balance Sheets at September 30, 2004
        (Unaudited) and December 31, 2003
                                                                           2
     Condensed Consolidated Statements of Operations (Unaudited)
        for the three and nine months ended September 30, 2004 and 2003
                                                                           3
     Condensed Consolidated Statements of Cash Flows (Unaudited)
        for the nine months ended September 30, 2004 and 2003
                                                                           4
     Notes to Condensed Consolidated Financial Statements
                                                                           5
  Item 2 - Management's Discussion and Analysis of Financial
     Condition and Results of Operations
                                                                           10
  Item 3 - Controls and Procedures
                                                                           14
  Part II - Other Information
                                                                           15
     Item 1 - Legal Proceedings
                                                                           15
     Item 2 - Changes in Securities and Use of Proceeds
                                                                           15
     Item 3 - Defaults Upon Senior Securities
                                                                           15
     Item 4 - Submission of Matters to a Vote of Security Holders
                                                                           15
     Item 5 - Other Information
                                                                           16
     Item 6 - Exhibits and Reports Filed on Form 8-K
                                                                           16
  Signatures
                                                                           17
  Exhibit Index
                                                                           18
  Certification of Chief Executive Officer
                                                                           19
  Certification of Chief Financial Officer
                                                                           20
  Certification of Chief Executive Officer pursuant to U.S.C.
     Section 1350
                                                                           21
  Certification of Chief Financial Officer pursuant to U.S.C.
     Section 1350
                                                                           22

                         PART 1 - FINANCIAL INFORMATION
                         Item 1 - Financial Statements

                   CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
                     Condensed Consolidated Balance Sheets

                                                                  September 30,2004
                                                                    (Unaudited)          December 31, 2003
                                                                  -----------------      -----------------
  ASSETS
  Current Assets:
    Cash and cash equivalents                                     $       396,945        $        321,490
    Accounts receivable, net                                            1,096,843               1,819,744
    Cost  in excess of billings on uncompleted contracts                    ---                   575,734
    Inventories                                                         2,391,691               1,425,851
    Other current assets                                                  111,446                  74,247

                                                                  -----------------      -----------------
   Total current assets                                                 3,996,925               4,217,066

  Property, plant and equipment, net                                    5,215,742               5,400,032
  Deferred income taxes                                                   440,362                 440,362
  Other assets                                                            300,051                 144,458
  Intangible assets, net                                                  112,913                 122,977

                                                                  -----------------      -----------------
                                                                  $    10,065,993        $     10,324,895
                                                                  =================      =================

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Current maturities of long-term debt                          $       210,900        $        177,381
    Short-term notes payable                                              300,000                    ---
    Accounts payable                                                      513,366                 520,525
    Accrued expenses                                                      895,202                 488,011
    Billings in excess of costs on uncompleted contracts                    ---                   174,068
                                                                  -----------------      -----------------
    Total current liabilities                                           1,919,468               1,359,985

  Long-term debt, net of current portion                                3,183,539               3,336,400
                                                                  -----------------      -----------------
    Total liabilities                                                   5,103,007               4,696,385
                                                                  -----------------      -----------------

  Commitments and contingencies                                             ---                     ---

  Stockholders' Equity
    Common stock, par value  $.01 per share, authorized 10,000,000 shares;
    issued and outstanding, 3,039,100 shares                               30,391                  30,391
    Additional paid-in capital                                          2,902,149               2,902,149
    Retained earnings                                                   2,030,446               2,695,970
                                                                  -----------------      -----------------
                                                                        4,962,986               5,628,510
                                                                  -----------------      -----------------
                                                                  $    10,065,993        $     10,324,895
                                                                  =================      =================


                   See notes to the consolidated financial statements.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                       Three Months Ended                     Nine Months Ended
                                                         September 30                            September 30
                                                    2004                2003                2004                 2003
                                              ---------------     ---------------     ---------------     ----------------
  Revenue:
    Revenue on completed contracts            $     2,016,591     $     1,818,249     $     5,547,848     $      5,789,773
    Revenue on uncompleted contracts                 (387,276)            274,554               ---              1,954,621
                                              ---------------     ---------------     ---------------     ----------------
                                                    1,629,315           2,092,803           5,547,848            7,744,394
                                              ---------------     ---------------     ---------------     ----------------
  Costs of Revenue
    Cost on completed contracts                     1,421,722           1,187,164           3,930,543            4,669,633
    Cost on uncompleted contracts                    (264,310)            187,522               ---              1,229,617
                                              ---------------     ---------------     ---------------     ----------------
                                                    1,157,412           1,374,686           3,930,543            5,899,250
                                              ---------------     ---------------     ---------------     ----------------

  Gross profit                                        471,903             718,117           1,617,305            1,845,144
                                              ---------------     ---------------     ---------------     ----------------

  Operating expenses
    Selling and shipping                              179,425             163,339             489,118              589,254
    General and administrative                        578,733             620,529           1,647,420            1,746,942
                                              ---------------     ---------------     ---------------     ----------------
  Total operating expenses                            758,158             783,868           2,136,538            2,336,196

  Operating loss                                     (286,255)            (65,751)           (519,233)            (491,052)
                                              ---------------     ---------------     ---------------     ----------------

  Other income (expense)
    Interest income                                       173                 661                 518                  895
    Interest expense                                  (53,768)            (59,889)           (164,634)            (183,651)
    Other income                                       11,181              14,655              21,081              278,585
                                              ---------------     ---------------     ---------------     ----------------
  Total other (expense) income                        (42,414)            (44,573)           (143,035)              95,829

  Loss before income taxes                           (328,669)           (110,324)           (662,268)            (395,223)

  Income tax (provision) benefit                       (2,136)              1,853              (3,256)               1,853
                                              ---------------     ---------------     ---------------     ----------------

  Net loss                                    $      (330,805)    $      (108,471)    $      (665,524)    $       (393,370)
                                              ================    ================    ================    =================

  Basic loss per common share                 $         (0.11)    $         (0.04)              (0.22)               (0.13)
                                              ================    ================    ================    =================

  Diluted loss per common share               $         (0.11)    $         (0.04)              (0.22)               (0.13)
                                              ================    ================    ================    =================

  Weighted average common shares outstanding
      basic loss per share                          3,039,100           3,039,100           3,039,100            3,039,100

  Effect of potential common share issuance:
      Stock options                                     ---                 ---                 ---                  ---
                                              ---------------     ---------------     ---------------     ----------------

  Weighted average common shares outstanding
      diluted loss per share                        3,039,100           3,039,100           3,039,100            3,039,100
                                              ================    ================    ================    =================

                See notes to the condensed consolidated financial statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                              Nine Months Ended
                                                                                                 September 30
                                                                                           2004                   2003
                                                                                    -----------------      -----------------
  Cash flows from operating activities
    Net loss                                                                        $      (665,524)       $       (393,370)
    Adjustments to reconcile net loss to net cash used in operating activities:
    Deferred tax provision                                                                     -                     63,908
    Depreciation and amortization                                                           267,425                 270,696
    Bad debt provision                                                                       (5,427)                  9,282
    Changes in operating assets and liabilities:
    Accounts receivable                                                                     728,329                (181,804)
    Cost in excess of billings on uncompleted contracts                                     575,734                (408,988)
    Inventory                                                                              (965,840)                456,538
    Other current assets                                                                    (37,199)                104,846
    Other assets                                                                           (192,013)                (49,700)
     Accounts payable                                                                        (7,159)               (181,692)
     Accrued expenses                                                                       407,191                 246,468
     Billing in excess of costs on uncompleted contracts                                   (174,068)                (13,066)

                                                                                    -----------------      -----------------
  Net cash used in operating activities                                                     (68,551)                (76,882)
                                                                                    -----------------      -----------------

  Cash flows from investing activities:
       Capital expenditures                                                                 (36,651)                (56,205)

                                                                                    -----------------      -----------------
  Net cash used in investing activities                                                     (36,651)                (56,205)
                                                                                    -----------------      -----------------

  Cash flows from financing activities:
    Proceeds from short-term borrowings                                                     875,000                 876,000
    Payments of short-term borrowings                                                      (575,000)               (690,000)
    Proceeds from long-term debt                                                             26,460                     -
    Payments of long-term debt                                                             (145,803)               (131,802)

                                                                                    -----------------      -----------------
  Net cash provided by financing activities                                                 180,657                  54,198
                                                                                    -----------------      -----------------

  Net increase (decrease) in cash and cash equivalents                                       75,455                 (78,889)

  Cash and cash equivalents at beginning of period                                          321,490                 323,537
                                                                                    -----------------      -----------------
  Cash and cash equivalents at end of period                                        $       396,945           $     244,648
                                                                                    =================      =================

             See notes to condensed consolidated financial statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 1:     BASIS OF PRESENTATION

  The accompanying condensed consolidated financial statements include the accounts of CVD Equipment Corporation and its subsidiary ("the Company"). All intercompany balances and transactions have been eliminated in consolidation.

  These unaudited, condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the fiscal the year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

  NOTE 2:

  The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the December 31, 2003 Form 10-KSB.

  Revenue Recognition: The Company recognizes revenues and income using the percentage-of-completion method for complex major products while revenues from other products are recorded when such products are accepted and shipped. Profits on contracts for complex major products are recorded on the basis of the Company's estimates of the percentage-of-completion of individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Under this method, revenues are recognized based on costs incurred to date compared with total estimated costs.

  The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

  The liability, "Billings in excess of costs on uncompleted contracts" represents amounts billed in excess of revenues earned.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 3:     UNCOMPLETED CONTRACTS

  Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

                                                     September 30, 2004       December 31, 2003
                                                    --------------------     --------------------
  Costs incurred on uncompleted contracts            $        0               $       303,772
  Estimated earnings                                          0                       951,894
                                                    --------------------     --------------------
                                                              0                     1,255,666
  Billings to date                                            0                      (854,000)
                                                    --------------------     --------------------
                                                     $        0               $       401,666
                                                    --------------------     --------------------
  Included in accompanying balance sheets
    Under the following captions:

      Costs and estimated earnings in excess
          of billings on uncompleted contracts       $        0               $       575,734
      Billings in excess of costs and estimate
          earnings on uncompleted contracts                   0                      (174,068)
                                                    --------------------     --------------------
                                                     $        0               $       401,666
                                                    --------------------     --------------------

  At September 30, 2004 there were no jobs uncompleted under the percentage of completion method of accounting.

  NOTE 4:        INVENTORY

  Inventories consist of the following:

                                                     September 30, 2004       December 31, 2003
                                                    --------------------     --------------------
  Raw materials                                      $     1,016,256          $       777,893
  Work-in-process                                            995,123                  108,350
  Finished goods                                             380,312                  539,608
                                                    --------------------     --------------------

                                                     $     2,391,691          $     1,425,851
                                                    --------------------     --------------------

  The Company has increased its inventory in anticipation of the production requirements needed to complete the Company's backlog as of September 30, 2004.
                                       6

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

  NOTE 6: SHORT TERM BORROWINGS

                                                     September 30, 2004       December 31, 2003
                                                    --------------------     --------------------
                                                           $300,000                     $0

  The Company has a line of credit with a bank permitting the Company to borrow up to $1,000,000 which will be subject to renewal on June 1, 2005. Interest is payable on any unpaid principal balance at the bank's prime rate plus 3/4 of 1%. Borrowings are collateralized by the Company's assets

  NOTE 7: OTHER INCOME

  Other income for the three and nine months ended September 30, 2003 consists primarily of cash received on the collection of accounts receivable exceeding the amount booked as part of the purchase of assets of Conceptronic's Inc. Surface Mount Technology (SMT) business.

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

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 8: STOCK OPTION PLANS (continued)

                                                           Nine months ended September 30,
                                                            2004                     2003
                                                    --------------------     --------------------
  Net loss as reported                               $      (665,524)         $      (393,370)

  Add: Stock-based employee
  compensation expense included in
  reported net income, net of
  related tax effects                                          ---                      ---

  Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects                     (72,532)                 (14,839)
                                                    --------------------     --------------------

  Pro forma net loss                                 $      (738,056)         $      (408,209)
                                                    --------------------     --------------------


  Loss per share:
         Basic-as reported                                $   (0.22)               $   (0.13)
                                                    --------------------     --------------------
         Basic-pro forma                                  $   (0.24)               $   (0.13)
                                                    --------------------     --------------------

         Diluted-as reported                              $   (0.22)               $   (0.13)
                                                    --------------------     --------------------
         Diluted-pro forma                                $   (0.24)               $   (0.13)
                                                    --------------------     --------------------

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  NOTE 9: New Authoritative Pronouncements

  In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to adopt the provision of FIN 46 for variable interest entities created after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the FASB issued Interpretation No. 46(R) ("FIN 46R") which revised certain provisions of FIN 46. Publicly reporting entities that are small business issuers must apply FIN 46R to all entities subject to FIN 46R no later than the end of the first reporting period that ends after December 15, 2004 (as of December 31, 2004, for a calendar year enterprise). The effective date includes those entities to which FIN 46 had previously been applied. However, prior to the application of FIN 46R, a public entity that is a small business issuer shall apply FIN 46 or FIN 46R to those entities that are considered special-purpose entities no later than as of the end of the first reporting period that ends after December 15, 2003 (as of December 31, 2003 for a calendar year enterprise). The Company does not expect the adoption of FIN 46 or FIN 46R to have a material effect on its consolidated financial position or results of operations.

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

  Results of Operations

  Revenue for the three month period ended September 30, 2004 was $1,629,315 compared to $2,092,803 for the three month period ended September 30, 2003, a decrease of approximately $463,000 or 22.1%. The Company is still experiencing the effects of an overall softness in the economy which has caused some existing and potential customers to either reduce or delay their capital expenditures which has negatively impacted the revenue generated from the manufacture of CVD and SDC equipment gas and chemical delivery systems. However, as reflected in the Company's backlog of $4,423,000 at September 30, 2004 which consists of all outstanding accepted purchase orders, and represents an increase of approximately $2,300,000 or 108.5% over the backlog at September 30, 2003, we have experienced an increase in orders during the current three month period. Although some re-engineering continues on the Conceptronic and Research International product lines, the Conceptronic division has experienced an increase in revenues during the current three month period.

  Revenue for the nine months ended September 30, 2004 was $5,547,848, a decrease of $2,196,546 or 28.4% compared to the $7,744,394 of revenue achieved in the nine month period ended September 30, 2003. This decrease can be attributed to higher revenues for the nine month period ending September 30, 2003 as a result of the Company's relocation of its corporate headquarters during the quarter ended December 31, 2002 which resulted in a slowdown in productivity. Products that would have been completed and shipped prior to December 31, 2002 were completed and shipped during the first three months of 2003 resulting in higher revenues for that nine month period. Additionally, revenues for the current nine month period ended September 30, 2004 have been adversely affected as a result of an overall softness in the economy which has caused some existing and potential customers to either reduce or delay their capital expenditures which has negatively impacted the revenue generated from the manufacture of CVD and SDC equipment gas and chemical delivery systems. The Company has also utilized this "slow" time to redesign and re-engineer some Conceptronic and Research International product lines into more cost effective and efficient systems enabling us to implement our marketing strategy to sell these products.

  The Company's gross profit decreased by approximately $246,000 to $471,903 during the three months ended September 30, 2004 compared to the three months ended September 30, 2003.The gross profit margin decreased from 34.3% for the three month period ended September 30, 2003 to 29.0% for the current three month period. This decrease in the gross profit margin is attributable to a certain minimum level of fixed costs that the Company needs to maintain.

  The Company's gross profit decreased by $227,839 during the nine month period ended September 30, 2004 compared to the nine month period ended September 30, 2003, however the gross profit margin for the current nine month period was 29.2% compared to a gross profit margin of 23.8% for the same period one year ago. This increase in the gross profit margin is a result of the engineering and design modifications the Company has been able to make to the product line as well as cost reductions achieved by assimilating the Conceptronic division into the Company's mainstream.

  For the nine months ended September 30, 2004, the Company's selling and shipping expenses were approximately $489,000 which represents a decrease of approximately $100,000 or 17.0% compared to the approximately $589,000 incurred during the nine months ended September 30, 2003. This is primarily a result of the reduction in the Company's sales force and the increased reliability placed on distributors in addition to the lower sales volume.

  The Company incurred approximately $579,000 of general and administrative expenses during the quarter ended September 30, 2004, a decrease of 6.7% or approximately $42,000 compared to the approximately $621,000 of general and administrative expenses incurred in the quarter ended September 30, 2003. This decrease is primarily the result of the elimination of building rent expense of approximately $42,000 associated with the Company's former headquarters.

  General and administrative expenses for the nine months ended September 30, 2004 were $1,647,420, representing a 5.7% decrease compared to approximately $1,747,000 for the nine months ended September 30, 2003. This decrease is primarily attributable to the higher than normal costs incurred during the nine months ended September 30, 2003 prior to the assimilation of Conceptronic into the Company mainstream.

  Interest expense for the three and nine months ended September 30, 2004 decreased to approximately $54,000 and $165,000 respectively compared to approximately $60,000 and $184,000 for the three and nine months ended September 30, 2003, a reduction of 10.2% and 10.4% respectively, as a result of reduced borrowing by the Company on its short-term revolving credit line.

  Other income decreased by approximately $10,000 and $258,000 for the three and nine months ended September 30, 2004 compared to the same respective periods one year earlier. During the nine month period ended September 30, 2003 the Company collected approximately $150,000 as an insurance reimbursement for legal fees, $42,000 in collections of accounts receivable in excess of the $369,000 recorded as part of the purchase of the assets of Conceptronic's Inc. Surface Mount Technology (SMT) business and $106,000 of accounts receivable in excess of the amount recorded as part of the purchase of the assets of Conceptronic's Inc. Surface Mount Technology (SMT) business. The Company did not receive any income from those sources during the current three and nine month period.

  Liquidity and Capital Resources

  As of September 30, 2004, the Company had an aggregate working capital of approximately $2,077,000 compared to an aggregate working capital of $2,857,000 at December 31, 2003 and had available cash and cash equivalents of $396,945 compared to $321,490 at December 31, 2003. The increase in cash is attributable to the utilization of the Company's line of credit with its bank.

  Accounts receivable as of September 30, 2004 was $1,096,843 compared to $1,819,744 as of December 31, 2003. This decrease is attributable to timing of customer payments and reduced billings.

  Anticipating the additional requirements necessitated by the Company's increased backlog as of September 30, 2004, the Company has increased its inventory by $965,840 or 67.7%, with the majority of the increase being in work-in process.

  As of September 30, 2004 the Company's backlog, which is comprised of all outstanding accepted purchase orders, increased to approximately $4,423,000 from approximately $1,738,000 at December 31, 2003 and approximately $2,683,000 at June 30, 2004. During the period ended September 30, 2004, the Company had received several orders in all three divisions, CVD, Conceptronic and SDC for which production had begun. The timing for completion of the backlog varies depending on the product mix, however, there is generally a one to six month lag in the completion and shipping of backlogged product.
  The Company has a line of credit facility with a bank permitting it to borrow up to $1,000,000 which will be subject to renewal on June 1, 2005. Interest is payable on any unpaid principal balance at the bank's prime rate plus 3/4 of 1%. As of September 30, 2004, $300,000 was outstanding on this facility. Borrowings are collateralized by the Company's assets.

  The Company believes that its cash, cash equivalents and available credit facilities will be sufficient to meet its working capital and investment requirements for the next twelve months. However, future growth, including potential acquisitions, may require additional funding, and from time to time the Company may need to raise capital through additional equity or debt financing.

  Critical Accounting Policies and Estimates

  Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Among other things, estimates are used in accounting for allowances for bad debts, uncompleted contracts, deferred income taxes and revenue recognition. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected. The significant accounting policies that we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

  Revenue Recognition: Revenue associated with complex major products is recognized utilizing the estimated percentage-of-completion method which measures progress towards completion of the project. Revisions in cost estimates and recognition of losses on these contracts are reflected in the accounting period in which the facts become known. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method of accounting affect the amounts of revenue and related expenses reported in our Consolidated Financial Statements. A number of internal and external factors can affect our estimates, including labor rates, parts costs and utilization and efficiency variances. We also derive revenue from other products which are recorded when such products are accepted and shipped.

  Item 3. Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures

  Based on their evaluation as of the end of the period covered by this Form 10-QSB, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to insure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

  Changes in Internal Controls

  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

                       None.

  Item 3.         Defaults Upon Senior Securities

                       None.

  Item 4.         Submission of Matters to a Vote of Security Holders.

                  At our annual meeting of stockholders, which was held on September 8, 2004, our stockholders:

       (1) Elected five nominees for directors to serve for a term ending in 2005;
       (2) Ratified the appointment of Albrecht, Viggiano, Zureck & Co. as our independent auditors and public accountants for the fiscal year ended 2004;

            The following tables show the common stock votes cast with respect to the proposals identified above:

       Election of Directors:            For               Withheld Authority
                                    -------------          ------------------
       Leonard A. Rosenbaum           2,657,435                 75,291
       Conrad J. Gunther              2,661,726                 71,000
       Martin J. Teitelbaum           2,660,726                 72,000
       Bruce T. Swan                  2,661,726                 71,000
       Alan H. Temple Jr.             2,660,726                 72,000

       Proposal 2:                       For         Against    Abstentions
                                    -------------   ---------   -----------
                                      2,730,726       2,000          0

                                       15

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

  31.1 Certification of Chief Executive Officer

  31.2 Certification of Chief Financial Officer

  32.1 Certification of Chief Executive Officer pursuant to U.S.C. Section 1350

  32.2 Certification of Chief Financial Officer pursuant to U.S.C. Section 1350

       (b)        Reports on Form 8-K
                      None

  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12h day of November 2004.

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


    Dated: November 12, 2004

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


    Dated: November 12, 2004

     /s/ Glen R. Charles
  ----------------------------------------
  Chief Financial Officer

                                                               Exhibit 32.1

                  Certification of Principal Executive Officer
                        Pursuant to U.S.C. Section 1350
      As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



  I, Leonard A. Rosenbaum, President and Chief Executive Officer of CVD Equipment Corporation, hereby certify, to my knowledge, that the quarterly report on Form 10-QSB for the period ending September 30, 2004 of CVD Equipment Corporation (the "Form 10-QSB") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation as of and for the periods covered in this report.


  Dated: November 12, 2004      /s/   Leonard A. Rosenbaum
                                Leonard A. Rosenbaum
                                Chief Executive Officer
                                (Principal Executive Officer)

                                                               Exhibit 32.2

                  Certification of Principal Financial Officer
                        Pursuant to U.S.C. Section 1350
      As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



  I, Glen R. Charles, Chief Financial Officer of CVD Equipment Corporation, hereby certify, to my knowledge, that the quarterly report on Form 10-QSB for the period ending September 30, 2004 of CVD Equipment Corporation (the "Form 10-QSB") fully complies with the requirements of Section 13 (a) or 15
  (d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation as of and for the periods covered in this report.


  Dated: November 12, 2004        /s/  Glen R. Charles
                                  Glen R. Charles
                                  Chief Financial Officer
                                  (Principal Financial Officer)