Form 10KSB
period 2004-12-31
CVD EQUIPMENT CORP
filed 2005-03-31
CIK 766792

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 -------------
                                  FORM 10-KSB
  (Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.
                         For the year ended December 31, 2004
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.
                         For the transition period from ______ to ______

                        Commission file number: 1-16525

                           CVD EQUIPMENT CORPORATION
               (Name of Small Business Issuer in Its charter)

                New York                        11-2621692
          --------------------              ------------------
       (State or Other Jurisdiction         (I.R.S. Employer
        of Incorporation or Organization)   Identification No.)

                             1860 Smithtown Avenue
                           Ronkonkoma, New York 11779
  (Address including zip code of registrant's Principal Executive Offices)

                                (631) 981-7081
               (Issuer's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, Par value $0.01
                                (Title of class)

     Check whether the issuer: (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes  [X]        No   [ ]

     Check if there is no disclosure of delinquent filers response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any ammendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $ 9,873,592

     State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was sold, or the average bidand asked price of such common equity, as of a specified date within the past 60 days: $ 1,893,770 at March 29, 2005.

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,039,100 shares of Common Stock, $0.01 par value at March 29, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

   Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

    -------------------------------------------------------------------------

                                     PART I

  Item 1.      Business

  Unless otherwise set forth herein, when we use the term 'we' or any derivation thereof, we mean CVD Equipment Corporation, a New York corporation, formed in 1982 (the "Company").

  We design, develop, manufacture, market, install and service equipment primarily for the semiconductor industry. Our products include (1) both batch and single wafer systems used for depositing, rapid thermal processing, annealing, diffusion and etching of semiconductor films,
  (2) gas and liquid flow control systems, (3) ultra high purity gas and chemical piping delivery systems, (4) standard and custom quartzware and (5) reflow furnaces and rework stations for surface mounting of components onto printed circuit boards. We also provide equipment consulting and refurbishing of semiconductor processing equipment.
  Our products are generally manufactured as standard products or customized to the particular specifications of each of our customers.

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

  We conduct our operations through three divisions, CVD, SDC and Conceptronic. Each division operates reasonably autonomously on a day-to-day basis with its own operating manager and with sales and administration being handled by corporate managers. There is an overall corporate coordination in the day-to-day administration of the business, in establishing policy and consistently applying procedures.

  CVD Division

  Our CVD Division designs and manufactures both standard and custom equipment for the semiconductor industry. CVD's equipment, with its leading edge technology, is utilized for silicon, silicon germanium, silicon carbide and gallium arsenide processes. These processes are paramount in the semiconductor, optoelectronic and wireless communications arena.

  SDC Division

  The Stainless Design Concepts, Ltd ("SDC") division of the Company designs and manufactures in their Class 100 cleanroom, ultra high purity gas and chemical delivery control systems for the semiconductor industry, and also provides equipment consulting and refurbishing of semiconductor equipment. The field service group provides for contract maintenance, high purity fab and equipment installations and equipment removal.

  The startup of our SDC Division provided new products for CVD to offer to the semiconductor industry and also improved the manufacturing of gas and chemical delivery systems used in most of our products.

  Conceptronic Division

  In December 2001, we acquired the assets of the Surface Mount
  Technology division of Research Inc., known as Research International ("RI"). RI is a manufacturer of Surface Mount Technology ("SMT") reflow furnaces.

  In June 2002, we purchased substantially all of the assets of Conceptronic Inc.'s Surface Mount Technology business. Conceptronic specializes in solder reflow furnaces and rework stations for the printed circuit board and chip scale package industries.

  In 2002 we combined the operations of RI and Conceptronic and they are currently being reported under the Conceptronic division.

  The startup of our RI and Conceptronic divisions provided a base for us to generate new and enhanced standard and custom furnace products to the semiconductor and Surface Mount Technology markets based on our own technology and technology that was purchased as part of the acquisition of assets.

  Principal Products

  Chemical Vapor Deposition - A process which passes a gaseous compound over a target material surface that is heated to such a degree that the compound decomposes and deposits a desired layer onto substrate material. The process is accomplished by combining appropriate gases in a reaction chamber, of the kind produced by the Company, at elevated temperatures (typically 300-1,500 degrees Celsius). Our Chemical Vapor Deposition systems are complete and include all necessary instrumentation, subsystems and components. The systems include mass flow controllers, bellows valves, stainless steel lines and fittings. We provide such standard systems and also specifically engineered products for particular customer applications. Some of the standard systems we offer are for Silicon, Silicon-Germanium, Silicon Dioxide, Silicon Nitride, Polysillicon, Liquid Phase Epitaxial and Metalorganic Chemical Vapor Deposition.

  Our Chemical Vapor Deposition systems are available in a variety of models that can be used in production and laboratory research. All models can be offered with total system automation, a microprocessor control system by which the user can measure, predict and regulate gas flow, temperature, pressure and chemical reaction rates, thus controlling the process in order to enhance the quality of the materials produced. Our standard microprocessor control system is extremely versatile and capable of supporting the complete product line and most custom system requirements. These Chemical Vapor Deposition systems range in price from $100,000 to $2,500,000.

  Rapid Thermal Processing ("RTP") - Used to heat semiconductor materials to elevated temperatures of 1,000 degrees Celsius at rapid rates of up to 200 degrees Celsius per second. Our RTP systems are offered for implant activation, oxidation, silicide formation and many other processes. We offer systems that can operate both at atmospheric or reduced pressures. A specific model of our RTP system is used for Thermal Desorption Spectroscopy which allows the semiconductor process engineer the ability to analyze the deposited films between the many process steps used in the complex fabrication process. Our RTP systems generally range in price from $75,000 to $350,000.

  Annealing and Diffusion Furnaces - Used for diffusion, oxidation, implant anneal, solder reflow and other processes. The systems are normally operated at atmospheric pressure with gaseous atmospheres related to the process. An optional feature of the system allows for the heating element to be moved away from the process chamber allowing the wafers to rapidly cool or be heated in a controlled environment. Our cascade temperature control system enables more precise control of the wafers. The systems are equipped with an automatic process controller, permitting automatic process sequencing and monitoring with safety alarm provisions. Our Annealing and Diffusion Furnace systems generally range in price from $75,000 to $650,000.

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

  Quartzware - We provide standard and custom fabricated quartzware used in the Company's equipment and other customer tools. We also provide repair and replacement of existing quartzware.

  Reflow Furnaces and Rework Stations - We provide a standard line for the printed circuit board and chip scale package industries.

  Markets and Marketing

  During 2004, sales were made by a staff of six employees and twenty-five sales representatives whose activities were supported by a staff of twelve application engineers. We continue to work on expanding our product offerings.

  Our web sites continue to see increased traffic. We have focused our efforts on being in the top listings on many search engines in order to increase the number of "hits" to our web sites.

  Many of our products are used in research and production applications by the semiconductor industry. We sell our products primarily to semiconductor manufacturers, institutions involved in electronic research such as universities, government and industrial laboratories and to electronic assembly manufacturers. We have both an international and domestic customer base in excess of 300 customers. For the twelve months ended December 31, 2004 approximately 32% of our revenues were generated from foreign exports compared to the twelve months ended December 31, 2003 which generated revenues from foreign exports equaling 26%. Sales to a single customer in any one year can exceed 10.0% of our total sales; however, we are not dependent on any single customer. In 2004 and 2003, one customer, which is a distributor, represented 16.7% and 12.0% of our total sales, respectively. In 2004, no other customer represented more than 8.2% of our total sales and in 2003, one other customer represented 13.4% of our total sales.

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

  We have our own fully equipped machine shop to fabricate in house, the most complex designed parts of our equipment. Our previous investment in CNC machines for the machine shop has increased our efficiencies while significantly reducing costs in production. Similarly, our own quartz shop is capable of meeting our quartzware needs.

  Materials procured from the outside and/or manufactured internally undergo a rigorous quality control process to ensure that the parts meet or exceed the most stringent specifications. All equipment, upon final assembly, undergoes a final series of complete testing to ensure maximum product performance.

  Backlog

  As of December 31, 2004 our order backlog was approximately $2,430,000 compared to approximately $1,738,000 at December 31 2003, an increase of 39.8%. The increase can primarily be attributed to our CVD Division which began to experience an increase in orders at the beginning of the fourth quarter. The timing for completion of the backlog varies depending on the product mix, however, there is generally a one to six month lag in the completion and shipping of backlogged product. Included in the backlog are all accepted purchase orders. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

  Patents, Copyrights and License Agreements

  We believe that while patents are useful and will be used at times in the future, they are not critical or valuable in many cases on an individual basis. We believe the collective value of our intangible property such as blueprints, specifications, technical processes, cumulative employee knowledge, and experience provide us with a measure of protection for our manufacturing and design processes.

  Research and Development

  We continue to concentrate our efforts on several research and development projects. We develop and customize equipment for industry and government, university and industry research laboratories around the world. Our research, design and development of equipment, which remains proprietary to us, is used to improve our existing products and develop new products for customers. The amount spent on research and development was $410,000 and $273,000 for the years ended December 31, 2004 and December 31, 2003, respectively.

  Government Regulations

  The Company knows of no government requirements for approval of the sale of its products or services except in some export cases. At that time, we apply for the appropriate export, license. As of December 31, 2004, there were no pending government approvals for an export license.

  We know of no existing or probable governmental regulations that would have a serious effect on our business.

  We have and will continue to comply with any and all environmental laws that are applicable to our business.

  Insurance

  Some of our products are used in connection with explosive, flammable, corrosive and toxic gases. There are potential exposures to personal injury as well as property damage, particularly if operated without regard to the design limits of the systems and components. We believe that our insurance coverage is adequate. We have the following insurance coverages:
         o      Product liability
         o      Property and contents
         o      General liability
         o      Directors and officers
         o      Transportation
         o      Business auto
         o      Workers compensation
         o      Employee benefits liability

  Employees

  At December 31, 2004, we had 96 employees, 93 of which were full time personnel and 3 worked part time. We had 55 people in manufacturing, 14 in engineering (including research and development and efforts related to product improvement) 6 in field service, three in marketing and 18 in general management and administration.


  Item 2.      Description of Property.

  We maintain our headquarters at 1860 Smithtown Avenue, Ronkonkoma, New York, where we own a 50,000 square foot manufacturing facility which was purchased in November, 2002. Our CVD and Conceptronic divisions operate out of this facility. Our SDC division operates out of a 22,000 square foot manufacturing facility situated on five acres of land which we purchased in December 1998 and is located at 1117 Kings Highway, Saugerties, New York. Each facility is in good operating condition and is adequate to meet the Company's present and anticipated future needs.

  Item 3.      Legal Proceedings.

  In September 1999, the Company was named in a lawsuit filed by Precisionflow Technologies, Inc., in the United States District for the Northern District of New York relating to comments allegedly made by CVD's President, Leonard Rosenbaum, concerning the intellectual property obtained in the purchase of assets of Stainless Design Corporation. We promptly filed a counterclaim for unauthorized use of our intellectual property. The plaintiff is seeking monetary damages and injunctive relief. In our counter claim, we are also seeking
  monetary damages and injunctive relief.   All pre-trial disclosure has
  been completed and the case is currently pending decisions on motions and cross motions for summary judgment. No trial date has been set.

  In May 2002, the Company instituted a new action against Precisionflow Technologies, Inc., in the United States District for the Northern District of New York seeking injunctive relief and monetary damages based upon copyright violations. A motion by Precisionflow Technologies, Inc. to dismiss this action has been pending since June 2002.

  Item 4.      Submission of Matters to a Vote of Security Holders.

          Not applicable.

                                    PART II

  Item 5.      Market for Registrant's Common Equity and Related
  Stockholder Matters.

  The principal market for our common stock which is traded under the symbol CVV is the American Stock Exchange. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock on the American Stock Exchange.

                                       High       Low
                                     --------   --------
  Year Ended December 31, 2004:
  1st Quarter..............           $ 3.00     $ 1.28
  2nd Quarter.............              2.30       1.20
  3rd Quarter.............              1.41       0.75
  4th Quarter.............              1.47       0.90

                                       High       Low
                                     --------   --------
  Year Ended December 31, 2003
  1st Quarter.............            $ 1.62     $ 0.82
  2nd Quarter............               1.35       1.00
  3rd Quarter............               1.95       1.03
  4th Quarter............               1.48       1.10

  As of March 29, 2005, there were approximately 94 holders of record and approximately 450 beneficial owners of our common stock. On March 29, 2005, the closing sales price of our common stock as reported on the American Stock Exchange was $1.23.

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

  Equity Compensation Plan Information

  The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2004.

                         Number of securities
                         to be issued upon      Weighted-average
                         exercise of            exercise price of      Number of securities
                         outstanding options,   outstanding options,   remaining available
                         warrants and rights    warrants and rights    for future issuance
   Plan Category

  Equity compensation
  plans approved by
  security holders (1)       355,400                 $ 1.56                  224,250

  Equity compensation
  plans not approved by
  security holders              0                       0                       0

         Total               355,400                 $ 1.56                  224,250
  __________________________

  (1) Reflects aggregate options outstanding under our Non-Qualified Stock Option Plan

  Recent Sales Of Unregistered Securities

    None.


  Issuer Purchases Of Equity Securities

  None

  Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to: competition in the Company's existing and potential future product lines of business; The Company's ability to obtain financing on acceptable terms if and when needed; uncertainty as to the Company's future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the Company. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

  CVD Equipment Corporation designs, develops, manufactures, markets, installs and services equipment primarily for the semiconductor industry. The Company's products and services include (1) batch and single wafer systems used for depositing, rapid thermal processing, annealing, diffusion and etching of semiconductor films (2) gas and liquid flow control systems (3) ultra high purity gas and chemical piping delivery systems; (4) standard and custom quartzware, and (5) reflow furnaces and rework stations for surface mounting of components onto printed circuit boards. We also provide equipment consulting, and refurbishing of semiconductor processing equipment. The Company's products are generally manufactured as standard products, or customized to the particular specifications of its customers.

  Results of Operations

  Revenue for the year ended December 31, 2004 was approximately $9,874,000 compared to approximately $9,788,000 for the year ended December 31, 2003, representing an increase of $86,000 or 0.9%. Revenue from the Conceptronic Division was approximately $4,820,000 or 48.8% of the total revenue generated for the twelve months ended December 31, 2004 compared to $4,107,000 or 42.0% of the total revenue generated in the twelve months ended December 31, 2003. The Company spent a considerable part of 2004 redesigning and reengineering its product lines and in the latter half of the year, the Company had implemented enough of the upgrades to increase its manufacturing and shipping of Conceptronic equipment. Revenue from the CVD Division decreased to approximately $2,810,000 or 28.5% of total revenues during the year ended December 31, 2004, compared to $3,758,000, or 38.4% of total revenues, for the year ended December 31, 2003. This decrease was due to overall softness in the economy for the majority of the year ended December 31, 2004, causing existing and potential customers to reduce or delay their capital expenditures, resulting in our primary source of revenue, the manufacture of customized CVD equipment and gas and chemical delivery systems to be negatively impacted. However, during the latter portion of the year, the CVD Division began to experience an increase in orders and sales. The Company's third division, Stainless Design Concepts ("SDC") also saw an increase in revenues towards the end of the year, enabling it to reach $2,243,000 or 22.7% of total revenue for the year ended December 31, 2004 compared to $1,925,000 or 19.7% of total revenue in the year ended December 31, 2003.

  Cost of revenue decreased for the year ended December 31, 2004 to approximately $6,549,000 from approximately $7,484,000 for the year ended December 31, 2003 representing a decrease of approximately $935,000 or 12.5%. The gross profit for the current year increased to approximately $3,325,000 from last year's $2,304,000, an increase of approximately $1,021,000 with a corresponding increase in gross profit margin to 33.7% for the current year compared to 23.5% for the prior year. During the current year, all three divisions experienced an increase in gross profit margin, with the Conceptronic Division experiencing the largest increase in gross profit and gross profit margin. The gross profit margin for Conceptronic increased from 18% during the year ended December 31, 2003 to 31% for the year ended December 31, 2004. These increases are the result of the time and efforts spent by the Company during the past year in redesigning and reengineering some of the product lines into a more cost effective and efficient system.

  Selling and shipping expenses were approximately $691,000 in the year ended December 31, 2004 compared to $740,000 in the year ended December 31, 2003, representing a decrease of 6.6%. The decrease is attributable to 2004's full year impact of reductions made in the sales staff during 2003.

  General and administrative expenses were approximately $2,225,000 during the year ended December 31, 2004. This was an increase of approximately $101,000 or 4.8% compared to approximately $2,164,000 during the year ended December 31, 2003. The Company experienced an increase in professional fees as a result of the requirements of complying with the Sarbanes-Oxley Act, in addition to a general increase in costs associated with employee benefits and building utilities.

  The Company earned minimal interest income for both 2004 and 2003 as a result of the utilization of all of its available funds for operations.

  The Company incurred $213,000 of interest expense in the year ended December 31, 2004, which was a slight increase of $4,000 or 1.9% over the interest expense incurred in the year ended December 31, 2003. The primary source of this interest expense, approximately $190,000 in the current year and approximately $204,000 in the year ended December 31, 2003, was the interest expense on the mortgages for the two buildings the Company owns. The increase in the balance of interest expense is due to the higher average outstanding debt on the company's revolving line of credit from its bank in the year ended December 31, 2004 than in the year ended December 31, 2003.

  Other income decreased to approximately $26,000 during the year ended December 31, 2004 compared to approximately $310,000 during the year ended December 31, 2003. This is a result of the reduction in cash received on the collection of accounts receivable exceeding the $369,000 recorded as part of the purchase of substantially all of the assets of Conceptronic Inc.'s Surface Mount Technology business that occurred in 2002, which was a nonrecurring event.

  Liquidity and Capital Resources

  As of December 31, 2004, we had aggregate working capital of approximately $2,878,000 compared to aggregate working capital of $2,857,000 at December 31, 2003 and had available cash and cash equivalents of approximately $171,000 compared to approximately $321,000 in cash and cash equivalents at December 31, 2003. The cash used for operations and capital expenditures exceeded the funds provided by financing activities.

  Accounts receivable, net of allowance for doubtful accounts increased by approximately $556,000 or 30.5% at December 31, 2004 to $2,375,257
  compared to $1,819,744 at December 31, 2003.

  Inventory as of December 31, 2004 was approximately $1,823,000 representing an increase of approximately $398,000 or 27.9% over the inventory balance as of December 31, 2003. The increase in inventory was comprised of a decrease in raw materials of approximately $149,000, an increase in work in process of approximately $578,000 and a decrease in finished goods of approximately $31,000. The build-up in work in process is indicative of the increase in orders that the Company is experiencing. Accounts payable at December 31, 2004 was approximately $726,000 or 39.4% higher than it was at December 31, 2003. This higher level of accounts payable at December 31, 2004 is also attributed to the necessary increase in materials purchased in order to fill the higher level of orders.

  The Company has a line of credit with a bank permitting it to borrow up to $1,000,000 until June 1, 2005, at which time it is subject to renewal. Interest is payable on any unpaid principal balance at the bank's prime rate plus 3/4 of 1%. As of December 31, 2004 and 2003, the outstanding balances on this facility were $850,000 and $0 respectively.

  In March, 2002, the Company received from General Electric Capital Corporation a $2,700,000 mortgage, secured by the real property and building and improvements to finance and improve a new facility in Ronkonkoma, New York. The mortgage, which has an outstanding balance as of December 31, 2004 of $2,357,668, is payable in equal monthly installments of $22,285 including interest at 5.67% per annum; pursuant to an Industrial Development bond purchase agreement with the town of Islip Industrial Development Agency. The final payment is due March 2017.

  In April, 1999 the Company received from Kidco Realty Corporation a $900,000 purchase money mortgage, secured by the real property, building and improvements in Saugerties, New York. The mortgage has an outstanding balance at December 31, 2004 of $838,645 and is payable in equal monthly installments of $5,988 including interest at 7% per annum. The entire principal comes due in May 2009.


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

  Significant Accounting Policies

  The Company continues to recognize revenues and income using the percentage-of-completion method for custom production-type contracts while revenues from other products are recorded when such products are accepted and shipped. Profits on custom production-type contracts are recorded on the basis of the Company's total estimated costs over the percentage of total costs incurred on individual contracts, commencing, when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Under this method, revenues are recognized based on costs incurred to date compared with total estimated costs.

  The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

  The liability, "Billings in excess of costs on uncompleted contracts," represents billing in excess of revenues recognized.

  Off-Balance Sheet Arrangements

  None

  Item 7.      Financial Statements and Supplementary Data.

  The consolidated financial statements and supplementary data required in this item are set forth on the pages indicated in Item 13.

  Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

  Item 8A.     Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures. In response to the requirements of the Sarbanes-Oxley Act of 2002, as of the end of the period covering this report, the evaluation date, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, these officers concluded that, as of the evaluation date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us and our consolidated subsidiary was made known to them by others within those entities, particularly during the period in which this report was being prepared.

  Changes in Internal Controls. There were no changes in our internal controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

  Item 8B.      Other Information

          None

                                    PART III

  Item 9.      Management

  Board of Directors and Executive Officers

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

  Name                        Age      Position(s) with the Company
  ----------------------     ------    -------------------------------
  Leonard A. Rosenbaum         59      Director, Chief Executive Officer, President
  Alan H. Temple Jr.           71      Director, Chairman Compensation Committee
  Martin J. Teitelbaum         55      Director, Assistant Secretary
  Conrad Gunther               56      Director, Chairman Audit Committee
  Bruce T. Swan                72      Director, Chairman Nominating, Governance
                                       and Compliance Committee
  Glen R. Charles              51      Chief Financial Officer, Secretary

  Leonard Rosenbaum

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

  Alan H. Temple Jr.

  Alan H. Temple Jr. has been a member of the Board of Directors since 1987. Mr. Temple earned an MBA at Harvard University and has been President of Harrison Homes Inc., a building and consulting firm located in Pittsford, New York since 1977.

  Martin J. Teitelbaum

  Martin Teitelbaum is an attorney, who since 1988, has conducted his own private practice, the Law Offices of Martin J. Teitelbaum. Prior to establishing his own firm, from 1977 to 1987, Mr. Teitelbaum was a partner in the law firm of Guberman and Teitelbaum. Mr. Teitelbaum became a member of the Board of Directors for the Company in 1985. He is presently the Secretary of the Company, a position Mr. Teitelbaum also held from 1986 to 1998.

  Conrad Gunther

   Conrad Gunther was elected to the Board of Directors at the annual meeting in 2000. Mr. Gunther has extensive experience in mergers and acquisitions and raising capital through both public and private means. He also has extensive experience in executive management in the banking industry as well as serving on the Board of Directors of Reliance Bancorp, Childrobics and
  GVC Venture Corp, all public companies.   For the past five years, Mr.
  Gunther has been the President of E-Billsolutions, a company that provides credit card processing to Internet, mail order and telephone order merchants


  Bruce T. Swan

  Bruce Swan was appointed a member of the Board of Directors in September 2003. Mr. Swan has extensive banking, export and international credit experience and has been retired for more than five years. He previously has held the positions of Deputy Manager at Brown Brothers Harriman and Co., Assistant Treasurer at Standard Brands Incorporated, Assistant Treasurer at Monsanto Corporation, Vice President and Treasurer at AM International Inc. and President and Founder of Export Acceptance Company. Mr. Swan, earned his MBA from Harvard University and is a former adjunct faculty member of New York University's Stern School of Business Administration.

  Glen R. Charles

  Mr. Charles has been the Chief Financial Officer and Secretary of the Company since January, 2004. From 2002 until he joined the Company, he was the Director of Financial Reporting for Jennifer Convertibles, Inc., the owner and licensor of the largest group of sofabed specialty retail stores in the United States. From 1994 to 2002, he was the Chief Financial Officer of Trans Global Services, Inc., a provider of temporary technical services to the aerospace, aircraft, electronics and telecommunications markets. Mr. Charles has also had his own business in the private practice of accounting.

  Code Of Ethics

  The Company has adopted a Corporate Code of Conduct and Ethics that applies to its employees, senior management, and Board of Directors, including the Chief Executive Officer and Chief Financial Officer. See Exhibit 14.1.

  Audit Committee

  The Board of Directors has an Audit Committee that consists of Conrad Gunther, Alan H. Temple Jr., Bruce T. Swan and Martin J. Teitelbaum. During the fiscal year ended December 31, 2004, the Audit Committee held five meetings. The Board of Directors has adopted and amended a written charter for the Audit Committee. Pursuant to the Audit Committee Charter, the Audit Committee is empowered to retain and terminate the services of our independent public accountants and review the independence of such public accounting firm. The Audit Committee also reviews financial statements, the scope and results of annual audits and the audit and non audit fees of the independent public accountants. Furthermore, the committee reviews the adequacy of our internal control procedures, the structure of our financial organization and the implementation of our financial and accounting policies. Messrs. Gunther, Temple and Swan are "independent" as defined in
  Section 121(B) of the American Stock Exchange original listing requirements.

  Under new SEC rules, companies are required to disclose whether their audit committees have an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B under the Securities Exchange Act of 1934 and whether that expert is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The Board of Directors has determined that Conrad Gunther is an "audit committee financial expert" and is also "independent".

  Section 16(a) Beneficial Ownership Reporting Compliance

  The rules of the Securities and Exchange Commission require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors, officers and ten percent stockholders. To our knowledge, based solely on our review of (a) the copies of such reports and amendments thereto furnished to us and (b) written representations that no other reports were required, during our fiscal year ended December 31, 2004, all of the filings for our officers, directors and ten percent stockholders were made on a timely basis.

  Item 10.     Executive Compensation

  Summary Compensation Table

  The following table sets forth compensation paid for the years ending December 31, 2004, 2003 and 2002, or such shorter period as such employees were employed by us, to those persons who were either (a) the chief executive officer as of December 31, 2004 or (b) one of our four other most highly compensated executive officers or executive employees as of December 31, 2004 whose total annual salary and other compensation exceeded $100,000 (collectively with the Chief Executive Officer, the "Named Executive Officers").

                              Annual Compensation       Long -term Compensation
                                                          Awards       Payouts
                                                              Securities
  Name and principal                                          Underlying
  position                  Year   Salary    Bonus            options/
  --------------------      ----  --------  --------          --------
                              $      $         $                 #
  Leonard A. Rosenbaum      2004   162,742                     15,000(1)
  President and Chief       2003   165,645                       0
  Executive Officer         2002   165,478   20,000              0
  Glen R. Charles           2004   105,269                       0
  Secretary and Chief       2003      0
  Financial Officer         2002      0
  ________________

  (1) On September 23, 2003, Mr. Rosenbaum was granted options to purchase 15,000 shares of our common stock at $1.40 per share.

  The company is the owner of a life insurance policy on the life of Leonard Rosenbaum in the amount of $2,000,000. The Company is the sole beneficiary of said policy.

  Item 11.     Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth, as of March 4, 2005, information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent of our common stock,
  (b) each of our directors, (c) each of the named executive officers, and
  (d) all directors and executive officers and executive employees as a group.

                                           Amounts and Nature of       Percent of Class
  Name and Address of Beneficial Owner     Beneficial Ownership (1)            (%)
  ------------------------------------     ------------------------    ----------------
  Leonard A. Rosenbaum                         1,315,450 (2)               43.3
  Alan H. Temple Jr.                             211,000 (3)                6.9
  Martin J. Teitelbaum                            41,000 (4)                1.3
  Conrad Gunther                                  15,000 (5)                0.5
  Bruce T. Swan                                    5,000 (6)                0.2
  All directors and executive officers and
  executive employees as a group (five (5)
  persons)                                     1,587,450                   52.2

  ______________________________
  (1) All of such shares are owned directly with sole voting and investment power, unless otherwise noted below.

  (2) Includes 15,000 shares of our common stock underlying options which are currently exercisable.

  (3) Includes an aggregate of 21,000 shares held by Mr. Temple's wife, as to which he disclaims beneficial interest and 15,000 shares of our common stock underlying currently exercisable options.

  (4) Includes 2,000 shares held by Mr. Teitelbaum's wife as to which beneficial ownership thereof is disclaimed by Mr. Teitelbaum and 15,000 shares of our common stock underlying currently exercisable options.

  (5) Includes 15,000 shares of our common stock underlying currently exercisable options.

  (6) Includes 5,000 shares of our common stock underlying currently exercisable options.

  Item 12.     Certain Relationships and Related Transactions

  None.

  Exhibits

                                    PART IV

  Item 13.    Exhibits, Financial Statement Schedules and Reports on form 8-K.

        (a) (1)   Financial Statements
            The financial statements required by this item are submitted in a separate section beginning on Page F-1 of this report.

            (2)   Financial Statement Schedules
            Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

            (3)   See Exhibit Index on Page 20.

        (b)   Reports on Form 8-K.

            (1) On December 23, 2004 we filed a current report on Form 8-K announcing the resignation of our independent accountants Albrecht, Viggiano, Zureck and Company, P.C. and the appointment of our new independent accountants Moore Stephens, P.C..

        (c)   Exhibits.

        See (a) (3) above.

        (d)   Financial Statement Schedules.

        See (a) (2) above

  Item 14.     Principal Accountant Fees and Services

  The following presents fees for professional audit services rendered by Moore Stephens, P.C. for the audit of our financial statements for the year ended December 31, 2004 and the fees for professional audit services rendered by Albrecht, Viggiano, Zureck and Company, P.C. for December 31, 2003 and fees billed for other services rendered by Albrecht, Viggiano, Zureck and Company, P.C. during those periods.

  Audit Fees

  The aggregate fees billed audit work performed in the preparation and review of our annual financial statements and review of financial statements included in our quarterly reports filed with the Securities and Exchange Commission for 2003 was $57,000, and for 2004 was $72,900.

  Audit- Related Fees

  Audit related fees consisted principally of assistance in connection with the interpretation of comment letters we received from the SEC regarding our annual statement for fiscal year 2002 and quarterly statements for March 31, 2003, June 30, 2003 and September 30, 2003. The aggregate fees billed for such services was $3,675 in 2003 and $5,900 in 2004.

  Tax Fees

  Tax fees consisted principally of tax preparation of the 2002 and 2003 annual tax returns in addition to work performed with regard to the New York State tax audit for the fiscal years ended 2000-2002. The aggregate fees billed for such services was $3,000 in 2003 and $5,025 in 2004.

  All Other Fees

  None

  Audit Committee Approval

    The engagement of the Company's independent auditors is pre-approved by the Company's Audit Committee. The Audit Committee pre-approves all fees billed and all services rendered by the Company's independent auditors.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CVD EQUIPMENT CORPORATION

                               By:  /s/ Leonard A. Rosenbaum
                           Name:  Leonard A. Rosenbaum
                           Title: President and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

       NAME                         POSITION                         DATE
  ------------------------  ----------------------------------  --------------
  /s/ Leonard A Rosenbaum   President, Chief Executive Officer  March 24, 2004
                              and Director
  Leonard A. Rosenbaum      (Principal Executive Officer)

  /s/ Alan H. Temple Jr.    Director                            March 24, 2004
  Alan H. Temple Jr.

  /s/ Martin J. Teitelbaum  Director and Assistant Secretary    March 24, 2004
  Martin J. Teitelbaum

  /s/ Conrad Gunther        Director                            March 24, 2004
  Conrad Gunther

  /s/ Bruce T. Swan         Director                            March 24, 2004
  Bruce T. Swan

  /s/ Glen R. Charles       Chief Financial Officer             March 24, 2004
                              and Secretary
  Glen R. Charles           (Principal Financial and Accounting Officer)

  EXHIBIT INDEX

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

  3.4 Bylaws of CVD Equipment Corporation, incorporated herein by reference to our Registration No. 2-97210-NY.

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

  14.1     Corporate Code of Conduct and Ethics.*

  21.1     Subsidiaries*

  31.1     Certification of Chief Executive Officer. *

  31.2     Certification of Chief Financial Officer. *

  32.1     Certification of Principal Executive Officer pursuant to U.S.C.
  Section 1350. *

  32.2     Certification of Principal Financial Officer pursuant to U.S.C.
  Section 1350. *

  * Filed herewith

                                                                Exhibit 14.1
                           CVD EQUIPMENT CORPORATION
                      CORPORATE CODE OF CONDUCT AND ETHICS
                                    FOREWORD
     This Corporate Code of Conduct and Ethics, referred to as the "Code," is intended to provide our associates, as defined below, with a clear understanding of the principles of business conduct and ethics that are expected of them. The standards set forth in the Code apply to us all. Every associate of the company must acknowledge his or her review of and agreement to comply with the Code as a condition of his or her relationship with the company. The term "associate" means every full and part-time employee of the company and its subsidiaries, all members of the company's senior management, including the company's Chief Executive Officer and Chief Financial Officer, and every member of the company's Board of Directors, even if such member is not employed by the company.

     Many of the standards outlined on the following pages will be familiar, for they reflect the fundamental values of fairness and integrity that are a part of our daily lives. Applying these standards to our business lives is an extension of the values by which we are known as individuals and by which we want to be known as a company.

     It is our responsibility to conduct ourselves in an ethical business manner and also to ensure that others do the same. If any one of us violates these standards, he or she can expect a disciplinary response, up to and including termination of any employment or other relationship with the company, and possibly other legal action. If any breach of the Code is known to you, you are obligated to report violations to the Corporate Compliance Officer or any member of the Compliance Committee, described in more detail below. By doing so, we ensure that the good faith efforts of all of us to comply with the Code are not undermined.

     The ultimate responsibility for maintaining our Code rests with each of us. As individuals of personal integrity, we can do no less than to behave in a way that will continue to bring credit to our company and ourselves.

     While it is impossible for this Code to describe every situation that may arise, the standards explained in this Code are guidelines that should govern our conduct at all times. If you are confronted with situations not covered by this Code, or have questions regarding the matters that are addressed in the Code, you are urged to consult with the Corporate Compliance Officer or a member of the Compliance Committee.

     The provisions of the Code regarding the actions the company will take are guidelines, which the company intends to follow. There may be circumstances, however, that in the company's judgment require different measures or actions and in such cases it may act accordingly while still attempting to fulfill the principles underlying this Code.

  ----------------
  IMPLEMENTATION OF THE CODE

     The following questions and answers address the company's implementation of the Code. The company has attempted to design procedures that ensure maximum confidentiality and, most importantly, freedom from the fear of retaliation for complying with and reporting violations under the Code.

  Q:  Who is responsible for administering, updating and enforcing the Code?

  A: The Company's Board of Directors has appointed a Corporate Compliance Officer and a Compliance Committee Member to administer, update and enforce the Code. Ultimately, the Board of Directors of the company must ensure that the Corporate Compliance Officer and the Compliance Committee Member fulfill their responsibilities.

     The Corporate Compliance Officer is Karen Hamberg. The Corporate Compliance Officer has overall responsibility for overseeing the implementation of the Code. Specific responsibilities of the position are to:

       o Develop the Code based on legal requirements, regulations and ethical considerations that are raised in the company's operations;

       o Ensure that the Code is distributed to all associates and that all associates acknowledge the principles of the Code;

       o    Assess compliance success with the Code;

       o Serve as a point person for reporting violations and asking questions under the Code; and

       o Revise and update the Code to respond to detected violations and changes in the law.

       o    Recommend to Committee revisions and updates


     The Compliance Committee Member is Bruce Swan. The primary responsibilities of the Compliance Committee Member is to:

       o Assist the Corporate Compliance Officer in developing and updating the Code;

       o Develop internal procedures to monitor and audit compliance with the Code;

       o Serve as a point person for reporting violations and asking questions under the Code;

       o Set up a mechanism for anonymous reporting of suspected violations of the Code by associates and refer, when appropriate, such reports to the Audit Committee;

       o Conduct internal investigations, with the assistance of counsel, of suspected compliance violations;

       o    Evaluate disciplinary action for associates who violate the Code;

       o In the case of more severe violations of the Code, make recommendations regarding disciplinary action to the Board of Directors or a committee thereof; and

       o    Evaluate the effectiveness of the Code and improve the Code.


     The Compliance Committee Member will provide a summary of all matters considered under the Code to the Board of Directors or a committee thereof at each regular meeting thereof, or sooner if warranted by the severity of the matter. All proceedings and the identity of the person reporting will be kept as confidential as practicable under the circumstances.

  Q: How can I contact the Corporate Compliance Officer and the Compliance Committee Member?

  A: The names and phone numbers of the Corporate Compliance Officer and the Compliance Committee Member are listed below. Any one of these individuals can assist you in answering questions or reporting violations or suspected violations under the Code.


  Karen Hamberg                      631 981-7081 extension 213
  Corporate Compliance Officer

  Bruce Swan                         203 226-0656
  Compliance Committee Member



  GENERAL REQUIREMENTS
  To be honest, fair, and accountable in all business dealings and obligations, and to ensure:

       o The ethical handling of conflicts of interest between personal and professional relationships;

       o Full, fair, accurate, timely and understandable disclosure in the reports required to be filed by the company with the Securities and Exchange Commission and in other public communications made by the company; and


       o Compliance with applicable governmental laws, rules and regulations.

  ========
  CONFLICTS OF INTEREST

  Associates should avoid any situation that may involve, or even appear to involve, a conflict between their personal interests and the interests of the company. In dealings with current or potential customers, suppliers, contractors, and competitors, each associate should act in the best interests of the company to the exclusion of personal advantage. Associates are prohibited from any of the following activities, which could represent an actual or perceived conflict of interest:

       o No associate or immediate family member of an associate shall have a significant financial interest in, or obligation to, any outside enterprise which does or seeks to do business with the company or which is an actual or potential competitor of the company, without prior approval from the Compliance Committee Member, or in the case of executive officers or members of the Board of Directors, the full Board of Directors or a committee thereof.


       o No associate shall conduct a significant amount of business on the company's behalf with an outside enterprise which does or seeks to do business with the company if an immediate family member of the associate is a principal, officer or employee of such enterprise, without prior approval from the Compliance Committee Member, or in the case of executive officers or members of the Board of Directors, the full Board of Directors or a committee thereof.


       o No associate or immediate family member of an associate shall serve as a director of any actual or potential competitor of the company.


       o No associate shall use any company property or information or his or her position at the company for his or her personal gain.


       o No associate shall engage in activities that are directly competitive with those in which the company is engaged.


       o No associate shall divert a business opportunity from the company to such individual's own benefit. If an associate becomes aware of an opportunity to acquire or profit from a business opportunity or investment in which the company is or may become involved or in which the company may have an existing interest, the associate should disclose the relevant facts to the Corporate Compliance Officer or the Compliance Committee Member. The associate may proceed to take advantage of such opportunity only if the company is unwilling or unable to take advantage of such opportunity as notified in writing by the Compliance Committee Member.


       o No associate or immediate family member of an associate shall receive any loan or advance from the company, or be the beneficiary of a guarantee by the company of a loan or advance from a third party, except for customary advances or corporate credit in the ordinary course of business or approved by the Compliance Committee Member. Please see Section IV.E. below, "Corporate Advances", for more information on permitted corporate advances.


     In addition, the Audit Committee of the Board of Directors will review and approve all related-party transactions, as required by the Securities and Exchange Commission, The American Stock Exchange or any other regulatory body to which the company is subject.

  Each associate should make prompt and full disclosure in writing to the Corporate Compliance Officer or Compliance Committee Member of any situation that may involve a conflict of interest. Failure to disclose any actual or perceived conflict of interest is a violation of the Code.

  =========
  PROTECTION AND PROPER USE OF COMPANY ASSETS AND ASSETS ENTRUSTED TO IT

  Proper protection and use of company assets and assets entrusted to it by others, including proprietary information, is a fundamental responsibility of each associate of the company. Associates must comply with security programs to safeguard such assets against unauthorized use or removal, as well as against loss by criminal act or breach of trust. The provisions hereof relating to protection of the company's property also apply to property of others entrusted to it (including proprietary and confidential information).

  Proper Use of Company Property

  The removal from the company's facilities of the company's property is prohibited, unless authorized by the company. This applies to furnishings, equipment, and supplies, as well as property created or obtained by the company for its exclusive use - such as client lists, files, personnel information, reference materials and reports, computer software, data processing programs and data bases. Neither originals nor copies of these materials may be removed from the company's premises or used for purposes other than the company's business without prior written authorization from the Compliance Committee Member.

  The company's products and services are its property; contributions made by any associate to their development and implementation are the company's property and remain the company's property even if the individual's employment or directorship terminates.

  Each associate has an obligation to use the time for which he or she receives compensation from the company productively. Work hours should be devoted to activities directly related to the company's business.

  Confidential Information

  The company provides its associates with confidential information relating to the company and its business with the understanding that such information is to be held in confidence and not communicated to anyone who is not authorized to see it, except as may be required by law. The types of information that each associate must safeguard include (but are not limited to) the company's plans and business strategy, unannounced products and/or contracts, sales data, significant projects, customer and supplier lists, patents, patent applications, trade secrets, manufacturing techniques and sensitive financial information, whether in electronic or conventional format. These are costly, valuable resources developed for the exclusive benefit of the company. No associate shall disclose the company's confidential information to an unauthorized third party or use the company's confidential information for his or her own personal benefit.

  Accurate Records and Reporting

  Under law, the company is required to keep books, records and accounts that accurately and fairly reflect all transactions, dispositions of assets and other events that are the subject of specific regulatory record keeping requirements, including generally accepted accounting principles and other applicable rules, regulations and criteria for preparing financial statements and for preparing periodic reports filed with the Securities and Exchange Commission. All company reports, accounting records, sales reports, expense accounts, invoices, purchase orders, and other documents must accurately and clearly represent the relevant facts and the true nature of transactions.

  Reports and other documents should state all material facts of a transaction and not omit any information that would be relevant in interpreting such report or document. Under no circumstance may there be any unrecorded liability or fund of the company, regardless of the purposes for which the liability or fund may have been intended, or any improper or inaccurate entry knowingly made on the books or records of the company. No payment on behalf of the company may be approved or made with the intention, understanding or awareness that any part of the payment is to be used for any purpose other than that described by the documentation supporting the payment. In addition, intentional accounting misclassifications (e.g., expense versus capital) and improper acceleration or deferral of expenses or revenues are unacceptable reporting practices that are expressly prohibited.

  The company has developed and maintains a system of internal controls to provide reasonable assurance that transactions are executed in accordance with management's authorization, are properly recorded and posted, and is in compliance with regulatory requirements. The system of internal controls within the company includes written policies and procedures, budgetary controls, supervisory review and monitoring, and various other checks and balances, and safeguards such as password protection to access certain computer systems.

  The company has also developed and maintains a set of disclosure controls and procedures to ensure that all of the information required to be disclosed by the company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

  Associates are expected to be familiar with, and to adhere strictly to, these internal controls and disclosure controls and procedures.

  Responsibility for compliance with these internal controls and disclosure controls and procedures rests not solely with the company's accounting personnel, but with all associates involved in approving transactions, supplying documentation for transactions, and recording, processing, summarizing and reporting of transactions and other information required by periodic reports filed with the Securities and Exchange Commission. Because the integrity of the company's external reports to shareholders and the Securities and Exchange Commission depends on the integrity of the company's internal reports and record-keeping, all associates must adhere to the highest standards of care with respect to our internal records and reporting. The company is committed to full, fair, accurate, timely, and understandable disclosure in the periodic reports required to be filed by it with the Securities and Exchange Commission, and it expects each associate to work diligently towards that goal.

  Any associate who believes the company's books and records are not in accord with these requirements should immediately report the matter to the Corporate Compliance Officer or the Compliance Committee Member. The company has adopted explicit non-retaliation policies with respect to these matters, as described in Section VIII below.

  Document Retention

  Numerous federal and state statutes require the proper retention of many categories of records and documents that are commonly maintained by companies. In consideration of those legal requirements and the company's business needs, all associates must maintain records in accordance with the company's Document Retention Policy, a copy of which is available from the Corporate Compliance Officer.

  In addition, any record, in paper or electronic format, relevant to a threatened, anticipated or actual internal or external inquiry, investigation, matter or lawsuit may not be discarded, concealed, falsified, altered, or otherwise made unavailable, once an associate has become aware of the existence of such threatened, anticipated or actual internal or external inquiry, investigation, matter or lawsuit. Associates must handle such records in accordance with the procedures outlined in the company's Document Retention Policy.

  When in doubt regarding retention of any record, an associate must not discard or alter the record in question and should seek guidance from the Corporate Compliance Officer the Compliance Committee Member. Associates should also direct all questions regarding our Document Retention Policy and related procedures to the Corporate Compliance Officer or the Compliance Committee Member.

     E. Corporate Advances

     Under law, the company may not loan money to associates except in limited circumstances. It shall be a violation of the Code for any associate to advance company funds to any other associate or to himself or herself except for usual and customary business advances for legitimate corporate purposes which are approved by a supervisor or pursuant to a corporate credit card for usual and customary, legitimate business purposes.

  Company credit cards are to be used only for authorized, legitimate business purposes. An associate will be responsible for any unauthorized charges to a company credit card.

  FAIR DEALING WITH CUSTOMERS, SUPPLIERS, COMPETITORS, AND ASSOCIATES

  The company does not seek to gain any advantage through the improper use of favors or other inducements. Good judgment and moderation must be exercised to avoid misinterpretation and adverse effect on the reputation of the company or its associates. Offering, giving, soliciting or receiving any form of bribe to or from an employee of a customer or supplier to influence that employee's conduct is strictly prohibited.

  Giving Gifts

  An associate must not give cash or cash-equivalent gifts to any person or enterprise.

  Receiving Gifts

  Gifts, favors, entertainment or other inducements may not be accepted by associates or members of their immediate families from any person or organization that does or seeks to do business with, or is a competitor of, the company, except as common courtesies usually associated with customary business practices. If the gift is of more than token value, the Compliance Committee must approve its acceptance.

  An especially strict standard applies when suppliers are involved. If a gift unduly influences or makes an associate feel obligated to "pay back" the other party with business, receipt of the gift is unacceptable.

  It is never acceptable to accept a gift in cash or cash equivalent.

  Unfair Competition

     Although the free enterprise system is based upon competition, rules have been imposed stating what can and what cannot be done in a competitive environment. The following practices can lead to liability for "unfair competition" and should be avoided. They are violations of the Code.

     Disparagement of Competitors. It is not illegal to point out weaknesses in a competitor's service, product or operation; however, associates may not spread false rumors about competitors or make misrepresentations about their businesses. For example, an associate may not pass on anecdotal or unverified stories about a competitor's products or services as the absolute truth (e.g., the statement that "our competitors' diagnostic testing procedures have poor quality control").

     Misrepresentations of Price and Product. Lies or misrepresentations about the nature, quality or character of the company's services and products are both illegal and contrary to company policy. An associate may only describe our services and products based on their documented specifications, not based on anecdote or his or her belief that our specifications are too conservative.

  Antitrust Concerns

     Federal and state antitrust laws are intended to preserve the free enterprise system by ensuring that competition is the primary regulator of the economy. Every corporate decision that involves customers, competitors, and business planning with respect to output, sales and pricing raises antitrust issues. Compliance with the antitrust laws is in the public interest, in the interest of the business community at large, and in our company's interest.

     Failing to recognize antitrust risk is costly. Antitrust litigation can be very expensive and time-consuming. Moreover, violations of the antitrust laws can, among other things, subject you and the company to the imposition of injunctions, treble damages, and heavy fines. Criminal penalties may also be imposed, and individual employees can receive heavy fines or even be imprisoned. For this reason, antitrust compliance should be taken seriously at all levels within the company.

     A primary focus of antitrust laws is on dealings between competitors. In all interactions with actual or potential competitors all associates must follow these rules:

       o Never agree with a competitor or a group of competitors to charge the same prices or to use the same pricing methods, to allocate services, customers, private or governmental payor contracts or territories among yourselves, to boycott or refuse to do business with a provider, vendor, payer or any other third party, or to refrain from the sale or marketing of, or limit the supply of, particular products or services.


       o Be careful of your conduct. An "agreement" that violates the antitrust laws may be not only a written or oral agreement, but also a "gentlemen's agreement" or a tacit understanding. Such an "agreement" need not be in writing. It can be inferred from conduct, discussions or communications of any sort with a representative of a competitor.


       o Make every output-related decision (pricing, volume, etc.) independently, in light of costs and market conditions and competitive prices.


       o Carefully monitor trade association activity. These forums frequently create an opportunity for competitors to engage in antitrust violations.


     Finally, always immediately inform the Corporate Compliance Officer or the Compliance Committee Member if local, state or federal law enforcement officials request information from the company concerning its operations.

  GOVERNMENT RELATIONS

  Associates must adhere to the highest standards of ethical conduct in all relationships with government employees and must not improperly attempt to influence the actions of any public official.

  Payments to Officials

  Payments or gifts shall not be made directly or indirectly to any government official or associate if the gift or payment is illegal under the laws of the country having jurisdiction over the transaction, or if it is for the purpose of influencing or inducing the recipient to do, or omit to do, any act in violation of his or her lawful duty. Under no circumstances should gifts be given to employees of the United States Government.

  Political Contributions

  Company funds, property or services may not be contributed to any political party or committee, or to any candidate for or holder of any office of any government. This policy does not preclude, where lawful, company expenditures to support or oppose public referendum or separate ballot issues, or, where lawful and when reviewed and approved in advance by the Compliance Committee Member, the formation and operation of a political action committee.

  COMPLIANCE WITH LAWS, RULES AND REGULATIONS

  Insider Trading Policy

     The company expressly forbids any associate from trading on material non-public information or communicating material non-public information to others in violation of the law. This conduct is frequently referred to as "insider trading." This policy applies to every associate of the company and extends to activities both within and outside their duties to the company, including trading for a personal account.

     The concept of who is an "insider" is broad. It includes officers, directors and employees of a company. In addition, a person can be a "temporary insider" if he or she enters into a special confidential relationship in the conduct of a company's affairs and as a result is given access to information solely for the company's purpose. A temporary insider can include, among others, a company's investment advisors, agents, attorneys, accountants and lending institutions, as well as the employees of such organizations. An associate may also become a temporary insider of another company with which our company has a contractual relationship, to which it has made a loan, to which it provides advice or for which it performs other services.

     Trading on inside information is not a basis for liability unless the information is material. This is information that a reasonable investor would consider important in making his or her investment decisions, or information that is likely to have a significant effect on the price of a company's securities.

     Information is non-public until it has been effectively communicated to the marketplace. Tangible evidence of such dissemination is the best indication that the information is public. For example, information found in a report filed with the Securities and Exchange Commission or appearing in a national newspaper would be considered public.

  Equal Employment Opportunity

     The company makes employment-related decisions without regard to a person's race, color, religious creed, age, sex, sexual orientation, marital status, national origin, ancestry, present or past history of mental disorder, mental retardation, learning disability or physical disability, including, but not limited to, blindness and genetic predisposition, or any other factor unrelated to a person's ability to perform the person's job. "Employment decisions" generally mean decisions relating to hiring, recruiting, training, promotions and compensation, but the term may encompass other employment actions as well.

     The company encourages its associates to bring any problem, complaint or concern regarding any alleged employment discrimination to the attention of the Human Resources Administrator. Associates who have concerns regarding conduct they believe is discriminatory should also feel free to make any such reports to the Corporate Compliance Officer or the Compliance Committee Member.

  Sexual Harassment Policy

     The company is committed to maintaining a collegial work environment in which all individuals are treated with respect and dignity and which is free of sexual harassment. In keeping with this commitment, the company will not tolerate sexual harassment of associates by anyone, including any supervisor, co-worker, vendor, client or customer, whether in the workplace, at assignments outside the workplace, at company-sponsored social functions or elsewhere. Reporting sexual harassment is identical to reporting Ethics Code Violations.

     Each associate should be familiar with and abide by the company's Sexual Harassment Policy. A copy of this policy is included in the employee manual which is given to all associates when they begin employment with the company. Additional copies can be provided by the Human Resources administrator.

  Health, Safety & Environment Laws

     Health, safety, and environmental responsibilities are fundamental to the company's values. Associates are responsible for ensuring that the company complies with all provisions of the health, safety, and environmental laws of the United States and of other countries where the company does business.

     The penalties that can be imposed against the company and its associates for failure to comply with health, safety, and environmental laws can be substantial, and include imprisonment and fines.

  REPORTING VIOLATIONS UNDER THE CODE: NON-RETALIATION POLICY

  Any associate of the company having any information or knowledge regarding the existence of any violation or suspected violation of the Code has a duty to report the violation or suspected violation to the Corporate Compliance Officer or the Compliance Committee Member. Failure to report suspected or actual violations is itself a violation of the Code and may subject the associate to disciplinary action, up to and including termination of employment or legal action. The Company will endeavor to keep reports confidential to the fullest extent practicable under the circumstances.

  Any associate who reports a suspected violation under the Code by the company, or its agents acting on behalf of the company, to the Corporate Compliance Officer the Compliance Committee Member, may not be fired, demoted, reprimanded or otherwise harmed for, or because of, the reporting of the suspected violation, regardless of whether the suspected violation involves the associate, the associate's supervisor or senior management of the company.

  In addition, any associate who reports a suspected violation under the Code which the associate reasonably believes constitutes a violation of a federal statute by the company, or its agents acting on behalf of the company, to a federal regulatory or law enforcement agency, may not be reprimanded, discharged, demoted, suspended, threatened, harassed or in any manner discriminated against in the terms and conditions of the associate's employment for, or because of, the reporting of the suspected violation, regardless of whether the suspected violation involves the associate, the associate's supervisor or senior management of the company.

  QUESTIONS UNDER THE CODE AND WAIVER PROCEDURES

     Associates are encouraged to consult with the Corporate Compliance Officer and the Compliance Committee Member about any uncertainty or questions they may have under the Code.

     If any situation should arise where a course of action would likely result in a violation of the Code but for which the associate thinks that a valid reason for the course of action exists, the associate should contact the Corporate Compliance Officer or the Compliance Committee Member to obtain a waiver prior to the time the action is taken. No waivers will be granted after the fact for actions already taken. Except as noted below, the Compliance Committee Member will review all the facts surrounding the proposed course of action and will determine whether a waiver from any policy in the Code should be granted.

     Waiver Procedures for Executive Officers and Directors. Waiver requests by an executive officer or member of the Board of Directors shall be referred by the Compliance Committee Member, with his recommendation, to the Board of Directors or a committee thereof for consideration. If either (i) a majority of the independent directors on the Board of Directors, or (ii) a committee comprised solely of independent directors agrees that the waiver should be granted, it will be granted. The company will disclose the nature and reasons for the waiver on a Form 8-K to be filed promptly with the Securities and Exchange Commission or otherwise as required by the Securities and Exchange Commission or The American Stock Exchange. If the Board denies the request for a waiver, the waiver will not be granted and the associate may not pursue the intended course of action.

     It is the company's policy only to grant waivers from the Code in limited and compelling circumstances.

  FREQUENTLY ASKED QUESTIONS AND ANSWERS

     The following questions and answers address each associate's obligation to comply with the Code. The company has attempted to design procedures that ensure maximum confidentiality and, most importantly, freedom from the fear of retaliation for complying with and reporting violations under the Code.

       Q:   Do I have a duty to report violations under the Code?

       A: Yes, participation in the Code and its compliance program is mandatory. You must immediately report any suspected or actual violation of the Code to the Corporate Compliance Officer or the Compliance Committee Member. The Company will endeavor to keep reports confidential to the fullest extent practicable under the circumstances. Failure to report suspected or actual violations is itself a violation of the Code and may subject you to disciplinary action, up to and including termination of employment or legal action.

       Q: I'm afraid of being fired for raising questions or reporting violations under the Code. Will I be risking my job if I do?

       A: The Code contains a clear non-retaliation policy which is located in Section VIII of the Code, meaning that if you in good faith report a violation of the Code by the company, or its agents acting on behalf of the company, to the Corporate Compliance Officer or the Compliance Committee Member, the company will undertake to protect you from being fired, demoted, reprimanded or otherwise harmed for reporting the violation, even if the violation involves you, your supervisor, or senior management of the company. The Company will endeavor to keep confidential any report you make to the Corporate Compliance Officer or the Compliance Committee Member to the extent practicable under the circumstances.

  In addition, if you report a suspected violation under the Code which you reasonably believe constitutes a violation of a federal statute by the company, or its agents acting on behalf of the company, to a federal regulatory or law enforcement agency, you may not be reprimanded, discharged, demoted, suspended, threatened, harassed or in any manner discriminated against in the terms and conditions of your employment for reporting the suspected violation, regardless of whether the suspected violation involves you, your supervisor or senior management of the company.

          Q:      How are suspected violations investigated under the Code?

          A: When a suspected violation is reported to the Corporate Compliance Officer or the Compliance Committee Member, the Corporate Compliance Officer will gather information about the allegation by interviewing the associate reporting the suspected violation, the associate who is accused of the violation and/or any co-workers or associates of the accused associates to determine if a factual basis for the allegation exists. The reporting associate's immediate supervisor will not be involved in the investigation if the reported violation involved that supervisor. The Company will endeavor to keep the identity of the reporting associate confidential to the fullest extent practicable under the circumstances.

          If the report is not substantiated, the reporting associate will be informed and at that time will be asked for any additional information not previously communicated. If there is no additional information, the Corporate Compliance Officer will close the matter as unsubstantiated.

          If the allegation is substantiated, the Compliance Committee Member will make a judgment as to the degree of severity of the violation and the appropriate disciplinary response. In more severe cases, the Compliance Committee Member will make a recommendation to the Board of Directors of the company for its approval. The Board's decision as to disciplinary and corrective action will be final. In the case of less severe violations, the Corporate Compliance Officer may refer the violation to the Human Resources Department for appropriate disciplinary action.

          The Compliance Committee Member shall provide a summary of all matters considered under the Code to the Board of Directors or a committee thereof at each regular meeting thereof, or sooner if warranted by the severity of the matter.

          The company will endeavor to keep all proceedings and the identity of the reporting person as confidential as practicable under the circumstances.

          Q: Do I have to participate in any investigation under the Code?

          A: Your full cooperation with any pending investigation under the Code is a condition of your continued relationship with the company. The refusal to cooperate fully with any investigation is a violation of the Code and grounds for discipline, up to and including termination.

          Q:      What are the consequences of violating the Code?

          A: As explained above, associates who violate the Code may be subject to discipline, up to and including termination of employment. Associates who violate the Code may simultaneously violate federal, state, local or foreign laws, regulations or policies. Such associates may be subject to prosecution, imprisonment and fines, and may be required to make reimbursement to the company, the government or any other person for losses resulting from the violation. They may be subject to punitive or treble damages depending on the severity of the violation and applicable law.

          Q: What if I have questions under the Code or want to obtain a waiver under any provision of the Code?

          A: The Corporate Compliance Officer and the Compliance Committee Member can help answer questions you may have under the Code. Particularly difficult questions will be answered with input from the Compliance Committee Member. In addition, Section IX of the Code provides information on how you may obtain a waiver from the Code; waivers will be granted only in very limited circumstances. You should never pursue a course of action that is unclear under the Code without first consulting the Corporate Compliance Officer or the Compliance Committee Member, and if necessary, obtaining a waiver from the Code.


  APPENDIX TO CORPORATE CODE OF CONDUCT AND ETHICS

  ASSOCIATE'S AGREEMENT TO COMPLY

  I have read CVD Equipment Corporations Corporate Code of Conduct and Ethics (the "Code"). I have obtained an interpretation of any provision about which I had a question. I agree to abide by the provisions of the Code. Based on my review, I acknowledge that

  ____ To the best of my knowledge, I am not in violation of, or aware of any violation by others of, any provision contained in the Code;

  OR

  ____ I have made a full disclosure on the reverse side of this acknowledgement of the facts regarding any possible violation of the provisions set forth in the Code.


     In addition, I understand that I am required to report any suspected or actual violation of the Code. I understand that I am required to cooperate fully with the company in connection with the investigation of any suspected violation. I understand that my failure to comply with the Code or its procedures may result in disciplinary action, up to and including termination.

  By:
  Date:

  Name     (Please print):
  Department/Location:



                                                                 Exhibit 21.1
  SUBSIDIARIES

  CVD Materials Corporation, a New York corporation, is a wholly owned subsidiary of CVD Equipment Corporation.

                                                                 Exhibit 31.1
    Certifications Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-
                               Oxley Act of 2002

  I, Leonard A. Rosenbaum, certify that:
     1. I have reviewed this annual report on Form 10-KSB of CVD Equipment Corporation;
     2. Based upon my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;
     4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
       (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
       (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
       (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting and
     5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial data; and
       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

    Dated: March 31, 2005
          /s/ Leonard A. Rosenbaum
          ----------------------------------------
          President, Chief Executive Officer and Director
                                                                Exhibit 31.2
    Certifications Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-
                               Oxley Act of 2002

  I, Glen R. Charles, certify that:
     1. I have reviewed this annual report on Form 10-KSB of CVD Equipment Corporation;
     2. Based upon my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
     3. Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;
     4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
       (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
       (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
       (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting and
     5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial data; and
       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

    Dated: March 31, 2005
         /s/ Glen R. Charles
         ----------------------------------------
         Chief Financial Officer

                                                                 Exhibit 32.1

                  Certification of Principal Executive Officer
                        Pursuant to U.S.C. Section 1350
        As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                      2002



  I, Leonard A. Rosenbaum, President and Chief Executive Officer of CVD Equipment Corporation, hereby certifies, to my knowledge, that the annual report on Form 10-KSB for the period ending December 31, 2004 of CVD Equipment Corporation (the "Form 10-KSB") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.


  Dated: March 31, 2005   /s/   Leonard A. Rosenbaum
                          Leonard A. Rosenbaum
                          Chief Executive Officer
                          (Principal Executive Officer)

                                                                 Exhibit 32.2

                  Certification of Principal Financial Officer
                        Pursuant to U.S.C. Section 1350
        As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                      2002



  I, Glen R. Charles, Chief Financial Officer of CVD Equipment Corporation, hereby certifies, to my knowledge, that the annual report on Form 10-KSB for the period ending December 31, 2004 of CVD Equipment Corporation (the "Form 10-KSB") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.


  Dated: March 31, 2005   /s/   Glen R. Charles
                          Glen R. Charles
                          Chief Financial Officer
                          (Principal Financial Officer)

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page No.

  Report of Independent Registered Public Accounting Firm   ........  F1

  Independent Auditor's Report                    ..................  F2

  Financial Statements:

  Consolidated Balance Sheets at December 31, 2004 and 2003   ......  F3

  Consolidated Statements of Operations for the years ended
     December 31, 2004 and 2003                   ..................  F4

  Consolidated Statements of Stockholders' Equity for the
     Years ended December 31, 2004 and 2003       ..................  F5

  Consolidated Statements of Cash Flows for the years ended
     December 31, 2004 and 2003                   ..................  F6

  Notes to Consolidated Financial Statements      ..................  F7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


  To the Board of Directors and Stockholders of CVD Equipment Corporation
    Ronkonkoma, New York

  We have audited the accompanying consolidated balance sheet of CVD Equipment Corporation and its subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CVD Equipment Corporation and its subsidiary as of December 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.






  MOORE STEPHENS, P. C.
  Certified Public Accountants.

  Cranford, New Jersey
  February 25, 2005

                            INDEPENDENT AUDIT REPORT
                            ------------------------

  To the Board of Directors and Stockholders
  CVD Equipment Corporation
  Ronkonkoma, NY

  We have audited the accompanying consolidated balance sheet of CVD Equipment Corporation and Subsidiary (the "Company") as of December 31, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVD Equipment Corporation and Subsidiary as of December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


  ALBRECHT, VIGGIANO, ZURECK & COMPANY, P.C.
  Hauppauge, New York
  February 20, 2004

                                                            F-3

                                         CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
                                                Consolidated Balance Sheets
                                                 December 31, 2004 and 2003

                                                                                           2004               2003
                                                                                      -------------    -------------
  ASSETS
  Current Assets
       Cash and cash equivalents                                                      $    171,463     $    321,490
       Accounts receivable, net                                                          2,375,257        1,819,744
       Cost  and estimated earnings in excess of billings
          on uncompleted contracts                                                       1,110,362          575,734
       Inventories                                                                       1,823,453        1,425,851
       Other current assets                                                                110,743           74,247
                                                                                      -------------    -------------
                                                                Total Current Assets     5,591,278        4,217,066

  Property, plant and equipment, net                                                     5,153,017        5,400,032

  Deferred income taxes                                                                    300,743          440,362

  Other assets                                                                             398,587          144,458

  Intangible assets, net                                                                   109,558          122,977
                                                                                      -------------    -------------
                                                                        Total Assets  $ 11,553,183     $ 10,324,895
                                                                                      =============    =============

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
       Current maturities of long-term debt                                           $    213,394     $    177,381
       Short-term notes payable                                                            850,000              -
       Accounts payable                                                                    725,706          520,525
       Accrued expenses                                                                    584,443          426,838
       Accrued professional fees - related party                                            41,626           40,578
       Customer Deposits                                                                   298,152           20,595
       Billings in excess of costs on uncompleted contracts                                    -            174,068
                                                                                      -------------    -------------

                                                           Total Current Liabilities     2,713,321        1,359,985
  Long-term Debt, net of current portion                                                 3,140,628        3,336,400
  Commitments and Contingencies                                                                -                -
                                                                                      -------------    -------------
                                                                   Total Liabilities  $  5,853,949     $  4,696,385
                                                                                      -------------    -------------


  Stockholders' Equity:
       Common stock - $0.01 par value -10,000,000 shares authorized;
       3,039,100 shares issued & outstanding
       at December 31, 2004 and 2003                                                        30,391           30,391
       Additional paid-in capital                                                        2,902,149        2,902,149
       Retained earnings                                                                 2,766,694        2,695,970
                                                                                      -------------    -------------
                                                          Total Stockholders' Equity     5,699,234        5,628,510
                                                                                      -------------    -------------

                                          Total Liabilities and Stockholders' Equity  $ 11,553,183     $ 10,324,895
                                                                                      =============    =============
          See Notes to Consolidated Financial Statements

                                                                     F-4

                                         CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
                                           Consolidated Statements of Operations
                                           Years ended December 31, 2004 and 2003

                                                                                          2004             2003
                                                                                      -------------    -------------
  Revenue
       Revenue on completed contracts                                                 $  7,647,369     $  9,065,679
       Revenue on uncompleted contracts                                                  2,226,223          722,260
                                                                                      -------------    -------------
                                                                                         9,873,592        9,787,939
                                                                                      -------------    -------------
  Costs of revenue
       Cost on completed contracts                                                       5,406,889        7,180,226
       Cost on uncompleted contracts                                                     1,142,057          303,771
                                                                                      -------------    -------------
                                                                                         6,548,946        7,483,997
                                                                                      -------------    -------------
  Gross profit                                                                           3,324,646        2,303,942
                                                                                      -------------    -------------
  Operating expenses
       Selling and shipping                                                                691,281          740,266
       General and administrative                                                        2,225,250        2,123,603
       Related party - professional fees                                                    26,464           40,578
                                                                                      -------------    -------------

  Total operating expenses                                                               2,942,995        2,904,447

  Operating income (loss)                                                                  381,651         (600,505)
                                                                                      -------------    -------------
  Other income (expense)
       Interest income                                                                         752            1,243
       Interest expense                                                                   (212,547)        (208,944)
       Other income                                                                         26,001          310,042
                                                                                      -------------    -------------
  Total other (expense) income, net                                                       (185,794)         102,341
                                                                                      -------------    -------------

  Income (loss) before income tax (expense) benefit                                        195,857         (498,164)
  Income tax (expense) benefit                                                            (125,133)         161,214
                                                                                      -------------    -------------

  Net income (loss)                                                                   $     70,724     $   (336,950)
                                                                                      =============    =============


  Basic income (loss) per common share                                                $       0.02     $      (0.11)
  Diluted income (loss)per common share                                               $       0.02     $      (0.11)

  Weighted average common shares outstanding
  basic income per share                                                                 3,039,100        3,039,100

  Weighted average common shares outstanding
  diluted income per share                                                               3,053,494        3,039,100





          See Notes to Consolidated Financial Statements

                                                            F-5

                                          CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                                      Consolidated Statements of Stockholder's' Equity
                                           Years ended December 31, 2004 and 2003


                                                                      Additional                            Total
                                    Common Stock                        Paid -In        Retained    Shareholder's
                                           Shares        Amount          Capital        Earnings           Equity
                                       --------------------------   -------------   -------------   --------------
  Balance - December 31, 2002             3,039,100   $   30,391    $  2,902,149    $  3,032,920     $  5,965,460

  Net loss                                                                              (336,950)        (336,950)

  Balance - December 31, 2003             3,039,100       30,391       2,902,149       2,695,970        5,628,510

  Net income                                                                              70,724           70,724

  Balance - December 31, 2004             3,039,100   $   30,391    $  2,902,149    $  2,766,694     $  5,699,234























  See Notes to Consolidated Financial Statements

                                                            F-6

                                         CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
                                           Consolidated Statements of Cash Flows
                                           Years ended December 31, 2004 and 2003

                                                                                          2004             2003
                                                                                      -------------    -------------
  Cash flows from operating activities:
       Net income (loss)                                                              $     70,724     $   (336,950)
       Adjustments to reconcile net income (loss)
       to net cash (used in) provided by operating activities:
       Depreciation and amortization                                                       356,884          351,579
       Deferred tax (benefit) provision                                                    139,619          (96,288)
       Bad debt provision                                                                    4,430            1,241
       Changes in operating assets and liabilities
       Accounts receivable                                                                (559,942)          31,808
       Cost in excess of billings on uncompleted contracts                                (534,628)         207,912
       Inventory                                                                          (397,602)         597,636
       Other current assets                                                                (36,496)         119,985
       Other assets                                                                       (302,694)         (45,902)
        Accounts payable                                                                   205,181         (417,529)
        Accrued expenses                                                                   158,655          130,712
        Customer Deposits                                                                  277,557           20,595
        Billing in excess of costs on uncompleted contracts                               (174,068)          27,681
                                                                                      -------------    -------------
    Net cash (used in) provided by operating activities                                   (792,380)         592,480
                                                                                      -------------    -------------

  Cash flows from investing activities:
       Capital expenditures                                                                (47,886)         (67,403)
                                                                                      -------------    -------------
  Net cash used in investing activities                                                    (47,886)         (67,403)
                                                                                      -------------    -------------

  Cash flows from financing activities
       Proceeds of short-term borrowings                                                 1,425,000        1,024,000
       Payments of short-term borrowings                                                  (575,000)      (1,374,000)
       Proceeds of long-term debt                                                           26,460              -
       Payments of long-term debt                                                         (186,221)        (177,124)
                                                                                      -------------    -------------
  Net cash provided by (used in) financing activities                                      690,239         (527,124)
                                                                                      -------------    -------------

  Net decrease in cash and cash equivalents                                               (150,027)          (2,047)

  Cash and cash equivalents at beginning of year                                           321,490          323,537
                                                                                      -------------    -------------

  Cash and cash equivalents at end of year                                            $    171,463     $    321,490
                                                                                      =============    =============





          See Notes to Consolidated Financial Statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

  Note 1 - Business Description

  CVD Equipment Corporation and Subsidiary (the "Company"), a New York corporation, was organized and commenced operations in October 1982. Its principal business activities include the manufacturing of chemical vapor deposition equipment, customized gas control systems and a line of furnaces all of which are used primarily to produce semiconductors and other electronic components. The Company engages in business throughout the United States and the world.

  Note 2 - Summary of Significant Accounting Policies

  Principles of Consolidation

  The consolidated financial statements include the accounts of CVD Equipment Corporation and its wholly owned subsidiary. In December 1998 , a subsidiary, Stainless Design Concepts, Ltd., was formed as a New York Corporation. In April 1999, this subsidiary was merged into CVD Equipment Corporation. The Company has one inactive subsidiary, CVD Materials Corporation as of December 31, 2004 and 2003. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as long-term contracts, allowance for doubtful accounts, depreciation and amortization , taxes and warranties.

  Revenue and Income Recognition

  The company recognizes revenues and income using the percentage-of-completion method for custom production-type contracts while revenues from other products are recorded when such products are accepted and shipped. Profits on custom production-type contracts are recorded on the basis of the Company's estimates of the percentage-of-completion of individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Under this method, revenues are recognized based on costs incurred to date compared with total estimated costs.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

  The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

  The liability, "Billings in excess of costs on uncompleted contracts," represents amounts billed in excess of revenues earned.

  Inventories

  Inventories are valued at the lower of cost (determined on the first-in, first-out method) or market.

  Reclassifications

  Certain items have been reclassified in the 2003 financial statements to conform to the 2004 presentation. These reclassifications have no effect on the net (loss) previously reported.

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

  Property, Plant and Equipment

  Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged against operations as incurred. The cost of certain labor and overhead which is expected to benefit future periods, has been capitalized and amortized. Depreciation and amortization are computed by the straight-line method for financial statement purposed over the following estimated useful lives:

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

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003


                                                          Estimated
                                                          Useful Life
                                                          ------------
                  Furniture and fixtures                   8 years
                  Computer equipment                       5 years
                  Transportation equipment                 3 years

  Software Capitalization

  The Company follows Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs totaled $235,217 and $55,408 for the years ended December 31, 2004 and 2003 respectively and are included in Other Assets. All software is amortized straight-line over its useful life of three years. Amortization expense related to software totaled $40,299 and $31,111 for the years ended December 31, 2004 and 2003, respectively.

  Intangible Assets

  The cost of intangible assets is being amortized on a straight-line basis over their useful lives ranging from 5 to 15 years.
  Amortization expense recorded by the Company in 2004 and 2003 totaled $13,419 and $13,416 respectively.

  Bad Debts

  Accounts receivables are presented net of an allowance for doubtful accounts of $23,728 and $19,298 as of December 31, 2004 and 2003, respectively. The allowance is based on prior experience and management's evaluation of the collectibility of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in economic conditions.

  Product Warranty

  The Company records warranty costs as incurred and does not provide for possible future costs. Management estimates such costs not to be material based on prior experience. However, it is reasonably possible that this estimate may change in the future.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

  Advertising Costs

  The company expenses advertising costs which are not expected to benefit future periods. Advertising expenses included in selling and shipping expenses were $21,765 and $16,143 in 2004 and 2003, respectively. The Company capitalizes certain advertising costs included in Other Assets, totaling $63,849 to develop a web site and to print brochures expected to be used in the future. Capitalized advertising costs are amortized straight-line over three years. Amortization expense related to advertising costs totaled $390 and $1,428 in 2004 and 2003, respectively. These costs have been fully amortized as of December 31, 2004.

  Interest Capitalization

  The Company follows the policy of capitalizing interest as a component of the cost of property, plant and equipment constructed for its own use. The amount is included in building improvements. During the years ended December 31, 2004 and 2003, the Company did not capitalize any interest.

  Income Per Share

  Basic net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted income per share for 2004 reflects the dilutive effect of the assumed exercise of options. Potentially dilutive shares related to the exercise of stock options were excluded from the diluted loss per share calculation for the year ended December 31, 2003, because their effects would have been antidilutive.

  Cash and Cash Equivalents

  The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.

  Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain safety and liquidity. The Company sells products and services to various companies across several industries in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. Generally, the Company does not require collateral or other security to support customer receivables. See Note 14 for concentration details.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

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

  Stock-Based Compensation

  The Company accounts for stock-based employee compensation under Accounting Principles Board ("APB") Opinion No. 25. "Accounting for Stock Issued to Employees", and related interpretations. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was released in December 2002 as an amendment of SFAS No. 123. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant.

  Shipping and Handling

  It is the Company's policy to include freight in total sales. The amount included in sales was $18,304 and $48,288 for the years ended December 31, 2004 and 2003, respectively. Included in selling and shipping is $58,629 and $91,516 for shipping and handling costs for 2004 and 2003, respectively.

  Recently Issued Accounting Standards

  In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS NO. 151"), "Inventory Costs-an amendment to ARB No.43," effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement provides guidance to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage), among other production costs. Provisions of ARB No. 43 stated that under some circumstances, items such as idle facility expense, excessive spoilage and other costs may be so abnormal as to require treatment as current period charges. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Adoption of the Statement is not expected to have a material impact on the financial statements of the Company.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

  In November 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions-An amendment of SFAS NO. 66 and 67. This Statement amends SFAS No. 66. "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state the guidance for (a) incidental costs and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to guidance in SOP 04-2, effective for financial statements with fiscal years beginning after June 15, 2005. Adoption of this Statement is not expected to have a material impact on the financial statements of the Company.

  In November 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an amendment to APB No. 29," effective for nonmonetary asset exchanges occurring in fiscal years beginning after June 15, 2005. This Statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this Statement is not expected to have a material impact on the financial statements of the Company.

  In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R (SFAS 123R), "Share-Based Payment." Under previous practice, the reporting entity could account for share-based payment under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and disclose share-based compensation as if accounted for under the provisions of Statement of Financial Accounting Standard No. 123 (SFAS No. 123), " Accounting for Stock-Based Compensation." Under the provisions of SFAS No. 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

  The Company expects to adopt SFAS No. 123R effective with the beginning of the quarter ended March 31, 2006. Adoption of the standard is currently expected to reduce future earnings by an amount consistent with the reductions shown in recent pro forma disclosures provided under the provisions of SFAS No. 123. Application of this pronouncement requires significant judgement regarding the assumptions used in the selected option pricing model, including stock price volatility and employee exercise behavior. Most of these inputs are either highly dependent on the current economic environment at the date of grant or forward-looking over the expected term of the award. As a result, the actual impact of adoption on future earnings could differ significantly from our current estimate.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

  Note 3 - Supplemental Cash Flow Information

  During 2003, options to purchase 87,500 common shares were issued to certain employees and members of the board of directors. The option price for all options granted in 2003 was equal to or greater than the fair market value per share on the date the option was granted and no compensation cost was recognized.

                                                    2004           2003
                                                ------------   ------------
  Cash paid during the year for:
      Income taxes, net of refunds              $     3,256    $   (61,621)
      Interest                                      212,547        208,944

  Note 4 - Uncompleted Contracts


  Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

                                                    2004           2003
                                                ------------   ------------
  Costs incurred on uncompleted contracts       $ 1,142,057    $   303,772
          Estimated earnings                      1,084,166        951,894
                                                ------------   ------------
                                                  2,226,223      1,255,666
          Billings to date                       (1,115,861)      (854,000)
                                                ------------   ------------
                                                $ 1,110,362    $   401,666
                                                ============   ============

  Included in accompanying balance sheets
      Under the following captions:

      Costs and estimated earnings in excess
        of billings on uncompleted contracts    $ 1,110,362    $   575,734
      Billings in excess of costs and estimated
        earnings on uncompleted contracts             ---         (174,068)
                                                ------------   ------------
                                                $ 1,110,362    $   401,666
                                                ------------   ------------

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

  Note 5 - Inventory

                                                        December 31,
                                                    2004           2003
                                                ------------   ------------
  Raw materials                                 $   628,934    $   777,893
  Work-in-process                                   686,325        108,350
  Finished goods                                    508,194        539,608
                                                ------------   ------------
                                                $ 1,823,453    $ 1,425,851
                                                ------------   ------------

  Note 6 - Property, Plant and Equipment
  Major classes of property, plant and equipment consist of the following:

                                                    2004           2003
                                                ------------   ------------
  Land                                          $   760,000    $   760,000
  Buildings                                       2,815,839      2,815,839
  Building improvements                           1,378,552      1,372,505
  Machinery and equipment                         1,246,470      1,222,587
  Capitalized labor and overhead                    216,602        216,602
  Furniture and fixtures                            224,542        214,903
  Computer equipment                                201,377        193,063
  Transportation equipment                           74,709         74,709
                                                ------------   ------------
          Totals at Cost                          6,918,091      6,870,208
  Accumulated depreciation and amortization      (1,765,074)    (1,470,176)
                                                ------------   ------------
                                                $ 5,153,017    $ 5,400,032
  Depreciation and amortization expense         $   294,901    $   297,747
                                                ------------   ------------


                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

  Note 7 - Intangible Assets

  Intangible assets are summarized as follows:

  December 31, 2004

                         Weighted Average                   Accumulated    Net of Accumulated
  Intangible Asset       Amortization Period      Cost      Amortization   Amortization
  -----------------      -------------------   ----------   ------------   ------------------
  Licensing Agreement             5               10,000         10,000                0
  Patents & Copyrights           14               32,019         12,021           19,998
  Intellectual Property          15              100,000         23,335           76,665
  Other                           5               21,492          8,597           12,895


  Totals                         13              163,511         53,953          109,558


  December 31, 2003

                         Weighted Average                   Accumulated    Net of Accumulated
  Intangible Asset       Amortization Period      Cost      Amortization   Amortization
  -----------------      -------------------   ----------   ------------   ------------------
  Licensing Agreement             5               10,000         10,000                0
  Patents & Copyrights           14               32,019          9,568           22,451
  Intellectual Property          15              100,000         16,668           83,332
  Other                           5               21,492          4,298           17,194


  Totals                         13              163,511         40,534          122,977

  The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2004 is as follows:

  Year Ended
  December 31,
  2005                                            $   13,417
  2006                                                13,417
  2007                                                13,417
  2008                                                 9,119
  2009                                                 7,619
  Thereafter                                          52,569

     Total                                        $  109,558

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

  Note 8 - Financing Arrangements

  The Company has a line of credit with a bank which allows the Company to borrow up to $1,000,000 until June 1, 2005. Interest is payable on any unpaid principal balance at the bank's prime rate plus 3/4 of 1%. As of December 31, 2004 and 2003 $850,000 and $0 was outstanding on this facility. The prime rate was 5.25% and 4.0% at December 31, 2004 and 2003 respectively. The weighted average interest rate on the Company's short-term borrowings for 2004 and 2003 was 5.46% and 4.80% respectively.

  Note 9 - Long-term Debt

  Long-term debt consists of the following:
                                                                          2004            2003
                                                                     -------------   -------------
  KIDCO REALTY CORP.
       $900,000 purchase money mortgage secured by
       real property, building and improvements in
       Saugerties, New York; payable in equal monthly
       installments of $5,988 including interest at 7%
       per annum; entire principal comes due in
       May 2009.                                                     $    838,645    $    851,308

  GENERAL ELECTRIC CAPITAL CORPORATION
       $2,700,000 mortgage payable secured by real
       property, building and improvements in
       Ronkonkoma, New York; payable in equal
       monthly installments of $22,285, including
       interest at 5.67% per annum; pursuant to an
       installment sale agreement with the Town of
       Islip Industrial Development Agency; final
       payment due March 2017.                                          2,357,668       2,476,851


  NORTH FORK BANK
       Sixty month installment note; payable in
       monthly installments of $4,922, including
       interest at 7.74% per annum; final payment
       due October 2007; collateralized by
       equipment costing $244,239.                                        140,087         185,622


                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

                                                                          2004            2003
                                                                     -------------   -------------
  KEY EQUIPMENT FINANCE
       Twenty-four month installment note, payable
       In monthly installments of $1,123, including
       Interest at 1.9% per annum; final payment due
       May 2006, collateralized by software
       costing $26,460.                                                    17,622               0
                                                                     -------------   -------------

                                                                        3,354,022       3,513,781
       Less: Current maturities                                           213,394         177,381
                                                                     -------------   -------------
                                                                     $  3,140,628    $  3,336,400
                                                                     -------------   -------------


  Future maturities of long-term debt as follows:

          Year ended December 31, 2005                               $    213,394
          Year ended December 31, 2006                                    217,204
          Year ended December 31, 2007                                    207,088
          Year ended December 31, 2008                                    179,394
          Year ended December 31, 2009                                    950,276
                                     Thereafter                         1,586,666
                                                                     -------------
                                                                     $  3,354,022
                                                                     =============

  Note 10 - Income per Share

  The calculation of basic and diluted weighted average common shares outstanding is as follows:

                                                                          2004            2003
                                                                     -------------   -------------
  Weighted average common shares outstanding
  basic income per share                                                3,039,100       3,039,100

  Effect of potential common share issuance:
          Stock options                                                    14,394           ---
                                                                     -------------   -------------

  Weighted average common shares outstanding
  Diluted income per share                                              3,053,494       3,039,100
                                                                     =============   =============

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

  Outstanding options to purchase 305,900 shares were not included in the earnings per share calculation at December 31, 2004, because the exercise price was higher than the market price. Potentially dilutive shares related to the exercise of stock options to purchase 365,400 shares were excluded from the diluted loss per share calculation at December 31, 2003, because their effects would have been antidilutive. These options could potentially dilute earnings in the future.

  Note 11 - Income Taxes

  The provision (benefit) for income taxes includes the following:

                                                                          2004            2003
                                                                     -------------   -------------
          Current:
              Federal                                                $      ---      $    (65,761)
              State                                                       (14,486)            835
                                                                     -------------   -------------
                  Total Current Provision (Benefit)                       (14,486)        (64,926)
          Deferred:
              Federal                                                      85,638         (77,849)
              State                                                        53,981         (18,439)
                                                                     -------------   -------------
                 Total Deferred Provision (Benefit)                       139,619         (96,288)
                                                                     -------------   -------------
                                                                     $    125,133    $   (161,214)
                                                                     =============   =============

  The Company has New York State investment tax credit carryforwards of $263,160 that may be offset against future state tax liabilities through the year 2019 and other state tax credits totaling $316,053 which may be carried forward indefinitely. The Company accounts for investment tax credits primarily by the flow-through method.

  As of December 31, 2004, the Company had federal and state net operating loss (NOL's) carryforwards totaling approximately $625,000 and $342,000, respectively. These NOL's were incurred in the 2003 tax year and may be used to offset taxable income in future periods through 2023.

  The Company also has capital loss carryforwards incurred in prior periods totaling approximately $24,000 set to expire 2005.

  The difference between the provision for income taxes at the Company's effective income tax rate and the federal statutory rate of 34% is as follows:

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

                                                             2004            2003
                                                         -------------   -------------

          Statutory rate                                      34%             34%
          State taxes, net of federal benefits                 7%              7%
          Investment and other tax credits                    24%            (73%)
                                                         -------------   -------------
                                          Totals              65%            (32%)
                                                         =============   =============

  The tax effects of temporary differences giving rise to significant portions of deferred taxes are as follows:

                                                             2004            2003
                                                         -------------   -------------

          Allowance for doubtful accounts                $      9,320    $      7,472
          Inventory capitalization                             67,353          39,618
          Deferred revenue                                   (425,860)       (368,573)
          Net operating loss                                  222,555         289,570
          Depreciation and amortization                      (190,376)       (157,462)
          Investment tax credit                               579,213         615,133
  Vacation Accrual                                             28,963          14,604
  Other                                                         9,575               0
                                                         -------------   -------------
                    Net deferred tax asset               $    300,743    $    440,362
                                                         -------------   -------------

  Management believes the net deferred tax asset will more likely than not be realized. In assessing the likelihood of realization, management considers estimates of future taxable income. However, it is at least reasonably possible that management's estimate of future realization may change in the near term.

  Note 12 - Stock Option Plans

  On June 15, 1989 the Company instituted a non-qualified stock option plan (the "Plan"). In connection therewith, 700,000 shares of the Company's common stock are reserved for issuance pursuant to options that may be granted under the Plan through June 30, 2009. On June 3, 1996, the Company issued 84,000 options which expire ten years from the date of grant. None of these options were exercisable until June 3, 1999. The option price was less than the fair market value per share on the date the 1996 options were granted. On April 15, 1998, 140,000 options were granted to employees under this plan. Options granted in 1998 vest straight-line over a four-year period following the date of grant and expire five years after the date of grant. On July 16, 1999, 52,500 options were granted to employees under this Plan. Options granted in 1999 vest incrementally over a four-year period following the date of grant and expire seven years after the date of grant. On February 2, 2000, 242,000 options were granted to employees under this plan.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

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

  In July 2001, the shareholders approved a non-qualified stock option plan covering key employees, officers, directors and other persons that may be considered as service providers to the Company. Options will be awarded by the Board of Directors or by a committee appointed by the board. Under the plan, an aggregate of 300,000 shares of Company common stock, $.01 par value, are reserved for issuance or transfer upon the exercise of options which are granted. Unless otherwise provided in the option agreement, options granted under the plan shall become exercisable in 25% installments commencing one year from the anniversary date of the grant.

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

  A summary of stock option activity related to the Company's Plan is as follows:

                                     Beginning      Granted   Exercised   Canceled   Ending
                                     Balance        During    During      During     Balance
                                     Outstanding    Period    Period      Period    Outstanding  Exercisable
                                     -----------   ---------  ---------  ---------  -----------  -----------
  Year ended December 31, 2003
  Number of shares                     396,650        87,500      -0-      118,750    365,400      196,290
  Weighted average exercise price
   per share                           $  1.65       $  1.75    $ -0-      $  1.59    $  1.69      $  1.66
  Year ended December 31, 2004
  Number of shares                     365,400         -0-        -0-       10,000    355,400      296,650
  Weighted average exercise price
  Per share                            $  1.69         -0-      $ -0-      $  1.75    $  1.69      $  1.68

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

  The following table summarizes information about the options at December 31, 2004.

                             Options Outstanding         Options Exercisable
                   -----------------------------------  ---------------------
                                  Weighted
                                  Average     Weighted               Weighted
                                  Remaining   Average                Average
      Exercise      Number       Contractual  Exercise     Number    Exercise
     Price Range   Outstanding      Life       Price    Exercisable  Price
    -------------  -----------  ------------  --------  -----------  --------
    $0.13 - $1.00     49,500      1.55 years    $ 1.00      49,500     $ 1.00
    $1.25 - $1.50     75,000      5.74 years    $ 1.40      25,000     $ 1.40
    $1.51 - $1.75    169,900      2.09 years    $ 1.75     169,900     $ 1.75
    $2.00 - $2.75     45,000      2.56 years    $ 2.00      45,000     $ 2.00
    $3.00 - $3.25      3,500      2.50 years    $ 3.25       3,500     $ 3.25
    $3.75 - $4.00     12,500      4.25 years    $ 3.88       3,750     $ 3.88

  The Company accounts for the stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to its stock-based employee compensation: See Note 2.

  The weighted average grant date fair value of options granted during 2003 was $1.75. There were no options granted in 2004.

                                                             2004            2003
                                                         -------------   -------------

          Net income (loss), as reported                 $     70,724    $   (336,950)

          Add: Stock-based employee compensation
          expense included in reported net income (loss),
          net of related tax effects                            -0-             -0-

          Deduct: Total stock-based employee
          compensation expense determined under
          fair value based method for all awards, net
          of related tax effects                         $    (71,978)   $    (57,985)
                                                         -------------   -------------

          Pro-forma net (loss)                           $     (1,254)   $   (394,935)
                                                         =============   =============

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

  Income (loss) per share:                                    2004            2003
                                                         -------------   -------------
                    Basic-as reported                      $   .02         $  (.11)
                    Basic-pro forma                        $   .00         $  (.13)

                    Diluted -as reported                   $   .02         $  (.11)
                    Diluted -pro forma                     $   .00         $  (.13)

  The fair value used in the pro forma data was estimated by using the Black-Scholes option-pricing model which took into account as of the grant date, the exercise price and the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. The following is the average of the data used for the following items.

                         Risk-Free                   Expected    Expected
  Year Ended           Interest Rate  Expected Life  Volatility  Dividends
  -------------------  -------------  -------------  ----------  ---------
  December 31, 2003        2.5%         5.7 Years     47.725%       None

  There were no options granted in 2004.

  Note 13 - Defined Contribution Plan

  On August 1, 1998, the Company adopted a 401(k) Plan for the benefit of all eligible employees. All employees as of the effective date of the 401(k) Plan became eligible. An employee who became employed after August 1, 1998, would become a participant after three months of continuous service.

  Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are optional. During the years ended December 31, 2004 and 2003 the Company incurred administrative costs totaling $2,530 and $2,869 respectively. No employer contribution has been made for 2004 and 2003.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

  Note 14 - Concentration of Credit Risk

  Cash

  The Company places most of its temporary cash investments with one financial institution. Balances normally exceed the federal Deposit Insurance Corporation limit. The amount at risk at December 31, 2004 was approximately $76,000. The Company has not experienced any loss to date as a result of this policy.

  Significant Customers

  The Company's sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology. In 2004, one customer from the Conceptronic division represented approximately 17% of the Company's total revenue for the year and 16% of the Company's total billed and unbilled receivables at December 31, 2004. Two other customers, one each from the CVD and SDC divisions, represented approximately 11% and 23% of total billed and unbilled receivables at December 31, 2004. In 2003, one customer of Conceptronic represented approximately 12% and one customer of the CVD division represented 13% of the Company's annual revenue. These customers represented less than 1% of total billed and unbilled receivables at December 31, 2003.

  Export Sales

  Export sales to unaffiliated customers represented approximately 32% and 26% of sales for the years ended December 31, 2004 and 2003, respectively, Export sales in 2004 and 2003 were primarily to customers in Asia. All contracts are denominated in U.S. dollars. The Company does not enter into any foreign exchange contracts.

  Note 15 - Related Party Transactions

  The general counsel for the Company is also a director. The Company incurred legal fees for his professional services of approximately $26,000 and $41,000 for the years ended December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, the Company owed the general counsel approximately $41,000.

  Note 16 - Other Income

  Other income for the year ended December 31, 2003 consists of approximately $140,000 in cash received on the collection of accounts receivable exceeding the amount booked as part of the purchase of assets on June 17, 2002.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

  Note 17 - Segment Reporting

  The Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." The Company operates through
  (3) segments, CVD, SDC and Conceptronic. The CVD division is utilized for silicon, silicon germanium, silicon carbide and gallium arsenide processes. SDC is the Company's ultra-high purity manufacturing division in Saugerties, New York. Conceptronic is a manufacturer of Surface Mount Technology equipment. The accounting policies of CVD, SDC and Conceptronic are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based on several factors, of which the primary financial measure is earnings before taxes.

  The following table presents certain information regarding the Company's segments at December 31, 2004 and for the year then ended:

                               CVD             SDC        Conceptronic    Eliminations    Consolidated
                          -------------   -------------   -------------   -------------   -------------

  Assets                  $ 10,026,553    $  2,604,804    $  2,878,597    $ (3,956,771)   $ 11,553,183
                          =============   =============   =============   =============   =============
  Revenue                 $  2,885,410    $  2,843,293    $  4,948,170    $   (803,281)   $  9,873,592
  Interest Income                -0-               752           -0-                               752
  Interest Expense              76,678          59,190          76,679                         212,547
  Depreciation and
  amortization                 201,958         130,876          24,050                         356,884
  Capital
    expenditures                36,721           8,150           3,015                          47,886
  Pretax (loss) earnings      (38,052)         140,380          93,529                         195,857


                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

  The following table presents certain information regarding the Company's segments at December 31, 2003 and for the year then ended:

                               CVD             SDC        Conceptronic    Eliminations    Consolidated
                          -------------   -------------   -------------   -------------   -------------

  Assets                  $  9,227,302    $  2,245,712    $  2,361,457    $ (3,509,577)   $ 10,324,894
                          =============   =============   =============   =============   =============

  Revenue                 $  3,779,878    $  2,360,711    $  4,106,780    $   (459,430)   $  9,787,939
  Interest Income                  586             657           -0-                             1,243
  Interest Expense             170,735          60,044         (21,835)                        208,944
  Depreciation and
    amortization               188,789         140,229          22,562                         351,580
  Capital
    expenditures                47,168          17,413           2,822                          67,403
  Pretax earnings (loss)        87,950        (205,884)       (380,230)                       (498,164)

  Note 18- Commitments and Contingencies

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