Form 10QSB
period 2005-03-31
CVD EQUIPMENT CORP
filed 2005-05-16
CIK 766792

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________
                                  Form 10-QSB
  (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
       SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2005

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from ____ to _____

                        Commission file number:  1-16525
                           CVD EQUIPMENT CORPORATION
                (Name of Small Business Issuer  in Its Charter)

            New York                                      11-2621692
         (State or Other Jurisdiction of               (I.R.S. Employer
       Incorporation or Organization)                Identification No.)
                             1860 Smithtown Avenue
                          Ronkonkoma, New York  11779
             (Address including zip code of registrant's Principal
                               Executive Offices)

                                 (631) 981-7081
                (Issuer's Telephone Number, Including Area Code)

             Securities registered under Section 12(b) of the Act:
                                      None
             Securities registered under Section 12(g) of the Act:
                         Common Stock, Par value $0.01
                                (Title of class)

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
       the past 90 days.                             Yes [X]    No [ ]

         Indicate by check mark whether issuer is an accelerated filer (as
       defined in Rule 12b-2 of the Exchange Act).   Yes [ ]    No [X]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,119,800 shares of Common Stock, $0.01 par value at May 12, 2005.
       ________________________________________________________________

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY

                                     Index



       Part I - Financial Information

            Item 1 - Financial Statements (unaudited)

            Consolidated Balance Sheets at March 31, 2005 (Unaudited)
            and December 31, 2004 ...................................      2

            Comparative Consolidated Statements of Operations (Unaudited)
            for the three months ended March 31, 2005 and 2004  .....      3

            Comparative Consolidated Statements of Cash Flows (Unaudited)
            for the three months ended March 31, 2005 and 2004  .....      4

            Notes to Unaudited Consolidated Financial Statements ....      5

            Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations  .....................     9

            Item 3 - Controls and Procedures  ........................    11

       Part II - Other Information  ..................................    12

            Item 1 - Legal Proceedings  ..............................    12
            Item 2 - Changes in Securities and Use of Proceeds  ......    12
            Item 3 - Defaults Upon Senior Securities  ................    12
            Item 4 - Submission of Matters to a Vote of Security
                      Holders ........................................    12
            Item 5 - Other Information  ..............................    12
            Item 6 - Exhibits and Reports Filed on Form 8-K  .........    12

       Signatures  ...................................................    13

       Exhibit Index  ................................................    14
       Certification of Chief Executive Officer  .....................    15
       Certification of Chief Financial Officer  .....................    16
       Certification of Chief Executive Officer pursuant to
            U.S.C. Section 1350  .....................................    17
       Certification of Chief Financial Officer pursuant to
            U.S.C. Section 1350   ....................................    18

                                       PART 1 - FINANCIAL INFORMATION
                                        Item 1 - Financial Statements

                                  CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
                                         Consolidated Balance Sheets

                                                                      March 31, 2005
                                                                        (Unaudited)      December 31, 2004
                                                                     ----------------    -----------------
  ASSETS
  Current Assets:
       Cash and cash equivalents                                      $   234,759         $   171,463
       Accounts receivable, net                                         1,990,403           2,375,257
       Cost in excess of billings on uncompleted contracts                378,096           1,110,362
       Inventories                                                      2,086,417           1,823,453
       Other current assets                                               126,428             110,743

                                                                     ----------------    -----------------
       Total current assets                                             4,816,103           5,591,278

  Property, plant and equipment, net                                    5,084,688           5,153,017
  Deferred income taxes                                                   300,743             300,743
  Other assets                                                            449,658             398,587
  Intangible assets, net                                                  106,204             109,558

                                                                     ----------------    -----------------
                                                                      $10,757,396         $11,553,183
                                                                     ================    =================

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
       Current maturities of long-term debt                           $   216,577         $   213,394
       Short-term notes payable                                           575,000             850,000
       Accounts payable                                                   663,625             725,706
       Accrued expenses                                                   430,393             584,443
       Accrued professional fees - related party                           10,000              41,626
       Customer deposits                                                      -               298,152
       Deferred revenue                                                    76,200                 -
                                                                     ----------------    -----------------
       Total current liabilities                                        1,971,795           2,713,321

  Long-term debt, net of current portion                                3,085,274           3,140,628
                                                                     ----------------    -----------------
       Total liabilities                                                5,057,069           5,853,949
                                                                     ----------------    -----------------

  Commitments and contingencies                                               -                   -

  Stockholders' Equity
       Common stock, par value  $.01 per share, authorized
        10,000,000 shares; issued and outstanding, 3,039,100 shares        30,391              30,391
       Additional paid-in capital                                       2,902,149           2,902,149
       Retained earnings                                                2,767,787           2,766,694
                                                                     ----------------    -----------------
                                                                        5,700,327           5,699,234
                                                                     ----------------    -----------------
                                                                      $10,757,396         $11,553,183
                                                                     ================    =================



                             See notes to the consolidated financial statements.

                                   CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                                    Consolidated Statements of Operations
                                                 (Unaudited)

                                                                           Three Months Ended
                                                                                  March 31,
                                                                           2005                2004
                                                                     ----------------    -----------------
  Revenue:
       Revenue on completed contracts                                 $ 1,746,500         $ 1,835,934
       Revenue on uncompleted contracts                                   651,570             356,001
                                                                     ----------------    -----------------
                                                                        2,398,070           2,191,935
                                                                     ----------------    -----------------
  Costs of Revenue
       Cost on completed contracts                                      1,293,548           1,350,487
       Cost on uncompleted contracts                                      333,179             251,578
                                                                     ----------------    -----------------
                                                                        1,626,727           1,602,065
                                                                     ----------------    -----------------

  Gross profit                                                            771,343             589,870
                                                                     ----------------    -----------------

  Operating expenses
       Selling and shipping                                               170,116             144,978
       General and administrative                                         531,264             468,932
       Related party - professional fees                                   10,000              12,500
                                                                     ----------------    -----------------
  Total operating expenses                                                711,380             626,410

  Operating income (loss)                                                  59,963             (36,540)
                                                                     ----------------    -----------------

  Other income (expense)
       Interest income                                                        626                 109
       Interest expense                                                   (62,543)            (56,867)
       Other income                                                         4,180               2,015
                                                                     ----------------    -----------------
  Total other (expense) income                                            (57,737)            (54,743)

  Income (loss) before income taxes                                         2,226             (91,283)

  Income tax provision                                                     (1,133)               (320)
                                                                     ----------------    -----------------

  Net income (loss)                                                   $     1,093         $   (91,603)
                                                                     ================    =================

  Basic income (loss) per common share                                $       -           $     (0.03)
                                                                     ================    =================

  Diluted income (loss) per common share                              $       -           $     (0.03)
                                                                     ================    =================

  Weighted average common shares outstanding
      basic income (loss) per share                                     3,039,100           3,039,100

  Effect of potential common share issuance:
      Stock options                                                         9,715                   0
                                                                     ----------------    -----------------

  Weighted average common shares outstanding
      diluted income (loss) per share                                   3,048,815           3,039,100
                                                                     ================    =================

                              See notes to the consolidated financial statements

                                   CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                                    Consolidated Statements of Cash Flows
                                                 (Unaudited)

                                                                           Three Months Ended
                                                                                  March 31,
                                                                           2005                2004
                                                                     ----------------    -----------------
  Cash flows from operating activities
       Net income (loss)                                              $     1,093         $   (91,603)
       Adjustments to reconcile net income (loss) to net cash
            provided by (used in) operating activities:
       Depreciation and amortization                                       88,759              84,216
       Bad debt provision                                                    (626)              3,711
      Changes in operating assets and liabilities:
       Accounts receivable                                                385,480             302,029
       Cost in excess of billings on uncompleted contracts                732,266            (181,933)
       Inventory                                                         (262,964)           (153,994)
       Other current assets                                               (15,685)            (42,993)
       Other assets                                                       (63,544)               (970)
        Accounts payable                                                  (62,081)            119,173
        Accrued expenses                                                 (185,676)            (10,173)
       Deferred revenue                                                    76,200                 -
       Customer deposits                                                 (298,152)                -
        Billing in excess of costs on uncompleted contracts                   -              (174,068)

                                                                     ----------------    -----------------
  Net cash provided by (used in) operating activities                     395,070            (146,605)
                                                                     ----------------    -----------------

  Cash flows from investing activities:
       Capital expenditures                                                (4,604)            (11,344)

                                                                     ----------------    -----------------
  Net cash used in investing activities                                    (4,604)            (11,344)
                                                                     ----------------    -----------------

  Cash flows from financing activities:
       Proceeds from short-term borrowings                                150,000             250,000
       Payments of short-term borrowings                                 (425,000)           (175,000)
       Payments of long-term debt                                         (52,170)            (46,033)

                                                                     ----------------    -----------------
  Net cash (used in) provided by financing activities                    (327,170)             28,967
                                                                     ----------------    -----------------

  Net increase (decrease) in cash and cash equivalents                     63,296            (128,982)

  Cash and cash equivalents at beginning of period                        171,463             321,490
                                                                     ----------------    -----------------

  Cash and cash equivalents at end of period                          $   234,759         $   192,508
                                                                     ================    =================



  Supplemental disclosure of cash flow information::
  Income taxes paid                                                   $     1,133         $       320
  Interest paid                                                       $    61,573         $    53,892

                                See notes to consolidated financial statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED)


  NOTE 1: BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

  The balance sheet as of December 31, 2004 has been derived from the audited financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

  The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in the December 31, 2004 Form 10-KSB.

  For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report of Form 10-KSB for the year ended December 31, 2004.

  Intercompany transactions have been eliminated in consolidation.

  Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 2:       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  NOTE 3:       UNCOMPLETED CONTRACTS

  Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

                                           March 31, 2005    December 31, 2004
                                           --------------    -----------------
  Costs incurred on uncompleted contracts   $    333,179      $  1,142,057
  Estimated earnings                             318,391         1,084,166
                                                 651,570         2,226,223
  Billings to date                              (273,474)       (1,115,861)
                                            $    378,096      $  1,110,362
                                           --------------    -----------------
  Included in accompanying balance sheets
    Under the following captions:

  Costs and estimated earnings in excess
    of billings on uncompleted contracts    $    378,096      $  1,110,362
  Billings in excess of costs and estimate
    earnings on uncompleted contracts               0                 0
                                           --------------    -----------------
                                            $    378,096      $  1,110,362
                                           --------------    -----------------

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 4:        INVENTORY

  Inventories consist of the following:
                                           March 31, 2005    December 31, 2004
                                           --------------    -----------------
  Raw materials                             $    590,351      $    628,934
  Work-in-process                                987,872           686,325
  Finished goods                                 508,194           508,194
                                           --------------    -----------------

                                            $  2,086,417      $  1,823,453
                                           --------------    -----------------

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

  NOTE 6:       SHORT TERM BORROWINGS
                                           March 31, 2005    December 31, 2004
                                           --------------    -----------------

                                            $    575,000       $    850,000

  The Company has a line of credit with a bank which allows the Company to borrow up to $1,000,000 until June 1, 2005. Interest is payable on any unpaid principal balance at the bank's prime rate plus 3/4 of 1%. The prime rate was 5.75% and 5.25% and the amount outstanding on the facility was $575,000 and $850,000 on March 31, 2005 and December 31, 2004 respectively. Borrowings are collateralized by the Company's assets

  NOTE 7:       STOCK OPTION PLANS

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

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 7:        STOCK OPTION PLANS (continued)

                                                  Three months ended March 31
                                                      2005            2004
                                                  ------------    ------------
  Net income (loss), as reported                  $     1,093     $   (91,603)

  Add: Stock-based employee
  compensation expense included in
  reported net income, net of
  related tax effects                                    -               -

  Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects               (3,233)        (18,724)
                                                  ------------    ------------

  Pro forma net (loss)                            $   ( 2,140)    $  (110,327)
                                                  ------------    ------------


  Earnings (loss) per share:
         Basic-as reported                          $    0.0        $   (0.03)
                                                  ------------    ------------
         Basic-pro forma                            $    0.0        $   (0.04)
                                                  ------------    ------------

         Diluted-as reported                        $    0.0        $   (0.03)
                                                  ------------    ------------
              Diluted-pro forma                     $    0.0        $   (0.04)
                                                  ------------    ------------

  NOTE 8:	SUBSEQUENT EVENTS

  On May 13, 2005, the Company signed a contract with First Nano, Inc., of Carpinteria, Ca. to purchase certain assets of their Nanotechnology process development and equipment business. First Nano develops solutions for single and multiwall nanotube and nanowire synthesis and manufactures chemical vapor deposition process equipment suitable for the synthesis of a variety of carbon nonotubes, one-dimensional nanostructures and nanomaterials.

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

  Results of Operations

  Revenue for the period ended March 31, 2005 was $2,398,070 compared to $2,191,935 for the period ended March 31, 2004, an increase of 9.4%.

  Even though revenues were 9.4% higher, there was only a marginal increase in the cost of revenue of 1.5% to $1,626,727 during the three months ended March 31, 2005 as compared to $1,602,065 during the three month period ended March 31, 2004.This resulted in a gross profit of approximately $771,000 and a gross profit percentage of 32.2% during the current three month period compared to a gross profit of approximately $590,000 and a gross profit percentage of 26.9% during the three month period ended March 31, 2004. This increase is attributed to two factors: the Company's ability to absorb the fixed costs incurred due to the increased revenues; and the higher margin orders that the Company filled during the current period.

  Selling and shipping expenses increased by approximately $25,000 or 17.3% in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004. This increase is a result of the increase in costs associated with trade shows.

  The Company incurred approximately $531,000 of general and administrative expenses during the quarter ended March 31, 2005, an increase of 13.3% or approximately $62,000 compared to the $469,000 of general and administrative expenses incurred in the quarter ended March 31, 2004. This is a result of increases in employee benefit costs, building and general insurance costs.

  Interest expense increased to $62,543 in the quarter ended March 31, 2005 from $56,867 in the quarter ended March 31, 2004, an increase of 10.0% as a result of increased borrowing by the Company at higher interest rates on its short-term revolving credit line.

  As a result of a 9.4% increase in revenues and 5.3% increase in gross profit percentage, the Company generated net income of $1,093 for the current three month period compared to a net loss of $91,603 for the same period a year ago.

  Liquidity and Capital Resources

  As of March 31, 2005, the Company had an aggregate working capital of approximately $2,844,000 compared to $2,878,000 at December 31, 2004 and had available cash and cash equivalents of $234,759 compared to $171,463 at December 31, 2004. The net cash provided by operations exceeded the funds used for investing and financing activities.

  Accounts receivable as of March 31, 2005 was $1,990,403 compared to $2,375,257 as of December 31, 2004. This decrease is attributable to timing of customer payments and reduced billings.

  As of March 31, 2005 the Company's backlog decreased to approximately $2,023,000 from the approximately $2,430,000 at December 31, 2004. The timing for completion of the backlog varies depending on the product mix, however, there is generally a one to six month lag in the completion and shipping of backlogged product.

  The Company has a line of credit with a bank permitting it to borrow up to $1,000,000 until June 1, 2005, at which time it will be subject to renewal. Interest is payable on any unpaid principal balance at the bank's prime rate plus 3/4 of 1%. As of March 31, 2005, $575,000 was outstanding on this facility. Borrowings are collateralized by the Company's assets.

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

  Item 3.              Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures

  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15, as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to insure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

  Changes in Internal Controls

  There were no significant changes in the Company's internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

  Limitations on the Effectiveness of Controls

  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
                                       11

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

  31.1       Certification of Chief Executive Officer

  31.2       Certification of Chief Financial Officer

  32.1       Certification of Chief Executive Officer pursuant to U.S.C.
                 Section 1350

  32.2       Certification of Chief Financial Officer pursuant to U.S.C.
                 Section 1350


                       (b)       Reports on Form 8-K

                           None.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of May 2005.

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


    Dated: May 16, 2005

     /s/ Leonard A. Rosenbaum
     ---------------------------
     President, Chief Executive Officer and Director

                                       15
                                                                  Exhibit 31.2
  Certifications Pursuant to Rule 13A-14 or 15D-14 of the Securities exchange act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                                      2002

  I, Glen R. Charles, certify that:
    1. I have reviewed this quarterly report on Form 10-QSB of CVD Equipment Corporation;

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


    Dated: May 16, 2005

     /s/ Glen R. Charles
     ----------------------
     Chief Financial Officer

                                                                  Exhibit 32.1

                  Certification of Principal Executive Officer
                        Pursuant to U.S.C. Section 1350
        As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                      2002



  I, Leonard A. Rosenbaum, President and Chief Executive Officer of CVD Equipment Corporation, hereby certify, to my knowledge, that the quarterly report on Form 10-QSB for the period ending March 31, 2005 of CVD Equipment Corporation (the "Form 10-QSB") fully complies with the requirements of
  Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.


  Dated: May 16, 2005       /s/   Leonard A. Rosenbaum
                                     Leonard A. Rosenbaum
                                     Chief Executive Officer
                                     (Principal Executive Officer)

                                                                  Exhibit 32.2

                  Certification of Principal Financial Officer
                        Pursuant to U.S.C. Section 1350
        As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                      2002



  I, Glen R. Charles, Chief Financial Officer of CVD Equipment Corporation, hereby certify, to my knowledge, that the quarterly report on Form 10-QSB for the period ending March 31, 2005 of CVD Equipment Corporation (the "Form 10-QSB") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.

  Dated: May 16, 2005       /s/   Glen R. Charles
                                     Glen R. Charles
                                     Chief Financial Officer
                                     (Principal Financial Officer)