Form 10QSB
period 2005-06-30
CVD EQUIPMENT CORP
filed 2005-08-11
CIK 766792

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________
                                  Form 10-QSB
  (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
       SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended June 30, 2005

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


       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,119,800 shares of Common Stock, $0.01 par value at August 8, 2005.
  __________________________________________________________________________

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY

                                     Index


  Part I - Financial Information

    Item 1 - Financial Statements (Unaudited)

    Consolidated Balance Sheets at June 30, 2005 (Unaudited)
        and December 31, 2004                                                2

    Comparative Consolidated Statements of Operations (Unaudited)
        for the three and six months ended June 30, 2005 and 2004            3

    Comparative Consolidated Statements of Cash Flows (Unaudited)
        for the six months ended June 30, 2005 and 2004                      4

    Notes to Unaudited Consolidated Financial Statements                     5

    Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 11

    Item 3 - Controls and Procedures                                        14

  Part II - Other Information                                               15

          Item 1 - Legal Proceedings                                        15
          Item 2 - Changes in Securities and Use of Proceeds                15
          Item 3 - Defaults Upon Senior Securities                          15
          Item 4 - Submission of Matters to a Vote of Security Holders      15
          Item 5 - Other Information                                        15
          Item 6 - Exhibits and Reports Filed on Form 8-K                   15

  Signatures                                                                16

  Exhibit Index                                                             17
  Certification of Chief Executive Officer                                  18
  Certification of Chief Financial Officer                                  19
  Certification of Chief Executive Officer pursuant to U.S.C. Section 1350 20 Certification of Chief Financial Officer pursuant to U.S.C. Section 1350 21

                         PART 1 - FINANCIAL INFORMATION
                         Item 1 - Financial Statements

                   CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
                          Consolidated Balance Sheets

                                                                                   June 30, 2005
                                                                                    (Unaudited)     December 31, 2004
                                                                                  --------------    -----------------
  ASSETS
  Current Assets:
       Cash and cash equivalents                                                   $   133,428       $     171,463
       Accounts receivable, net                                                      2,510,417           2,375,257
       Cost  in excess of billings on uncompleted contracts                             37,087           1,110,362
       Inventories                                                                   2,036,495           1,823,453
       Other current assets                                                            101,342             110,743
                                                                                  --------------    -----------------
       Total current assets                                                          4,818,769           5,591,278

  Property, plant and equipment, net                                                 5,036,205           5,153,017
  Deferred income taxes                                                                509,084             300,743
  Other assets                                                                         507,429             398,587
  Intangible assets, net                                                               102,850             109,558
                                                                                  --------------    -----------------
       Total assets                                                                $10,974,337       $  11,553,183
                                                                                  ==============    =================


  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
       Current maturities of long-term debt                                        $   217,341       $     213,394
       Short-term notes payable                                                        150,000             850,000
       Accounts payable                                                                550,307             725,706
       Accrued expenses                                                                808,032             584,443
       Accrued professional fees - related party                                        35,000              41,626
       Customer deposits                                                                 ---               298,152
       Deferred revenue                                                                 54,489               ---
                                                                                  --------------    -----------------
       Total current liabilities                                                     1,815,169           2,713,321

  Long-term debt, net of current portion                                             3,031,563           3,140,628
                                                                                  --------------    -----------------
       Total liabilities                                                             4,846,732           5,853,949
                                                                                  --------------    -----------------

  Commitments and contingencies                                                          ---                 ---

  Stockholders' Equity
       Common stock, par value  $.01 per share, authorized 10,000,000 shares;
       issued and outstanding, 3,119,800 shares at June 30, 2005 and
       3,039,100 shares at December 31, 2004                                            31,198              30,391
       Additional paid-in capital                                                    3,035,442           2,902,149
       Retained earnings                                                             3,060,965           2,766,694
                                                                                  --------------    -----------------
       Total stockholders' equity                                                    6,127,605           5,699,234
                                                                                  --------------    -----------------
       Total liabilities and stockholders' equity                                  $10,974,337       $  11,553,183
                                                                                  ==============    =================

               See notes to the consolidated financial statements

                                       2

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                       Three Months Ended                    Six Months Ended
                                                             June 30                             June 30
                                                      2005               2004             2005               2004
                                                --------------    --------------    --------------    --------------
  Revenue:                                      $  3,008,563       $  1,726,598      $ 5,406,633       $   3,918,533

  Cost of Revenue                                  1,794,337          1,171,066        3,421,064           2,773,131
                                                --------------    --------------    --------------    --------------
  Gross profit                                     1,214,226            555,532        1,985,569           1,145,402
                                                --------------    --------------    --------------    --------------
  Operating expenses
       Selling and shipping                          166,848            164,715          336,964             309,693
       General and administrative                    606,906            574,755        1,138,170           1,043,687
       Related party - professional fees              25,000             12,500           35,000              25,000
                                                --------------    --------------    --------------    --------------
  Total operating expenses                           798,754            751,970        1,510,134           1,378,380

  Operating income (loss)                            415,472           (196,438)         475,435            (232,978)
                                                --------------    --------------    --------------    --------------
  Other income (expense)
       Interest income                                    82                236              708                 345
       Interest expense                              (56,495)           (53,999)        (119,038)           (110,866)
       Other income                                   10,154              7,885           14,334               9,900
                                                --------------    --------------    --------------    --------------
  Total other (expense)                              (46,259)           (45,878)        (103,996)           (100,621)

  Income (loss) before income taxes                  369,213           (242,316)         371,439            (333,599)

  Income tax provision                          $    (76,035)              (800)     $   (77,168)             (1,120)
                                                --------------    --------------    --------------    --------------
  Net income (loss)                             $    293,178       $   (243,116)     $   294,271       $    (334,719)
                                                ==============    ==============    ==============    ==============
  Basic income (loss) per common share          $       0.09       $      (0.08)     $      0.10               (0.11)
                                                ==============    ==============    ==============    ==============
  Diluted income (loss) per common share        $       0.09       $      (0.08)     $      0.09               (0.11)
                                                ==============    ==============    ==============    ==============
  Weighted average common shares outstanding
      basic income (loss) per share                3,100,180          3,039,100        3,069,809           3,039,100

  Effect of potential common share issuance:
      Stock options                                  145,176              ---             46,828               ---
                                                --------------    --------------    --------------    --------------
  Weighted average common shares outstanding
      diluted income (loss) per share              3,245,356          3,039,100        3,116,637           3,039,100
                                                ==============    ==============    ==============    ==============


               See notes to the consolidated financial statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30
                                                                                       2005               2004
                                                                                  --------------    --------------
  Cash flows from operating activities
       Net income (loss)                                                                 294,271       $  (334,719)
       Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization                                                     177,684           178,518
       Deferred tax benefit                                                             (208,341)            ---
       Bad debt provision                                                                   (393)           (3,691)
      Changes in operating assets and liabilities:
       Accounts receivable                                                              (134,767)          915,597
       Cost in excess of billings on uncompleted contracts                             1,073,275            34,297
       Inventory                                                                        (213,042)         (392,990)
       Other current assets                                                                9,401           (43,223)
       Other assets                                                                     (133,790)         (121,005)
        Accounts payable                                                                (175,399)           28,960
        Accrued expenses                                                                 216,963           238,336
        Customer deposits                                                               (298,152)            ---
        Billing in excess of costs on uncompleted contracts                                    0          (174,068)
        Deferred revenue                                                                  54,489             ---
                                                                                  --------------    --------------
  Net cash provided by operating activities                                              662,199           326,012
                                                                                  --------------    --------------
  Cash flows from investing activities:
       Capital expenditures                                                              (29,216)          (23,009)
                                                                                  --------------    --------------
  Net cash used in investing activities                                                  (29,216)          (23,009)
                                                                                  --------------    --------------
  Cash flows from financing activities:
       Proceeds from short-term borrowings                                               400,000           575,000
       Payments of short-term borrowings                                              (1,100,000)         (575,000)
       Proceeds from long-term debt                                                            0            26,460
       Payments of long-term debt                                                       (105,118)          (94,995)
       Net proceeds from stock options exercised                                         134,100             ---
                                                                                  --------------    --------------
  Net cash used in financing activities                                                 (671,018)          (68,535)
                                                                                  --------------    --------------
  Net (decrease) increase in cash and cash equivalents                                   (38,035)          234,468

  Cash and cash equivalents at beginning of period                                       171,463           321,490
                                                                                  --------------    --------------
  Cash and cash equivalents at end of period                                         $   133,428       $   555,958
                                                                                  ==============    ==============



                 See notes to consolidated financial statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)


  NOTE 1: BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

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

  New Accounting Pronouncements

  In May 2005, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154 "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires that the cumulative effect of voluntarily changing to a new accounting principle be applied retroactively to prior period financial statements. Prior to the effective date of SFAS 154, the cumulative effect of voluntarily changing to a new accounting principle was included in the operating results of the period in which such change was adopted. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company expects that the adoption of SFAS 154 will not have a significant impact on its financial statements.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 3: UNCOMPLETED CONTRACTS

  Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

                                                   June 30, 2005      December 31, 2004
                                                 -----------------    -----------------
  Costs incurred on uncompleted contracts         $    118,217         $  1,142,057
  Estimated earnings                                   144,488            1,084,166
                                                 -----------------    -----------------
                                                       262,705            2,226,223
  Billings to date                                    (225,618)          (1,115,861)
                                                 -----------------    -----------------
                                                  $     37,087         $  1,110,362
                                                 -----------------    -----------------
  Included in accompanying balance sheets
    Under the following captions:

      Costs and estimated earnings in excess
          of billings on uncompleted contracts    $     37,087         $  1,110,362
      Billings in excess of costs and estimate
          earnings on uncompleted contracts                  0                    0
                                                 -----------------    -----------------
                                                  $     37,087         $  1,110,362
                                                 -----------------    -----------------


  NOTE 4: ACQUISITION OF ASSETS

  On May 26, 2005, the Company purchased from First Nano, Inc. certain of their Nanotechnology process development and equipment assets. The purchase was made with cash funds from the Company and the assumption of certain liabilities, both of which are considered to be insignificant to the overall operations of the business. First Nano develops solutions for single and multiwall nanotube and nanowire synthesis and manufactures chemical vapor deposition process equipment suitable for the synthesis of a variety of carbon nanotubes, one-dimensional and nanostructures and nanomaterials.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 5:         INVENTORY

  Inventories consist of the following:

                                      June 30, 2005      December 31, 2004
                                    -----------------    -----------------
  Raw materials                     $    688,494         $    628,934
  Work-in-process                        839,807              686,325
  Finished goods                         508,194              508,194
                                    -----------------    -----------------

                                    $  2,036,495         $  1,823,453
                                    -----------------    -----------------

  NOTE 6: BAD DEBTS

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

  NOTE 7: SHORT TERM BORROWINGS

                                      June 30, 2005      December 31, 2004
                                    -----------------    -----------------
                                    $    150,000         $    850,000

  On June 1, 2005, the Company and its bank renewed its one year line of credit facility. The Company may borrow on a revolving basis amounts up to $1,000,000 or the availability under the borrowing base formula. The borrowing base shall not exceed 75% of eligible accounts receivable, defined as accounts receivable not aged more than ninety days from invoice date. Interest is payable on any unpaid principal balance at the bank's prime rate plus 3/4 of 1%. The prime rate was 6.25% and 5.25% and the amount outstanding on the facility was $150,000 and $850,000 on June 30, 2005 and December 31, 2004 respectively. Borrowings are collateralized by the Company's assets

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 8: STOCK OPTION PLANS

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

                                                 Three months ended June 30,       Six months ended June 30,
                                                     2005           2004              2005           2004
                                                 ------------   ------------      ------------   ------------
  Net income (loss), as reported                 $   293,178    $  (243,116)      $   294,271    $  (334,719)

  Add: Stock-based employee
  compensation expense included in
  reported net income, net of
  related tax effects                                  ---            ---               ---            ---

  Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects              (1,673)       (18,625)           (4,328)       (37,249)
                                                 ------------   ------------      ------------   ------------
  Pro forma net income (loss)                    $   291,505    $  (261,741)      $   289,943    $  (371,968)
                                                 ------------   ------------      ------------   ------------


  Earnings (loss) per share:
          Basic-as reported                         $  0.09        $ (0.08)          $  0.10        $ (0.11)
                                                 ------------   ------------      ------------   ------------
          Basic-pro forma                           $  0.09        $ (0.09)          $  0.09        $ (0.12)
                                                 ------------   ------------      ------------   ------------

          Diluted-as reported                       $  0.09        $ (0.08)          $  0.09        $ (0.11)
                                                 ------------   ------------      ------------   ------------
              Diluted-pro forma                     $  0.09        $ (0.09)          $  0.09        $ (0.12)
                                                 ------------   ------------      ------------   ------------


                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 9: INCOME TAXES

  The provision (benefit) for income taxes includes the following:
                                 Three Months Ended June 30,      Six Months Ended June 30,
                                            2005                             2005
                                       --------------                  --------------
      Current:
         Federal                       $     246,577                   $     246,577
         State                                37,799                          38,932
                                       --------------                  --------------
             Total Current Provision         284,376                         285,509
      Deferred:
         Federal                            (160,769)                      (160,769)
         State                               (47,572)                       (47,572)
                                       --------------                  --------------
             Total Deferred (Benefit)       (208,341)                      (208,341)
                                       --------------                  --------------
                                       $      76,035                   $     77,168
                                       --------------                  --------------

  The Company has federal and state net operating loss carry forwards of approximately $966,000 at June 30, 2005. For the six months ended June 30, 2005, the Company recorded a current income tax expense of approximately $77,000, which related to various federal, state and local taxes. The current income tax provision was reduced by approximately $238,000 as a result of the use of available net operating losses.

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

  Revenue for the three month period ended June 30, 2005 was $3,008,563 compared to $1,726,598 for the three month period ended June 30, 2004, an increase of 74.2%. This resulted from an increase in sales that began during the second half of 2004.

  Revenue for the six months ended June 30, 2005 was approximately $5,407,000 representing an increase of approximately $1,488,000 or 38% over the revenue of $3,919,000 earned during the six months ended June 30, 2004. This is a result of an increase in sales that began during the latter half of 2004.

  The Company's gross profit increased to approximately $1,214,000 during the three months ended June 30, 2005, an increase of approximately $658,000 or 118.3% compared to the gross profit of approximately $556,000 for three months ended June 30, 2004. This increase is attributable to the Company's ability to absorb the fixed costs incurred due to the increased revenues in addition to the Company's ability to reduce the direct costs incurred in manufacturing the product lines.

  The Company generated a gross profit of approximately $1,986,000 and a gross profit margin of 36.7% for the six months ended June 30, 2005 compared to a gross profit of approximately $1,145,000 and a gross profit margin of 29.2% for the six months ended June 30, 2004 as a result of the Company's ability to more readily absorb those fixed costs through greater revenues and continuous cost reductions in the product lines.

  Selling and shipping expenses for the three and six months ended June 30, 2005 were $166,848 and $336,964, respectively. This represents a marginal 1.3% increase over the same three month period one year ago and an 8.8% increase over the same six month period one year ago. The increase is a result of the increase in costs associated with trade shows.

  The Company incurred approximately $632,000 of general and administrative expenses during the quarter ended June 30, 2005, representing an increase of 7.6% or approximately $45,000 compared to the approximately $587,000 of general and administrative expenses incurred in the quarter ended June 30, 2004. This increase is a result of various increases in employee benefit costs, building and general insurance costs in addition to those ancillary costs associated with the acquisition of certain assets from First Nano, Inc..

  General and administrative expenses for the six months ended June 30, 2005 were approximately $1,173,000 compared to approximately $1,069,000 incurred during the six months ended June 30, 2004, an increase of 9.7%. This increase is also attributable to the increases experienced in employee benefit costs, building and general insurance costs and those costs incurred as a result of the acquisition of certain assets from First Nano, Inc.

  Interest expense for the three and six months ended June 30, 2005 increased to $56,495 and $119,038, respectively compared to $53,999 and $110,866 for the three and six months ended June 30, 2004. This represents an increase of 4.6% and 7.4% for the three and six months ended June 30, 2004 as a result of increased borrowing by the Company at higher interest rates on its short-term revolving credit line.

  The Company has federal and state net operating loss carry forwards of approximately $966,000 at June 30, 2005. For the six months ended June 30, 2005, the Company recorded a current income tax expense of approximately $77,000, which related to various federal, state and local taxes. The current income tax provision was reduced by approximately $238,000 as a result of the use of available net operating losses. We also re-evaluated the deferred tax asset valuation allowance and further reduced the provision by approximately $208,000, which was recorded as a tax benefit.

  As a result of the foregoing factors, for the three and six months ended June 30, 2005, the Company earned approximately $293,000 and $294,000, respectively compared to net losses of approximately $243,000 and $335,000 for the same periods, respectively, one year ago. The increase is primarily attributable to both the increase in revenues during the current period and the cost reductions achieved in manufacturing.

  Liquidity and Capital Resources

  As of June 30, 2005, the Company had an aggregate working capital of approximately $3,004,000 compared to $2,878,000 at December 31, 2004 an increase of $126,000. This increase was the result of the following: our net income, after adding back depreciation and amortization, increased working capital by approximately $472,000. The increase in working capital also included approximately $134,000 in net proceeds from the exercise of stock options. These increases were partially offset by an investment in capitalized software of $125,000 and by an additional $29,000 for the acquisition of equipment. The remaining decrease in working capital of $326,000 was due to changes in other current assets and liabilities.

  Accounts receivable as of June 30, 2005 was $2,510,417 compared to $2,375,257 as of December 31, 2004. This increase is attributable to timing of customer payments and increased billings.

  As of June 30, 2005 the Company's backlog was approximately $2,560,000, an increase of $130,000 or 5.3% compared to $2,430,000 at December 31, 2004. The timing for completion of the backlog varies depending on the product mix, however, there is generally a one to six month lag in the completion and shipping of backlogged product.

  On June 1, 2005 the Company and its bank renewed its one year line of credit facility. The Company may borrow on a revolving basis amounts up to the lesser of $1,000,000 or the availability under the borrowing base formula. The borrowing base shall not exceed 75% of eligible accounts receivable, defined as accounts receivable not aged more than ninety days from invoice date. Interest is payable on any unpaid principal balance at the bank's prime rate plus 3/4 of 1%. As of June 30, 2005, $150,000 was outstanding on this facility compared to $850,000 at December 31, 2004. Borrowings are collateralized by the Company's assets.

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

  Changes in Internal Controls

  There were no significant changes in the Company's internal controls over financial reporting that occurred during the six months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

  31.1    Certification of Chief Executive Officer

  31.2    Certification of Chief Financial Officer

  32.1    Certification of Chief Executive Officer pursuant to
             U.S.C. Section 1350

  32.2    Certification of Chief Financial Officer pursuant to
             U.S.C. Section 1350


                  (b)     Reports on Form 8-K

                                  None

  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of August 2005.

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


    Dated: August 11, 2005

     /s/ Leonard A. Rosenbaum
     ---------------------------
     President, Chief Executive Officer and Director

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


    Dated: August 11, 2005

     /s/ Glen R. Charles
     ----------------------
     Chief Financial Officer

                                                                  Exhibit 32.1

                  Certification of Principal Executive Officer
                        Pursuant to U.S.C. Section 1350
        As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                      2002



  I, Leonard A. Rosenbaum, President and Chief Executive Officer of CVD Equipment Corporation, hereby certify, to my knowledge, that the quarterly report on Form 10-QSB for the period ending June 30, 2005 of CVD Equipment Corporation (the "Form 10-QSB") fully complies with the requirements of
  Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.

  Dated: August 11, 2005       /s/   Leonard A. Rosenbaum
                                     Leonard A. Rosenbaum
                                     Chief Executive Officer
                                     (Principal Executive Officer)

                                                                  Exhibit 32.2

                  Certification of Principal Financial Officer
                        Pursuant to U.S.C. Section 1350
        As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                      2002



  I, Glen R. Charles, Chief Financial Officer of CVD Equipment Corporation, hereby certify, to my knowledge, that the quarterly report on Form 10-QSB for the period ending June 30, 2005 of CVD Equipment Corporation (the "Form 10-QSB") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.

  Dated: August 11, 2005       /s/   Glen R. Charles
                                     Glen R. Charles
                                     Chief Financial Officer
                                     (Principal Financial Officer)