Form 10KSB/A
period 2004-12-31
CVD EQUIPMENT CORP
filed 2005-10-28
CIK 766792

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 -------------
                                  FORM 10-KSB/A
                                 Amendment No. 1
  (Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.
                         For the year ended December 31, 2004
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.
                         For the transition period from ______ to ______

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

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY


                                EXPLANATORY NOTE


  This amendment is being filed for the sole purpose of correcting the inadvertent typographical error contained in the previously-filed independent audit report for the year ended December 31, 2003. No changes to the financial statements are being made in this amendment.

  The third paragraph of the Independent Audit Report for the year ended December 31, 2003 filed in the 2004 10-KSB on page F-2 previously read:

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVD Equipment Corporation and Subsidiary as of December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

  The third paragraph of the Independent Audit Report for the year ended December 31, 2003 filed in this 2004 10-KSB/A on page F-2 presently reads as follows:

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CVD Equipment Corporation and its subsidiary as of December 31, 2003 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CVD Equipment Corporation and its subsidiary as of December 31, 2003 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


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