Form 10QSB
period 2005-09-30
CVD EQUIPMENT CORP
filed 2005-11-14
CIK 766792

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________
                                  Form 10-QSB
  (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
       SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2005

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


       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,127,800 shares of Common Stock, $0.01 par value at November 11, 2005.
  __________________________________________________________________________

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY

                                     Index


  Part I - Financial Information

    Item 1 - Financial Statements (Unaudited)


    Consolidated Balance Sheets at September 30, 2005 (Unaudited)
        and December 31, 2004                                                2

    Comparative Consolidated Statements of Operations (Unaudited) for
        the three and nine months ended September 30, 2005 and 2004          3

    Comparative Consolidated Statements of Cash Flows (Unaudited)
        for the nine months ended September 30, 2005 and 2004                4

    Notes to Unaudited Consolidated Financial Statements                     5

    Item 2 - Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                 11

    Item 3 - Controls and Procedures                                        14

  Part II - Other Information                                               15

          Item 1 - Legal Proceedings                                        15
          Item 2 - Changes in Securities and Use of Proceeds                15
          Item 3 - Defaults Upon Senior Securities                          15
          Item 4 - Submission of Matters to a Vote of Security Holders      15
          Item 5 - Other Information                                        15
          Item 6 - Exhibits and Reports Filed on Form 8-K                   16

  Signatures                                                                17

  Exhibit Index                                                             18
  Certification of Chief Executive Officer                                  19
  Certification of Chief Financial Officer                                  20
  Certification of Chief Executive Officer pursuant to U.S.C. Section 1350 21 Certification of Chief Financial Officer pursuant to U.S.C. Section 1350 22

                         PART 1 - FINANCIAL INFORMATION
                         Item 1 - Financial Statements

                   CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
                          Consolidated Balance Sheets

                                                                             September 30, 2005
                                                                                (Unaudited)        December 31, 2004
                                                                             ------------------    -----------------
  ASSETS
  Current Assets:
    Cash and cash equivalents                                                $       748,116       $       171,463
    Accounts receivable, net                                                       1,846,873             2,375,257
    Cost  in excess of billings on uncompleted contracts                             324,568             1,110,362
    Inventories                                                                    2,047,420             1,823,453
    Other current assets                                                              79,529               110,743

                                                                             ------------------    -----------------
    Total current assets                                                           5,046,506             5,591,278

  Property, plant and equipment, net                                               4,970,288             5,153,017
  Deferred income taxes                                                              399,262               300,743
  Other assets                                                                       566,884               398,587
  Intangible assets, net                                                              99,496               109,558

                                                                             ------------------    -----------------
    Total assets                                                             $    11,082,435       $    11,553,183
                                                                             ==================    =================


  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Current maturities of long-term debt                                     $       217,250       $       213,394
    Short-term notes payable                                                             -                 850,000
    Accounts payable                                                                 733,905               725,706
    Accrued expenses                                                                 666,379               584,443
    Accrued professional fees - related party                                            -                  41,626
    Customer deposits                                                                102,400               298,152
    Deferred revenue                                                                 208,190                   -

                                                                             ------------------    -----------------
    Total current liabilities                                                      1,928,124             2,713,321

  Long-term debt, net of current portion                                           2,977,917             3,140,628
                                                                             ------------------    -----------------
    Total liabilities                                                              4,906,040             5,853,949
                                                                             ------------------    -----------------

  Commitments and contingencies                                                          -                     -

  Stockholders' Equity
    Common stock, par value  $.01 per share, authorized 10,000,000 shares;
    issued and outstanding, 3,127,800 shares at September 30, 2005 and
    3,039,100 shares at December 31, 2004                                             31,278                30,391
    Additional paid-in capital                                                     3,049,362             2,902,149
    Retained earnings                                                              3,095,755             2,766,694
                                                                             ------------------    -----------------
    Total stockholders' equity                                                     6,176,395             5,699,234
                                                                             ------------------    -----------------
    Total liabilities and stockholders' equity                               $    11,082,435       $    11,553,183
                                                                             ==================    =================


               See notes to the consolidated financial statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                       Three Months Ended                   Nine Months Ended
                                                          September 30                         September 30
                                                      2005               2004             2005               2004
                                                --------------    --------------    --------------    --------------
  Revenue:                                      $   2,851,327     $   1,629,315     $   8,257,961     $   5,547,848

  Cost of Revenue                                   1,914,357         1,157,412         5,335,413         3,930,543
                                                --------------    --------------    --------------    --------------

  Gross profit                                        936,970           471,903         2,922,548         1,617,305
                                                --------------    --------------    --------------    --------------

  Operating expenses
    Selling and shipping                              181,752           179,425           518,716           489,118
    General and administrative                        684,955           578,733         1,823,125         1,622,420
    Related party - professional fees                  15,000               -              50,000            25,000
                                                --------------    --------------    --------------    --------------
  Total operating expenses                            881,707           758,158         2,391,841         2,136,538

  Operating income (loss)                              55,263          (286,255)          530,707          (519,233)
                                                --------------    --------------    --------------    --------------

  Other income (expense)
    Interest income                                        53               173               761               518
    Interest expense                                  (50,591)          (53,768)         (169,629)         (164,634)
    Other income                                       19,726            11,181            34,060            21,081
                                                --------------    --------------    --------------    --------------
  Total other (expense)                               (30,812)          (42,414)         (134,808)         (143,035)

  Income (loss) before income taxes                    24,451          (328,669)          395,899          (662,268)

  Income tax benefit (provision)                $      10,338     $      (2,136)    $     (66,830)    $      (3,256)
                                                --------------    --------------    --------------    --------------

  Net income (loss)                             $      34,789     $    (330,805)    $     329,069     $    (665,524)
                                                ==============    ==============    ==============    ==============

  Basic income (loss) per common share          $        0.01     $       (0.11)    $        0.11     $       (0.22)
                                                ==============    ==============    ==============    ==============

  Diluted income (loss) per common share        $        0.01     $       (0.11)    $        0.10     $       (0.22)
                                                ==============    ==============    ==============    ==============

  Weighted average common shares outstanding
    basic income (loss) per share                   3,122,463         3,039,100         3,087,553         3,039,100

  Effect of potential common share issuance:
    Stock options                                     152,340               -             107,012               -
                                                --------------    --------------    --------------    --------------

  Weighted average common shares outstanding
    diluted income (loss) per share                 3,274,803         3,039,100         3,194,565         3,039,100
                                                ==============    ==============    ==============    ==============


               See notes to the consolidated financial statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                         Nine Months Ended
                                                                                            September 30
                                                                                       2005               2004
                                                                                  --------------    --------------
  Cash flows from operating activities
    Net income (loss)                                                             $     329,069     $    (665,524)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                       265,212           267,425
    Deferred tax provision                                                              (98,519)              -
    Bad debt provision                                                                     (620)           (5,427)
   Changes in operating assets and liabilities:
    Accounts receivable                                                                 529,004           728,329
    Cost in excess of billings on uncompleted contracts                                 785,794           575,734
    Inventory                                                                          (223,966)         (965,840)
    Other current assets                                                                 31,214           (37,199)
    Accounts payable                                                                      8,199            (7,159)
    Accrued expenses                                                                     40,307           407,191
    Customer deposits                                                                  (195,752)              -
    Billing in excess of costs on uncompleted contracts                                     -            (174,068)
    Deferred revenue                                                                    208,190               -

                                                                                  --------------    --------------
  Net cash provided by (used in) operating activities                                 1,678,132           123,462
                                                                                  --------------    --------------

  Cash flows from investing activities:
    Capital expenditures                                                               (240,725)         (228,664)

                                                                                  --------------    --------------
  Net cash used in investing activities                                                (240,725)         (228,664)
                                                                                  --------------    --------------

  Cash flows from financing activities:
    Proceeds from short-term borrowings                                                 585,000           875,000
    Payments of short-term borrowings                                                (1,435,000)         (575,000)
    Proceeds from long-term debt                                                            -              26,460
    Payments of long-term debt                                                         (158,854)         (145,803)
    Net proceeds from stock options exercised                                           148,100               -

                                                                                  --------------    --------------
  Net cash (used in) provided by financing activities                                  (860,754)          180,657
                                                                                  --------------    --------------

  Net increase in cash and cash equivalents                                             576,653            75,455

  Cash and cash equivalents at beginning of period                                      171,463           321,490
                                                                                  --------------    --------------

  Cash and cash equivalents at end of period                                      $     748,116     $     396,945
                                                                                  ==============    ==============

                 See notes to consolidated financial statements

                                       4

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)


  NOTE 1: BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

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

  Revenue and Income Recognition
  ------------------------------

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

  Cash and Cash Equivalents
  -------------------------

  The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.

  New Accounting Pronouncements
  -----------------------------

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

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 3: UNCOMPLETED CONTRACTS

  Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

                                                    September 30, 2005    December 31, 2004
                                                    ------------------    -----------------
  Costs incurred on uncompleted contracts           $         327,660     $      1,142,057
  Estimated earnings                                          318,058            1,084,166
                                                    ------------------    -----------------
                                                              645,718            2,226,223
  Billings to date                                           (321,150)          (1,115,861)
                                                    ------------------    -----------------
                                                    $         324,568     $      1,110,362
                                                    ------------------    -----------------
  Included in accompanying balance sheets
    Under the following captions:

      Costs and estimated earnings in excess
          of billings on uncompleted contracts      $         324,568     $      1,110,362
      Billings in excess of costs and estimate
          earnings on uncompleted contracts                       0                    0
                                                    ------------------    -----------------
                                                    $         324,568     $      1,110,362
                                                    ------------------    -----------------



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

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 5:  INVENTORY

  Inventories consist of the following:

                                                    September 30, 2005    December 31, 2004
                                                    ------------------    -----------------
  Raw materials                                     $         530,248     $        628,934
  Work-in-process                                           1,052,988              686,325
  Finished goods                                              464,184              508,194
                                                    ------------------    -----------------

                                                    $       2,047,420     $      1,823,453
                                                    ------------------    -----------------

  NOTE 6:  BAD DEBTS

  Accounts receivables are presented net of an allowance for doubtful accounts of $23,108 and $23,728 as of September 30, 2005 and December 31, 2004, respectively. The allowance is based on prior experience and management's evaluation of the collectibility of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in economic conditions.

  NOTE 7: SHORT TERM BORROWINGS

                                                    September 30, 2005    December 31, 2004
                                                    ------------------    -----------------
                                                    $               0     $        850,000

  The Company has a line of credit with a bank permitting it to borrow on a revolving basis amounts up to the lesser of $1,000,000 or the availability under the borrowing base formula until June 1, 2006. The borrowing base shall not exceed 75% of eligible accounts receivable, defined as accounts receivable not aged more than ninety days from invoice date. Interest is payable on any unpaid principal balance at the bank's prime rate plus _ of 1%. As of September 30, 2005, $0 was outstanding on this facility. The prime rate was 6.75% and 5.25% and the amount outstanding on the facility was $0 and $850,000 on September 30, 2005 and December 31, 2004 respectively. Borrowings are collateralized by the Company's assets

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 8: STOCK OPTION PLANS

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

                                       Three months ended September 30,     Nine months ended September 30,
                                               2005           2004            2005           2004
                                           ------------   ------------    ------------   ------------
  Net income (loss), as reported           $    34,789    $  (330,805)    $   329,069    $  (665,524)

  Add: Stock-based employee
  compensation expense included in
  reported net income, net of
  related tax effects                              -              -               -              -

  Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects       (30,467)        (3,213)        (34,846)       (72,532)
                                           ------------   ------------    ------------   ------------

  Pro forma net income (loss)              $     4,322    $  (334,018)    $   294,223    $  (738,056)
                                           ------------   ------------    ------------   ------------



  Earnings (loss)  per share:
        Basic-as reported                  $     0.01     $    (0.11)     $     0.11     $    (0.22)
                                           ------------   ------------    ------------   ------------
        Basic-pro forma                    $     0.00     $    (0.11)     $     0.10     $    (0.24)
                                           ------------   ------------    ------------   ------------

        Diluted-as reported                $     0.01     $    (0.11)     $     0.10     $    (0.22)
                                           ------------   ------------    ------------   ------------
              Diluted-pro forma            $     0.00     $    (0.11)     $     0.09     $    (0.24)
                                           ------------   ------------    ------------   ------------

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 9: INCOME TAXES

  The provision (benefit) for income taxes includes the following:
                                                    Three Months Ended    Nine Months Ended
                                                    September 30, 2005    September 30, 2005
                                                    ------------------    ------------------
          Current:
             Federal                                $        (115,701)    $         130,876
             State                                           (  4,459)               34,473
                                                    ------------------    ------------------
                 Total Current Provision                     (120,160)              165,349
          Deferred:
             Federal                                           87,539              ( 73,230)
             State                                             22,283              ( 25,289)
                                                    ------------------    ------------------
                 Total Deferred (Benefit)                     109,822              ( 98,519)
                                                    ------------------    ------------------
                                                    $         (10,338)    $          66,830
                                                    ------------------    ------------------

  The Company's federal and state net operating loss carry forwards of approximately $800,000 have been utilized through September 30, 2005. For the nine months ended September 30, 2005, the Company recorded a current income tax expense of approximately $67,000, which related to various federal, state and local taxes. The current income tax provision was reduced by approximately $335,000 as a result of the use of available net operating losses.

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

  Results of Operations

  Revenue for the three month period ended September 30, 2005 was $2,851,327 compared to $1,629,315 for the three month period ended September 30, 2004, an increase of 75.2%. The Company continues to experience an increase in sales that began during the fourth quarter of 2004.

  Revenue for the nine months ended September 30, 2005 was approximately $8,258,000 representing an increase of approximately $2,710,000 or 48.8% over the revenue of $5,548,000 earned during the nine months ended September 30, 2004. The Company is experiencing an increase in the number of inquiries and proposal submissions which has resulted in an increase in revenue during the current nine month period.

  The Company's gross profit increased to approximately $937,000 during the three months ended September 30, 2005, an increase of approximately $465,000 or 98.5% compared to the gross profit of approximately $472,000 for three months ended September 30, 2004. This increase is attributable to the Company's continuous and successful efforts to reduce the direct costs incurred in manufacturing the product lines. In addition, the increased revenue enables the Company to better absorb the fixed costs incurred.

  The Company generated a gross profit of approximately $2,923,000 and a gross profit margin of 35.4% for the nine months ended September 30, 2005 compared to a gross profit of approximately $1,617,000 and a gross profit margin of 29.1% for the nine months ended September 30, 2004 as a result of the Company's ability to more readily absorb those fixed costs through greater revenues and continuous cost reductions in the product lines.

  Selling and shipping expenses for the three and nine months ended September 30, 2005 were $181,752 and $518,716, respectively. This represents a marginal 1.3% increase over the same three month period one year ago and a 6.0% increase over the same nine month period one year ago. The increase is a result of the increase in costs associated with trade shows attended by the Company as well as additional shipping costs associated with the increased revenues.

  The Company incurred approximately $700,000 of general and administrative expenses during the quarter ended September 30, 2005, representing an increase of 20.7% or approximately $120,000 compared to the approximately $579,000 of general and administrative expenses incurred in the quarter ended September 30, 2004. This increase is a result of a combination of increased personnel as well as various increases in employee benefit costs, insurance, professional fees and energy costs.

  General and administrative expenses for the nine months ended September 30, 2005 were approximately $1,873,000 compared to approximately $1,647,000 incurred during the nine months ended September 30, 2004, an increase of 13.7%. This increase is also attributable to the increases experienced in additional personnel, employee benefit costs, insurance, professional fees and energy costs

  Interest expense for the three months ended September 30, 2005 decreased to $50,591 compared to $53,768. This is a result of reduced borrowing by the Company during the current three month period.

  Interest expense for the nine months ended September 30, 2005 was $169,629 which amounted to an increase of $4,995 or 3.0% compared to $164,634 for the nine months ended September 30, 2004. This increase is a result of increased borrowing by the Company earlier in the current year as well as the higher interest rates charged by the Company's lender due to the increase in the prime rate of interest. The prime rate of interest is currently 6.75% compared to 4.75% a year earlier.

  The Company's federal and state net operating loss carry forwards of approximately $800,000 have been utilized through September 30, 2005. For the nine months ended September 30, 2005, the Company recorded income tax expense of approximately $67,000 which related to various federal, state and local taxes. The current income tax provision was reduced by approximately $335,000 as a result of the use of available net operating losses.

  As a result of the foregoing factors, for the three and nine months ended September 30, 2005, earned approximately $35,000 and $329,000, respectively compared to net losses of approximately $331,000 and $666,000 for the same periods, respectively, one year ago. The increase in earnings is primarily attributable to both the increase in revenues during the current period and the cost reductions achieved in manufacturing.

  Liquidity and Capital Resources

  As of September 30, 2005, the Company had an aggregate working capital of approximately $3,118,000 compared to $2,878,000 at December 31, 2004 an increase of $240,000. This increase was the result of the following: our net income, after adding back depreciation and amortization, increased working capital by approximately $594,000. The increase in working capital also included approximately $148,000 in net proceeds from the exercise of our stock options. These increases were partially offset by an investment in capitalized software of $205,000 and by an additional $35,000 for the acquisition of equipment. The remaining decrease in working capital of $262,000 was due to changes in other current assets and liabilities.

  Accounts receivable as of September 30, 2005 was $1,846,873 compared to $2,375,257 as of December 31, 2004. This decrease is attributable to timing of customer payments.

  As of September 30, 2005 the Company's backlog was approximately $2,473,000, an increase of $43,000 or 1.8% compared to $2,430,000 at
  December 31, 2004. The timing for completion of the backlog varies depending on the product mix, however, there is generally a one to six month lag in the completion and shipping of backlogged product.

  The Company has a line of credit with a bank permitting it to borrow on a revolving basis amounts up to the lesser of $1,000,000 or the availability under the borrowing base formula until June 1, 2006. The borrowing base shall not exceed 75% of eligible accounts receivable, defined as accounts receivable not aged more than ninety days from invoice date. Interest is payable on any unpaid principal balance at the bank's prime rate plus _ of 1%. As of September 30, 2005, $0 was outstanding on this facility. Borrowings are collateralized by the Company's assets.

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

  Changes in Internal Controls

  There were no significant changes in the Company's internal controls over financial reporting that occurred during the three and nine months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

                          None.

  Item 3.         Defaults Upon Senior Securities

                          None.

  Item 4.         Submission of Matters to a Vote of Security Holders.

                          At our annual meting of stockholders, which was held
            on September 13, 2005, our stockholders:

       (1) Elected five nominees for directors to serve for a term ending in 2006;
       (2) Approved the selection of Moore Stephens, P.C. as the Company's independent registered public accounting firm for the year ending December 31, 2005.

                 The following tables show the common stock votes cast with respect to the proposals identified above:

  Election of Directors:                    Withheld
  ----------------------       For          Authority
                           ------------    ------------
  Leonard A. Rosenbaum       2,871,908          16,460
  Martin J. Teitelbaum       2,971,998          16,370
  Alan H. Temple Jr.         2,871,448          16,920
  Conrad J. Gunther          2,870,048          18,320
  Bruce T. Swan              2,869,448          18,920

  Proposal 2:                  For           Against       Abstentions
                           ------------    ------------    ------------
                             2,886,228           2,140               0

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

  31.1    Certification of Chief Executive Officer

  31.2    Certification of Chief Financial Officer

  32.1    Certification of Chief Executive Officer pursuant to U.S.C. Section
            1350

  32.2    Certification of Chief Financial Officer pursuant to U.S.C. Section
            1350


                  (b)     Reports on Form 8-K

                                  None

  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 2005.

                                  CVD EQUIPMENT CORPORATION

                                  By: /s/ Leonard A. Rosenbaum
                                      ------------------------
                                      Leonard A. Rosenbaum
                                    Chief Executive Officer
                                   (Principal Executive Officer)

                                  By: /s/ Glen R. Charles
                                      ------------------------
                                      Glen R. Charles
                                      Chief Financial Officer
                                     (Principal Financial and
                                       Accounting Officer)

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


    Dated: November 14, 2005

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


    Dated: November 14, 2005

     /s/ Glen R. Charles
     ----------------------
     Chief Financial Officer

                                                              Exhibit 32.1

                  Certification of Principal Executive Officer
                        Pursuant to U.S.C. Section 1350
        As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                      2002



  I, Leonard A. Rosenbaum, President and Chief Executive Officer of CVD Equipment Corporation, hereby certify, to my knowledge, that the quarterly report on Form 10-QSB for the period ending September 30, 2005 of CVD Equipment Corporation (the "Form 10-QSB") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.


  Dated: November 14, 2005     /s/   Leonard A. Rosenbaum
                                     Leonard A. Rosenbaum
                                     Chief Executive Officer
                                     (Principal Executive Officer)

                                                              Exhibit 32.2

                  Certification of Principal Financial Officer
                        Pursuant to U.S.C. Section 1350
        As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                      2002



  I, Glen R. Charles, Chief Financial Officer of CVD Equipment Corporation, hereby certify, to my knowledge, that the quarterly report on Form 10-QSB for the period ending September 30, 2005 of CVD Equipment Corporation (the "Form 10-QSB") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.


  Dated: November 14, 2005     /s/   Glen R. Charles
                                     Glen R. Charles
                                     Chief Financial Officer
                                     (Principal Financial Officer)