Form 10KSB
period 2005-12-31
CVD EQUIPMENT CORP
filed 2006-04-03
CIK 766792

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                              ________________
                                Form 10-KSB
(Mark
One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
     ACT OF 1934.

                For the fiscal year ended December 31, 2005
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.

                For the transition period from ____ to _____
                      Commission file number:  1-16525

                         CVD EQUIPMENT CORPORATION
              (Name of Small Business Issuer  in Its Charter)
            New York                                 11-2621692
 (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
  Incorporation or Organization)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year.  $11,225,316.

State the aggregate market value of the voting and non-voting common equity held by non affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common
equity, as of a specified date within the past 60 days:   $ 6,464,550 at
March 20, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,127,800 shares of Common Stock, $0.01 par value at March 20, 2006.

                    DOCUMENTS INCORPORATED BY REFERENCE
                                   None.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [x]
____________________________________________________________________________

                                   PART I

Item 1.         Description of Business.

Unless otherwise set forth herein, when we use the term 'we' or any derivation thereof, we mean CVD Equipment Corporation, a New York corporation, formed in 1982 (the "Company").

We design, develop, manufacture, market, install and service Chemical Vapor Deposition and gas control equipment for use in manufacturing semiconductors, solar cells, carbon nanotubes, nanowires and equipment for surface mounting of components onto printed circuit boards. Our products include (1) both batch and single wafer systems used for depositing, rapid thermal processing, annealing, diffusion and etching of semiconductor films,
(2) gas and liquid flow control systems, (3) ultra high purity gas and chemical piping delivery systems, (4) standard and custom quartzware, (5) reflow furnaces and rework stations and (6) carbon nanotube and nanowire deposition systems. We also provide equipment consulting and refurbishing of semiconductor processing equipment. Our products are generally manufactured as standard products or customized to the particular specifications of each of our customers.

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

CVD Division

Our CVD Division designs and manufactures both standard and custom Chemical Vapor Deposition equipment for use in the semiconductor industry. In May, 2005, the Company, acquired certain assets from First Nano, Inc., including their nanotechnology process development and equipment. First Nano developed solutions for single and multiwall nanotube and nanowire synthesis and manufactured chemical vapor deposition process equipment suitable for the synthesis of a variety of carbon nanotubes, one-dimensional and nanostructures and nanomaterials. This acquisition enabled the CVD division to further expand on its leading edge technology, which is paramount in the semiconductor, optoelectronic, wireless communications, nanotechnology and solar cell arenas.

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

Conceptronic Division

In December 2001, we acquired the assets of the Surface Mount Technology division of Research Inc., known as Research International ("RI"). RI was a manufacturer of Surface Mount Technology ("SMT") reflow furnaces.

In June 2002, we purchased substantially all of the assets of Conceptronic Inc.'s Surface Mount Technology business. Conceptronic specialized in solder reflow furnaces and rework stations for the printed circuit board and chip scale package industries.

In 2002 we combined the operations of RI and Conceptronic and they are currently being reported under the Conceptronic division.

The startup of our Conceptronic division provided a base for us to generate new and enhanced standard and custom furnace products to the semiconductor, solar cell and surface mount technology markets based on our own technology and technology that was purchased as part of the acquisition of assets.

Principal Products

Chemical Vapor Deposition - A process which passes a gaseous compound over a target material surface that is heated to such a degree that the compound decomposes and deposits a desired layer onto substrate material. The process is accomplished by combining appropriate gases in a reaction chamber, of the kind produced by the Company, at elevated temperatures (typically 300-1,800 degrees Celsius). Our Chemical Vapor Deposition systems are complete and include all necessary instrumentation, subsystems and components. We provide such standard systems and also specifically engineered products for particular customer applications. Some of the standard systems we offer are for Silicon, Silicon-Germanium, Silicon Dioxide, Silicon Nitride, Polysillicon, Liquid Phase Epitaxial, Metalorganic Chemical Vapor Deposition, Carbon Nanotubes and Nanowires.

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

Markets and Marketing

During fiscal year 2005, sales were made by a staff of six employees and twenty-five sales representatives whose activities were supported by a staff of 23 application engineers. We continue to work on expanding our product offerings.

Our web sites continue to see increased traffic. We have focused our efforts on being in the top listings on many search engines in order to increase the number of "hits" to our web sites.

Many of our products are used in research and production applications. We sell our products primarily to semiconductor manufacturers, institutions involved in electronic research such as universities, government and industrial laboratories and to electronic assembly manufacturers. We have both an international and domestic customer base in excess of 350 customers. For the twelve months ended December 31, 2005 approximately 29% of our revenues were generated from foreign exports compared to 32% for the twelve months ended December 31, 2004. Sales to a single customer in any one year can exceed 10.0% of our total sales; however, we are not dependent on any single customer. In fiscal years 2005 and 2004, respectively, one customer, a distributor, represented 11.5% and 16.7% of our total sales, respectively. No other customer represented more than 6.8% or 8.2% of our total sales in fiscal years 2005 or 2004, respectively.

Warranties

We warrant our equipment for a period of twelve to twenty four months after shipment, depending on the product, and pass along any warranties from original manufacturers of components used in our products. We provide for our own equipment servicing with in-house field service personnel. Warrantee costs, including those incurred in fiscal year 2005, have been historically insignificant.

Competition

Our Company is subject to intense competition. We are aware of other competitors that offer a substantial number of products comparable to ours. Many of our competitors (including customers who may elect to manufacture systems for internal use) have financial, marketing and other resources greater than ours. To date, we have been able to compete in markets that include these competitors, primarily on the basis of price, technical performance, quality and delivery.

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

We have our own fully equipped machine shop to fabricate in house, the most complex designed parts of our equipment. Our investment in CNC machines for our machine shop has increased our efficiencies while significantly reducing costs in production. Similarly, our own quartz shop is capable of meeting our quartzware needs.

Materials procured from the outside and/or manufactured internally undergo a rigorous quality control process to ensure that the parts meet or exceed the most stringent specifications. All equipment, upon final assembly, undergoes a final series of complete testing to ensure maximum product performance.

Backlog

As of December 31, 2005 our order backlog was approximately $2,648,000 compared to approximately $2,430,000 at December 31 2004, an increase of 9.0%. The increase can primarily be attributed to our CVD Division. This division, inclusive of its expanded product line of First Nano equipment, continues to experience a demand for new equipment. The timing for completion of the backlog varies depending on the product mix; however, there is generally a one to six month lag in the completion and shipping of backlogged product. Included in the backlog are all accepted purchase orders with the exception of those that are included in our percentage-of-completion. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

Intellectual Property

We believe that while patents are useful and will be used at times in the future, they are not always necessary to protect our intellectual property. We believe the collective value of our proprietary information such as blueprints, specifications, technical processes, cumulative employee knowledge, know-how and our experience provide us with a measure of protection for our manufacturing and design processes.

Research and Development

We continue to concentrate our efforts on several research and development projects. We develop and customize equipment for industry and government, university and industry research laboratories around the world. Our research, design and development of equipment, which remains proprietary to us, is used to improve our existing products and develop new products for customers. The amount spent on research and development was approximately $500,000 and $410,000 for the years ended December 31, 2005 and December 31, 2004, respectively.

Government Regulation

From time to time, we have been a contractor and subcontractor on government contracts. We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. Government.

The Company in some export cases may be required to apply for the appropriate export license. As of December 31, 2005, there were no pending government approvals for an export license.

We know of no existing or probable governmental regulations that would have a serious effect on our business.

We have and will continue to comply with any and all environmental laws that are applicable to our business.

Insurance

Some of our products are used in connection with explosive, flammable, corrosive and toxic gases. There are potential exposures to personal injury as well as property damage, particularly if operated without regard to the design limits of the systems and components. We believe that our insurance coverage is adequate. We have the following types of insurance coverage:
     o Product liability
     o Property and contents
     o General liability
     o Directors and officers
     o Transportation
     o Business auto
     o Workers compensation
     o Employee benefits liability

Employees

At December 31, 2005, we had 119 employees, 118 of which were full time personnel and 1 worked part time. We had 67 people in manufacturing, 23 in engineering (including research and development and efforts related to product improvement) 7 in field service, three in marketing and 19 in general management and administration.

Item 2.         Description of Property.

We maintain our headquarters at 1860 Smithtown Avenue, Ronkonkoma, New York, where we own a 50,000 square foot manufacturing facility which we purchased in November, 2002. Our CVD and Conceptronic divisions operate out of this facility. Our SDC division operates out of a 22,000 square foot manufacturing facility situated on five acres of land which we purchased in December 1998 and is located at 1117 Kings Highway, Saugerties, New York. Both facilities are in good operating condition and are adequate to meet the Company's present and anticipated future needs.

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

PART II

Item 5.         Market for Registrant's Common Equity and Related
                Stockholder Matters.

The principal market for our common stock which is traded under the symbol "CVV" is the American Stock Exchange. The following table sets forth, for the periods indicated, the high and low closing prices of our common stock on the American Stock Exchange.

                                        High                   Low
                                      --------              --------
Year Ended December 31, 2005:
1st Quarter..............             $  5.25               $  0.91
2nd Quarter.............                 6.51                  2.04
3rd Quarter.............                 4.30                  1.90
4th Quarter.............                 4.60                  2.72

                                        High                   Low
                                      --------              --------
Year Ended December 31, 2004
1st Quarter.............              $  3.00               $  1.28
2nd Quarter............                  2.30                  1.20
3rd Quarter............                  1.41                  0.75
4th Quarter............                  1.47                  0.90

As of March 15, 2006, there were approximately 83 holders of record and approximately 811 beneficial owners of our common stock. On March 20, 2006, the closing sales price of our common stock as reported on the American Stock Exchange was $3.97.

Dividend Policy

We have never paid dividends on our common stock and we do not anticipate paying dividends on common stock at the present time. We currently intend to retain earnings, if any, for use in our business. There can be no assurance that we will ever pay dividends on our common stock. Our dividend policy with respect to our common stock is within the discretion of the Board of Directors and its policy with respect to dividends in the future will depend on numerous factors, including earnings, financial requirements and general business conditions.

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2005.

                        Number of securities
                        to be issued upon       Weighted-average
                        exercise of             exercise price of       Number of securities
                        outstanding options,    outstanding options,    remaining available
                        warrants and rights     warrants and rights     for future issuance

 Plan Category
Equity compensation
plans approved by
security holders (1)         443,200                 $ 2.39                  47,750

Equity compensation
plans not approved by
security holders                0                       0                      0

     Total                   443,200                 $ 2.39                  47,750
_________________________

(1) Reflects aggregate options outstanding under our Non-Qualified Stock Option Plan

Recent Sales Of Unregistered Securities

  None.

Issuer Purchases Of Equity Securities

  None.

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

CVD Equipment Corporation designs, develops, manufactures, markets, installs and services equipment primarily for the semiconductor industry. The Company's products and services include (1) batch and single wafer systems used for depositing, rapid thermal processing, annealing, diffusion and etching of semiconductor films (2) gas and liquid flow control systems (3) ultra high purity gas and chemical piping delivery systems; (4) standard and custom quartzware, (5) reflow furnaces and rework stations for surface mounting of components onto printed circuit boards and (6) carbon nanotube and nanowire deposition systems. We also provide equipment consulting, and refurbishing of semiconductor processing equipment. The Company's products are generally manufactured as standard products, or customized to the particular specifications of its customers.

Results of Operations

Revenue for the year ended December 31, 2005 was approximately $11,225,000 compared to approximately $9,874,000 for the year ended December 31, 2004, representing an increase of $1,351,000 or 13.7%. Revenue from the Conceptronic Division was approximately $4,465,000 or 39.8% of the total revenue generated for the twelve months ended December 31, 2005 compared to $4,820,000 or 48.8% of the total revenue generated in the twelve months ended December 31, 2004. Revenue from the CVD Division increased to approximately $4,566,000 or 40.7% of total revenues during the year ended December 31, 2005, compared to $2,810,000, or 28.5% of total revenues, for the year ended December 31, 2004. The continued increase in demand for customized CVD equipment and gas and chemical delivery systems which began in the latter part of 2004 coupled with the demand for equipment provided by the First Nano product line has fueled this increase. Revenue from Stainless Design Concepts ("SDC"), the Company's third division, decreased slightly for the year ended December 31, 2005, to $2,194,000, a 2.2% reduction compared to the revenue achieved in the year ended December 31, 2004 of $2,243,000. SDC's contribution to the overall revenue generated by the Company decreased to 19.5% in the year ended December 31, 2005 compared to 22.7% of the overall revenue generated by the Company in the year ended December 31, 2004.

Cost of revenue increased for the year ended December 31, 2005 to approximately $7,356,000 from approximately $6,549,000 for the year ended December 31, 2004 representing an increase of approximately $807,000 or 12.3%. The gross profit for the current year increased to approximately $3,870,000 from last year's $3,325,000, an increase of approximately $470,000 and a slight increase in gross profit margin to 34.5%from the 33.7% experienced during the prior year. The gross profit margin of the CVD division increased to 42.2% for the current year compared to 33.2% experienced in the prior year. This is a direct result of the division's ability to more readily absorb those fixed costs through greater revenues and continuous cost reductions. The gross profit margin of the Conceptronic division decreased slightly during the current period to 29.4% compared to 30.9% in 2004. The SDC division's gross profit margin decreased from 29.4% in 2004 to 19.0% for the current year. This decreased gross profit margin for the SDC division can be attributed to an increase in the costs of materials during the current year.

Selling and shipping expenses were approximately $716,000 in the year ended December 31, 2005 compared to $691,000 in the year ended December 31, 2004 representing an increase of 3.6%. The increase is a result of the costs associated with an increase in trade shows attended by the Company.

General and administrative expenses were approximately $2,531,000 during the year ended December 31, 2005. This was an increase of approximately $279,000 or 12.4% compared to approximately $2,252,000 during the year ended December 31, 2004. This increase can be attributed to a combination of increased payroll and benefit costs, in addition to increased general insurance and utility costs.

The Company earned minimal interest income for both 2005 and 2004 as a result of the utilization of all of its available funds for operations.

The Company incurred approximately $219,000 of interest expense in the year ended December 31, 2005, which was a slight increase of $6,000 or 2.8% over the interest expense incurred in the year ended December 31, 2003. The primary source of this interest expense, approximately $188,000 in the current year and approximately $190,000 in the year ended December 31, 2004, was the interest expense on the mortgages for the two buildings the Company owns. The increase in the balance of interest expense is due to both the higher average outstanding debt as well as the higher interest rates on the company's revolving line of credit from its bank in the year ended December 31, 2005 than in the year ended December 31, 2004.

The Company has utilized all but approximately $40,000 and $179,000 of its federal and state net operating loss carry forwards respectively. For the twelve months ended December 31, 2005, the Company recorded income tax expense of approximately $65,000 which related to various federal, state and local taxes. The current income tax provision was reduced by approximately $309,000 as a result of the uses of available net operating losses.

As a result of the foregoing factors, for the twelve months ended December 31, 2005, the Company earned approximately $391,000 or $.13 per basic and $.12 per diluted share compared to earnings of approximately $71,000 or $.02 per basic and diluted share for the twelve months ended December 31, 2004. The Company earned approximately $62,000 or $.02 per basic and diluted share for the three months ended December 31, 2005 compared to net income of approximately $736,000 or $.24 per share basic and diluted for the three months ended December 31, 2004. The earnings experienced during the three months ended December 31, 2004 was primarily a result of the Company emerging from depressed market conditions causing existing and potential customers to reduce or delay their capital expenditures.

Liquidity and Capital Resources

As of December 31, 2005, we had aggregate working capital of approximately $3,123,000 compared to aggregate working capital of $2,878,000 at December 31, 2004 and had available cash and cash equivalents of approximately $265,000 compared to approximately $171,000 in cash and cash equivalents at December 31, 2004. The cash provided by operations exceeded the funds used for capital expenditures and for reducing financing activities.

Accounts receivable, net of allowance for doubtful accounts decreased by approximately $481,000 or 20.3% at December 31, 2005 to $1,894,000 compared to $2,375,000 at December 31, 2004. This decrease is attributable to timing of shipments and customer payments.

Inventory as of December 31, 2005 was approximately $2,067,000 representing an increase of approximately $244,000 or 13.4% over the inventory balance as of December 31, 2004. The increase in inventory was comprised of an increase in raw materials of approximately $220,000, an increase in work in process of approximately $168,000 and a decrease in finished goods of approximately $144,000. The build-up in work in process is indicative of the increase in orders that the Company is experiencing. Accounts payable at December 31, 2005 was approximately $640,000 or 11.8% lower than it was at December 31, 2004. This reduced level of accounts payable at December 31, 2004 is indicative of the Company having reached inventory levels needed to sustain the Company's present level of orders.

The Company's credit line with a bank which permitted it to borrow on a revolving basis amounts up to the lesser of $1,000,000 or 75% of accounts receivables not aged more than ninety days from invoice date, was revised in January, 2006 and again on February 28, 2006. The initial revision increased the line of credit to $1,250,000. The second revision eliminated the borrowing base restriction. This line of credit is subject to renewal on June 1, 2006. As of December 31, 2005, the outstanding balance on this facility was $100,000 as compared to $850,000 at December 31, 2004..

Additionally, the bank agreed to provide the Company with an equipment line of credit of $250,000. The Company is permitted to borrow up to 100% of the purchase price of the equipment. The amount borrowed will be immediately converted into a five year term loan at the bank's prime rate plus 1,%.

In March, 2002, the Company received from General Electric Capital Corporation a $2,700,000 mortgage, secured by the real property and building and improvements to finance and improve a new facility in Ronkonkoma, New York. The mortgage, which has an outstanding balance as of December 31, 2005 of $2,220,402, is payable in equal monthly installments of $22,285 including interest at 5.67% per annum; pursuant to an Industrial Development bond purchase agreement with the town of Islip Industrial Development Agency. The final payment is due March 2017.

In April, 1999 the Company received from Kidco Realty Corporation a $900,000 purchase money mortgage, secured by the real property, building and improvements in Saugerties, New York. The mortgage has an outstanding balance at December 31, 2005 of $825,068 and is payable in equal monthly installments of $5,988 including interest at 7% per annum. The entire principal comes due in May 2009.

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

Off-Balance Sheet Arrangements

None

Item 7.         Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by this item are included herein beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

Item 8A.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Annual Report on Form 10-KSB, and in other reports required to be filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission for such filings. As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2005. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2005, the disclosure controls and procedures were and are effective as designed to ensure that information relating to the Company and its consolidated subsidiary would be accumulated and communicated to them, as appropriate, to allow timely disclosures regarding required disclosures.

Changes in Internal Controls.   There were no changes in our internal
controls over financial reporting, identified in connection with the evaluation of such internal controls that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.        Other Information.

None

                                  PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act.

Board of Directors and Executive Officers

Our Certificate of Incorporation and Bylaws provide for our Company to be managed by or under the direction of the Board of Directors. Under our Certificate of Incorporation and Bylaws, the number of directors is fixed from time to time by the Board of Directors. The Board of Directors currently consists of five members. Directors are elected for a period of one year and thereafter serve, subject to the Bylaws, until the next annual meeting at which their successors are duly elected by the stockholders.

Name                    Age    Position(s) with the Company
---------------------   ----   ---------------------------------------------
Leonard A. Rosenbaum    60      Director, Chief Executive Officer, President
Alan H. Temple Jr.      72      Director, Chairman-Stock Option and
                                   Compensation Committee
Martin J. Teitelbaum    56      Director, Assistant Secretary
Conrad Gunther          59      Director, Chairman-Audit Committee
Bruce T. Swan           73      Director, Chairman-Nominating, Governance
                                   and Compliance Committee
Glen R. Charles         52      Chief Financial Officer, Secretary

Leonard Rosenbaum

Leonard Rosenbaum founded the Company in 1982 and has been its President, Chief Executive Officer and has served as a member of the Board of Directors since that date. From 1971 until the time of his affiliation with the Company in 1982, Mr. Rosenbaum was President, Director and principal stockholder of Nav-Tec Industries, a manufacturer of semiconductor processing equipment similar to the type of equipment presently manufactured by the Company. From 1966 to 1971, Mr. Rosenbaum was employed by a division of General Instrument, a manufacturer of semiconductor materials and equipment.

Alan H. Temple Jr.

Alan H. Temple Jr. has served as a member of the Board of Directors since 1987. Mr. Temple earned an MBA at Harvard University and has been President of Harrison Homes Inc., a building and consulting firm located in Pittsford, New York since 1977.

Martin J. Teitelbaum

Martin Teitelbaum has served as a member of the Board of Directors since 1985. Mr. Teitelbaum is an attorney, who since 1988, has conducted his own private practice, the Law Offices of Martin J. Teitelbaum. Prior to establishing his own firm, from 1977 to 1987, Mr. Teitelbaum was a partner in the law firm of Guberman and Teitelbaum. Mr. Teitelbaum became a member of the Board of Directors for the Company in 1985. He is presently the Assistant Secretary of the Company, a position Mr. Teitelbaum has held since 1987, with the exception of the period August, 1997 until February, 1998 when he held the position of Secretary of the Company.

Conrad Gunther

Conrad Gunther has served as a member of the Board of Directors since 2000. Mr. Gunther has extensive experience in mergers and acquisitions and raising capital through both public and private means. He also has extensive experience in executive management in the banking industry as well as serving on the Board of Directors of Reliance Bancorp, Childrobics and GVC Venture Corp, all public companies. For the past five years, Mr. Gunther has been the President of E-Billsolutions, a company that provides credit card processing to Internet, mail order and telephone order merchants.

Bruce T. Swan

Bruce Swan has served as a member of the Board of Directors since September 2003. Mr. Swan has extensive banking, export and international credit experience and has been retired for more than five years. He previously has held the positions of Deputy Manager at Brown Brothers Harriman and Co., Assistant Treasurer at Standard Brands Incorporated, Assistant Treasurer at Monsanto Corporation, Vice President and Treasurer at AM International Inc. and President and Founder of Export Acceptance Company. Mr. Swan, earned his MBA from Harvard University and is a former adjunct faculty member of New York University's Stern School of Business Administration.

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

Code Of Ethics

The Company has adopted a Corporate Code of Conduct and Ethics that applies to its employees, senior management, and Board of Directors, including the Chief Executive Officer and Chief Financial Officer. The Corporate Code of Conduct and Ethics is available on our web site, http://www.cvdequipment.com, by clicking on "About Us" and then clicking on "Corporate Overview."

Audit Committee

The Board of Directors has an Audit Committee that consists of Conrad Gunther, Alan H. Temple Jr., Bruce T. Swan and Martin J. Teitelbaum. During the fiscal year ended December 31, 2005, the Audit Committee held four meetings. The Board of Directors has adopted and amended a written charter for the Audit Committee. Pursuant to the Audit Committee Charter, the Audit Committee is empowered to retain and terminate the services of our independent public accountants and review the independence of such public accounting firm. The Audit Committee also reviews financial statements, the scope and results of annual audits and the audit and non audit fees of the independent public accountants. Furthermore, the committee reviews the adequacy of our internal control procedures, the structure of our financial organization and the implementation of our financial and accounting policies. Messrs. Gunther, Temple and Swan are "independent" as defined in
Section 121(B) of the American Stock Exchange original listing requirements.

Under SEC rules, companies are required to disclose whether their audit committees have an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B under the Securities Exchange Act of 1934 and whether that expert is "independent" as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. The Board of Directors has determined that Conrad Gunther is an "audit committee financial expert" and is also "independent."

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors, officers and ten percent stockholders. To our knowledge, based solely on our review of (a) the copies of such reports and amendments thereto furnished to us and (b) written representations that no other reports were required, during our fiscal year ended December 31, 2005, all of the filings for our officers, directors and ten percent stockholders were made on a timely basis, except for the following: (i) three reports filed by Mr. Conrad Gunther - one filed on Form 3 on July 6, 2005 to report his election to the board, the second and third reports were filed on Form 4 on July 6, 2005 and on September 20, 2005 to report three grants of options;
(ii) one report filed by Mr. Leonard Rosenbaum on Form 4 on September 23, 2005 to report a grant of options; (iii) three reports filed by Mr. Bruce Swan - one on Form 3 to report his election to the board of directors, a second and third report filed on Form 4 to report two grants of options;
(iv) two reports filed by Mr. Martin Teitelbaum on Form 4 to report three grants of options; and (v) one report filed by Mr. Alan J. Temple on Form 4 to report three grants of options.


Item 10.        Executive Compensation.

Summary Compensation Table

The following table sets forth compensation paid for the years ending December 31, 2005, 2004 and 2003, or such shorter period as such employees were employed by us, to those persons who were either (a) the chief executive officer as of December 31, 2005 or (b) one of our four other most highly compensated executive officers or executive employees as of December 31, 2005 whose total annual salary and other compensation exceeded $100,000 (collectively with the Chief Executive Officer, the "Named Executive Officers").

                             Annual Compensation             Long-Term Compensation
                             -------------------           ---------------------------
                                                         Awards                  Payouts
                                                               Securities
                                           Other                 Under-
                                           Annual   Restricted   lying              All Other
Name and                                   Compen-    Stock      Options/   LTIP     Compen-
Principal Position   Year  Salary   Bonus  sation    Award(s)     SARs      Payouts   sation
-------------------  ----  -------  -----  ------    --------    -------    -------  -------
                           ($)      ($)     ($)      ($)         (#)        ($)      ($)
Leonard Rosenbaum    2005  162,742    0     0          0          21,000       0        0
President and Chief  2004  162,742    0     0          0            0          0        0
Executive Officer    2003  165,645    0     0          0          15,000       0        0
-------------------  ----  -------  -----  ------    --------    -------    -------  -------
Glen Charles         2005  110,000    0     0          0          15,000       0        0
Secretary and Chief  2004  105,269    0     0          0            0          0        0
Financial Officer    2003     0       0     0          0            0          0        0

(1) On September 13, 2005 Mr. Rosenbaum was granted options to purchase 21,000 shares of our common stock at $4.10 per share.
(2) On September 23, 2003, Mr. Rosenbaum was granted options to purchase 15,000 shares of our common stock at $1.40 per share.
(3) On June 18, 2005, Mr. Charles was granted options to purchase 15,000 shares of our common stock at $2.26 per share.

Option/SAR Grants in Last Fiscal Year

The following table sets forth all options granted to the Named Executive Officers during 2005.

                                            Individual Grants
----------------------------------------------------------------------------------------------
                                                                        Potential Realizable
                      Number of      Percent                             Value at Assumed
                      Securities     of Total                           Annual rates of Stock
                      Underlying    Options/SARS  Exercise                Price Appreciation
                     Options/SARS    Granted to  Of Base                 For option Term (1)
                        Granted     Employees in  Price   Expiration    ----------------------
         Name                       Fiscal Year  ($/Sh)    Date           5% ($)      10% ($)
------------------    -----------    ----------  -------  ---------      ---------   ---------
      L. Rosenbaum     21,000   (2)  11.9%        4.10    9/13/2012       35,000      82,000
      G. Charles       15,000   (3)  8.5%         2.26    6/16/2012       14,000      32,000

(1) The potential realizable value amounts shown illustrate the values that might be realized upon exercise immediately prior to the expiration of their term using five percent and ten percent appreciation rates as required to be used in this table by the Securities and Exchange Commission, compounded annually, and are not intended to forecast future appreciation, if any, of our stock price. Additionally, these values do not take into consideration the provisions of the options providing for nontransferability or termination of the options following termination of employment, Therefore, the actual values realized may be greater or less than the potential realizable values set forth in the table.

(2) Vesting schedule is based on a time period of 36 months, with 1/36th of the options vesting monthly.

(3) Vesting schedule is based on a time period of 48 months, with 1/48th of the options vesting monthly.


Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year end Option/SAR Values

The following table sets forth the aggregate value as of December 31, 2005 of exercised and unexercised stock options held by the named executive officers.

                                              No. of Securities
                                              Underlying Unexercised       Value of Unexercised
                      No. Shares              Options/SARS                 In-The-Money Options/SARS
                      Acquired On   Value     At Fiscal Year End           At Fiscal Year-End ($)(1)
                      Exercise      Realized  --------------------------   --------------------------
Name                      (#)         ($)     Exercisable  Unexercisable   Exercisable  Unexercisable
-----------------     -----------   --------  -----------  -------------   -----------  -------------
L. Rosenbaum             0             0         27,000       19,000          24,200       7,550
G. Charles               0             0           0          15,000            0          9,750

(1) Market value of underlying securities is based on the closing price of the common stock as reported on the American Stock Exchange on December 31,
 2005 ($2.91) minus the exercise price.

The Company is the owner of a life insurance policy on the life of Leonard Rosenbaum in the amount of $2,000,000. The Company is the sole beneficiary of said policy.

Director Compensation

Directors of the Company are not regularly compensated for being on the Board of Directors. However, the Stock Option Committee which is comprised of all of the members of the Board of Directors with the exception of Leonard Rosenbaum, has the authority to grant stock options to members from time to time. In September, 2005 the Stock Option Committee granted non-qualified stock options to purchase 21,000 shares of the Company's common stock to each member of the board of directors. These options were issued at a grant price equal to the then current market price of $4.10. These options became exercisable as to 33.3% of the underlying shares on December 13, 2005. The remaining 14,000 shares become exercisable as to 1,750 shares every 3 months beginning January 13, 2007. These options expire on September 13, 2012.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Transactions.

The following table sets forth, as of March 10, 2006, information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent of our common stock, (b) each of our directors, (c) each of the named executive officers, and (d) all directors and executive officers and executive employees as a group. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of March 10, 2006.

                                                        Amounts and Nature of           Percent of Class
Name and Address of Beneficial Owner                    Beneficial Ownership (1)              (%)
------------------------------------                    ------------------------        --------------------
Leonard A. Rosenbaum                                     1,327,450 (2)                          42.4
Alan H. Temple Jr.                                         223,000 (2)                           7.1
Martin J. Teitelbaum                                        53,000 (3)                           1.7
Conrad Gunther                                              27,000 (2)                           0.9
Bruce T. Swan                                               17,000 (4)                           0.5
All directors and executive officers and
executive employees as a group (five (5)
persons)                                                 1,647,450                              52.6
______________________________

(1) All of such shares are owned directly with sole voting and investment power,unless otherwise noted below.

(2) Includes 27,000 shares of our common stock underlying currently exercisable options.

(3) Includes 2,000 shares held by Mr. Teitelbaum's wife as to which beneficial ownership thereof is disclaimed by Mr. Teitelbaum and 27,000 shares of our common stock underlying currently exercisable options.

(4) Includes 7,000 shares of our common stock underlying currently exercisable options.


Item 12.        Certain Relationships and Related Transactions.

The Company is the owner of a life insurance policy on the life of Leonard Rosenbaum in the mount of $2,000,000. The Company is the sole beneficiary of this policy.

                                      PART IV

Item 13.        Exhibits,
                --------
3.1 Certificate of Amendment dated October 12, 1982 of Certificate of Corporation incorporated herein by reference to Exhibit 3.1 to our Registration No. 2-97210-NY.

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

14.1 Corporate Code of Conduct and Ethics.

21.1 Subsidiaries*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002. *

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002. *
     * Filed herewith

Item 14.        Principal Accountant Fees and Services.
                ---------------------------------------

The following presents fees for professional audit services rendered by Moore Stephens, P.C.for the audit of our financial statements for the years ended December 31, 2005 and December 31, 2004 and the fees for professional audit services rendered by Albrecht, Viggiano, Zureck and Company, P.C. and fees billed for other services rendered by Albrecht, Viggiano, Zureck and Company, P.C. during the year ended December 31, 2004.

Audit Fees

The aggregate fees billed by Moore Stephens, P.C. for audit work performed in the preparationand review of our annual financial statements filed with the Securities and Exchange Commission for fiscal year 2004 was $60,000.

The aggregate fees billed by Albrecht, Viggiano, Zureck and Company, P.C. for professional services rendered with the review of financial statements included in our quarterly reports filed with the Securities and Exchange Commission for fiscal year 2004 was $11,250.

The aggregate fees billed by Moore Stephens, P.C. for audit work performed in the preparation and review of our annual financial statements and review of financial statement included in our quarterly reports filed with the Securities and Exchange Commission for fiscal year 2005 was $77,250.

Audit- Related Fees

Audit related fees consisted principally of assistance in connection with the interpretation of comment letters we received from the SEC regarding our annual statement for fiscal year 2002 and quarterly statements for March 31, 2003, June 30, 2003 and September 30, 2003. The aggregate fees billed by Albrecht, Viggiano, Zureck and Company, P.C. for such services were $5,900 in 2004. The Company did not incur any audit-related fees in 2005.

Tax Fees

Tax fees consisted primarily of tax preparation of the 2003 and 2004 annual tax returns in addition to work performed with regard to the New York State tax audit for the fiscal years ended 2000-2002. The aggregate fees billed by Albrecht, Viggiano, Zureck and Company, P.C.for such services were $5,025 in 2004. The aggregate fees billed by Moore Stephens P.C. for such services were $10,215 in 2005.

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

                        CVD EQUIPMENT CORPORATION

                               By:  /s/ Leonard A. Rosenbaum
                                ------------------------------
                            Name:  Leonard A. Rosenbaum
                            Title:    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

      NAME                                    POSITION                                       DATE
------------------------          -----------------------------                         --------------
/s/  Leonard A Rosenbaum          President, Chief Executive Officer and Director       March 31, 2006
Leonard A. Rosenbaum              Principal Executive Officer)

/s/  Alan H. Temple Jr.           Director                                              March 31, 2006
Alan H. Temple Jr.

/s/  Martin J. Teitelbaum         Director and Assistant Secretary                      March 31, 2006
Martin J. Teitelbaum

/s/  Conrad Gunther               Director                                              March 31, 2006
Conrad Gunther

/s/  Bruce T. Swan                Director                                              March 31, 2006
Bruce T. Swan

/s/  Glen R. Charles              Chief Financial Officer and Secretary                 March 31, 2006
Glen R. Charles                   (Principal Financial and Accounting Officer)


                                     EXHIBIT INDEX
                                    --------------

3.4 Certificate of Amendment dated October 12, 1982 of Certificate of Corporation incorporated herein by reference to Exhibit 3.1 to our Registration No. 2-97210-NY.

3.5 Certificate of Amendment dated April 25, 1985 of Certificate of Corporation incorporated herein by reference to Exhibit 3.1 to our Registration No. 2-97210-NY.

3.6 Certificate of Amendment dated August 12, 1985 of Certificate of Corporation incorporated herein by reference to Exhibit 3.1 to our Registration No.2-97210-NY.

3.4 Bylaws of CVD Equipment Corporation, incorporated herein by reference to our Registration No. 2-97210-NY.

10.7 Form of Non-Qualified Stock Option Agreement with certain directors, officers and employees of CVD Equipment Corporation incorporated herein by reference to our Registration Statement on Form S-8 No. 33-30501, filed August 15, 1989.

10.8 Purchase at public auction the inventory, tangible assets, intangible assets and intellectual property of Stainless Design Corporation incorporated herein by reference to our Form 8-K filed on December 31, 1998.

10.9 Purchase a 22,000 square foot facility from Kidco Realty incorporated herein by reference to our Form 8-K filed on December 31, 1998.

10.10 Purchase a 50,000 square foot facility from Arrow Electronics incorporated herein by reference to our Form 8-K filed on November 12, 2001.

10.11 Purchase substantially all of the assets of Research Inc.'s Surface Mount Technology business incorporated herein by reference to our Form 8-K filed on November 12, 2001.

10.12 Purchase substantially all of the assets of Conceptronic Inc.'s Surface Mount Technology business incorporated herein by reference to our Form 8-K filed on July 1, 2002.

14.1  Corporate Code of Conduct and Ethics.

21.1  Subsidiaries*

31.3 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

31.4 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002. *

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002. *

32.2 Certification of Principal Financial Officer pursuant to Section 906 \ of the Sarbanes Oxley Act of 2002. *
* Filed herewith

                                                               Exhibit 21.1
                                     SUBSIDIARIES

CVD Materials Corporation, a New York corporation, is a wholly owned subsidiary of CVD Equipment Corporation.

                                                               Exhibit 31.1
                        Certification of Principal Executive Officer
                  Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Leonard A. Rosenbaum, the principal executive officer of CVD Equipment Corporation, certify that:
  1. I have reviewed this annual report on Form 10-KSB of CVD Equipment Corporation;
  2. Based upon my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  3. Based upon my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
    (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;
        and
    (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions) :
    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and
    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


  Dated: March 31, 2006      /s/   Leonard A. Rosenbaum
                             ---------------------------------
                             President, Chief Executive Office and Director

                                                                  Exhibit 31.2
                  Certification of Principal Financial Officer
                Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Glen R. Charles, the principal financial officer of CVD Equipment Corporation certify that:
  1. I have reviewed this annual report on Form 10-KSB of CVD Equipment Corporation;
  2. Based upon my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
  3. Based upon my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
    (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
    (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
    (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;
        and
    (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions) :
    (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and
    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

  Dated: March 31, 2006                 /s/   Glen R. Charles
                                        ---------------------------
                                        Chief Financial Officer

                                                                Exhibit 32.1

                Certification of Principal Executive Officer
            Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                     2002

I, Leonard A. Rosenbaum, President and Chief Executive Officer of CVD Equipment Corporation, hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,that to my knowledge, the annual report on Form 10-KSB for the period ending December 31, 2005 of CVD Equipment Corporation (the "Form 10-KSB") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.


  Dated: March 31, 2006   /s/   Leonard A. Rosenbaum
                                Leonard A. Rosenbaum
                                Chief Executive Officer
                                (Principal Executive Officer)

                                                                Exhibit 32.2

                    Certification of Principal Financial Officer
               Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                        2002



I, Glen R. Charles, Chief Financial Officer of CVD Equipment Corporation, hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge, the annual report on Form 10-KSB for the period ending December 31,2005 of CVD Equipment Corporation (the "Form 10-KSB") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.

  Dated: March 31, 2006   /s/   Glen R. Charles
                                Glen R. Charles
                                Chief Financial Officer
                                (Principal Financial Officer)

                     CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   Page No.
                                                                  ----------
Report of Independent Registered Public Accounting Firm...........    F1

Financial Statements:

Consolidated Balance Sheets at December 31, 2005 and 2004.........    F2

Consolidated Statements of Operations for the years ended
   December 31, 2005 and 2004.....................................    F3

Consolidated Statements of Stockholders' Equity for the
   Years ended December 31, 2005 and 2004.........................    F4

Consolidated Statements of Cash Flows for the years ended
   December 31, 2005 and 2004.....................................    F5

Notes to Consolidated Financial Statements........................    F6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of CVD Equipment Corporation
        Ronkonkoma, New York

We have audited the accompanying consolidated balance sheets of CVD Equipment Corporation and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining,on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CVD Equipment Corporation and Subsidiary as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31 2005, in conformity with accounting principles generally accepted in the United States of America.



                                               MOORE STEPHENS, P.C.
                                               Certified Public Accountants.


Cranford, New Jersey
March 9, 2006

                                    F-2
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                        Consolidated Balance Sheets
                        December 31, 2005 and 2004


                                                                             2005             2004
                                                                         -------------    -------------
ASSETS
Current Assets
     Cash and cash equivalents                                           $    265,454     $    171,463
     Accounts receivable, net                                               1,893,665        2,375,257
     Cost and estimated earnings in excess of billings
        on uncompleted contracts                                              595,067        1,110,362
     Inventories                                                            2,067,255        1,823,453
     Other current assets                                                      49,597          110,743
                                                                         -------------    -------------
     Total Current Assets                                                   4,871,038        5,591,278

Property, plant and equipment, net                                          5,090,536        5,153,017

Deferred income taxes                                                         241,988          300,743

Other assets                                                                  610,304          398,587

Intangible assets, net                                                         96,141          109,558
                                                                         -------------    -------------
                                                          Total Assets   $ 10,910,007     $ 11,553,183
                                                                         =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term debt                                $    217,204     $    213,394
     Short-term notes payable                                                 100,000          850,000
     Accounts payable                                                         639,619          725,706
     Accrued expenses                                                         642,115          584,443
     Accrued professional fees - related party                                 35,260           41,626
     Customer deposits                                                              0          298,152
     Deferred revenue                                                         114,140                0
                                                                         -------------    -------------
     Total Current Liabilities                                              1,748,338        2,713,321
Long-term Debt, net of current portion                                      2,923,424        3,140,628
Commitments and Contingencies                                                    -                -
                                                                         -------------    -------------
     Total Liabilities                                                    $ 4,671,762     $  5,853,949
                                                                         -------------    -------------


Stockholders' Equity:
     Common stock - $0.01 par value -10,000,000 shares authorized;
     issued & outstanding, 3,127,800 shares at December 31, 2005
     and 3,039,100 shares at December 31, 2004                                 31,278           30,391
     Additional paid-in capital                                             3,049,362        2,902,149
     Retained earnings                                                      3,157,605        2,766,694
                                                                         -------------    -------------
                                         Total Stockholders' Equity         6,238,245        5,699,234
                                                                         -------------    -------------

                         Total Liabilities and Stockholders' Equity      $ 10,910,007     $ 11,553,183
                                                                         =============    =============



           See Notes to Consolidated Financial Statements

                                    F-3
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   Consolidated Statements of Operations
                   Years ended December 31, 2005 and 2004


                                                                             2005             2004
                                                                         -------------    -------------
Revenue                                                                  $ 11,225,316     $  9,873,592

Costs of revenue                                                            7,355,679        6,548,946
                                                                         -------------    -------------
Gross profit                                                                3,869,637        3,324,646
                                                                         -------------    -------------
Operating expenses
     Selling and shipping                                                     716,377          691,281
     General and administrative                                             2,495,432        2,225,250
     Related party - professional fees                                         35,260           26,464
                                                                         -------------    -------------
Total operating expenses                                                    3,247,069        2,942,995

Operating income                                                              622,568          381,651
                                                                         -------------    -------------
Other income (expense)
     Interest income                                                              763              752
     Interest expense                                                        (219,255)        (212,547)
     Other income                                                              51,405           26,001
                                                                         -------------    -------------
Total other (expense), net                                                   (167,087)        (185,794)
                                                                         -------------    -------------
Income before income tax (expense)                                            455,481          195,857
Income tax (expense)                                                          (64,570)        (125,133)
                                                                         -------------    -------------
Net income                                                                    390,911           70,724
                                                                         -------------    -------------


Basic income per common share                                             $     0.13      $      0.02
Diluted income per common share                                           $     0.12      $      0.02

Weighted average common shares outstanding
basic income per share                                                       3,097,698        3,039,100

Weighted average common shares outstanding
diluted income per share                                                     3,220,097        3,053,494


       See Notes to Consolidated Financial Statements

                                    F-4
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARY
              Consolidated Statements of Stockholders' Equity
                   Years ended December 31, 2005 and 2004

                                        Common Stock              Additional                             Total
                                       --------------             Paid -In         Retained        Shareholder's
                                     Shares        Amount          Capital         Earnings              Equity
                                  -------------   ---------      -----------      -----------      -------------
Balance - December 31, 2003          3,039,100    $ 30,391       $2,902,149       $2,695,970       $  5,628,510

Net income                                                                            70,724             70,724
                                  -------------------------      -----------      -----------      -------------
Balance - December 31, 2004          3,039,100    $ 30,391       $2,902,149       $2,766,694       $  5,699,234

Exercise of stock options               88,700       887            147,213                             148,100

Net Income                                                                           390,911            390,911
                                  -------------------------      -----------      -----------      -------------
Balance - December 31, 2005          3,127,800    $ 31,278       $3,049,362       $3,157,605       $  6,238,245
                                  =========================      -----------      -----------      -------------


      See Notes to Consolidated Financial Statements

                                    F-5

                 CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
                   Years ended December 31, 2005 and 2004



                                                                                2005              2004
                                                                            -------------     -------------
Cash flows from operating activities:
     Net income                                                             $    390,911      $     70,724
     Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
     Depreciation and amortization                                               350,143           356,884
     Deferred tax provision                                                       58,755           139,619
     Bad debt provision                                                          (15,131)            4,430
     Changes in operating assets and liabilities
     Accounts receivable                                                         496,723          (559,942)
     Cost in excess of billings on uncompleted contracts                         515,295          (534,628)
     Inventory                                                                  (243,802)         (397,602)
     Other current assets                                                         61,146           (36,496)
      Accounts payable                                                           (86,087)          205,181
      Accrued expenses                                                           165,445           158,655
      Customer Deposits                                                         (298,152)          277,557
      Billing in excess of costs on uncompleted contracts                              0          (174,068)
                                                                            -------------     -------------
Net cash provided by (used in) operating activities                             1,395,246          (489,686)
                                                                            -------------     -------------
Cash flows from investing activities:
     Capital expenditures                                                       (485,961)         (350,580)
                                                                            -------------     -------------
Net cash used in investing activities                                           (485,961)         (350,580)
                                                                            -------------     -------------
Cash flows from financing activities
     Proceeds of short-term borrowings                                           685,000         1,425,000
     Payments of short-term borrowings                                        (1,435,000)         (575,000)
     Proceeds of long-term debt                                                        0            26,460
     Payments of long-term debt                                                 (213,394)         (186,221)
     Net proceeds from stock options exercised                                   148,100                 0
                                                                            -------------     -------------
Net cash (used in) provided by financing activities                             (815,294)          690,239
                                                                            -------------     -------------
Net increase (decrease) in cash and cash equivalents                              93,991          (150,027)

Cash and cash equivalents at beginning of year                                   171,463           321,490
                                                                            -------------     -------------
Cash and cash equivalents at end of year                                    $    265,454      $    171,463
                                                                            =============     =============


       See Notes to Consolidated Financial Statements

                                    F-6
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005 and 2004

Note 1 - Business Description

CVD Equipment Corporation and Subsidiary (the "Company"), a New York corporation, was organized and commenced operations in October 1982. Its principal business activities include the manufacturing of chemical vapor deposition equipment, customized gas control systems, the manufacturing of process equipment suitable for the synthesis of a variety of one-dimensional nanostructures and nanomaterials and a line of furnaces all of which are used primarily to produce semiconductors and other electronic components. The Company engages in business throughout the United States and the world.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of CVD Equipment Corporation and its wholly owned subsidiary. In December 1998 , a subsidiary, Stainless Design Concepts, Ltd., was formed as a New York Corporation. In April 1999, this subsidiary was merged into CVD Equipment Corporation. The Company has one inactive subsidiary, CVD Materials Corporation as of December 31, 2005 and 2004. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                                    F-7
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005 and 2004

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

The liability, "Billings in excess of costs on uncompleted contracts," represents amounts billed in excess of revenues earned.

Inventories

Inventories are valued at the lower of cost (determined on the first-in, first-out method) or market.

Reclassifications

Certain items have been reclassified in the 2004 financial statements to conform to the 2005 presentation. These reclassifications have no effect on the net income previously reported.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged against operations as incurred. The cost of certain labor and overhead which is expected to benefit future periods has been capitalized and amortized. Depreciation and amortization are computed by the straight-line method for financial statement purposes over the following estimated useful lives:

                                             Estimated
                                             Useful Life
                                             ------------
          Buildings                             39 years
          Building improvements                 39 years
          Machinery and equipment                8 years
          Capitalized labor and overhead         3 years

                                    F-8
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005 and 2004

                                             Estimated
                                             Useful Life
                                             ------------
          Furniture and fixtures                 8 years
          Computer equipment                     5 years
          Transportation equipment               3 years

Long-Lived Asset Impairment

Pursuant to Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," impairment of long-lived assets, including intangibles related to such assets, is recognized whenever events or changes in circumstances indicate that the carrying amount of the asset, or related groups of assets, may not be fully recoverable from estimated future cash flows and the fair value of the related assets is less than their carrying value. Financial Accounting Standards Board Statement No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (FAS 144) clarified when a long-lived asset held for sale should be classified as such. It also clarifies previous guidance under FAS 121. The Company, based on current circumstances, does not believe any indicators of impairment are present.

Software Capitalization

The Company follows Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs totaled $252,483 and $269,596 for the years ended December 31, 2005 and 2004 respectively and are included in Other Assets. All software is amortized straight-line over its useful life of three years. Amortization expense related to software totaled $47,446 and $40,299 for the years ended December 31, 2005 and 2004, respectively.

Intangible Assets

The cost of intangible assets is being amortized on a straight-line basis over their useful lives ranging from 5 to 15 years. Amortization expense recorded by the Company in 2005 and 2004 totaled $13,416 and $13,419 respectively.

                                    F-9
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005 and 2004

Bad Debts

Accounts receivables are presented net of an allowance for doubtful accounts of $8,597 and $23,728 as of December 31, 2005 and 2004, respectively. The allowance is based on prior experience and management's evaluation of the collectibility of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in economic conditions.

Product Warranty

The Company records warranty costs as incurred and does not provide for possible future costs. Management estimates such costs not to be material based on prior experience. However, it is reasonably possible that this estimate may change in the future.

Advertising Costs

The company expenses advertising and trade show costs which are not expected to benefit future periods. These expenses which are included in selling and shipping expenses were $53,492 and $25,822 in 2005 and 2004, respectively. The Company capitalizes certain advertising costs included in Other Assets, totaling $63,849 to develop a web site and to print brochures expected to be used in the future. Capitalized advertising costs are amortized straight-line over three years. Amortization expense related to advertising costs totaled $390 in 2004 and has been fully amortized as of December 31, 2004.

Interest Capitalization

The Company follows the policy of capitalizing interest as a component of the cost of property, plant and equipment constructed for its own use. The amount is included in building improvements. During the years ended December 31, 2005 and 2004, the Company did not capitalize any interest.

Income Per Share

Basic net income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during each period. Diluted income per share for 2005 and 2004 reflects the dilutive effect of the assumed exercise of options.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.

                                    F-10
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005 and 2004

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

Shipping and Handling

It is the Company's policy to include freight in total sales. The amount included in sales was $33,540 and $18,304 for the years ended December 31, 2005 and 2004, respectively. Included in selling and shipping is $87,844 and $58,629 for shipping and handling costs for 2005 and 2004, respectively.

                                    F-11
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005 and 2004

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

In November 2004, the FASB issued SFAS No. 152 "Accounting for Real Estate Time-Sharing Transactions-An amendment of SFAS NO. 66 and 67." This Statement amends SFAS No. 66. "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state the guidance for (a) incidental costs and
(b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to guidance in SOP 04-2, effective for financial statements with fiscal years beginning after June 15, 2005. Adoption of this Statement is not expected to have a material impact on the financial statements of the Company.

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

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R (SFAS 123R), Share-Based Payment. Under previous practice, the reporting entity could account for share-based payment under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and disclose share-based compensation as if accounted for under the provisions of Statement of Financial Accounting Standard No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. Under the provisions of

                                    F-12
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005 and 2004

SFAS No. 123R, a public entity is required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost is recognized over the period during which an employee is required to provide service in exchange for the award.

The Company expects to adopt SFAS No. 123R effective with the beginning of the quarter ended March 31, 2006. As of December 31, 2005, there was approximately $380,000 of total unrecognized compensation cost related to nonvested stock-based compensation arrangements granted. That cost is expected to be recognized over a weighted-average period of 2.85 years.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS NO. 154"), SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires that the cumulative effect of voluntarily changing to a new accounting principle be applied retrospectively to prior period financial statements. Prior to the effective date of SFAS 154, the cumulative effect of voluntarily changing to a new accounting principle was included in the operating results of the period in which such change was adopted. SFAS 154 is effective for fiscal years beginning after December 15, 2005. The Company expects that the adoption of SFAS 154 will not have a significant impact on its financial statements.

Note 3 - Supplemental Cash Flow Information

During 2005, options to purchase 176,500 common shares were issued to certain employees and members of the board of directors. The option price for all options granted in 2005 was equal to or greater than the fair market value per share on the date the option was granted and no compensation cost was recognized.

                                                    2005            2004
                                                ------------   ------------
Cash paid during the year for:
    Income taxes, net of refunds                $      4,509   $     3,256
    Interest                                         212,547       222,580

                                    F-13
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005 and 2004

Note 4 - Uncompleted Contracts
Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

                                                    2005            2004
                                                ------------   ------------
Costs incurred on uncompleted contracts         $   961,735    $ 1,142,057
        Estimated earnings                          901,390      1,084,166
                                                ------------   ------------
                                                  1,863,125      2,226,223
        Billings to date                         (1,268,058)    (1,115,861)
                                                ------------   ------------
                                                $   595,067    $ 1,110,362
                                                ============   ============
Included in accompanying balance sheets
     Under the following captions:

       Costs and estimated earnings in excess
        of billings on uncompleted contracts    $   595,067     $ 1,110,362
     Billings in excess of costs and estimated
        earnings on uncompleted contracts              ---             ---
                                                ------------   ------------
                                                $   595,067    $ 1,110,362
                                                ------------   ------------

Note 5 - Inventory

                                         December 31,
                                   2005              2004
                               -------------     -------------
Raw materials                  $    849,355      $    628,934
Work-in-process                     854,115           686,325
Finished goods                      363,785           508,194
                               -------------     -------------
                               $  2,067,255      $  1,823,453
                               -------------     -------------

                                    F-14
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005 and 2004

Note 6 - Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:

                                             2005                    2004
                                         -------------          -------------
Land                                     $    760,000          $     760,000
Buildings                                   2,815,839              2,815,839
Building improvements                       1,394,976              1,378,552
Machinery and equipment                     1,347,807              1,246,470
Capitalized labor and overhead                216,602                216,602
Furniture and fixtures                        226,022                224,542
Computer equipment                            221,635                201,377
Transportation equipment                       74,709                 74,709
Demo equipment                                 42,776                    0
Lab equipment                                  42,121                    0
                                         -------------          -------------
     Totals at Cost                         7,142,452              6,918,091
Accumulated depreciation and
amortization                               (2,051,951)            (1,765,074)
                                         $  5,090,536           $  5,153,017
                                         -------------          -------------
Depreciation and amortization expense    $    287,404           $    294,901
                                         $  5,090,536           $  5,153,017
                                         -------------          -------------

Note 7 - Intangible Assets

Intangible assets are summarized as follows:
December 31, 2005
-----------------

                       Weighted Average                   Accumulated    Net of Accumulated
Intangible Asset       Amortization Period      Cost      Amortization   Amortization
-----------------      -------------------   ----------   ------------   ------------------
Licensing Agreement            5                10,000       10,000            0
Patents & Copyrights          14                32,019       14,472          17,547
Intellectual Property         15               100,000       30,002          69,998
Other                          5                21,492       12,895           8,597
                                             ----------------------------------------------
          Totals              13                163,51      167,369          96,142

                                    F-15
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005 and 2004

December 31, 2004
-----------------

                       Weighted Average                   Accumulated    Net of Accumulated
Intangible Asset       Amortization Period      Cost      Amortization   Amortization
-----------------      -------------------   ----------   ------------   ------------------
Licensing Agreement             5               10,000        10,000           0
Patents & Copyrights           14               32,019        12,021         19,998
Intellectual Property          15              100,000        23,335         76,665
Other                           5               21,492         8,597         12,895
                                             ----------------------------------------------

          Totals               13              163,511        53,953        109,558

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2005 is as follows:

Year Ended
December 31,
2006                                            $    13,417
2007                                                 13,418
2008                                                  9,119
2009                                                  7,619
2010                                                  7,619
Thereafter                                           44,950
                                                ------------

   Total                                        $    96,142
                                                ============

Note 8 - Financing Arrangements

The Company has a line of credit with a bank which allows the Company to borrow up to $1,250,000 until June 1, 2006. Interest is payable on any unpaid principal balance at the bank's prime rate plus _ of 1%. The balances outstanding on this facility as of December 31, 2005 and 2004 were $100,000 and $850,000, respectively. The prime rate was 7.25% and 5.25% at December 31, 2005 and 2004 respectively. The weighted average interest rate on the Company's short-term borrowings for 2005 and 2004 was 6.19% and 5.46% respectively. (See Note 19)

                                    F-16
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005 and 2004

Note 9 - Long-term Debt

Long-term debt consists of the following:
                                                                   2005            2004
                                                               -------------   -------------

KIDCO REALTY CORP.
     $900,000 purchase money mortgage secured by
     real property, building and improvements in
     Saugerties, New York; payable in equal monthly
     installments of $5,988 including interest at 7%
     per annum; entire principal comes due in
     May 2009.                                                 $    825,068    $    838,645

GENERAL ELECTRIC CAPITAL CORPORATION
     $2,700,000 mortgage payable secured by real
     property, building and improvements in
     Ronkonkoma, New York; payable in equal
     monthly installments of $22,285, including
     interest at 5.67% per annum; pursuant to an
     installment sale agreement with the Town of
     Islip Industrial Development Agency; final
     payment due March 2017.                                      2,220,402       2,357,668

NORTH FORK BANK
     Sixty month installment note; payable in
     monthly installments of $4,922, including
     interest at 7.74% per annum; final payment
     due October 2007; collateralized by
     equipment costing $244,239.                                     90,900         140,087

KEY EQUIPMENT FINANCE
     Twenty-four month installment note, payable
     In monthly installments of $1,123, including
     Interest at 1.9% per annum; final payment due
     May 2006, collateralized by software
     costing $26,460.                                                 4,258          17,622
                                                               -------------   -------------
                                                                  3,140,628       3,354,022
     Less: Current maturities                                       217,204         213,394
                                                               -------------   -------------
                                                               $  2,923,424    $  3,140,628
                                                               =============   =============

                                    F-17
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005 and 2004

Future maturities of long-term debt as follows:
    Year ended December 31, 2006                            $    217,204
    Year ended December 31, 2007                                 207,088
    Year ended December 31, 2008                                 179,394
    Year ended December 31, 2009                                 950,276
    Year ended December 31, 2010                                 184,146
                                    Thereafter                 1,404,530
                                                            -------------
                                                            $  3,140,628
                                                            =============

Note 10 - Income per Share

The calculation of basic and diluted weighted average common shares outstanding is as follows:

                                                           2005                2004
                                                       -------------       ------------
Weighted average common shares outstanding
basic income per share                                   3,097,698         3,039,100

Effect of potential common share issuance:
      Stock options                                        122,400            14,394
                                                      -------------     -------------
Weighted average common shares outstanding
Diluted income per share                                 3,220,097         3,053,494
                                                      =============     =============

Outstanding options to purchase 136,000 and 305,900 shares at December 31, 2005 and December 31, 2004, respectively, were not included in the earnings per share calculation, because the exercise price was higher than the market price.

Note 11 - Income Taxes

The provision (benefit) for income taxes includes the following:

                                                           2005                2004
                                                       -------------       ------------
    Current:
        Federal                                        $        0          $       0
        State                                                 5,815            (14,486)
                                                       -------------       ------------
        Total Current Provision (Benefit)                     5,815            (14,486)
Deferred:
    Federal                                                  81,305             85,638
    State                                                   (22,550)            53,981
                                                       -------------       ------------
      Total Deferred Provision                               58,755            139,619
                                                       $     64,570        $   125,133
                                                       =============       ============

                                    F-18
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005 and 2004

The Company has New York State investment tax credit carryforwards of approximately $263,000 that may be offset against future state tax liabilities through the year 2019 and other state tax credits totaling approximately $325,000 which may be carried forward indefinitely. The Company accounts for investment tax credits primarily by the flow-through method.

As of December 31, 2005, the Company had federal and state net operating loss (NOL's) carryforwards totaling approximately $40,000 and $179,000, respectively. These NOL's were incurred in the 2003 tax year and may be used to offset taxable income in future periods through 2023. Current federal and state income tax expenses are net of tax benefits from net operating loss carry forwards of approximately $230,000 and $40,000 respectively.

The difference between the provision for income taxes at the Company's effective income tax rate and the federal statutory rate of 34% is as follows:

                                                      2005                2004
                                                  -------------       ------------
     Statutory rate                                    34%                 34%
     State taxes, net of federal benefits               5%                  7%
     Benefit of federal and state
     net operating loss carryforwards                 (23%)                 0
     Investment and other tax credits                 ( 2%)                23%
                         Totals                        14%                 64%

The tax effects of temporary differences giving rise to significant portions of deferred taxes are as follows:

                                                      2005                2004
                                                  -------------       ------------
     Allowance for doubtful accounts              $      3,377        $     9,320
     Inventory capitalization                           76,330             67,353
     Deferred revenue                                 (354,066)          (425,860)
     Net operating loss                                 26,790            222,555
     Depreciation and amortization                    (225,141)          (190,376)
     Investment and other tax credits                  588,908            579,213
        Vacation Accrual                               118,130             28,963
        Other                                            7,660              9,575
                                                  -------------       ------------
          Net deferred tax asset                  $    241,988        $   300,743
                                                  =============       ============

                                    F-19
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005 and 2004

Management believes the net deferred tax asset will more likely than not be realized. In assessing the likelihood of realization, management considers estimates of future taxable income. However, it is at least reasonably possible that management's estimate of future realization may change in the near term.

Note 12 - Stock Option Plans

On June 15, 1989 the Company instituted a non-qualified stock option plan (the "Plan"). In connection therewith, 700,000 shares of the Company's common stock are reserved for issuance pursuant to options that may be granted under the Plan through June 30, 2009. On June 3, 1996, the Company issued 84,000 options which expire ten years from the date of grant. None of these options were exercisable until June
3, 1999. The option price was less than the fair market value per share on the date the 1996 options were granted. On April 15, 1998, 140,000 options were granted to employees under this plan. Options granted in 1998 vest straight-line over a four-year period following the date of grant and expire five years after the date of grant. On
July 16, 1999, 52,500 options were granted to employees under this Plan. Options granted in 1999 vest incrementally over four-year periods following the date of grant and expire seven years after the date of grant. On February 2, 2000, 242,000 options were granted to employees under this plan. On May 7, 2000 and August 8, 2000, a total of 80,000 options were granted to employees. On October 26, 2000, 3,500 options were granted to employees. All options vest over a four-year period. All options granted in 2000 expire seven years after the date of grant. The option price for options granted in 1999 and 2000 is an amount per share of not less than the fair market value per share on the date the option is granted. On April 1, 2003, the Company granted 12,500 options to employees under this plan which expire April 1, 2008, and on September
23, 2003 granted 75,000 options to directors which expire on September
23, 2010. On June 17, 2005 and August 4, 2005, 56,500 and 15,000
options were granted to employees under this plan, which expire on June
16, 2012 and August 3, 2012. All of these options vest equally over a four-year period. On September 13, 2005 105,000 options were granted to directors which vest over three years and expire on September 12, 2012.

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

                                    F-20
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005 and 2004

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

A summary of stock option activity related to the Company's Plan is as follows:

                                     Beginning      Granted   Exercised   Canceled   Ending
                                     Balance        During    During      During     Balance
                                     Outstanding    Period    Period      Period    Outstanding  Exercisable
                                     -----------   ---------  ---------  ---------  -----------  -----------

Year ended December 31, 2004
Number of shares                        365,400         0         -0-      10,000      355,400      296,650
Weighted average exercise price
Per share                            $    1.69          0     $   -0-    $  1.75    $    1.69    $    1.68
Year ended December 31, 2005
Number of shares                        355,400      176,500    88,700       -0-       443,200      276,700
Weighted average exercise price
 per share                           $    1.69     $   3.42 $    1.67    $   -0-    $    2.39    $    2.03


The following table summarizes information about the options at December 31, 2005.

                             Options Outstanding         Options Exercisable
                   -----------------------------------  ---------------------
                                  Weighted
                                  Average     Weighted               Weighted
                                  Remaining   Average                Average
      Exercise      Number       Contractual  Exercise     Number    Exercise
     Price Range   Outstanding      Life       Price    Exercisable  Price
    -------------  -----------  ------------  --------  -----------  --------

    $0.13 - $1.00      40,000     0.55 years  $  1.00    40,000      $ 1.00
    $1.25 - $1.50      75,000     4.74 years  $  1.40    50,000      $ 1.40
    $1.51 - $1.75      90,700     1.09 years  $  1.75    90,700      $ 1.75
    $2.00 - $2.75     101,500     4.29 years  $  2.14    45,000      $ 2.00
    $3.00 - $3.25      18,500     5.69 years  $  3.11     3,500      $ 3.25
    $3.75 - $4.00      12,500     2.25 years  $  3.88    12,500      $ 3.88
    $4.00 - $4.25     105,000     6.70 years  $  4.10    35,000      $ 4.10

                                    F-21
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005 and 2004

The Company accounts for the stock option plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and related interpretations." The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to its stock-based employee compensation: See
Note 2.

There were no options granted in 2004. The weighted average grant date fair value of options granted during 2005 was $3.42.

                                                       2005             2004
                                                   -------------    -------------
     Net income as reported                        $    390,911     $     70,724

     Add: Stock-based employee compensation
     expense included in reported net income,
     net of related tax effects                           -0-              -0-

     Deduct: Total stock-based employee
     compensation expense determined under
     fair value based method for all awards, net
     of related tax effects                        $    (92,284)    $    (71,978)

     Pro-forma net income (loss)                   $    298,627     $    ( 1,254)

Income per share:                                      2005             2004
                                                   -------------    -------------
     Basic-as reported                             $     .13        $     .02
     Basic-pro forma                               $     .10        $     .00

     Diluted -as reported                          $     .12        $     .02
     Diluted -pro forma                            $     .09        $     .00

                                    F-22
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005 and 2004

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

                      Risk-Free                               Expected           Expected
Year Ended            Interest Rate      Expected Life       Volatility          Dividends
-----------------    ---------------    ---------------    ---------------    ---------------
December 31, 2005          2.5%             5.7 Years           126.54%             None

Note 13 - Defined Contribution Plan

On August 1, 1998, the Company adopted a 401(k) Plan for the benefit of all eligible employees. All employees as of the effective date of the 401(k) Plan became eligible. An employee who became employed after August 1, 1998, would become a participant after three months of continuous service.

Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are optional. During the years ended December 31, 2005 and 2004 the Company incurred administrative costs totaling $1,805 and $2,530 respectively. No employer contribution has been made for 2005 and 2004.

Note 14 - Concentration of Credit Risk

Cash

The Company places most of its temporary cash investments with one financial institution. Balances normally exceed the Federal Deposit Insurance Corporation limit. The amount at risk at December 31, 2005 was approximately $165,000. The Company has not experienced any loss to date as a result of this policy.

                                    F-23
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005 and 2004

Significant Customers

The Company's sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology. In 2005, one customer from the Conceptronic division represented approximately 12% of the Company's total revenue for the year and 22% of the Company's total billed and unbilled receivables at December 31, 2005. One other customer from the CVD division represented approximately 15% of the total billed and unbilled receivables at December 31, 2005. In 2004, one customer from the Conceptronic division represented approximately 17% of the Company's total revenue and 16% of the Company's total billed and unbilled receivables at December 31, 2004. Two other customers, one each from the CVD and SDC divisions, represented approximately 11% and 23% of total billed and unbilled receivables at December 31, 2004.

Export Sales

Export sales to unaffiliated customers represented approximately 29% and 32% of sales for the years ended December 31, 2005 and 2004, respectively, Export sales in 2005 and 2004 were primarily to customers in Asia. All contracts are denominated in U.S. dollars. The Company does not enter into any foreign exchange contracts.

Note 15 - Related Party Transactions

The general counsel for the Company is also a director. The Company incurred legal fees for his professional services of approximately $35,000 and $26,000 for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005 and 2004, the Company owed the general counsel approximately $35,000 and $41,000 respectively.

Note 16 - Other Income

Other income for the year ended December 31, 2005 was approximately $51,000 which represented miscellaneous sources of revenue earned by the company including sale of scrap metal and parking space rental.

                                    F-24
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005 and 2004

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

The following table presents certain information regarding the Company's segments at December 31, 2005 and for the year then ended:

                            CVD             SDC        Conceptronic    Eliminations     Consolidated
                        ------------    ------------   ------------    ------------     -------------
Assets                  $ 9,736,996     $ 2,060,657    $ 2,741,119     $(3,628,766)      $10,910,007
Revenue                 $ 4,589,205     $ 3,033,751    $ 4,611,452     $(1,009,092)      $11,225,316
Interest Income                 522             241            -0-                               763
Interest Expense             77,056          65,213          76,986                          219,255
Depreciation and
amortization                201,481         124,195          24,467                          350,149
Capital expenditures        476,371           9,590            -0-                           488,961
Pretax (loss) earnings      640,331        (165,301)        (19,549)                         455,481

The following table presents certain information regarding the Company's segments at December 31, 2004 and for the year then ended:

                            CVD             SDC        Conceptronic    Eliminations     Consolidated
                        ------------    ------------   ------------    ------------     -------------

Assets                  $10,026,553     $ 2,604,804    $ 2,878,597     $(3,956,771)     $11,553,183

Revenue                 $ 2,885,410     $ 2,843,293    $ 4,948,170     $  (803,281)     $ 9,873,592
Interest Income                -0-              752           -0-                               752
Interest Expense             76,678          59,190         76,679                          212,547
Depreciation and
amortization                201,958         130,876         24,050                          356,884
Capital expenditures         36,721           8,150          3,015                           47,886
Pretax earnings (loss)      (38,052)        140,380         93,529                          195,857

                                    F-25
                  CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005 and 2004

Note 18 - Commitments and Contingencies

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

Note 19 - Subsequent Events

The Company's credit line with a bank which permitted it to borrow on a revolving basis amounts up to the lesser of $1,000,000 or 75% of accounts receivables not aged more than ninety days from invoice date, was revised in January, 2006 and again on February 28, 2006. The initial revision increased the line of credit to $1,250,000. The second revision eliminated the borrowing base restriction. This line of credit is subject to renewal on June 1, 2006.

Additionally, the bank agreed to provide the Company with an equipment line of credit of $250,000. The Company is permitted to borrow up to 100% of the purchase price of the equipment. The amount borrowed will be immediately converted into a five year term loan at the bank's prime rate plus 1 1/4%.