Form 10QSB
period 2006-03-31
CVD EQUIPMENT CORP
filed 2006-05-15
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                            ________________
                              Form 10-QSB
(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
    EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2006
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,137,800 shares of Common Stock, $0.01 par value at May 8, 2006.

________________________________________________________________

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARY

                                    Index


Part I - Financial Information

    Item 1 - Financial Statements (Unaudited)

    Consolidated Balance Sheets at March 31, 2006 (Unaudited) and
    December 31, 2005                                                      2

    Comparative Consolidated Statements of Operations(Unaudited) for
    the three months ended March 31, 2006 and 2005                         3

    Comparative Consolidated Statements of Cash Flows (Unaudited) for
    the three months ended March 31, 2006 and 2005                         4

    Notes to Unaudited Consolidated Financial Statements                   5

    Item 2 - Management's Discussion and Analysis of Financial
    Condition and Results of Operations                                   11

    Item 3 - Controls and Procedures                                      14

Part II - Other Information                                               15

    Item 1 - Legal Proceedings	                                          15
    Item 2 - Changes in Securities and Use of Proceeds  	              15
    Item 3 - Defaults Upon Senior Securities  	                          15
    Item 4 - Submission of Matters to a Vote of Security Holders	      15
    Item 5 - Other Information  	                                      15
    Item 6 - Exhibits and Reports Filed on Form 8-K                       15

Signatures                                                                16
Exhibit Index  	                                                          17
Certification of Chief Executive Officer 	                              18
Certification of Chief Financial Officer 	                              19
Certification of Chief Executive Officer pursuant to U.S.C. Section 1350 20 Certification of Chief Financial Officer pursuant to U.S.C. Section 1350 21

                                             PART 1 - FINANCIAL INFORMATION
                                             Item 1 - Financial Statements

                                       CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
                                              Consolidated Balance Sheets

                                                                               March 31, 2006
                                                                                 (Unaudited)       December 31, 2005
                                                                              -----------------    -----------------
ASSETS
Current Assets:
     Cash and cash equivalents                                                 $   228,651          $   265,454
     Accounts receivable, net                                                    2,007,222            1,893,665
     Cost  in excess of billings on uncompleted contracts                        1,047,086              595,067
     Inventories                                                                 2,372,211            2,067,255
     Other current assets                                                           90,583               49,597
                                                                              _________________    _________________
    Total current assets                                                         5,745,753            4,871,038

Property, plant and equipment, net                                               5,068,731            5,090,536
Deferred income taxes                                                              182,990              241,988
Other assets                                                                       696,351              610,304
Intangible assets, net                                                              92,787               96,141
                                                                              _________________    _________________
                                                                               $11,786,612          $10,910,007
                                                                              =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt                                      $   252,192          $   217,204
     Short-term notes payable                                                      485,000              100,000
     Accounts payable                                                              853,665              639,619
     Accrued expenses                                                              537,002              642,115
     Accrued professional fees - related party                                       5,000               35,260
     Deferred revenue                                                              293,368              114,140
                                                                              -----------------    -----------------
     Total current liabilities                                                   2,426,227            1,748,338

Long-term debt, net of current portion                                           2,941,779            2,923,424
                                                                              -----------------    -----------------
     Total liabilities                                                           5,368,006            4,671,762
                                                                              -----------------    -----------------

Commitments and contingencies                                                         ---                  ---

Stockholders' Equity
     Common stock-$0.01par value-10,000,000 shares authorized;
     issued and outstanding, 3,137,800 shares at March 31, 2006
     and 3,127,800 at December 31, 2005                                             31,378               31,278
     Additional paid-in capital                                                  3,116,675            3,049,362
     Retained earnings                                                           3,270,552            3,157,605
                                                                              -----------------    -----------------
                                                                                 6,418,606            6,238,245
                                                                              -----------------    -----------------
                                                                               $11,786,612          $10,910,007
                                                                              =================    =================

                                    See notes to the consolidated financial statements.

                                        CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                                          Consolidated Statements of Operations
                                                      (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    2006                 2005
                                                                              -----------------    -----------------
Revenue:                                                                       $ 3,211,473          $ 2,398,070

Cost of Revenue                                                                  2,141,376            1,626,727
                                                                              -----------------    -----------------
Gross profit                                                                     1,070,097              771,343
                                                                              -----------------    -----------------
Operating expenses
     Selling and shipping                                                          196,869              170,116
     General and administrative                                                    718,209              531,264
     Related party - professional fees                                                  -                10,000
                                                                              -----------------    -----------------
Total operating expenses                                                           915,078              711,380

Operating income                                                                   155,019               59,963
                                                                              -----------------    -----------------
Other income (expense)
     Interest income                                                                    21                  626
     Interest expense                                                              (56,647)             (62,543)
     Other income                                                                   75,469                4,180
                                                                              -----------------    -----------------
Total other income (expense)                                                        18,843              (57,737)

Income before income taxes                                                         173,862                2,226

Income tax provision                                                               (60,915)              (1,133)
                                                                              -----------------    -----------------
Net income                                                                     $   112,947          $     1,093
                                                                              =================    =================
Basic income per common share                                                  $      0.04          $       -
                                                                              =================    =================
Diluted income per common share                                                $      0.03          $       -
                                                                              =================    =================
Weighted average common shares outstanding
    basic income per share                                                       3,132,689            3,039,100

Effect of potential common share issuance:
    Stock options                                                                  169,537                9,715
                                                                              -----------------    -----------------
Weighted average common shares outstanding
    diluted income per share                                                     3,302,226            3,048,815
                                                                              =================    =================

                                   See notes to the consolidated financial statements.

                                        CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                                          Consolidated Statements of Cash Flows
                                                       (Unaudited)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    2006                 2005
                                                                              -----------------    -----------------
Cash flows from operating activities
     Net income                                                                $   112,947          $     1,093
     Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                                                  81,758               88,759
     Deferred tax provision                                                         58,998
     Stock option expense                                                           53,413
     Bad debt provision                                                                -                   (626)
    Changes in operating assets and liabilities:
     Accounts receivable                                                          (113,557)             385,480
     Cost in excess of billings on uncompleted contracts                          (452,019)             732,266
     Inventory                                                                    (304,956)            (262,964)
     Other current assets                                                          (40,984)             (15,685)
     Other assets                                                                      -                (63,544)
      Accounts payable                                                             214,047              (62,081)
      Accrued expenses                                                            (135,371)            (185,676)
      Deferred revenue                                                             179,228               76,200
     Customer deposits                                                                                 (298,152)
                                                                              -----------------    -----------------
Net cash (used in) provided by operating activities                               (346,496)             395,070
                                                                              -----------------    -----------------
Cash flows from investing activities:
     Capital expenditures                                                         (142,649)              (4,604)
                                                                              -----------------    -----------------
Net cash used in investing activities                                             (142,649)              (4,604)
                                                                              -----------------    -----------------
Cash flows from financing activities:
     Proceeds from short-term borrowings                                           535,000              150,000
     Payments of short-term borrowings                                            (150,000)            (425,000)
     Proceeds from loans                                                           115,309                  -
     Payments of long-term debt                                                    (61,967)             (52,170)
     Net proceeds from stock options exercised                                      14,000                  -
                                                                              -----------------    -----------------
Net cash provided by (used in) financing activities                                452,342             (327,170)
                                                                              -----------------    -----------------
Net (decrease) increase in cash and cash equivalents                               (36,803)              63,296

Cash and cash equivalents at beginning of period                                   265,454              171,463
                                                                              -----------------    -----------------
Cash and cash equivalents at end of period                                     $   228,651          $   234,759
                                                                              =================    =================

Supplemental disclosure of cash flow information:
Income taxes paid                                                              $       100          $     1,133
Interest paid                                                                  $    53,295          $    61,573


                                    See notes to the consolidated financial statements.

                                                           4

             CVD EQUIPMENT CORPORATION AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

The balance sheet as of December 31, 2005 has been derived from the audited financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in the December 31, 2005 Form 10-KSB.

For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report of Form 10-KSB for the year ended December 31, 2005.

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

NOTE 3: UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

                						          March 31, 2006      December 31, 2005
                                                 -----------------    -----------------
Costs incurred on uncompleted contracts			 $ 1,188,713	      $   961,735
Estimated earnings						           1,098,899	          901,390
								                   2,287,612            1,863,125
Billings to date						          (1,240,526)          (1,268,058)
                                                 $ 1,047,086          $   595,067
Included in accompanying balance sheets
  Under the following captions:

    Costs and estimated earnings in excess
        of billings on uncompleted contracts	 $ 1,047,086          $   595,067
    Billings in excess of costs and estimate
        earnings on uncompleted contracts	               0                    0
                                                 -----------------    -----------------
                								 $ 1,047,086          $   595,067

                CVD EQUIPMENT CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4: 	INVENTORY

Inventories consist of the following:

                						          March 31, 2006      December 31, 2005
                                                 -----------------    -----------------
Raw materials						             $   925,263		  $    849,355
Work-in-process					                   1,092,681               854,115
Finished goods					                     354,267		       363,785
                                                 -----------------    -----------------
                                                  $2,372,211          $  2,067,255
                                                 -----------------    -----------------

NOTE 5:	BAD DEBTS

Accounts receivables are presented net of an allowance for doubtful accounts of $8,597 as of March 31, 2006 and December 31, 2005. The allowance is based on prior experience and management's evaluation of the collectibility of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in economic conditions.


NOTE 6:	SHORT TERM BORROWINGS

                						          March 31, 2006      December 31, 2005
                                                 -----------------    -----------------
                         				         $   485,000		  $    100,000

The Company has a line of credit with a bank permitting it to borrow on a revolving basis amounts up to $1,250,000 until June 1, 2006. Interest is payable on any unpaid principal balance at the bank's prime rate plus 3/4 of 1%. The prime rate was 7.75% and 7.25% and the amount outstanding on the facility was $485,000 and $100,000 on March 31, 2006 and December 31, 2005 respectively. Borrowings are collateralized by the Company's assets.

The Company has a line of credit for equipment purchases from the same bank permitting it to borrow up to 100% of the purchase price of the equipment. The amount borrowed is immediately converted into a five year term loan at the bank's prime rate plus 1 1/4%. As of March 31, 2006, there was approximately $90,000 outstanding on this facility. Borrowings are collateralized by the equipment purchased.

                CVD EQUIPMENT CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7:	STOCK COMPENSATION EXPENSE

On January 1, 2006, the Company adopted the provisions of SFAS No. 123-R "Share-Based Payment" using the modified prospective method. SFAS No. 123-R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. Under the modified prospective method of adopting SFAS No. 123-R, the Company recognized compensation cost for all share-based payments granted after January 1, 2006, plus any awards granted to employees prior to January 1, 2006 that remain unvested at that time. Under this method of adoption, no restatement of prior periods is made.

Prior to January 1, 2006 the Company recognized the cost of employee services received in exchange for equity instruments in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued Employees" (APB 25). APB 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense was measured under APB 25 on the date the shares were granted. Under APB 25, no compensation expense was recognized for stock options.

During the three months ended March 31, 2006 the Company recorded into selling and general administrative expense approximately $53,000 for the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R

During the three months ended March 31, 2005 had the cost of employee services received in exchange for equity instruments been recognized based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R, the Company's net income and earnings per share would have been impacted as shown in the following table.

                CVD EQUIPMENT CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       Three months ended March 31, 2005

Net income, as reported 	                     $   1,093

Add: Stock-based employee
compensation expense included in
reported net income, net of
related tax effects			                            -

Deduct: Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax effects               (3,233)

Pro forma net (loss)                             $   (2,140)

Earnings (loss) per share:
	Basic-as reported	                         $     0.00
	Basic-pro forma	                             $     0.00

	Diluted-as reported	                         $     0.00
            Diluted-pro forma	                 $     0.00

The historical pro-forma impact of applying the fair value method prescribed by SFAS No. 123-R is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

                CVD EQUIPMENT CORPORATION AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8:	INCOME TAXES

The provision (benefit) for income taxes includes the following:

                                              Three Months Ended
                                                 March 31, 2006
                                              -------------------
	Current:
	   Federal					                $        1,650
	   State						                       267
		Total Current Provision            	             1,917
	Deferred:
	   Federal					                        51,921
	   State						                     7,077
         Total Deferred (Benefit)                       58,998
		     					                $       60,915

All of the Company's federal net operating loss carry forwards of approximately $44,000 have been utilized and $36,000 of the Company's $179,000 state net operating loss carry forwards have been utilized through March 31, 2006. For the three months ended March 31, 2006, the Company recorded a current income tax expense of approximately $2,000, which related to various federal, state and local taxes. The current income tax provision was reduced by approximately $80,000 as a result of the use of available net operating losses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report.

Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: competition in the Company's existing and potential future product lines of business; the Company's ability to obtain financing on acceptable terms if and when needed; uncertainty as to the Company's future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the Company. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Results of Operations

Revenue for the three month period ended March 31, 2006 was $3,211,473 compared to $2,398,070 for the three month period ended March 31, 2005, an increase of 33.9%. The increased demand for customized CVD systems along with the demand for equipment provided by the First Nano product line are the primary reasons for this increase. . The Company generated a gross profit of approximately $1,070,000 for a gross profit margin of 33.3% for the three months ended March 31, 2006 compared to a gross profit of approximately $771,000 for a gross profit margin of 32.2% for the three months ended March 31, 2005.

Selling and shipping expenses for the three months ended March 31, 2006 and 2005 were $196,869 and $170,116 respectively, representing a 15.7% increase. The increase is a result of those costs associated with the increased revenues as well as the costs of trade shows attended by the Company.

The Company incurred approximately $718,000 of general and administrative expenses during the quarter ended March 31, 2006, representing an increase of 35.2% or approximately $187,000 compared to the approximately $531,000 of general and administrative expenses incurred in the quarter ended March 31, 2005. This increase is a result of a combination of increased personnel as well as various increases in employee benefit costs, insurance, professional fees and energy costs. Additionally, as a result of the Company adopting the provisions of SFAS No. 123-R "Share-Based Payment" approximately $54,000 of stock compensation costs were recognized in the current quarter which were not recognized last year.

Interest expense for the three months ended March 31, 2006 decreased by 9.4% to $56,647 compared to $62,543 during the three months ended March 31, 2005. This is a result of reduced levels of borrowing by the Company during the current three month period.

Other income during the quarter ended March 31, 2006 was approximately $75,000 compared to approximately $4,000 for the corresponding period one year ago. This increase is the result of the Company receiving $70,000 for equipment sold to a former customer that filed a voluntary petition for relief under Chapter 11, in the United States Bankruptcy Court in February 2004. The Company had previously written off all accounts receivables from this customer.

For the three months ended March 31, 2006, the Company recorded income tax expense of approximately $61,000 which related to various federal, state and local taxes. The current income tax provision was reduced by approximately $80,000 as a result of the use of available net operating losses..

As a result of the foregoing factors, for the three months ended March 31, 2006, the Company earned approximately $113,000 compared to earnings of approximately $1,000 for the same period, one year ago. The increase in earnings is primarily attributable to both the increase in revenues during the current period and the relative cost reductions achieved in manufacturing.

Liquidity and Capital Resources

As of March 31, 2006, the Company had an aggregate working capital of approximately $3,320,000 compared to $3,123,000 at December 31, 2005 an increase of $197,000. This increase was primarily a result of adding back depreciation and amortization to our net income.

Accounts receivable as of March 31, 2006 was $2,007,222 compared to $1,893,665 as of December 31, 2005. This increase is attributable to the timing of shipments and customer payments.

As of March 31, 2006 the Company's backlog was approximately $2,786,000, an increase of $138,000 or 5.2% compared to $2,648,000 at December 31, 2005. The timing for completion of the backlog varies depending on the product mix; however, there is generally a one to six month lag in the completion and shipping of backlogged product.

The Company has an equipment line of credit of $250,000 with a bank. The Company is permitted to borrow up to 100% of the purchase price of the equipment. The amount borrowed is immediately converted into a five year term loan at the bank's prime rate plus 1 1/4%. As of March 31, 2006, there was approximately $90,000 outstanding on this facility. Borrowings are collateralized by the equipment purchased.

The Company has a revolving line of credit with that same bank permitting it to borrow on a revolving basis amounts up to $1,250,000 until June 1, 2006 at which time it will be subject to renewal. Interest is payable on any unpaid principal balance at the bank's prime rate plus 3/4 of 1%. As of March 31, 2006, $485,000 was outstanding on this facility. Borrowings are collateralized by the Company's assets.

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

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting that occurred during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

    		None

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

				None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May 2006.


					CVD EQUIPMENT CORPORATION

                    By: /s/ Leonard A. Rosenbaum
                    ----------------------------
                  	    Leonard A. Rosenbaum
			           Chief Executive Officer
					  (Principal Executive Officer)

					By: /s/ Glen R. Charles
                    ----------------------------
  				        Glen R. Charles
                      Chief Financial Officer
					 (Principal Financial and
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

32.1                    Certification of Chief Executive Officer
                                 pursuant to U.S.C. Section 1350 *

32.2                    Certification of Chief Financial Officer
                                 pursuant to U.S.C. Section 1350 *

* Filed herewith

                                                             Exhibit 31.1
               Certifications of Principal Executive Officer
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Dated: May 15, 2006

/s/ Leonard A. Rosenbaum
------------------------------
  President, Chief Executive
  Officer and Director

                                  18
                                                             Exhibit 31.2
            Certifications of Principal Financial Officer
       Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Glen R. Charles, the principal financial officer of CVD Equipment Corporation, certify that:

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

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:


     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Dated: May 15, 2006

/s/ Glen R. Charles
-------------------------
  Chief Financial Officer

                                                             Exhibit 32.1

               Certification of Principal Executive Officer
           Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                 2002

I, Leonard A. Rosenbaum, President and Chief Executive Officer of CVD Equipment Corporation, hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge, the quarterly report on Form 10-QSB for the period ending March 31, 2006 of CVD Equipment Corporation (the "Form 10-QSB") fully complies with the requirements of
Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.

Dated: May 15, 2006 /s/ Leonard A. Rosenbaum Leonard A. Rosenbaum
Chief Executive Officer (Principal Executive Officer)

                                                             Exhibit 32.2

               Certification of Principal Financial Officer
           Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                 2002

I, Glen R. Charles, Chief Financial Officer of CVD Equipment Corporation, hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge, the quarterly report on Form 10-QSB for the period ending March 31, 2006 of CVD Equipment Corporation (the "Form 10-QSB") fully complies with the requirements of
Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.

Dated: May 15, 2006 /s/ Glen R. Charles Glen R. Charles Chief Financial Officer (Principal Financial Officer)