Form 10QSB
period 2006-06-30
CVD EQUIPMENT CORP
filed 2006-08-14
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ________________
                                 Form 10-QSB
  (Mark One)
  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended June 30, 2006

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from ____ to _____
                       Commission file number:  1-16525

                          CVD EQUIPMENT CORPORATION
               (Name of Small Business Issuer  in Its Charter)

                          New York        11-2621692
    (State or Other Jurisdiction of
     Incorporation or Organization)       (I.R.S. Employer Identification No.)

                            1860 Smithtown Avenue
                         Ronkonkoma, New York  11779
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

    Indicate by check mark whether issuer is a large accelerated filer, an accelerated filer or a non-accelerated filer See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (check one)

  Large accelerated filer[ ]  Accelerated filer[ ]  Non-accelerated filer[x]

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,194,800 shares of Common Stock, $0.01 par value at August 11, 2006.
  ________________________________________________________________

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARY

                                    Index


  Part I - Financial Information

     Item 1 - Financial Statements (Unaudited)

     Consolidated Balance Sheets at June 30, 2006 (Unaudited)
       and December 31, 2005                                              2

     Comparative Consolidated Statements of Operations (Unaudited)
       for the three and six months ended June 30, 2006 and 2005          3

     Comparative Consolidated Statements of Cash Flows (Unaudited)
       for the six months ended June 30, 2006 and 2005                    4

     Notes to Unaudited Consolidated Financial Statements                 5

     Item 2 - Management's Discussion and Analysis of Financial
       Condition and Results of Operations                               11

     Item 3 - Controls and Procedures                                    14

  Part II - Other Information                                            15

     Item 1 - Legal Proceedings                                          15
     Item 2 - Changes in Securities and Use of Proceeds                  15
     Item 3 - Defaults Upon Senior Securities                            15
     Item 4 - Submission of Matters to a Vote of Security Holders        15
     Item 5 - Other Information                                          15
     Item 6 - Exhibits and Reports Filed on Form 8-K                     15

  Signatures                                                             16

  Exhibit Index                                                          17
  Certification of Chief Executive Officer                               18
  Certification of Chief Financial Officer                               19
  Certification of Chief Executive Officer pursuant to U.S.C.
       Section 1350                                                      20
  Certification of Chief Financial Officer pursuant to U.S.C.
       Section 1350                                                      21

                                               PART 1 - FINANCIAL INFORMATION
                                               Item 1 - Financial Statements

                                         CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
                                                Consolidated Balance Sheets



                                                                    June 30, 2006
                                                                     (Unaudited)                       December 31, 2005
                                                                    --------------                     -----------------
  ASSETS
  Current Assets:
       Cash and cash equivalents                                    $     574,932                         $     265,454
       Accounts receivable, net                                         2,317,003                             1,893,665
       Cost  in excess of billings on uncompleted contracts               388,067                               595,067
       Inventories                                                      2,611,369                             2,067,255
       Other current assets                                                98,777                                49,597

                                                                    --------------                        --------------
      Total current assets                                              5,990,148                             4,871,038

  Property, plant and equipment, net                                    5,004,465                             5,090,536
  Deferred income taxes                                                   341,031                               241,988
  Other assets                                                            724,828                               610,304
  Intangible assets, net                                                   89,433                                96,141

                                                                    --------------                        --------------
                                                                    $  12,149,905                         $  10,910,007
                                                                    ==============                        ==============


  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
       Current maturities of long-term debt                         $     248,355                         $     217,204
       Short-term notes payable                                           540,000                               100,000
       Accounts payable                                                   670,270                               639,619
       Accrued expenses                                                   942,949                               642,115
       Accrued professional fees - related party                           10,000                                35,260
       Deferred revenue                                                   353,626                               114,140
                                                                    --------------                        --------------
       Total current liabilities                                        2,765,200                             1,748,338

  Long-term debt, net of current portion                                2,880,774                             2,923,424
                                                                    --------------                        --------------
       Total liabilities                                                5,645,974                             4,671,762
                                                                    --------------                        --------------

  Commitments and contingencies                                             ---                                   ---

  Stockholders' Equity
       Common stock, par value  $.01 per share, authorized 10,000,000 shares;
       issued and outstanding, 3,154,800 shares at June 30, 2006 and
       3,127,800 shares at December 31, 2005                               31,548                                31,278
       Additional paid-in capital                                       3,178,768                             3,049,362
       Retained earnings                                                3,293,615                             3,157,605
                                                                    --------------                        --------------
                                                                        6,503,931                             6,238,245
                                                                    --------------                        --------------
                                                                    $  12,149,905                         $  10,910,007
                                                                    ==============                        ==============



                                     See notes to the consolidated financial statements

                                                             2

                                          CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                                           Consolidated Statements of Operations
                                                        (Unaudited)



                                                         Three Months Ended                    Six Months Ended
                                                              June 30                               June 30
                                                      2006               2005               2006               2005
                                                 --------------     --------------     --------------     --------------

  Revenue                                        $   3,111,132      $   3,008,563      $   6,322,605      $   5,406,633

  Costs of Revenue                                   2,044,806          1,794,337          4,186,182          3,421,064
                                                 --------------     --------------     --------------     --------------
  Gross profit                                       1,066,326          1,214,226          2,136,423          1,985,569
                                                 --------------     --------------     --------------     --------------
  Operating expenses
       Selling and shipping                            200,362            166,848            397,231            336,964
       General and administrative                      731,441            606,906          1,449,650          1,138,170
       Related party - professional fees                10,000             25,000             10,000             35,000
                                                 --------------     --------------     --------------     --------------
  Total operating expenses                             941,803            798,754          1,856,881          1,510,134

  Operating income                                     124,523            415,472            279,542            475,435
                                                 --------------     --------------     --------------     --------------
  Other income (expense)
       Interest income                                     387                 82                408                708
       Interest expense                                (58,880)           (56,495)          (115,527)          (119,038)
       Other income                                     11,285             10,154             86,754             14,334
                                                 --------------     --------------     --------------     --------------
  Total other (expense)                                (47,208)           (46,259)           (28,365)          (103,996)

  Income before income taxes                            77,315            369,213            251,177            371,439

  Income tax provision                                 (54,252)           (76,035)          (115,167)           (77,168)
                                                 --------------     --------------     --------------     --------------
  Net income                                     $      23,063      $     293,178      $     136,010      $     294,271
                                                 ==============     ==============     ==============     ==============
  Basic income per common share                  $        0.01      $        0.09      $        0.04      $        0.10
                                                 ==============     ==============     ==============     ==============
  Diluted income per common share                $        0.01      $        0.09      $        0.04      $        0.10
                                                 ==============     ==============     ==============     ==============
  Weighted average common shares outstanding
      basic income per share                         3,146,273          3,100,180          3,135,314          3,069,809

  Effect of potential common share issuance:
      Stock options                                    155,102            145,176            158,769             46,828
                                                 --------------     --------------     --------------     --------------
  Weighted average common shares outstanding
      diluted income per share                       3,301,375          3,245,356          3,294,083          3,116,637
                                                 ==============     ==============     ==============     ==============



                                     See notes to the consolidated financial statements

                                                             3

                                          CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                                           Consolidated Statements of Cash Flows
                                                        (Unaudited)



                                                                                      Six Months Ended
                                                                                          June 30
                                                                         2006                                  2005
                                                                    --------------                        ---------------
  Cash flows from operating activities
       Net income                                                   $     136,010                         $     294,271
       Adjustments to reconcile net income to net cash provided
          by operating activities:
       Depreciation and amortization                                      169,319                               177,684
       Deferred tax benefit                                               (99,043)                             (208,341)
       Stock option expense                                                85,926                                   -
       Bad debt provision                                                     -                                    (393)
      Changes in operating assets and liabilities:
       Accounts receivable                                               (423,338)                             (134,767)
       Cost in excess of billings on uncompleted contracts                207,000                             1,073,275
       Inventory                                                         (544,114)                             (213,042)
       Other current assets                                               (49,180)                                9,401
       Other assets                                                           -                                (133,790)
        Accounts payable                                                   30,650                              (175,399)
        Accrued expenses                                                  275,575                               216,963
        Customer deposits                                                     -                                (298,152)
        Deferred revenue                                                  239,486                                54,489

                                                                    --------------                        ---------------
  Net cash provided by operating activities                                28,291                               662,199
                                                                    --------------                        ---------------

  Cash flows from investing activities:
       Capital expenditures                                              (191,064)                              (29,216)

                                                                    --------------                        ---------------
  Net cash used in investing activities                                  (191,064)                              (29,216)
                                                                    --------------                        ---------------

  Cash flows from financing activities:
       Proceeds from short-term borrowings                                840,000                               400,000
       Payments of short-term borrowings                                 (400,000)                           (1,100,000)
       Proceeds from long-term debt                                       115,309                                     0
       Payments of long-term debt                                        (126,808)                             (105,118)
       Net proceeds from stock options exercised                           43,750                               134,100

                                                                    --------------                        ---------------
  Net cash provided by (used in) financing activities                     472,251                              (671,018)
                                                                    --------------                        ---------------

  Net increase (decrease) in cash and cash equivalents                    309,478                               (38,035)

  Cash and cash equivalents at beginning of period                        265,454                               171,463
                                                                    --------------                        ---------------

  Cash and cash equivalents at end of period                        $     574,932                         $     133,428
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


                                       See notes to consolidated financial statements

                                                             4

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)

  NOTE 1: BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

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

  Recent Accounting Pronouncements

  In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 3: UNCOMPLETED CONTRACTS

  Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

                                                      June 30, 2006     December 31, 2005
                                                      --------------    -----------------
  Costs incurred on uncompleted contracts             $    140,552         $     961,735
  Estimated earnings                                       433,462               901,390
                                                      --------------       --------------
                                                           574,014             1,863,125
  Billings to date                                        (185,947)           (1,268,058)
                                                      --------------       --------------
                                                      $    388,067         $     595,067
                                                      --------------       --------------
  Included in accompanying balance sheets
    Under the following captions:

      Costs and estimated earnings in excess
          of billings on uncompleted contracts        $    388,067         $     595,067
      Billings in excess of costs and estimate
          earnings on uncompleted contracts                      0                     0
                                                      --------------       --------------
                                                      $    388,067         $     595,067
                                                      --------------       --------------

  NOTE 4:         INVENTORY

  Inventories consist of the following:

                                                      June 30, 2006     December 31, 2005
                                                      --------------    -----------------
  Raw materials                                       $   1,310,714        $     849,355
  Work-in-process                                         1,017,871              854,115
  Finished goods                                            282,784              363,785
                                                      --------------       --------------

                                                      $   2,611,369        $   2,067,255
                                                      --------------       --------------

  NOTE 5: BAD DEBTS

  Accounts receivables are presented net of an allowance for doubtful accounts of $8,597 as of June 30, 2006 and December 31, 2005. The allowance is based on prior experience and management's evaluation of the collectibility of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in economic conditions.

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 6: SHORT TERM BORROWINGS

                                                      June 30, 2006     December 31, 2005
                                                      --------------    -----------------

                                                      $     540,000        $     100,000

  The Company has a line of credit with a bank permitting it to borrow on a revolving basis amounts up to $1,250,000 until June 1, 2007. Interest is payable on any unpaid principal balance at the bank's prime rate plus 3/4 of 1%. The prime rate was 8.25% and 7.25% and the amount outstanding on the facility was $540,000 and $100,000 on June 30, 2006 and December 31, 2005 respectively. Borrowings are collateralized by the Company's assets.

  The Company has a line of credit for equipment purchases from the same bank permitting it to borrow up to 100% of the purchase price of the equipment. The amount borrowed is immediately converted into a five year term loan at the bank's prime rate plus 1 1/4%. As of June 30, 2006, there was approximately $85,000 outstanding on this facility. Borrowings are collateralized by the equipment purchased.

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

  During the three and six months ended June 30, 2006 the Company recorded into selling and general administrative expense approximately $33,000 and $86,000 respectively, for the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R.

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  During the three and six months ended June 30, 2005 had the cost of employee services received in exchange for equity instruments been recognized based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R, the Company's net income and earnings per share would have been impacted as shown in the following table.

                                           Three Months Ended             Six Months Ended
                                             June 30, 2005                 June 30, 2005
                                             --------------                --------------
  Net income, as reported                    $     293,178                 $     294,271

  Add: Stock-based employee
  compensation expense included in
  reported net income, net of
  related tax effects                                 --                            --

  Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects            (1,673)                       (4,328)
                                             --------------                --------------
  Pro forma net income                       $     291,505                 $     289,943
                                             --------------                --------------

  Earnings (loss) per share:
          Basic-as reported                      $   0.09                      $   0.10
                                             --------------                --------------
          Basic-pro forma                        $   0.09                      $   0.09
                                             --------------                --------------

          Diluted-as reported                    $   0.09                      $   0.09
                                             --------------                --------------
          Diluted-pro forma                      $   0.09                      $   0.09
                                             --------------                --------------

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

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 8: INCOME TAXES

  The provision (benefit) for income taxes includes the following:
                                           Three Months Ended             Six Months Ended
                                             June 30, 2006                 June 30, 2006
                                             --------------                --------------
          Current:
             Federal                         $     212,437                 $     214,087
             State                                    (144)                          123
                                             --------------                --------------
                  Total Current Provision          212,293                       214,210
          Deferred:
             Federal                              (130,425)                      (78,504)
             State                                 (27,616)                      (20,539)
                                             --------------                --------------
        Total Deferred (Benefit)                  (158,041)                      (99,043)
                                             --------------                --------------
                                             $      54,252                 $     115,167
                                             --------------                --------------

  All of the Company's federal and state net operating loss carry forwards of approximately $203,000 and $420,000 respectively, have been utilized through June 30, 2006. For the six months ended June 30, 2006, the Company recorded a current income tax expense of approximately $214,000, which related to various federal, state and local taxes. The current income tax provision was reduced by approximately $99,000 as a result of the use of available net operating losses.

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

  Results of Operations

  Revenue for the three month period ended June 30, 2006 was $3,111,132 compared to $3,008,563 for the three month period ended June 30, 2005, representing a marginal increase of 3.4%.

  Revenue for the six months ended June 30, 2006 was approximately $6,323,000 representing an increase of approximately $916,000 or 16.9% over the $5,407,000 of revenue for the six months ended June 30, 2005. The primary reasons for this increase were the increased demand for customized CVD systems along with the demand for equipment provided by the First Nano product line.

  The Company generated a gross profit of approximately $1,066,000 and a gross profit margin of 34.3% for the three months ended June 30, 2006 compared to a gross profit of approximately $1,214,000 and a gross profit margin of 40.4% for the three months ended June 30, 2005. The reduction in both gross profit and gross profit margin is attributable to the increased labor costs during the current three month period. These higher costs are a result of the increased personnel needed to develop and expand the sales of the First Nano equipment line as well as rising employee benefit, insurance and energy costs.

  The Company's gross profit increased 7.6% to approximately $2,136,000 during the current six month period compared to $1,986,000 in gross profit for the six month period during the prior year. The gross profit margin decreased to 33.8% for the six months ended June 30, 2006 compared to 36.7% for the six months ended June 30, 2006. The reduction in gross profit margin is attributable to the increased labor costs during the current six month period. These higher costs are a result of the increased personnel needed to develop and expand the sales of the First Nano equipment line as well as rising employee benefit, insurance and energy costs.

  Selling and shipping expenses for the three months ended June 30, 2006 and 2005 were $200,362 and $166,848 respectively, representing a 20.1% increase. The increase is primarily due to greater commissions earned as a result of projects being completed and shipped during the current three month period.

  Selling and shipping expenses for the six months ended June 30, 2006 were approximately $397,000 compared to $337,000 for the corresponding period one year ago, representing an increase of 17.8%. This increase is due to an increase in commissions earned and increased costs of trade shows attended by the Company.

  The Company incurred approximately $741,000 of general and administrative expenses during the quarter ended June 30, 2006, representing an increase of 17.2% or approximately $109,000 compared to the approximately $632,000 of general and administrative expenses incurred in the quarter ended June 30, 2005. This increase is a result of a combination of increased personnel as well as various increases in employee benefit costs, insurance, professional fees and energy costs. Additionally, as a result of the Company adopting the provisions of SFAS No. 123-R "Share-Based Payment" approximately $33,000 of stock compensation costs were recognized in the current quarter which were not recognized last year.

  General and administrative expenses for the six months ended June 30, 2006 were approximately $1,460,000 compared to $1,173,000 for the six months ended June 30, 2005 representing a 24.5% increase as a result of a combination of increased personnel as well as various increases in employee benefit costs, insurance, professional fees and energy costs. Additionally, as a result of the Company adopting the provisions of SFAS No. 123-R "Share-Based Payment" approximately $86,000 of stock compensation costs were recognized in the current six month period which were not recognized last year.

  Interest expense for the three months ended June 30, 2006 increased by 4.2% to $58,880 compared to $56,495 during the three months ended June 30, 2005. This is a result of higher interest rates on the Company's revolving line of credit from its bank during the current three month period.

  Interest expense for the six months ended June 30, 2006 decreased by $3,511 compared to the $119,038 expensed during the six months ended June 30, 2005. This is a result of reduced levels of borrowing by the Company during the current six month period.

  Other income during the six months ended June 30, 2006 was approximately $87,000 compared to approximately $14,000 for the corresponding period one year ago. This increase is the result of the Company receiving $70,000 for equipment sold to a former customer that filed a voluntary petition for relief under Chapter 11, in the United States Bankruptcy Court in February 2004. The Company had previously written off all accounts receivables from this customer.

  For the six months ended June 30, 2006, the Company recorded income tax expense of approximately $115,000 which related to various federal, state and local taxes. The current income tax provision was reduced by approximately $99,000 as a result of the use of available net operating losses.

  As a result of the foregoing factors, for the three and six months ended June 30, 2006, the Company earned approximately $23,000 and $136,000 respectively, compared to net income of approximately $293,000 and $294,000 respectively, for the same periods, one year ago. The decrease in earnings is a result of a combination of increased personnel as well as various increases in employee benefit costs, insurance, professional fees and energy costs. Additionally, as a result of the Company adopting the provisions of SFAS No. 123-R "Share-Based Payment" approximately $86,000 of stock compensation costs were recognized in the current six month period which were not recognized last year.

  Liquidity and Capital Resources

  As of June 30, 2006, the Company had an aggregate working capital of approximately $3,225,000 compared to $3,123,000 at December 31, 2005 an increase of $102,000.

  Accounts receivable, net of allowances, as of June 30, 2006 was $2,317,003 compared to $1,893,665 as of December 31, 2005. This increase is attributable to timing of shipments and customer payments.

  As of June 30, 2006 the Company's backlog was approximately $2,785,000, an increase of $137,000 or 5.2% compared to $2,648,000 at December 31, 2005. The timing for completion of the backlog varies depending on the product mix, however, there is generally a one to six month lag in the completion and shipping of backlogged product.

  The Company has a revolving line of credit with a bank permitting it to borrow on a revolving basis amounts up to $1,250,000 until June 1, 2007. Interest is payable on any unpaid principal balance at the bank's prime rate plus 3/4 of 1%. As of June 30, 2006, $540,000 was outstanding on this facility. Borrowings are collateralized by the Company's assets.

  The Company also has an equipment line of credit of $250,000 with that same bank. The Company is permitted to borrow up to 100% of the purchase price of the equipment. The amount borrowed is immediately converted into a five year term loan at the bank's prime rate plus 11/4%. As of June 30, 2006, there was approximately $85,000 outstanding on this facility. Borrowings are collateralized by the equipment purchased.

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

  Changes in Internal Controls

  There were no significant changes in the Company's internal controls over financial reporting that occurred during the six months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

                  (a)     Exhibits filed with this report:
  31.1 Certification of Chief Executive Officer

  31.2 Certification of Chief Financial Officer

  32.1 Certification of Chief Executive Officer pursuant to U.S.C. Section
       1350

  32.2 Certification of Chief Financial Officer pursuant to U.S.C. Section
       1350


                  (b)     Reports on Form 8-K

                                  None

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 2006.

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


                                      16
                                EXHIBIT INDEX


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


   Dated: August 14, 2006

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


    Dated: August 14, 2006

     /s/ Glen R. Charles
  ----------------------------------------
  Chief Financial Officer

                                                               Exhibit 32.1

                 Certification of Principal Executive Officer
             Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                     2002



  I, Leonard A. Rosenbaum, President and Chief Executive Officer of CVD Equipment Corporation, hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge, the quarterly report on Form 10-QSB for the period ending June 30, 2006 of CVD Equipment Corporation (the "Form 10-QSB") fully complies with the requirements of
  Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.


  Dated: August 14, 2006         /s/   Leonard A. Rosenbaum
                                       Leonard A. Rosenbaum
                                       Chief Executive Officer
                                       (Principal Executive Officer)

                                                               Exhibit 32.2

                 Certification of Principal Financial Officer
             Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                     2002



  I, Glen R. Charles, Chief Financial Officer of CVD Equipment Corporation, hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge, the quarterly report on Form 10-QSB for the period ending June 30, 2006 of CVD Equipment Corporation (the "Form 10-QSB") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.


  Dated: August 14, 2006         /s/   Glen R. Charles
                                       Glen R. Charles
                                       Chief Financial Officer
                                       (Principal Financial Officer)