Form 10QSB
period 2006-09-30
CVD EQUIPMENT CORP
filed 2006-11-15
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ________________
                                 Form 10-QSB
  (Mark One)
  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended September 30, 2006

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,231,000 shares of Common Stock, $0.01 par value at November 10, 2006.
  __________________________________________________________________________

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARY

                                    Index


  Part I - Financial Information

     Item 1 - Financial Statements (Unaudited)

     Consolidated Balance Sheets as of September 30, 2006 (Unaudited)
       and December 31, 2005                                              2

     Comparative Consolidated Statements of Operations (Unaudited)
       for the three and nine months ended September 30, 2006 and 2005    3

     Comparative Consolidated Statements of Cash Flows (Unaudited) for
       the nine months ended September 30, 2006 and 2005                  4

     Notes to Unaudited Consolidated Financial Statements                 5

     Item 2 - Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                12

     Item 3 - Controls and Procedures                                     15

  Part II - Other Information                                             16

     Item 1 - Legal Proceedings                                           16
     Item 2 - Changes in Securities and Use of Proceeds                   16
     Item 3 - Defaults Upon Senior Securities                             16
     Item 4 - Submission of Matters to a Vote of Security Holders         16
     Item 5 - Other Information                                           17
     Item 6 - Exhibits and Reports Filed on Form 8-K                      17

  Signatures                                                              18
  Exhibit Index                                                           19
  Certification of Chief Executive Officer                                20
  Certification of Chief Financial Officer                                21
  Certification of Chief Executive Officer pursuant to U.S.C.
       Section 1350                                                       22
  Certification of Chief Financial Officer pursuant to U.S.C.
       Section 1350                                                       23

                                               PART 1 - FINANCIAL INFORMATION
                                               Item 1 - Financial Statements

                                         CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
                                                Consolidated Balance Sheets



                                                                      September 30, 2006
                                                                         (Unaudited)                            December 31, 2005
                                                                      ------------------                        ------------------
  Current Assets:
       Cash and cash equivalents                                         $   354,480                               $   265,454
       Accounts receivable, net                                            2,187,040                                 1,893,665
       Cost  in excess of billings on uncompleted contracts                  591,088                                   595,067
       Inventories                                                         2,660,015                                 2,067,255
       Other current assets                                                  138,957                                    49,597
                                                                      ------------------                        ------------------
      Total current assets                                                 5,931,580                                 4,871,038

  Property, plant and equipment, net                                       4,875,082                                 5,090,536
  Deferred income taxes                                                      241,774                                   241,988
  Other assets                                                               728,395                                   610,304
  Intangible assets, net                                                      86,079                                    96,141
                                                                      ------------------                        ------------------
                                                                         $11,862,910                               $10,910,007
                                                                      ==================                        ==================


  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
       Current maturities of long-term debt                              $   240,913                               $   217,204
       Short-term notes payable                                              125,000                                   100,000
       Accounts payable                                                      669,683                                   639,619
       Accrued expenses                                                      934,535                                   642,115
       Accrued professional fees - related party                              20,000                                    35,260
       Deferred revenue                                                      186,560                                   114,140
                                                                      ------------------                        ------------------
       Total current liabilities                                           2,176,691                                 1,748,338

  Long-term debt, net of current portion                                   2,824,349                                 2,923,424
                                                                      ------------------                        ------------------
       Total liabilities                                                   5,001,040                                 4,671,762
                                                                      ------------------                        ------------------

  Commitments and contingencies                                               ---                                        ---

  Stockholders' Equity
       Common stock, par value  $.01 per share, authorized 10,000,000 shares; issued and outstanding, 3,221,000 shares at
       September 30, 2006 and 3,127,800 shares at December 31, 2005           32,210                                    31,278
       Additional paid-in capital                                          3,307,194                                 3,049,362
       Retained earnings                                                   3,522,466                                 3,157,605
                                                                      ------------------                        ------------------
                                                                           6,861,870                                 6,238,245
                                                                      ------------------                        ------------------
                                                                         $11,862,910                               $10,910,007
                                                                      ==================                        ==================


  See notes to the consolidated financial statements

                                                             2

                                          CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                                           Consolidated Statements of Operations
                                                        (Unaudited)



                                                             Three Months Ended                         Nine Months Ended
                                                                September 30                               September 30
                                                          2006                 2005                 2006                 2005
                                                  -----------------    -----------------    -----------------    -----------------
  Revenue                                           $ 3,635,531          $ 2,851,327          $ 9,958,136          $ 8,257,961

  Costs of Revenue                                    2,218,537            1,914,357            6,404,719            5,335,413
                                                  -----------------    -----------------    -----------------    -----------------
  Gross profit                                        1,416,994              936,970            3,553,417            2,922,548
                                                  -----------------    -----------------    -----------------    -----------------
  Operating expenses
       Selling and shipping                             222,391              181,752              619,622              518,716
       General and administrative                       730,532              684,955            2,180,182            1,823,125
       Related party - professional fees                 10,000               15,000               20,000               50,000
                                                  -----------------    -----------------    -----------------    -----------------
  Total operating expenses                              962,923              881,707            2,819,804            2,391,841

  Operating income                                      454,071               55,263              733,613              530,707
                                                  -----------------    -----------------    -----------------    -----------------
  Other income (expense)
       Interest income                                      340                   53                  748                  761
       Interest expense                                 (57,882)             (50,591)            (173,409)            (169,629)
       Other income                                       9,845               19,726               96,599               34,060
                                                  -----------------    -----------------    -----------------    -----------------
  Total other (expense)                                 (47,697)             (30,812)             (76,062)            (134,808)

  Income before income taxes                            406,374               24,451              657,551              395,899

  Income tax (provision) benefit                       (177,523)              10,338             (292,690)             (66,830)
                                                  -----------------    -----------------    -----------------    -----------------
  Net income                                        $   228,851          $    34,789              364,861          $   329,069
                                                  =================    =================    =================    =================
  Basic income per common share                     $      0.07          $      0.01          $      0.12          $      0.11
                                                  =================    =================    =================    =================
  Diluted income per common share                   $      0.07          $      0.01          $      0.11          $      0.10
                                                  =================    =================    =================    =================
  Weighted average common shares outstanding
      basic income per share                          3,198,247            3,122,463            3,155,710            3,087,553

  Effect of potential common share issuance:
      Stock options                                      69,534              152,340              102,816              107,012
                                                  -----------------    -----------------    -----------------    -----------------

  Weighted average common shares outstanding
      diluted income per share                        3,267,781            3,274,803            3,258,526            3,194,565
                                                  =================    =================    =================    =================


  See notes to the consolidated financial statements

                                               CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                                                Consolidated Statements of Cash Flows
                                                             (Unaudited)



                                                                                            Nine Months Ended
                                                                                              September 30
                                                                               2006                                      2005
                                                                       ----------------                          ----------------
  Cash flows from operating activities
       Net income                                                        $   364,861                               $   294,271
       Adjustments to reconcile net income to net cash provided
           by operating activities:
       Depreciation and amortization                                         244,792                                   177,684
       Deferred tax benefit                                                      214                                  (208,341)
       Stock option expense                                                  128,889                                       -
       Bad debt provision                                                        -                                        (393)
      Changes in operating assets and liabilities:
       Accounts receivable                                                  (293,375)                                 (134,767)
       Cost in excess of billings on uncompleted contracts                     3,979                                 1,073,275
       Inventory                                                            (507,863)                                 (213,042)
       Other current assets                                                  (89,361)                                    9,401
       Other assets                                                              -                                    (133,790)
        Accounts payable                                                      30,064                                  (175,399)
        Accrued expenses                                                     277,162                                   216,963
        Customer deposits                                                        -                                    (298,152)
        Deferred revenue                                                      72,420                                    54,489
                                                                       ----------------                          ----------------
  Net cash provided by operating activities                                  231,782                                   662,199
                                                                       ----------------                          ----------------
  Cash flows from investing activities:
       Capital expenditures                                                 (222,264)                                  (29,216)
                                                                       ----------------                          ----------------
  Net cash used in investing activities                                     (222,264)                                  (29,216)
                                                                       ----------------                          ----------------
  Cash flows from financing activities:
       Proceeds from short-term borrowings                                 1,310,000                                   400,000
       Payments of short-term borrowings                                  (1,285,000)                               (1,100,000)
       Proceeds from long-term debt                                          115,309                                         0
       Payments of long-term debt                                           (190,676)                                 (105,118)
       Net proceeds from stock options exercised                             129,875                                   134,100
                                                                       ----------------                          ----------------
  Net cash provided by (used in) financing activities                         79,508                                  (671,018)
                                                                       ----------------                          ----------------
  Net increase (decrease) in cash and cash equivalents                        89,026                                   (38,035)

  Cash and cash equivalents at beginning of period                           265,454                                   171,463
                                                                       ----------------                          ----------------
  Cash and cash equivalents at end of period                             $   354,480                               $   133,428
                                                                       ================                          ================
  Supplemental discolsure of cash flow information:

  Income taxes                                                           $     8,354                               $     3,718
                                                                       ================                          ================
  Interest paid                                                          $   172,109                               $   169,629
                                                                       ================                          ================
  Equipment reclassified to inventory                                    $    84,897                               $       -
                                                                       ================                          ================

  See notes to consolidated financial statements

                                                                  4

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)

  NOTE 1: BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ending December 31, 2006.

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

  Recent Accounting Pronouncements

  In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  In September 2006, FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The other accounting pronouncements affected include Statements No. 107, Disclosures about Fair Value of Financial Instruments; No. 115, Accounting for Certain Investments; No. 124, Accounting for Certain Investments Held by Non-for-Profit Organizations; No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 157 is effective for financial statements issued for fiscal years after November 15, 2007 and interim periods within those fiscal years. Statement No. 157 is not expected to have a material impact on the Company's consolidated financial statements.

  NOTE 3: UNCOMPLETED CONTRACTS

  Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

                                                             (Unaudited)
                                                          September 30, 2006     December 31, 2005
                                                          ------------------     ------------------
  Costs incurred on uncompleted contracts                 $       388,463        $      961,735
  Estimated earnings                                              720,176               901,390
                                                          ------------------     ------------------
                                                               1,108 ,639             1,863,125
  Billings to date                                               (517,551)           (1,268,058)
                                                          ------------------     ------------------
                                                          $       591,088        $      595,067
                                                          ------------------     ------------------
  Included in accompanying balance sheets
    Under the following captions:

      Costs and estimated earnings in excess
          of billings on uncompleted contracts            $       591,088        $      595,067
      Billings in excess of costs and estimate
          earnings on uncompleted contracts                             0                     0
                                                          ------------------     ------------------
                                                          $       591,088        $      595,067
                                                          ------------------     ------------------

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 4:         INVENTORY

  Inventories consist of the following:
                                                             (Unaudited)
                                                          September 30, 2006     December 31, 2005
                                                          ------------------     -----------------
  Raw materials                                           $      938,014         $      849,355
  Work-in-process                                              1,393,040                854,115
  Finished goods                                                 328,961                363,785
                                                          ------------------     -----------------
                                                          $    2,660,015         $    2,067,255
                                                          ------------------     -----------------

  NOTE 5: BAD DEBTS

  Accounts receivables are presented net of an allowance for doubtful accounts of $8,597 as of September 30, 2006 and December 31, 2005, respectively. The allowance is based on prior experience and management's evaluation of the collectibility of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in economic conditions.

  NOTE 6: SHORT TERM BORROWINGS

                                                             (Unaudited)
                                                          September 30, 2006     December 31, 2005
                                                          ------------------     ------------------
                                                          $      125,000         $     100,000

  The Company has a line of credit with a bank permitting it to borrow on a revolving basis amounts up to $1,250,000 until June 1, 2007. Interest is payable on any unpaid principal balance at the bank's prime rate plus 3/4 of 1%. The prime rate was 8.25% and 7.25% and the amount outstanding on the facility was $125,000 and $100,000 on September 30, 2006 and December 31, 2005 respectively. Borrowings are collateralized by the Company's assets.

  The Company has a line of credit for equipment purchases from the same bank permitting it to borrow up to 100% of the purchase price of the equipment. The amount borrowed is immediately converted into a five year term loan at the bank's prime rate plus 1 1/4%. As of September 30, 2006, there was approximately $81,000 outstanding on this facility. Borrowings are collateralized by the equipment purchased.

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

  During the three and nine months ended September 30, 2006 the Company recorded into selling and general administrative expense approximately $33,000 and $129,000 respectively, for the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R.

  During the three and nine months ended September 30, 2005 had the cost of employee services received in exchange for equity instruments been recognized based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been impacted as shown in the following table.

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       Three months ended September 30,    Nine months ended September 30,
                                                        2005                      2005
                                                   --------------            --------------
  Net income, as reported                          $      34,789             $     329,069

  Add: Stock-based employee
  compensation expense included in
  reported net income, net of
  related tax effects                                       --                        --

  Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects                 (30,467)                  (34,846)
                                                   --------------            --------------
  Pro forma net income                             $       4,322             $     294,223
                                                   --------------            --------------
  Earnings (loss) per share:
          Basic-as reported                             $   0.01                  $   0.11
                                                   --------------            --------------
          Basic-pro forma                               $   0.00                  $   0.10
                                                   --------------            --------------

          Diluted-as reported                           $   0.01                  $   0.10
                                                   --------------            --------------
          Diluted-pro forma                             $   0.00                  $   0.09
                                                   --------------            --------------

  The historical pro-forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 8: INCOME TAXES

  The provision (benefit) for income taxes includes the following:
                                                 (Unaudited)                    (Unaudited)
                                              Three Months Ended             Nine Months Ended
                                              September 30, 2006             September 30, 2006
                                              ------------------             ------------------
        Current:
             Federal                          $      67,548                  $    281,635
             State                                   10,718                        10,841
                                              ------------------             ------------------
                  Total Current Provision            78,266                       292,476
          Deferred:
             Federal                                 75,308                      (  3,196)
             State                                   23,949                         3,410
                                              ------------------             ------------------
        Total Deferred (Benefit)                     99,257                           214
                                              ------------------             ------------------
                                              $     177,523                  $    292,690
                                              ------------------             ------------------

  All of the Company's federal and state net operating loss carry forwards of approximately $203,000 and $420,000 respectively, have been utilized through September 30, 2006. For the nine months ended September 30, 2006, the Company recorded a current income tax expense of approximately $293,000, which related to various federal, state and local taxes. The current income tax provision was reduced by approximately $94,000 as a result of the use of available net operating losses.

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

  Revenue for the three month period ended September 30, 2006 was $3,635,531 compared to $2,851,327 for the three month period ended September 30, 2005, representing an increase of $784,204 or 27.5%. As a result of an increase in the number of inquiries the Company has received and proposals the Company has submitted, the Company has experienced an increased demand for customized CVD systems along with requests for equipment provided by the First Nano product line.

  Revenue for the nine months ended September 30, 2006 was approximately $9,958,000 representing an increase of approximately $1,700,000 or 20.6% over the $8,258,000 of revenue for the nine months ended September 30, 2005. This increase is a result of increased demand for the Company's products as discussed in the previous paragraph.

  The Company generated a gross profit of approximately $1,417,000 and a gross profit margin of 39.0% for the three months ended September 30, 2006 compared to a gross profit of approximately $937,000 and a gross profit margin of 32.9% for the three months ended September 30, 2005. This increase in both gross profit and gross profit margin is attributable to the Company's successful efforts to control the direct costs incurred in manufacturing the product lines despite rising labor, insurance and energy costs.

  The Company's gross profit increased 21.6% to approximately $3,553,000 during the current nine month period compared to $2,923,000 in gross profit for the nine month period during the prior year. The gross profit margin increased to 35.7% for the nine months ended September 30, 2006 compared to 35.4% for the nine months ended September 30, 2005. The Company was able to increase its gross profit margin despite increased labor costs as a result of the increased personnel needed to develop and expand the sales of the First Nano equipment line in addition to rising employee benefit, insurance and energy costs.

  Selling and shipping expenses for the three months ended September 30, 2006 and 2005 were $222,391 and $181,752 respectively, representing a 22.4% increase. The increase is primarily due to greater commissions earned as a result of projects being completed and shipped during the current three month period.

  Selling and shipping expenses for the nine months ended September 30, 2006 were approximately $620,000 compared to $519,000 for the corresponding period one year ago, representing an increase of 19.5%. This increase is due to an increase in commissions earned and increased costs of trade shows attended by the Company.

  The Company incurred approximately $741,000 of general and administrative expenses during the period ended September 30, 2006, representing an increase of 5.8% or approximately $41,000 compared to the approximately $700,000 of general and administrative expenses incurred in the period ended September 30, 2005. As a result of the Company adopting the provisions of SFAS No. 123-R "Share-Based Payment" approximately $43,000 of stock compensation costs were recognized in the current three month period which were not recognized last year. Other than the stock compensation costs, despite increasing labor, employee benefit, insurance and energy costs, the Company managed to avoid an increase in general and administrative costs

  General and administrative expenses for the nine months ended September 30, 2006 were approximately $2,200,000 compared to $1,873,000 for the nine months ended September 30, 2005 representing a 17.5% increase as a result of a combination of increased personnel as well as various increases in employee benefit costs, insurance, professional fees and energy costs. Additionally, as a result of the Company adopting the provisions of SFAS No. 123-R "Share-Based Payment" approximately $129,000 of stock compensation costs were recognized in the current nine month period which were not recognized last year.

  Interest expense for the three months ended September 30, 2006 increased by 14.4% to $57,882 compared to $50,591 during the three months ended September 30, 2005. This is a result of increased borrowing and higher interest rates on the Company's revolving line of credit from its bank during the current three month period.

  Interest expense for the nine months ended September 30, 2006 increased by 2.2% or $3,000 to approximately $173,000 compared to approximately $170,000 during the nine months ended September 30, 2005. This is a result of higher interest rates on the Company's revolving line of credit from its bank during the current nine month period.

  Other income during the nine months ended September 30, 2006 was approximately $97,000 compared to approximately $34,000 for the corresponding period one year ago. This increase is the result of the Company receiving $70,000 for equipment sold to a former customer that filed a voluntary petition for relief under Chapter 11, in the United States Bankruptcy Court in February 2004. The Company had previously written off all accounts receivables from this customer.

  For the three and nine months ended September 30, 2006, the Company had earnings before taxes of approximately $406,000 and $658,000 compared to approximately $24,000 and $396,000 for the three and nine months ended September 30, 2005. For the nine months ended September 30, 2006 the Company recorded income tax expense of approximately $293,000 which related to various federal, state and local taxes. The current income tax provision was reduced by approximately $94,000 as a result of the use of available net operating losses.

  As a result of the foregoing factors, for the three and nine months ended September 30, 2006, the Company earned approximately $229,000 and $365,000 respectively, compared to net income of approximately $35,000 and $329,000 respectively, for the same periods, one year ago. The increase in earnings is a result of increased revenues during the current periods and the successful efforts of the Company to maintain costs despite the recognition of approximately $43,000 and $129,000 in stock compensation costs, respectively and an increase in personnel costs and insurance and energy costs.

  Liquidity and Capital Resources

  As of September 30, 2006, the Company had an aggregate working capital of approximately $3,755,000 compared to $3,123,000 at December 31, 2005 an increase of $632,000 or 20.2%

  Accounts receivable, net of allowances, as of September 30, 2006 was $2,187,040 compared to $1,893,665 as of December 31, 2005. This increase is attributable to timing of shipments and customer payments.

  As of September 30, 2006 the Company's backlog was approximately $3,143,000, an increase of $495,000 or 18.7% compared to $2,648,000 at
  December 31, 2005. The timing for completion of the backlog varies depending on the product mix, however, there is generally a one to six month lag in the completion and shipping of backlogged product.

  The Company has a revolving line of credit with a bank permitting it to borrow on a revolving basis amounts up to $1,250,000 until June 1, 2007. Interest is payable on any unpaid principal balance at the bank's prime rate plus 3/4 of 1%. As of September 30, 2006, $125,000 was outstanding on this facility. Borrowings are collateralized by the Company's assets.

  The Company also has an equipment line of credit of $250,000 with that same bank. The Company is permitted to borrow up to 100% of the purchase price of the equipment. The amount borrowed is immediately converted into a five year term loan at the bank's prime rate plus 11/4%. As of September 30, 2006, there was approximately $81,000 outstanding on this facility. Borrowings are collateralized by the equipment purchased.

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

                          None.

  Item 3.    Defaults Upon Senior Securities

                          None.

  Item 4.    Submission of Matters to a Vote of Security Holders.

            At our annual meeting of stockholders, which was held on September 13, 2006, our stockholders:

            (1) Elected five nominees for directors to serve for a term ending in 2007;
            (2) Approved the selection of Moore Stephens, P.C. as the Company's independent registered public accounting firm for the year ending December 31, 2006.

  The following tables show the common stock votes cast with respect to the proposals identified above:

  Election of Directors:
                                                                  Withheld
                                          For                     Authority
                                        ------------            -----------
  Leonard A. Rosenbaum                   2,913,530                  4,138
  Martin J. Teitelbaum                   2,904,930                 12,738
  Alan H. Temple Jr.                     2,913,680                  3,988
  Conrad J. Gunther                      2,913,380                  4,288
  Bruce T. Swan                          2,913,380                  4,288

  Proposal 2:
                           For            Against      Abstentions
                       ------------    ------------    ------------
                        2,916,780             888               0

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

  31.1      Certification of Chief Executive Officer

  31.2      Certification of Chief Financial Officer

  32.1      Certification of Chief Executive Officer pursuant to U.S.C.
            Section 1350

  32.2      Certification of Chief Financial Officer pursuant to U.S.C.
            Section 1350


                  (b)     Reports on Form 8-K

                                  None

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 2006.

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


   Dated: November 14, 2006

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


    Dated: November 14, 2006

     /s/ Glen R. Charles
  ----------------------------------------
  Chief Financial Officer

                                                               Exhibit 32.1

                 Certification of Principal Executive Officer
             Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                     2002



  I, Leonard A. Rosenbaum, President and Chief Executive Officer of CVD Equipment Corporation, hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge, the quarterly report on Form 10-QSB for the period ending September 30, 2006 of CVD Equipment Corporation (the "Form 10-QSB") fully complies with the requirements of
  Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.


  Dated: November 14, 2006         /s/   Leonard A. Rosenbaum
                                        Leonard A. Rosenbaum
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                                                               Exhibit 32.2

                 Certification of Principal Financial Officer
             Pursuant to Section 906 of the Sarbanes-Oxley Act of
                                     2002



  I, Glen R. Charles, Chief Financial Officer of CVD Equipment Corporation, hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge, the quarterly report on Form 10-QSB for the period ending September 30, 2006 of CVD Equipment Corporation (the "Form 10-QSB") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.


  Dated: November 14, 2006      /s/   Glen R. Charles
                                      Glen R. Charles
                                      Chief Financial Officer
                                      (Principal Financial Officer)