Form 10KSB
period 2006-12-31
CVD EQUIPMENT CORP
filed 2007-03-26
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________
                                   Form 10-KSB
  (Mark One)
   [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the fiscal year ended December 31, 2006
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

              Securities registered under Section 12(b) of the Act:
        Title of each class       Name of each exchange on which registered
    Common Stock, Par value $0.01        American Stock Exchange

             Securities registered under Section 12(g) of the Act:
                                    None

    Check whether the issuer: (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          Yes [x]    No [ ]
    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

       Indicate by check mark whether the registrant is a shell company (as
       defined in Rule 12b-2 of the Exchange Act).   Yes [ ] No [x]

     State issuer's revenues for its most recent fiscal year.  $13,355,778.

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not
  necessarily conclusive determination for other purposes:   $ 7,227,981 at
  March 20, 2007.

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,298,500 shares of Common Stock, $0.01 par value at March 20, 2007.

           DOCUMENTS INCORPORATED BY REFERENCE   None.

  Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [x]
  __________________________________________________________________________

                             PART I

Item 1.		Description of Business.

Unless otherwise set forth herein, when we use the term `we' or any derivation thereof, we mean CVD Equipment Corporation, a New
York corporation, formed in 1982 (the "Company").

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

CVD Division

Our CVD division designs and manufactures both standard and custom Chemical Vapor Deposition equipment for use in the semiconductor industry. In May, 2005, we acquired certain assets from First Nano, Inc., including their nanotechnology process development and equipment. First Nano developed solutions for single and multiwall nanotube and nanowire synthesis and manufactured chemical vapor deposition process equipment suitable for the synthesis of a variety of carbon nanotubes, one-dimensional and nanostructures and nanomaterials. This acquisition enabled the CVD division to expand on its leading edge technology, which is paramount in the semiconductor, optoelectronic, wireless communications, nanotechnology and solar cell arenas.

SDC Division

The Stainless Design Concepts ("SDC") division of the Company designs and manufactures in its Class 100 cleanroom, ultra high purity gas and chemical delivery control systems for the semiconductor industry, and also provides equipment consulting and refurbishing of semiconductor equipment. The field service group provides for contract maintenance, high purity fabrication and equipment installations and equipment removal.

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

In 2002 we combined the operations of RI and Conceptronic into our Conceptronic division.

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

Quartzware - We provide standard and custom fabricated quartzware used in our equipment and other customer tools. We also provide repair and replacement of existing quartzware.

Reflow Furnaces and Rework Stations - We provide a standard line for the printed circuit board and chip scale package industries.

Markets and Marketing

Due to the highly technical nature of our products, we believe it is essential to contact customers directly through our sales personnel and through a network of domestic and international independent sale representatives and distributors specializing in semiconductor equipment and supplies. Our primary marketing activities include direct sales contacts, participation in trade shows and our internet websites.

The web sites continue to see increased traffic. We have focused our efforts on being in the top listings on many search engines in order to increase the number of "hits" to our web sites.

We are continuing to work on expanding our product offerings. Many of these products are used in research and production applications. We sell our products primarily to semiconductor manufacturers, institutions involved in electronic research such as universities, government and industrial laboratories and to electronic assembly manufacturers. We have both an international and domestic customer base in excess of 350 customers. For the twelve months ended December 31, 2006 approximately 31% of our revenues were generated from foreign exports compared to 29% for the twelve months ended December 31, 2005. Sales to a single customer in any one year can exceed 10.0% of our total sales; however, we are not dependent on any single customer. In fiscal year 2006, one customer represented 9.0% of our total sales. In 2005, another customer, a distributor, represented 11.5% of our total sales. No other customer represented more than 6.5% or 6.8% of our total sales in fiscal years 2006 or 2005, respectively.

Warranties

We warrant our equipment for a period of twelve to twenty four months after shipment, depending on the product, and pass along any warranties from original manufacturers of components used in our products. We provide for our own equipment servicing with in-house field service personnel. Warranty costs, including those incurred in fiscal year 2006, have been historically insignificant and expensed as incurred.

Competition

We are subject to intense competition. We are aware of other competitors that offer a substantial number of products comparable to ours. Many of our competitors (including customers who may elect to manufacture systems for internal use) have financial, marketing and other resources greater than ours. To date, we have been able to compete in markets that include these competitors, primarily on the basis of price, technical performance, quality and delivery.

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

Backlog

As of December 31, 2006 our order backlog was approximately $3,565,000 compared to approximately $2,648,000 at December 31 2005, an increase of 34.6%. The increase can primarily be attributed to our CVD Division. This division, inclusive of its expanded product line of First Nano equipment, continues to experience a demand for new equipment. The timing for completion of the backlog varies depending on the product mix; however, there is generally a one to six month lag in the completion and shipping of backlogged product. Included in the backlog are all accepted purchase orders with the exception of those that are included in our percentage-of-completion. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

Intellectual Property

We believe that while patents are useful and will be used at times in the future, they are not always necessary to protect our intellectual property. We believe the collective value of our proprietary information such as blueprints, specifications, technical processes, cumulative employee knowledge, know-how and our experience provide us with a measure of protection for our manufacturing and design processes. We protect our proprietary information through non-disclosure agreement and similar agreements with our employees and other parties who have access to such information.

Research and Development

We continue to concentrate our efforts on several research and development projects. We develop and customize equipment for industry and government, university and industry research laboratories around the world. Our research, design and development of equipment, which remains proprietary to us, is used to improve our existing products and develop new products for customers. The amount spent on research and development was $513,000 (3.8% of revenue) and $500,000 (4.5% of revenue) for the years ended December 31, 2006 and December 31, 2005, respectively.

Government Regulation

We know of no government requirements for approval of the sale of our products or services except in some export cases, which require that we apply for the appropriate export license. As of December 31, 2006, there were no pending government approvals for an export license.

We know of no existing or probable governmental regulations that would have a serious effect on our business.

We have been and are in material compliance with all environmental laws we know to be applicable to our business.

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

Employees

At December 31, 2006, we had 108 employees, 106 of which were full time personnel and 2 which were part time. We had 60 people in manufacturing, 22 in engineering (including research and development and efforts related to product improvement) 7 in field service, 5 in sales and marketing and 14 in general management and administration.

Item 2.		Description of Property.

We maintain our headquarters at 1860 Smithtown Avenue, Ronkonkoma, New York, where we own a 50,000 square foot manufacturing facility which we purchased in November, 2002.
Our CVD and Conceptronic divisions operate out of this facility. Our SDC division operates out of a 22,000 square foot manufacturing facility situated on five acres of land which we purchased in December 1998 and is located at 1117 Kings Highway, Saugerties, New York. Both facilities are in good operating condition and are adequate to meet our present needs. Both facilities are subject to mortgages which are described in Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading, "Liquidity and Capital Resources."

Item 3.		Legal Proceedings.

In September 1999, the Company was named in a lawsuit filed by Precisionflow Technologies, Inc., in the United States District for the Northern District of New York relating to comments allegedly made by CVD's President, Leonard A. Rosenbaum, concerning the intellectual property obtained in the purchase of assets of Stainless Design Corporation. We promptly filed a counterclaim for unauthorized use of our intellectual property. The plaintiff is seeking monetary damages and injunctive relief. In our counter claim, we are also seeking monetary damages and
injunctive relief.   All pre-trial disclosure has been completed
No trial date has been set.

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

							High		    Low
                                ----------   ----------
Year Ended December 31, 2006:
1st Quarter............		  $ 4.21		$ 2.80
2nd Quarter............		    4.22		  2.80
3rd Quarter............		    3.69		  2.25
4th Quarter............		    7.13		  3.09

							High		    Low
                                ----------   ----------
Year Ended December 31, 2005:
1st Quarter............		  $ 5.25		$ 0.91
2nd Quarter............		    6.51		  2.04
3rd Quarter............		    4.30		  1.90
4th Quarter............		    4.60		  2.72

As of February 27, 2007, there were approximately 77 holders of record and approximately 788 beneficial owners of our common stock, and the closing sales price of our common stock as reported on the American Stock Exchange was $5.84.

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

Under applicable New York law, we would not be permitted to declare and pay dividends if we were insolvent, or would become insolvent by payment of dividends, or if our net assets remaining after payment of dividends would be less than our stated capital.

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2006.

   	   	            Number of securities
       	            to be issued upon     Weighted-average
           	        exercise of           exercise price of      Number of securities
               	    outstanding options,  outstanding options,   remaining available
                   	warrants and rights	  warrants and rights	 for future issuance
Plan Category

Equity compensation
plans approved by          323,000	            $ 2.73	              345,250
security holders (1)

	Total	               323,000	            $ 2.73	              345,250
_________________________

(1) Reflects aggregate options outstanding under our Non-Qualified Stock Option Plans

Recent Sales Of Unregistered Securities

None.

Issuer Purchases Of Equity Securities

None.

Item 6.	Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the U.S. Private Securities Litigation
Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to: competition in our existing and potential future product lines of business; our ability to obtain financing on acceptable terms if and when needed;
uncertainty as to our future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the Company.
Other factors and assumptions not
identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. We assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

CVD Equipment Corporation designs, develops, manufactures, markets, installs and services Chemical Vapor Deposition and gas control equipment for use in manufacturing semiconductors, solar cells, carbon nanotubes, nanowires and equipment for surface mounting of components onto printed circuit boards. Our products include (1) both batch and single wafer systems used for depositing, rapid thermal processing, annealing, diffusion and etching of semiconductor films, (2) gas and liquid flow control systems (3) ultra high purity gas and chemical piping delivery systems; (4) standard and custom quartzware, (5) reflow furnaces and rework stations and (6) carbon nanotube and nanowire deposition systems. We also provide equipment consulting, and refurbishing of semiconductor processing equipment. Our products are generally manufactured as standard products, or customized to the particular specifications of each of its customers.

Results of Operations

Revenue for the year ended December 31, 2006 was approximately $13,356,000 compared to approximately $11,225,000 for the year ended December 31, 2005, representing an increase of $2,131,000 or 19.0%. Revenue from the CVD division increased by approximately $2,297,000 to $6,863,000 which represents 51.4% of our total revenues during the current fiscal year, compared to $4,566,000, or 40.7% of our total revenues, for the prior fiscal year. The increase in demand for customized CVD equipment and gas and chemical delivery systems coupled with requests for equipment provided by the First Nano product line, which we acquired in May, 2005, has fueled this increase. The annual revenue for the year ended December 31, 2006, from our SDC division, increased by approximately $935,000 or 42.6% to $3,129,000. This represents approximately 23.4% of our overall revenue for the current fiscal year, compared to the 19.5% SDC contributed in the last fiscal year. SDC's growing reputation in the industry for quality products is the primary stimulus for this increase. Revenue from the Conceptronic division was approximately $3,364,000 for the current fiscal year a decrease of approximately $1,101,000 or 24.7% compared to $4,465,000 for the year ended December 31, 2005. The Conceptronic division is continuing to improve their product offering at the same time it is focusing its efforts towards a more solutions oriented approach with what we believe is the best heat transfer in the industry and customized products. This is being accomplished by taking advantage of the engineering expertise in the Company as a whole rather than following much of the competition which has moved manufacturing facilities to the Far East to reduce costs and thus reduce selling prices. Conceptronic has already completed its first customized product sale.

As a result of the increased revenues for the current year, cost of revenues increased to approximately $8,672,000 from approximately $7,356,000 for the last fiscal year, an increase of approximately $1,316,000. The gross profit for the current fiscal year increased to approximately $4,684,000 from last year's $3,870,000, an increase of approximately $814,000 with an increase in gross profit margin to 35.1% from the 34.5% experienced during the prior year. We continue to achieve greater gross profit margins year after year as a result of our ability to absorb those fixed costs through greater revenues and continuously monitoring costs. The gross profit margin of the CVD division increased to 42.9% for the current fiscal year compared to 42.2% for the last fiscal year.
The SDC division's gross profit margin increased to 25.6% for the year ended December 31, 2006 from 19.0% for the year ended
December 31, 2005. The gross profit margin of the Conceptronic division decreased during the current fiscal year to 23.3% compared to 29.4% in fiscal 2005. This primarily is a result of the division's fixed costs having a greater impact on the reduced revenues.

Selling and shipping expenses were approximately $756,000 in the year ended December 31, 2006 compared to $716,000 in the year ended December 31, 2005 representing an increase of 5.6%. This increase can be attributed to primarily to increased sales commissions and travel costs.

General and administrative expenses were approximately $2,925,000 during the year ended December 31, 2006. This was an increase of approximately $394,000 or 15.6% compared to approximately $2,531,000 during the year ended December 31, 2005. This increase can be attributed to a combination of increased payroll and benefit costs, in addition to increased general insurance and utility costs.

Other income for the current year increased to approximately $116,000, an increase of $65,000 or 127% compared to $51,000 of other income generated during the year end December 31, 2005. In 2004, we wrote off a sale to a customer that filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. In 2006, the liquidating trust distributed $92,400 to us, which represented 33% of the claim.

We earned minimal interest income for both 2006 and 2005 as a result of the utilization of all of our available funds for operations.

We incurred approximately $224,000 of interest expense in the year ended December 31, 2006, which was approximately $5,000 or 2.3% greater than the $219,000 incurred in the year ended December 31, 2005. The primary source of this interest expense, approximately $179,000 in the current year and approximately $188,000 in the year ended December 31, 2005, was the interest expense on the mortgages for the two buildings we own. The increase in the balance of interest expense is due to both the higher average outstanding debt as well as the higher interest rates on our revolving line of credit in the year ended December 31, 2006 than in the year ended December 31, 2005.

At December 31, 2006, we had approximately $40,000 and $277,000 remaining of our federal and state net operating loss carryforwards respectively. For the twelve months ended December 31, 2006, we recorded income tax expense of approximately $293,000 which related to various federal, state and local taxes. The current income tax provision was reduced by approximately $49,000 as a result of the use of available net operating losses.

As a result of the foregoing factors, for the twelve months ended December 31, 2006, we earned approximately $897,000 before taxes as compared to $455,000 for the twelve months ended December 31, 2005. After tax earnings for the twelve months ended December 31, 2006 were approximately $604,000 as compared to $391,000 after tax for the twelve months ended December 31, 2005 or $.19 per basic and diluted as share compared to $.13 per basic and $.12 per diluted share for the twelve months ended December 31, 2005. We earned approximately $239,000 or $.07 per basic and diluted share for the three months ended December 31, 2006 compared to net income of approximately $62,000 or $.02 per share basic and diluted for the three months ended December 31, 2005.

Liquidity and Capital Resources

As of December 31, 2006, we had aggregate working capital of approximately $4,151,000 compared to aggregate working capital of $3,123,000 at December 31, 2005 and had available cash and cash equivalents of approximately $257,000 compared to approximately $265,000 in cash and cash equivalents at December 31, 2005.

Accounts receivable, net of allowance for doubtful accounts increased by approximately $483,000 or 25.5% at December 31, 2006 to $2,377,000 compared to $1,894,000 at December 31, 2005.
This increase is attributable to timing of shipments and customer payments.

The Company sold equipment to a Customer for a purchase price of one hundred four thousand, four hundred eighty two (104,482) shares of common stock, par value $.001 per share. Between July 19, 2007 and July 31, 2007, the Company has the option to demand that the Customer make cash payment i.e.: two hundred fifty-one thousand, one hundred thirty 00/100 U.S. dollars ($251,130) for the equipment, the amount that would have been required had the Customer made cash payment for the equipment on July 19, 2006 in exchange for the return of said stock.The Customer's obligation to make such payment pursuant to the terms of the option is secured by a perfected lien upon the subject equipment and the Company's right to execute upon the aforesaid common stock. In the event the Customer does not make full payment, the Company has also reserved the right to maintain plenary proceedings against the Customer for the purpose of recovering such sums as may be due as well as the right to obtain a deficiency judgment in the event that the collateral in the equipment and stock is insufficient to discharge said obligation.

Inventory as of December 31, 2006 was approximately $2,705,000 representing an increase of approximately $637,000 or 30.8% over the inventory balance as of December 31, 2005. The increase in inventory was comprised of a slight increase in raw materials of approximately $11,000, an increase in work in process of approximately $662,000 and a decrease in finished goods of approximately $35,000. The build-up in work in process is indicative of an increase in orders that we are experiencing in addition to our transition to building a more standardized product line in order to reduce the time needed to fill a customer's order. Custom orders still comprise a significant part of our revenues. Accounts payable at December 31, 2006 was approximately $651,000 or 1.7% higher than it was at December 31, 2005.

In 2006 our credit line with a bank which permits us to borrow on a revolving basis was revised to reflect an increase in the amount we are permitted to borrow from $1,000,000 to $1,250,000.

All financial covenants previously limiting the amounts borrowed were eliminated. The line of credit is subject to renewal on June 1, 2007. As of December 31, 2006, the outstanding balance on this facility was $210,000 as compared to $100,000 at December 31, 2005.

We also have an available $250,000 line of credit for equipment purchases from the same bank permitting us to borrow up to 100% of the purchase price of equipment. The amount borrowed is immediately converted into a five year term loan at the bank's prime rate plus 1 1/4%. As of December 31, 2006, there was approximately $77,000 outstanding on this facility. Borrowings under this facility are collateralized by the equipment purchased.

In March, 2002, we received from General Electric Capital Corporation a $2,700,000 mortgage loan, secured by the real property and building and improvements to finance and improve our facility in Ronkonkoma, New York. The mortgage loan, which has an outstanding balance as of December 31, 2006 of $2,075,148, is payable in equal monthly installments of $22,285 including interest at 5.67% per annum; pursuant to an industrial development bond purchase agreement with the town of Islip Industrial Development Agency. The final payment is due March 2017.

In April, 1999 we received from Kidco Realty Corporation a $900,000 purchase money mortgage loan, secured by the real property, building and improvements in Saugerties, New York.
The mortgage loan has an outstanding balance at December 31, 2006 of $810,508 and is payable in equal monthly installments of $5,988 including interest at 7% per annum. The entire principal balance is due May 2009.

In the fourth quarter of 2006, an internal decision was made to significantly broaden the First Nano product line and pursue a significantly larger share of the R & D market with additional equipment platforms under the First Nano brand name. We have begun to market, quote and manufacture these products. In the second quarter of 2007, we plan to ship the first model of a new series of products intended for the R & D market. We feel comfortable we will be successful with the multiple new products to be offered as their design is based on building blocks we have used in previous systems over the years.

To support the increase in our existing product sales and the development and sales of the new First Nano products, we will need to increase our manufacturing capacity, hire additional personnel and expand our advertising, trade shows and marketing capabilities. Additionally, our First Nano laboratory is being expanded with additional laboratory test equipment and the new First Nano products for demonstration to help us stay in the forefront of carbon nanotube and nanowire production.

We believe that our cash and cash equivalent positions, cash flow from operations and ability to expand our credit facilities will be sufficient to meet our working capital and investment requirements for the next twelve months, including modest growth, without shareholder dilution.

Should we determine to grow our business more aggressively, which may include making acquisitions, we may need to raise additional funding. For this reason, as well as other reasons that arise from time to time, we may consider raising capital through equity or debt financings. Any decision to raise additional capital, as well as the determination of the appropriate vehicle for doing so, will depend on market conditions, order levels, opportunities presented to us and other factors.

Significant Accounting Policies

We continue to recognize revenues and income using the percentage-of-completion method for custom production-type contracts while revenues from other products are recorded when such products are accepted and shipped. Profits on custom production-type contracts are recorded on the basis of our total estimated costs over the percentage of total costs incurred on individual contracts, commencing, when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Under this method, revenues are recognized based on costs incurred to date compared with total estimated costs.

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

The liability, "Billings in excess of costs on uncompleted contracts," represents billing in excess of revenues recognized.

Off-Balance Sheet Arrangements

None

Item 7.		Financial Statements.

The consolidated financial statements and supplementary data required by this item are included in this annual report beginning on page F-1.


Item 8.	Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

None

Item 8A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Annual Report on Form 10-KSB, and in other reports required to be filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission for such filings. As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2006. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2006, the disclosure controls and procedures were and are effective as designed to ensure that information relating to the Company and its consolidated subsidiary would be accumulated and communicated to them, as appropriate, to allow timely disclosures regarding required disclosures.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. 	Other Information.

None

PART III

Item 9.	Directors, Executive Officers, Promoters, Control
Persons and Corporate Governance; Compliance with
Section 16(a) of the Exchange Act.

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

The following table sets for the names, ages and positions with the Company of each of our directors and executive officers.

Name	             Age	Position(s) with the Company
-------------------- --- -------------------------------------------------
Leonard A. Rosenbaum 61	 Director, Chief Executive Officer, President
Alan H. Temple Jr.	 73	 Director, Chairman-Compensation Committee
Martin J. Teitelbaum 57	 Director, Assistant Secretary
Conrad Gunther	     60	 Director, Chairman-Audit Committee
Bruce T. Swan	     74	 Director, Chairman-Nominating, Governance and
                             Compliance Committee
Glen R. Charles	     53	 Chief Financial Officer, Secretary

Leonard A. Rosenbaum

Leonard A. Rosenbaum founded the Company in 1982 and has been its President, Chief Executive Officer and has served as a member of the Board of Directors since that date. From 1971 until the time of his affiliation with the Company in 1982, Mr. Rosenbaum was President, Director and principal stockholder of Nav-Tec Industries, a manufacturer of semiconductor processing equipment similar to the type of equipment presently manufactured by the Company. From 1966 to 1971, Mr. Rosenbaum was employed by a division of General Instrument, a manufacturer of semiconductor materials and equipment.

Alan H. Temple Jr.

Alan H. Temple Jr. has served as a member of the Board of Directors since 1987. Mr. Temple earned an MBA at Harvard
University and has been President of Harrison Homes Inc., a building and consulting firm located in Pittsford, New York since 1977.

Martin J. Teitelbaum

Martin J. Teitelbaum has served as a member of the Board of Directors since 1985. Mr. Teitelbaum is an attorney, who since
1988, has conducted his own private practice, the Law

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

Bruce T. Swan

Bruce T. Swan has served as a member of the Board of Directors since September 2003. Mr. Swan has extensive banking, export and international credit experience and has been retired for more than five years. He previously has held the positions of Deputy Manager at Brown Brothers Harriman and Co., Assistant Treasurer at Standard Brands Incorporated, Assistant Treasurer at Monsanto Corporation, Vice President and Treasurer at AM International Inc. and President and Founder of Export Acceptance Company. Mr. Swan, earned his MBA from Harvard University and is a former adjunct faculty member of New York University's Stern School of Business Administration.

Glen R. Charles

Glen R. Charles has been the Chief Financial Officer and Secretary of the Company since January, 2004. From 2002 until he joined the Company, he was the Director of Financial Reporting for Jennifer Convertibles, Inc., the owner and licensor of the largest group of sofabed specialty retail stores in the United States. From 1994 to 2002, he was the Chief Financial Officer of Trans Global Services, Inc., a provider of temporary technical services to the aerospace, aircraft, electronics and telecommunications markets. Mr. Charles has also had his own business in the private practice of accounting.

Code Of Ethics

The Company has adopted a Corporate Code of Conduct and Ethics that applies to its employees, senior management, and Board of Directors, including the Chief Executive Officer and Chief Financial Officer. The Corporate Code of Conduct and Ethics is available on our web site, http://www.cvdequipment.com, by clicking on "About Us" and then clicking on "Corporate Overview."

Audit Committee

The Board of Directors has an Audit Committee that consists of Conrad Gunther, Alan H. Temple Jr., Bruce T. Swan and Martin J. Teitelbaum. During the fiscal year ended December 31, 2006, the Audit Committee held six meetings. The Board of Directors has adopted a revised written charter for the Audit Committee. Pursuant to the revised Audit Committee Charter, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for the Company, and each such independent auditor shall report directly to the Committee. The Audit Committee also reviews with management and the independent auditor, the Company's annual audited financial statements, the scope and results of annual audits and the audit and non audit fees of the independent public accountants. Furthermore, the committee reviews the adequacy of our internal control procedures, the structure of our financial organization and the implementation of our financial and accounting policies.
Messrs. Gunther, Temple and Swan are "independent" under the requirements of the American Stock Exchange.

The Board of Directors has determined that Conrad Gunther is an "audit committee financial expert" as that term is defined in the rules and regulations of the Securities and Exchange
Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors, officers and ten percent stockholders. To our knowledge, based solely on our review of (a) the copies of such reports and amendments thereto furnished to us and (b) written representations that no other reports were required, during our fiscal year ended December 31, 2006, all of the filings for our officers, directors and ten percent stockholders were made on a timely basis, except for the following: two reports filed by Mr. Bruce T. Swan on Form 4, one filed on March 16, to report an exercise of common stock options and a second on December 13, 2006 to report a donation of 1,000 shares of common stock; and one report filed by Mr. Alan H. Temple Jr. on Form 4 on September 27, 2006 to report an exercise of common stock options.

Item 10.	Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation of our chief executive officer and chief financial officer, our "named executive officers," for the year ended December 31, 2006. The
Company has no executive officers other than the named executive officers.

                                          Option
Name and                         Salary   Awards
principal position	       Year	   ($)	  ($)(1)	Total($)
-------------------------  ----  -------  -------   --------
Leonard A. Rosenbaum       2006	 162,742   28,138	190,880
President and
Chief Executive Officer

Glen R. Charles            2006	 115,337	5,063	120,400
Secretary and
Chief Financial Officer

For the year ended December 31, 2006 Mr. Rosenbaum and Mr. Charles were paid base salaries of $162,742 and $115,337 respectively.
(1) Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the compensation costs recognized by CVD in fiscal 2006 for option awards as determined pursuant to FAS 123R. These compensation costs reflect option awards granted prior to fiscal 2006. The assumptions used to calculate the value of option awards are set forth under Note 13 of the Notes to Consolidated Financial Statements.

Outstanding Equity Awards at December 31, 2006

	                                           OPTION AWARDS
            ----------------------------------------------------------------
            Number of     Number of
            Securities    Securities
            Underlying    Underlying
            Unexercised   Unexercised
            Options       Options            Option            Option
            Exercisable   Unexercisable   Exercise Price     Expiration
Name            (#)	           (#)	           ($)	            Date
----------  ------------  -------------   --------------    ------------
Leonard A.	   10,000	        -	           2.00	          8/1/2007
Rosenbaum	   15,000	        -	           1.40	          9/23/2010
	            7,000	     14,000	           4.10	          9/13/2012

Glen R. Charles	3,750	     11,250	           2.26	          6/16/2012

2006 Director Compensation

                        Option Awards ($)
Name	                      (1)	           Total ($)
----------------------  ------------------   -------------
Alan H. Temple Jr.	         28,138	             28,138
Martin J. Teitelbaum	     28,138	             28,138
Conrad Gunther	             28,138	             28,138
Bruce T. Swan	             28,138	             28,138

(1) Amounts shown do not reflect compensation actually received by the named director. Instead, the amounts shown are the compensation costs recognized by CVD in fiscal 2006 for option awards as determined pursuant to FAS 123R. These compensation costs reflect option awards granted prior to fiscal 2006. The assumptions used to calculate the value of option awards are set forth under Note 13 of the Notes to Consolidated Financial Statements.

Directors of the Company are not regularly compensated for being on the Board of Directors and the directors did not receive any compensation in 2006. However, the Stock Option Committee which is comprised of all of the members of the Board of Directors with the exception of Leonard A. Rosenbaum, has the authority to grant stock options to members from time to time. No stock options were granted to directors in 2006. In September, 2005 the Stock Option Committee granted non-qualified stock options to purchase 21,000 shares of the Company's common stock to each member of the board of directors. These options were issued at a grant price equal to the then current market price of $4.10. These options became exercisable as to 33.3% of the underlying shares on December 13, 2005. The options become exercisable with respect to the remaining 14,000 underlying shares with options to purchase 1,750 shares becoming exercisable every 3 months beginning January 13, 2007. These options expire on September 13, 2012.

Item 11.	Security Ownership of Certain Beneficial Owners and
Management and Related Stock Holder Matters.

The following table sets forth, as of March 10, 2007, information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent of our common stock, (b) each of our directors, (c) each of the named executive officers, and (d) all directors and executive officers and executive employees as a group. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of March 10, 2007.

                            Amounts and Nature of       Percent of Class
Name of Beneficial Owner	Beneficial Ownership (1)	       (%)
--------------------------  ------------------------   ------------------
Leonard A. Rosenbaum	         1,325,350 (2)	              40.2
Alan H. Temple Jr.	               170,500 (3)	               5.2
Martin J. Teitelbaum	            61,500 (4)	               1.9
Conrad Gunther	                    35,500 (2)	               1.1

Bruce T. Swan	                    24,500 (3)	               0.7
Glen R. Charles	                     3,750 (5)	               0.1
All directors and executive
officers and executive
employees as a group
(five (5) persons)	             1,621,100	                  49.2

______________________________
(1) All of such shares are owned directly with sole voting and investment power, unless otherwise noted below.

(2) Includes 35,500 shares of our common stock underlying currently exercisable options.

(3) Includes 15,500 shares of our common stock underlying currently exercisable options.

(4) Includes 2,000 shares held by Mr. Teitelbaum's wife as to which beneficial ownership thereof is disclaimed by Mr. Teitelbaum and 35,500 shares of our common stock underlying currently exercisable options.

(5) Includes 3,750 shares of our common stock underlying currently exercisable options.

See Item 5, Market for Registrant's Common Equity and Related
Stockholder Matters, under the heading "Equity Compensation Plan
Information" for information regarding our securities authorized for issuance under equity compensation plans.

Item 12.	Certain Relationships and Related Transactions, and
Director Independence.

Related Person Transactions

The Company has not had any transactions since the beginning of the 2006 fiscal year, and there are no transactions currently proposed, in which a related person had or will have a direct or indirect material interest.

Director Independence

The members of our Board of Directors are Leonard A. Rosenbaum, Alan H. Temple Jr., Martin J. Teitelbaum, Conrad Gunther and Bruce T. Swan. Messrs. Gunther, Temple, Swan and Teitelbaum are "independent" under the requirements of the American Stock Exchange. Messr. Rosenbaum is not independent under such requirements.

PART IV

Item 13.	Exhibits.

3.1	 Certificate of Incorporation dated October 12, 1982 of Certificate of
     Corporation incorporated herein by reference to Exhibit 3.1 to our Registration No. 2-97210-NY.

3.2	 Certificate of Amendment dated April 25, 1985 of Certificate of
     Corporation incorporated herein by reference to Exhibit 3.1 to our Registration No. 2-97210-NY.

3.3	 Certificate of Amendment dated August 12, 1985 of Certificate of
     Corporation incorporated herein by reference to Exhibit 3.1 to our Registration No. 2-97210-NY.

3.4	 Bylaws of CVD Equipment Corporation, incorporated herein by reference to our Registration No. 2-97210-NY.

10.1 Form of Non-Qualified Stock Option Agreement with certain directors, officers and employees of CVD Equipment Corporation incorporated herein by reference to our Registration Statement on Form S-8
     No. 33-30501, filed August 15, 1989.*

10.2 Purchase a 22,000 square foot facility from Kidco Realty incorporated herein by reference to our Form 8-K filed on December 31, 1998.

10.3 CVD Equipment Corporation 2001 Stock Option Plan.*

10.4 Form of Non-Qualified Stock Option Agreement.*

21.1 Subsidiaries.

23.1 Consent of Moore Stephens, P.C.

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 Section 1350 Certification of Principal Executive Officer.

32.2 Section 1350 Certification of Principal Financial Officer.
___________________
* Management contract or compensatory plan or arrangement required.

Item 14.	Principal Accountant Fees and Services.

The following presents fees for professional audit services rendered by Moore Stephens, P.C. for the audit of our financial statements for the years ended December 31, 2006 and December
31, 2005.

Audit Fees

The aggregate fees billed by Moore Stephens, P.C. for audit work performed in the preparation and review of our annual financial statements and review of financial statements included in our quarterly reports filed with the Securities and Exchange Commission for fiscal years 2006 and 2005 were $76,750 and $77,250, respectively.

Audit- Related Fees

We did not incur any audit-related fees in 2006 or 2005.

Tax Fees

Tax fees consisted primarily of tax preparation of the 2004 and 2005 annual tax returns. The aggregate fees billed by Moore
Stephens P.C. for such services were $8,500 in 2006 and $10,215 in 2005.

All Other Fees

None

Audit Committee Approval

The engagement of the Company's independent auditors is pre-approved by the Company's Audit Committee. The Audit Committee pre-approves all fees billed and all services rendered by the Company's independent auditors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          CVD EQUIPMENT CORPORATION

                        By: /s/ Leonard A. Rosenbaum
                      Name: Leonard A. Rosenbaum
                     Title: President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

	NAME					POSITION				                  DATE
-----------------------  --------------------------------------  --------------
/s/ Leonard A Rosenbaum  President, Chief Executive Officer and  March 26, 2007
Leonard A. Rosenbaum	 Director (Principal Executive Officer)

/s/ Alan H. Temple Jr.   Director	                             March 26, 2007
Alan H. Temple Jr.

/s/ Martin J. Teitelbaum Director and Assistant Secretary	     March 26, 2007
Martin J. Teitelbaum

/s/ Conrad Gunther       Director 	                             March 26, 2007
Conrad Gunther

/s/ Bruce T. Swan	     Director	                             March 26, 2007
Bruce T. Swan

/s/ Glen R. Charles      Chief Financial Officer and Secretary   March 26, 2007
Glen R. Charles	         (Principal Financial and Accounting
                          Officer)

EXHIBIT INDEX


3.1	 Certificate of Incorporation dated October 12, 1982 of Certificate of
     Corporation incorporated herein by reference to Exhibit 3.1 to our Registration No. 2-97210-NY.

3.2	 Certificate of Amendment dated April 25, 1985 of Certificate of
     Corporation incorporated herein by reference to Exhibit 3.1 to our Registration No. 2-97210-NY.

3.3	 Certificate of Amendment dated August 12, 1985 of Certificate of
     Corporation incorporated herein by reference to Exhibit 3.1 to our Registration No. 2-97210-NY.

3.4	 Bylaws of CVD Equipment Corporation, incorporated herein by reference to our Registration No. 2-97210-NY.

10.1 Form of Non-Qualified Stock Option Agreement with certain directors, officers and employees of CVD Equipment Corporation incorporated herein by reference to our Registration Statement on Form S-8
     No. 33-30501, filed August 15, 1989.*

10.2 Purchase a 22,000 square foot facility from Kidco Realty incorporated herein by reference to our Form 8-K filed on December 31, 1998.

10.3 CVD Equipment Corporation 2001 Stock Option Plan.*

10.4 Form of Non-Qualified Stock Option Agreement .*

21.1 Subsidiaries.

23.1 Consent of Moore Stephens, P.C.

31.3 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.4 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 Section 1350 Certification of Principal Executive Officer.

32.2 Section 1350 Certification of Principal Financial Officer.
___________________
* Management contract or compensatory plan or arrangement required.

       1/5                                                     Exhibit 10.3

                           CVD EQUIPMENT CORPORATION

                             2001 STOCK OPTION PLAN


  1.   Establishment and Purpose.

       (a)  Establishment.   This CVD EQUIPMENT CORPORATION 2001
            Stock Option Plan was adopted effective July 23, 2001
            (the "Plan").

       (b)  Purpose.   The purpose of the Plan is to attract,
            retain and reward employees and other persons providing services to CVD Equipment Corporation, a corporation organized under the laws of the State of New York, and any successor corporation thereto (collectively referred to as the "Company"), and any present or future parent and/or subsidiary corporations of such corporation (all of which along with the Company being individually referred to as a "Participating Company" and collectively referred to as the "Participating Company Group"), and to motivate such persons to contribute to the growth and profits of the Participating Company Group in the future. For purposes of the Plan, a parent corporation and a subsidiary corporation shall be as defined in Sections 424(e) and 424(f) of the Internal Revenue Code of 1986, as amended (the "Code").


  2.   Administration.

       (a)  Administration by Board and/or Committee.   The Plan
            shall be administered by the Board of Directors of the Company (the "Board") and/or by a duly appointed committee of the Board, consisting of two or more non-employee directors, having such powers as shall be specified by the Board. Any subsequent references herein to the Board shall also mean the committee if such committee has been appointed and, unless the powers of the committee have been specifically limited, the committee shall have all of the powers of the Board granted herein, including without limitation, the power to terminate or amend the Plan at any time, subject to the terms of the Plan and any applicable limitations imposed by law. All questions of interpretation of the Plan or of any options granted under the Plan (an "Option") shall be determined by the Board, and such determinations shall be final and binding upon all persons having an interest in the Plan and/or any Option.

       (b)  Options Authorized.   Options may be either incentive
            stock options as defined in Section 422 of the Code
            ("Incentive Stock Options") or non-statutory stock options.

       (c)  Authority of Officers.   Any officer of a Participating
            Company shall have the authority to act on behalf of the Company with respect to any matter, right, obligation or election which is the responsibility of or which is allocated to the Company herein, provided the officer has apparent authority with respect to such matter, right, obligation or election.

       2/5                                                     Exhibit 10.3

       (d)  Rule 16b-3.   with respect to the participation in the
            Plan of officers or directors of the Company subject to
            Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Plan shall be administered in compliance with the requirements of Rule 16b-3, as promulgated under the Exchange Act and amended from time to time or any successor rule or regulation ("Rule 16b-3").


  3.   Eligibility.   Options may be granted to employees
  (including officers) and directors of the Participating Company Group or to individuals or entities who are rendering services as consultants, advisors, or other independent contractors to the Participating Company Group. The Board shall, in its sole discretion, determine which persons shall be granted Options (an "Optionee"). Notwithstanding the foregoing, Incentive Stock Options may be granted only to employees (including officers) of the Participating Company Group. Eligible persons may be granted more than one (1) Option.


  4.   Shares Subject to Option.   Options shall be for the
  purchase of shares of the authorized but unissued common stock or treasury shares of common stock of the Company (the "Stock"), subject to adjustment as provided in paragraph 10 below. The maximum number of shares of Stock which may be issued under the Plan shall be 300,000 shares. In the event that any outstanding Option for any reason expires or is terminated or cancelled and/or shares of Stock subject to repurchase are repurchased by the Company, the shares allocable to the unexercised portion of such Option, or such repurchased shares, may again be subject to a new Option only if the grant of such new Option and issuance of such shares pursuant to such new Option would not cause the Plan or any Option granted under the Plan to contravene Rule 16b-3


  5.   Time for Granting Options.   All Options shall be granted,
  if at all, within ten (10) years from the date the Plan is adopted by Board and approved by the shareholders of the Company.


  6.   Terms, Conditions and Form of Options and Exercise.
  Subject to the provisions of the Plan, the Board shall determine for each Option (which need not be identical) the number of shares of Stock for which the Option shall be granted, the exercise price of the Option, the timing and terms of exercisability and vesting of the Option, the time of expiration of the Option, the effect of the Optionee's termination of employment or termination of consulting or other services, whether the Option is treated as an Incentive Stock Option or as a non-statutory stock option, the method for satisfaction of any tax withholding obligation arising in connection with the option, including by the withholding or delivery of shares of stock, and all other terms and conditions of the Option not inconsistent with the Plan. Options granted pursuant to the Plan shall be evidenced by written agreements specifying the number of shares of Stock covered thereby, in such form as the Board shall from time to time establish, which agreements may incorporate all or any of the terms of the Plan by reference and shall comply with and be subject to the following terms and conditions:

         3/5                                                     Exhibit 10.3

       (a)  Exercise Price.   The exercise price for each Option
            shall be established in the sole discretion of the Board; provided however, that (i) the exercise price per share shall be not less than the closing price of a share of Stock on the date of the granting of the Option, as reported by the American Stock Exchange; and
            (ii) no Incentive Stock Option granted to an Optionee who at the time the Option is granted owns stock possessing more than ten percent (10%) of the total combined voting power of all classes of stock of a Participating Company within the meaning of Section 422(b)(6) of the Code (a "Ten Percent Optionee") shall have an exercise price per share less than one hundred ten percent (110%) of the price described in clause
            (i), above. Notwithstanding the foregoing, an Option (whether an Incentive Stock Option or a non-statutory stock option) may be granted with an exercise price lower than the minimum exercise price set forth above if such Option is granted pursuant to an assumption or substitution for another option in a manner qualifying with the provisions of Section 424(a) of the Code.

       (b)  Exercise Period of Options.   The Board shall have the
            power to set, including by amendment of an Option, the time or times within each Option shall be exercisable or the event or events upon the occurrence of which all or a portion of each Option shall be exercisable and term of each Option; provided however, that (i) no Option shall be exercisable after the expiration of ten
            (10) years after the date such Option is granted, and
            (ii) no Incentive Stock Option granted to a Ten Percent Owner Optionee shall be exercisable after the expiration of five (5) years after the date such Option is granted.

       (c)  Payment of Exercise Price.

            (i)   Forms of Payment Authorized.   Payment of the
            exercise price for the number of shares of Stock being purchased pursuant to any Option shall be made (i) in cash, (ii) in whole shares of Stock owned by the Optionee prior to exercising the Option, (iii) by having the Company withhold a number of shares of Stock from the exercise, equal in value to the exercise price, or (iv) in a combination of cash and delivery of shares of Stock, or cash and the withholding of shares of Stock. The Company shall establish procedures in connection with payments pursuant to (ii), (iii), and
            (iv), above, to ensure that the Plan does not become subject to variable accounting by virtue of such payment methods. The value of any share of Stock delivered or withheld in payment of the exercise price shall be the closing price of a share of Stock on the date of exercise, as reported by the exchange on which the Stock is then traded, and if it is traded on more than one exchange, the highest closing price so reported. The Board may at any time or from time to time grant options which do not permit all of the foregoing forms of consideration to be used in payment of the exercise price and/or which otherwise restrict one or more forms of consideration.

            (ii)  Tender of Company Stock.   Notwithstanding the
            foregoing, an Option may not be exercised by tender to the Company of shares of Stock to the extent such tender of Stock would constitute a violation of the provisions of any law, regulation and/or agreement restricting the redemption of the Company's Stock.

       (d)  Payment of Taxes.   In order to enable the Company to
            meet any applicable federal, state or local withholding tax requirements arising as a result of the exercise of an Option, an Optionee shall either (a) pay the Company the amount of tax to be withheld, (b) elect

         4/5                                                     Exhibit 10.3

            to satisfy such obligation by having the Company withhold shares of Stock that otherwise would be delivered to the Optionee pursuant to the exercise of the Option for which the tax is being withheld, provided that withholding by such method shall be limited to the minimum required applicable tax withholding, (c) by delivering to the Company other shares of Stock of the Company owned by the Optionee prior to exercising the Option, or (d) by making a payment to the Company consisting of a combination of cash and such shares of Stock. Such an election shall be made in such a manner as may be prescribed by the Board and the Board shall have the right, in its discretion, to disapprove such election. The value of any share of Stock to be withheld by the Company or delivered to the Company pursuant to this Section 6(c) shall be the closing price of a share of Stock, as reported by the exchange on which the Stock is then traded, and if it is traded on more than one exchange, the highest closing price so reported.


  7.   Standard Terms of Stock Option.   Unless otherwise provided
  for by the board in the grant of an Option, any Option granted hereunder shall be exercisable for a term of ten (10) years.


  8.   Authority to Vary Terms.   The Board shall have the
  authority from time to time to vary the terms of Options granted to different individuals or of different Options granted to the same individual; provided, however, that the terms and conditions of all such Options shall be in accordance with the terms of the Plan. This authority shall include, without limitation, the authority to include in any Option terms accelerating, terminating or otherwise changing, the exercisability of any Option in the event of the proposed dissolution or liquidation of the Company, or in the event of the proposed sale of all or substantially all of the assets of the Company, or the merger of the Company with or into another corporation, or in the event of an initial public offering of the stock of the Company.


  9.   Fair Market Value Limitation.   To the extent that the
  aggregate fair market value (determined at the time the Option is granted) of stock with respect to which Incentive Stock Options are exercisable by an Optionee for the first time during any calendar year (under all stock option plans of the Company, including the Plan) exceeds One Hundred Thousand Dollars ($100,000), such Options shall be treated as non-statutory stock options. This paragraph shall be applied by taking Incentive Stock Options into account in the order in which they were granted.


  10.  Effect of Change in Stock Subject to Plan.   Appropriate
  adjustments shall be made in the number and class of shares of Stock subject to the Plan and to any outstanding Options and in the exercise price of any outstanding Options in the event of a stock dividend, stock split, reverse stock split, recapitalization, combination, reclassification, or like change in the capital structure of the Company (a "Recapitalization Event").

  In the event a majority of the shares which are of the same class as the shares that are subject to outstanding options are exchanged for, converted into, or otherwise becomes shares of another corporation (the "New Shares"), the Company may unilaterally amend the outstanding Options

         5/5                                                     Exhibit 10.3

  to provide that such Options are exercisable for New shares.
  In the event of any such amendment, the number of shares and the exercise price of the outstanding Options shall be adjusted in a fair and equitable manner.


  11.     Options Non-Transferable.   During the lifetime of the
  Optionee, the Option shall be exercisable only by the Optionee. No Option shall be assignable or transferable by the Optionee except by will or by the laws of descent and distribution.


  12.     Termination or amendment of Plan or Options.   The Board
  may terminate or amend the Plan or any Option at any time; provided, however, that without the approval of the Company's stockholders, there shall be (a) no increase in the total number of shares of Stock covered by the Plan (except by operation of the provisions of paragraph 10 above), (b) no change in the class eligible to receive Incentive Stock Options and (c) no expansion in the class eligible to receive non-statutory stock options. In any event, no amendment may adversely affect any then outstanding Option or any unexercised portion thereof, without the consent of the Optionee, unless such amendment is required to enable an Option designated as an Incentive Stock Option to qualify as an Incentive Stock Option.


  13.     Applicable Law.   This Plan will be governed by the laws of
  the State of New York.


  IN WITNESS WHEREOF, the undersigned Secretary of the Company certifies that the foregoing CVD Equipment Corporation 2001
  Stock Option Plan was duly adopted by the Board of Directors of the Company on the 23rd day of July, 2001.




  Name:  Sharon Canese

         1/7                                             Exhibit 10.4

                      CVD EQUIPMENT CORPORATION
                         2001 "KEY EMPLOYEE"

                       STOCK OPTION AGREEMENT

  STOCK OPTION AGREEMENT dated ______________ between CVD EQUIPMENT CORPORATION, a New York Corporation (hereinafter called the "Company"), and ___________________, an officer, director or salaried employee of the Company or one of its subsidiaries (the "Optionee"). The Company's Stock Option Committee (the "Committee") has determined that the Optionee is one of the personnel of the Company or one of its subsidiaries that the objectives of the Company's 2001 "Key Employee" Stock Option Plan (the "Plan") will be furthered by granting to the Optionee an option pursuant to the Plan.

  In consideration of the foregoing and of the mutual undertakings set forth in this Stock Option Agreement, the Company and the Optionee agree as follows:

  SECTION 1.  GRANT OF OPTION.

  The Company hereby grants to the Optionee an "option" to purchase ____________ shares of the Common Stock of the Company, at the price per share of ______.

  SECTION 2.  EXERCISABILITY.

       2.1 The option shall become exercisable with respect to ___% of the shares of Common Stock on ____________. With respect to the remaining shares, an additional ___% of such shares become exercisable on ____________, and additional ___% on ____________, so that the option becomes exercisable in full by ____________.
       2.2 The option may be partially exercised from time to time within the percentage limitations on exercisability set forth in Section 2.1, but not at any time as to less than 100 shares unless the remaining shares which have become so purchasable are less than 100 shares.
       2.3 Subject to Section 4, the option shall expire and cease to be exercisable seven years after the date of this Agreement, or on such earlier date as may be provided herein.


  SECTION 3.  METHOD OF EXERCISE.

  The option or any part thereof may be exercised only by the giving of written notice to the Company, which notice shall state the election to exercise the options and the number of whole shares of Common Stock with respect to which the option is being exercised. Such notice must be accompanied by payment of the full purchase price for the number of shares purchased. Such payment shall be made (a) by certified or official bank check payable to the Company (or the equivalent thereof acceptable to the Company), or (b) with the consent of the Committee, by delivery of previously acquired shares of Common Stock having fair market value (determined as of the date such option is exercised) equal to all or part of the purchase price and, if

         2/7                                             Exhibit 10.4

  applicable, of a certified or official bank check (or the equivalent thereof acceptable to the Company) for any remaining portion of the purchase price. As soon as practicable after it receives payment of the purchase price, the Company shall, subject to the provisions of Section 5, deliver to the Optionee a certificate or certificates for the shares of Common Stock so purchased.

  SECTION 4.  TERMINATION OF EMPLOYMENT OR SERVICE; DEATH.

       4.1 If the Optionee's employment or service shall terminate by reason of dismissal for cause or resignation without prior consent of the Company, the option granted hereby shall terminate and expire on the day the Optionee's employment or service terminates.
       4.2 If the Optionee's employment or service shall terminate other than by reason of death, dismissal for cause or resignation without the Company's prior consent, the Optionee may thereafter exercise the option only on the following terms and conditions: (a) such exercise may be made only to the extent that the Optionee was entitled to exercise such option on the date his employment or service terminates; and (b) such exercise must be made by the earlier of the expiration date of such option (determined pursuant to Section 2) or the 90th day after his employment or service terminates; and (c) the Board of Directors has not determined that the Optionee has caused hardship to the Company by performance or non-performance of any action or deed, past or present.
       4.3 If the Optionee dies while in the employ or service of the Company or a subsidiary, or during the 90-day period after his employment or service terminates for any reason other than dismissal for cause or resignation from employment without the Company's prior consent, the option granted hereby shall be exercisable, but only within one year after the date of the Optionee's death, to the extent that the Optionee was entitled to exercise such option on the date of death. Any such exercise following the Optionee's death may be made only by such Optionee's personal representative, unless the Optionee's will specifically disposes of such option, in which case such exercise shall be made only by the recipient of such specific disposition. If the Optionee's personal representative or the recipient of a specific disposition under the Optionee's will shall be entitled to exercise any option pursuant to the preceding sentence, such representative or recipient shall be bound by all the terms and conditions of the Plan and this Agreement which would have applied to the Optionee's exercise of the option granted hereby (if he had lived), including without limitation, the provisions of Sections 2,4.5 and 9.
       4.4 The Optionee shall be deemed to have terminated employment or service when the Optionee ceases to be employed by or serve as a director of the Company and all of its subsidiaries. The Committee may in its discretion determine (a) whether any leave of absence constitutes a termination of employment or service within the meaning of this Agreement, and (b) the impact, if any, of any such leave of absence on the option granted under this Agreement.

         3/7                                             Exhibit 10.4

  SECTION 5.  RESTRICTIONS

       5.1 Notwithstanding any other provision(s) of this Agreement, the options herein granted are contingent upon (a) the shares of Common Stock reserved for issuance upon the exercise of the within option having been duly listed, subject to official notice of issuance, upon NASDAQ and (b) a registration statement under the Securities Act of 1933 with respect to such shares having become effective-unless the Committee shall, upon the advice of counsel, determine that such listing and/or registration is neither necessary nor desirable.
       5.2 Notwithstanding any other provision(s) of this Agreement, if the Committee shall at any time determine that any Consent (as hereinafter defined) is necessary or desirable as a condition of, or in connection with, the issuance or transfer of shares of Common Stock or the taking of , or in connection with, the issuance or transfer of shares of Common Stock or the taking of any action in connection with, the issuance or transfer of shares of Common Stock or the taking of any other action in connection with this Agreement or the Plan, then such action shall not be taken, in whole or in part, unless and until such Consent shall have been effected or obtained to the full satisfaction of the Committee.
       5.3 For purposes of Section 5.2, the term "Consent" means
            (a) any and all listings, registrations or qualifications in respect thereof upon any securities exchange or under any federal, state or local law, rule or regulation, (b) any and all written agreements and representations by the Optionee with respect to the disposition of shares of Common Stock, or with respect to any other matter, which the Committee shall deem necessary or desirable to comply with the terms of any such listing, registration or qualification or registration be made and (c) any and all consents, clearances and approvals by any governmental or other regulatory bodies in respect of any action taken or to be taken under the Plan or this Agreement.

  SECTION 6.  NONTRANSFERABILITY AND NONASSIGNABILITY.

  No right granted to the Optionee under the Plan or this agreement shall be assignable or transferable (whether by operation of law or otherwise and whether voluntarily or involuntarily), other than by will or by the laws of descent and distribution. During the life of the Optionee, all rights granted to the Optionee under the Plan or under this Agreement shall be exercisable only by the Optionee during his lifetime or after death by his legal representative.

         4/7                                             Exhibit 10.4

  SECTION 7.  WITHHOLDING TAXES.

  Whenever shares of Common Stock are to be delivered upon exercise of the option granted hereby, the Company shall be entitled to require as a condition of delivery that the Optionee remit to the Company an amount sufficient to satisfy all federal, state and other governmental withholding tax requirements related thereto.

  SECTION 8.  ADJUSTMENTS UPON CHANGES IN CAPITALIZATION.

  In the event of any increase or decrease, after the date of this Agreement, in the number of issued shares of Common Stock resulting from stock dividends, split-up, recapitalization, acquisition of stock, separation, or liquidation, the Committee shall proportionately adjust the number of shares subject to the option, the purchase price set forth in Section 1, and any and all other matters deemed appropriate by the Committee; provided, however, that any option to purchase fractional shares resulting from any such adjustment shall be eliminated.

  SECTION 9.  REORGANIZATION.

       9.1 In the event that the Company is merged or consolidated with another corporation and (i) the Company is not the surviving corporation or (ii) the Company shall be the surviving corporation and there shall be any change in the shares of Common Stock by reason of such merger or consolidation, or in the event of the reorganization or liquidation of the Company (each such event being hereinafter referred to as a "Reorganization Event") or in the event that the Board of Directors of the Company shall propose that the Company enter into a Reorganization Event, then the Committee may in its discretion (i) by written notice to the Optionee, provide that the option granted hereby will be terminated unless exercised within 30 days (or such longer period as the Committee shall determine in its sole discretion) after the date of such notice, and/or
            (ii) advance any one or more of the dates upon which such option shall become exercisable in whole or in part. Wherever deemed appropriate by the committee, any such action may be made conditional upon the consummation of the applicable Reorganization Event.
       9.2 Notwithstanding the provisions of paragraph 9.1, if any "corporate transaction" as defined in Section 1.425-1 of the Treasury Regulations promulgated under the Internal Revenue Code of 1954 occurs after the date hereof and in connection therewith the Company and another corporation enter into an agreement providing for the issuance of substitute stock options in exchange for the Option or for the assumption of such Option, in either case giving the employee the right to purchase the largest whole number of shares of stock of the Company or of any other corporation at the lowest option price permitted by said Section 1.425-1, the Option shall, from and after the effective date of such corporate transaction, be deemed to provide for the purchase of such number of shares of such option price as shall be agreed upon by the Company and such other corporation, and the term "Company" herein shall mean the issuer of the stock then covered by the

         5/7                                             Exhibit 10.4

            Option and the term "Common Stock" shall mean such stock.

  SECTION 10.  (RESERVED).

  SECTION 11. RIGHT OF DISCHARGE RESERVED.

  Nothing in the Plan or in this Agreement shall confer upon the Optionee the right to continue in the employ or service of the Company or any of its subsidiaries, or affect any right which the Company or any of its subsidiaries may have to terminate the employment or service of the Optionee.

  SECTION 12.  NO RIGHTS AS A STOCKHOLDER.

  Neither the Optionee nor any person succeeding to the Optionee's rights hereunder shall have any rights as a stockholder with respect to any shares subject to the option until the date of the issuance of a stock certificate to him or her for such shares. Except for adjustments made pursuant to Section 8 or 9, no adjustment shall be made for dividends, distributions or other rights (whether ordinary or extraordinary, and whether in cash, securities or other property) for which the record date is prior to the date such stock certificate is issued.

  SECTION 13.  NATURE OF PAYMENTS.

       13.1 Any and all payments of shares of Common Stock hereunder shall be granted, transferred or paid on consideration of services performed by the Optionee for the Company or for its subsidiaries.
       13.2 Any and all issuance of shares of Common Stock hereunder shall constitute a special incentive payment to the Optionee. Such issuances and payments shall not, unless otherwise determined by the Committee, be taken into account in computing the amount of salary or compensation of the Optionee for the purposes of determining any pension, retirement, death or other benefits under (i) any pension, retirement, life insurance or other benefit plan of the Company or any subsidiary or (ii) any agreement between the Company or any subsidiary, on the one hand, and the Optionee, on the other hand.

  SECTION 14.  COMMITTEE DETERMINATIONS.

  The Committee's determinations under the Plan and this Agreement need not be uniform and may be made by it selectively among persons who receive awards under the Plan (whether or not such persons are similarly situated). All decisions, interpretations and determinations by the Committee with regard to any question or matter arising hereunder or under the Plan shall be conclusive and binding upon the Company and the Optionee.

         6/7                                             Exhibit 10.4

  SECTION 15.  DEFINITION OF SUBSIDIARY.

  The term "subsidiary" as used in the Agreement means any corporation of which , at the time of reference, 50% or more of the shares entitled to vote generally in an election of directors are owned directly or indirectly by the Company or any subsidiary.

  SECTION 16.  DEFINITION OF COMMON STOCK.

  The term "common Stock" as used in this Agreement means the shares of the common stock of the Company as constituted on the date of this Agrement and any other shares into which such common stock shall thereafter be changed by reason of recapitalization, merger, consolidation, split-up, combination, exchange of shares or the like. Shares of stock that shall be transferable pursuant to the option shall be authorized and unissued or treasury shares of the Company's Common Stock.

  SECTION 17.  PLAN PROVISIONS TO PREVAIL.

  This Agreement shall be subject to all of the terms and provisions of the Plan. Without limiting generality of the foregoing, by entering into this Agreement the Optionee agrees that no member of the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any award thereunder or this Agreement. In the event there is any inconsistency between the provision of this Agreement and the Plan, the provisions of the Plan shall govern.

  SECTION 18.  SECTION HEADINGS.

  The Section headings contained herein are for the purposed of convenience only and are not intended to define or limit the contents of said Sections.

  SECTION 19.  NOTICES.

  Any notice to be given to the Company hereunder shall be in writing and shall be addressed to CVD Equipment Corporation, 1860 Smithtown Avenue, Ronkonkoma, NY 11779 or at such other address as the Company may hereafter designate to the Optionee by notice as provided herein. Any notice to be given to the Optionee hereunder shall be addressed to the Optionee at the address set forth beneath his signature hereto, or at such other address as the Optionee may hereafter designate to the Company by notice as provided herein. Notices hereunder shall be deemed to hav been duly given when personally delivered or mailed by registered or certified mail to the party entitled to receive the same.


  SECTION 20.  SUCCESSORS AND ASSIGNS.

  This Agreement shall be binding upon and inure to the benefit of the parties hereto and the successors and assigns of the Company and, to the extent set forth in Section 6, the heirs and personal representatives of the Optionee.

         7/7                                             Exhibit 10.4

  SECTION 21.  OTHER PAYMENTS OR AWARDS.

  Nothing contained in this Agreement shall be deemed in any way to limit or restrict the Company or any subsidiary from making any award or payment to the Optionee under any other plan, arrangement or understanding, whether now existing or hereafter in effect.

  SECTION 22.  OPTION NONQUALIFIED.

  The option granted hereby is intended to be a non-qualified option subject to the provisions of Section 83 of the Internal Revenue Code of 1954 (or corresponding provisions of subsequent law), and is intended not to qualify for statutory, qualified, restricted, or incentive stock option treatment under current and/or pending law, or for any similar special tax treatment under subsequent law. The Optionee hereby consents to any modification of this Agreement which the Company may hereafter adopt in order to ensure such treatment as a nonqualified option; provided, that except as this Agreement or the Plan may otherwise permit, any such modification shall not (a) reduce the number of shares subject to the option granted hereby, (b) increase the option exercise price or (c) shorten the period within which the option may be exercised.

  IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date and year first above written.


  KEY EMPLOYEE:

  ADDRESS:

  KEY EMPLOYEE SIGNATURE:  __________________________

  BY ___________________________ Leonard A. Rosenbaum, President

                                                                Exhibit 21.1

                              SUBSIDIARIES

CVD Materials Corporation, a New York corporation, is a wholly owned subsidiary of CVD Equipment Corporation.

                                                                Exhibit 23.1


       CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in the Registration Statement of CVD Equipment Corporation on Form S-8, pertaining to the 2001 Stock Option Plan of CVD Equipment Corporation, of our report dated March 9, 2007, relating to the consolidated financial statements of CVD Equipment Corporation included in the Annual Report on Form 10-KSB for the year ended December 31, 2006.


                                       MOORE STEPHENS, P.C.
                                       Certified Public Accountants

Cranford, New Jersey
March 19, 2007




                                                                Exhibit 31.1

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
3	Based upon my knowledge, the financial statements, and other financial
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
(b)	Intentionally omitted.
(c)	Evaluated the effectiveness of the registrant's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5.	The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
(a)	 All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and
(b)	 Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Dated: March 26, 2007 		/s/   Leonard A. Rosenbaum
					---------------------------------
					President, Chief Executive Office and Director

                                                                Exhibit 31.2
               Certification of Principal Financial Officer
          Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
3	Based upon my knowledge, the financial statements, and other financial
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
(b)	Intentionally omitted.
(c)	Evaluated the effectiveness of the registrant's disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
(a)	 All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data; and
(b)	 Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: March 26, 2007 		/s/   Glen R. Charles
					---------------------------
					Chief Financial Officer

                                                                Exhibit 32.1

               Certification of Principal Executive Officer
          Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



I, Leonard A. Rosenbaum, President and Chief Executive Officer of CVD Equipment Corporation, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge, the annual report on Form 10-KSB for the period ending December 31, 2006 of CVD Equipment Corporation (the "Form 10-KSB") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.


Dated: March 26, 2007	/s/   Leonard A. Rosenbaum
				Leonard A. Rosenbaum
			Chief Executive Officer
				(Principal Executive Officer)

                                                                Exhibit 32.2

               Certification of Principal Financial Officer
          Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002



I, Glen R. Charles, Chief Financial Officer of CVD Equipment Corporation, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge, the annual report on Form 10-KSB for the period ending December 31, 2006 of CVD Equipment Corporation (the "Form 10-KSB") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-KSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.


Dated: March 26, 2007	/s/   Glen R. Charles
				Glen R. Charles
			Chief Financial Officer
				(Principal Financial Officer)

              CVD EQUIPMENT CORPORATION AND SUBSIDIARY
             INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

			                    				                   Page No.

Report of Independent Registered Public Accounting Firm...........  F1

Financial Statements:

Consolidated Balance Sheets at December 31, 2006 and 2005.........  F2

Consolidated Statements of Operations for the years ended
   December 31, 2006 and 2005.....................................  F3

Consolidated Statements of Stockholders' Equity for the
   Years ended December 31, 2006 and 2005.........................  F4

Consolidated Statements of Cash Flows for the years ended
   December 31, 2006 and 2005.....................................  F5

Notes to Consolidated Financial Statements........................  F6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of CVD Equipment Corporation
	Ronkonkoma, New York

We have audited the accompanying consolidated balance sheets of CVD Equipment Corporation and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CVD Equipment Corporation and Subsidiary as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31 2006, in conformity with accounting principles generally accepted in the United States of America.



				            				MOORE STEPHENS, P.C.
							            	Certified Public Accountants.


Cranford, New Jersey
March 9, 2007

                                 CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
                                        Consolidated Balance Sheets
                                        December 31, 2006 and 2005



                                                                          2006                 2005
                                                                     -------------        -------------
  ASSETS
  Current Assets
       Cash and cash equivalents                                     $    257,341         $    265,454
       Accounts receivable, net                                         2,377,069            1,893,665
       Investments                                                        251,130                   -
       Cost and estimated earnings in excess of billings
          on uncompleted contracts                                        716,663              595,067
       Inventories                                                      2,704,506            2,067,255
       Other current assets                                               118,300               49,597
                                                                     -------------        -------------

       Total Current Assets                                             6,425,009            4,871,038

  Property, plant and equipment, net                                    4,778,807            5,090,536

  Deferred income taxes - non-current                                     899,904              241,988

  Other assets                                                            708,114              610,304

  Intangible assets, net                                                  105,775               96,141
                                                                     -------------        -------------
       Total Assets                                                  $ 12,917,609         $ 10,910,007
                                                                     =============        =============


  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
       Current maturities of long-term debt                          $    223,653         $    217,204
       Short-term notes payable                                           210,000              100,000
       Short-term debt                                                      2,109                   -
       Accounts payable                                                   640,771              639,619
       Accrued expenses                                                   686,771              642,115
       Accrued professional fees - related party                           35,000               35,260
       Customer deposits                                                       -                    -
       Deferred revenue                                                   212,250              114,140
       Deferred tax liability-current                                     263,396                   -
                                                                     -------------        -------------

       Total Current Liabilities                                        2,273,950            1,748,338
  Long-term Debt, net of current portion                                2,776,801            2,923,424
  Deferred tax liability-long-term                                        666,948                   -
                                                                     -------------        -------------
       Total Liabilities                                                5,717,699            4,671,762
                                                                     -------------        -------------

  Commitments and Contingencies                                                -                    -

  Stockholders' Equity:
       Common stock - $0.01 par value -10,000,000 shares authorized;
       issued & outstanding, 3,250,500 shares at December 31, 2006
       and 3,127,800 shares at December 31, 2005                           32,505               31,278
       Additional paid-in capital                                       3,405,474            3,049,362
       Retained earnings                                                3,761,931            3,157,605
                                                                     -------------        -------------
       Total Stockholders' Equity                                       7,199,910            6,238,245
                                                                     -------------        -------------

       Total Liabilities and Stockholders' Equity                    $ 12,917,609         $ 10,910,007
                                                                     =============        =============



    See Notes to Consolidated Financial Statements

                                 CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
                                   Consolidated Statements of Operations
                                  Years ended December 31, 2006 and 2005



                                                                          2006                 2005
                                                                     -------------        -------------
  Revenue                                                            $ 13,355,778         $ 11,225,316

  Costs of revenue                                                      8,671,839            7,355,679

  Gross profit                                                          4,683,939            3,869,637
                                                                     -------------        -------------

  Operating expenses
       Selling and shipping                                               756,122              716,377
       General and administrative                                       2,899,702            2,495,432
       Related party - professional fees                                   25,000               35,260
                                                                     -------------        -------------

  Total operating expenses                                              3,680,824            3,247,069

  Operating income                                                      1,003,115              622,568
                                                                     -------------        -------------

  Other income (expense)
       Interest income                                                        866                  763
       Interest expense                                                  (223,509)            (219,255)
       Other income                                                       116,441               51,405
                                                                     -------------        -------------
  Total other (expense), net                                             (106,202)            (167,087)
                                                                     -------------        -------------

  Income before income tax                                                896,913              455,481
  Income tax (expense)                                                   (292,587)             (64,570)
                                                                     -------------        -------------

  Net income                                                         $    604,326         $    390,911
                                                                     =============        =============



  Basic earnings per common share                                    $      0.19          $      0.13
  Diluted earnings per common share                                  $      0.19          $      0.12

  Weighted average common shares outstanding
  basic earnings per share                                              3,169,177            3,097,698

  Weighted average common shares outstanding
  diluted earnings per share                                            3,263,533            3,220,097


    See Notes to Consolidated Financial Statements

                                  CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                              Consolidated Statements of Stockholders' Equity
                                   Years ended December 31, 2006 and 2005

                                                                     Additional                             Total
                                            Common Stock               Paid -In        Retained      Stockholders'
                                         Shares         Amount          Capital        Earnings            Equity
                                    --------------  --------------  --------------  --------------  --------------
  Balance - December 31, 2004          3,039,100     $    30,391     $ 2,902,149     $ 2,766,694     $ 5,699,234

  Exercise of stock options               88,700             887         147,213                         148,100

  Net Income                                                                             390,911         390,911
                                    --------------  --------------  --------------  --------------  --------------
  Balance - December 31, 2005          3,127,800     $    31,278     $ 3,049,362     $ 3,157,605     $ 6,238,245

  Exercise of stock options              122,700           1,227         186,848                         188,075

  Stock based compensation expense                                       169,264                         169,264

  Net Income                                                                             604,326         604,326
                                    --------------  --------------  --------------  --------------  --------------
  Balance - December 31, 2006          3,250,500     $    32,505     $ 3,405,474     $ 3,761,931     $ 7,199,910


  The accompanying notes are an integral part of the consolidated financial statements

                                 CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
                                   Consolidated Statements of Cash Flows
                                  Years ended December 31, 2006 and 2005


                                                                         2006                 2005
                                                                     -------------        -------------
  Cash flows from operating activities:
       Net income                                                    $    604,326         $    390,911
       Adjustments to reconcile net income
       to net cash provided by (used in) operating activities:
       Depreciation and amortization                                      358,050              350,143
       Stock based compensation expense                                   169,264                   -
       Deferred tax provision                                             272,428               58,755
       Bad debt provision                                                  (1,380)             (15,131)
       Changes in operating assets and liabilities
       Accounts receivable                                               (482,024)             496,723
       Investments                                                       (251,130)
       Cost in excess of billings on uncompleted contracts               (121,596)             515,295
       Inventory                                                         (552,354)            (243,802)
       Other current assets                                               (68,703)              61,146
        Accounts payable                                                   11,152              (86,087)
        Accrued expenses                                                  132,508              165,445
        Customer Deposits                                                      -              (298,152)
        Billing in excess of costs on uncompleted contracts                    -                    -
                                                                     -------------        -------------
  Net cash provided by operating activities                                70,541            1,395,246
                                                                     -------------        -------------

  Cash flows from investing activities:
       Capital expenditures                                              (224,903)            (485,961)
       Deposits                                                           (13,762)                  -
                                                                     -------------        -------------
  Net cash used in investing activities                                  (238,665)            (485,961)
                                                                     -------------        -------------

  Cash flows from financing activities
       Proceeds of short-term borrowings                                1,690,309              685,000
       Payments of short-term borrowings                               (1,578,199)          (1,435,000)
       Proceeds of long-term debt                                          90,000                   -
       Payments of long-term debt                                        (230,174)            (213,394)
       Net proceeds from stock options exercised                          188,075              148,100
                                                                     -------------        -------------
  Net cash provided by (used in)  financing activities                    160,011             (815,294)
                                                                     -------------        -------------

  Net (decrease) increase in cash and cash equivalents                     (8,113)              93,991

  Cash and cash equivalents at beginning of year                          265,454              171,463
                                                                     -------------        -------------

  Cash and cash equivalents at end of year                           $    257,341         $    265,454
                                                                     =============        =============



    See Notes to Consolidated Financial Statements

                                      F-6

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

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

  Note 2 - Summary of Significant Accounting Policies

  Principles of Consolidation

  The consolidated financial statements include the accounts of CVD Equipment Corporation and its wholly owned subsidiary. In December 1998, a subsidiary, Stainless Design Concepts, Ltd., was formed as a New York Corporation. In April 1999, this subsidiary was merged into CVD Equipment Corporation. The Company has one inactive subsidiary, CVD Materials Corporation as of December 31, 2006 and 2005. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as revenues on long-term contracts recognized on the percentage-of-completion method, allowances for doubtful accounts, depreciation and amortization, tax provisions and product warranties.

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

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

  The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

  The liability, "Billings in excess of costs on uncompleted contracts," represents amounts billed in excess of revenues earned.

  Investments

  Investments in unconsolidated companies in which the Company owns less then a 20% interest or otherwise does not exercise a significant influence are carried at cost.

  Inventories

  Inventories are valued at the lower of cost (determined on the first-in, first-out method) or market.

  Reclassifications

  Certain items have been reclassified in the 2005 financial statements to conform to the 2006 presentation. These reclassifications have no effect on the net income previously reported.

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

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

                                                  Estimated
                                                  Useful Life
                                                ---------------
          Buildings                                  39 years
          Building improvements                    5-39 years
          Machinery and equipment                     8 years
          Capitalized labor and overhead              3 years

                                                  Estimated
                                                  Useful Life
                                                ---------------

          Furniture and fixtures                     8 years
                  Computer equipment                 5 years
                  Transportation equipment           3 years

  Software Capitalization

  The Company follows Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs totaled $123,115 and $252,483 for the years ended December 31, 2006 and 2005 respectively and are included in Other Assets. All software is amortized straight-line over its useful life of three years. Amortization expense related to software totaled $37,194 and $47,446 for the years ended December 31, 2006 and 2005, respectively.

  Intangible Assets

  The cost of intangible assets is being amortized on a straight-line basis over their useful lives ranging from 5 to 15 years. Amortization expense recorded by the Company in 2006 and 2005 totaled $18,027 and $13,416 respectively.

  Bad Debts

  Accounts receivables are presented net of an allowance for doubtful accounts of $7,217 and $8,597 as of December 31, 2006 and 2005, respectively. The allowance is based on prior experience and management's evaluation of the collectibility of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in economic and customer conditions.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

  Product Warranty

  The Company records warranty costs as incurred and does not provide for possible future costs. Management estimates such costs not to be material based on prior experience. However, it is reasonably possible that this estimate may change in the future.

  Advertising Costs

  The company expenses advertising and trade show costs which are not expected to benefit future periods. These expenses which are included in selling and shipping expenses were $57,508 and $53,492 in 2006 and 2005, respectively.

  Earnings Per Share

  Basic net earnings per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during each period. Diluted earnings per share reflects the dilutive effect of the assumed exercise of options. Items which may dilute earnings per share in future periods are disclosed in Note 13.

  Cash and Cash Equivalents

  The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.

  Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain stability and liquidity. The Company sells products and services to various companies across several industries in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses. Generally, the Company does not require collateral or other security to support trade receivables. See Note 15 for concentration details.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005



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

  Shipping and Handling

  It is the Company's policy to include freight in total sales. The amount included in sales was $34,214 and $33,540 for the years ended December 31, 2006 and 2005, respectively. Included in selling and shipping is $98,138 and $87,844 for shipping and handling costs for 2006 and 2005, respectively.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

  Recently Issued Accounting Standards

  In February 2006, the Financial Accounting Standards Boards ("FASB") issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB No. 133, Accounting for Derivative Instruments and Hedging Activities, and FASB No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB No. 155 provides the framework for fair value re-measurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, as well as establishing a requirement to evaluate interests in securitized financial assts to identify interests. FASB No. 155 further amends FASB No. 140 to eliminate the prohibition on a qualifying special purpose entity's holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The guidance in FASB No.155 also clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB No. 133 and which concentrations of credit risk in the form of subordination are not embedded derivatives. This Statement is effective for financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. FASB No. 155 is not expected to have a material impact on the Company's consolidated financial statements.

  In March 2006, FASB issued Statement No. 156 ("FASB No. 156"), Accounting for the Servicing of Financial Assets, an amendment of FASB Statement No.
  140. FASB No. 156 requires the recognition of a servicing asset or servicing liability under certain circumstances when an obligation to service a financial asset occurs by entering into a service contract.
  FASB No.156 also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value utilizing the amortization method or the fair market value method. FASB No. 156 is effective at the beginning of the first fiscal year that begins after September 15, 2006. FASB No. 156 is not expected to have a material effect on the Company's consolidated financial statements.

  In June 2006, FASB issued Interpretation No. 48, Accounting for
  Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for the uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FASB Interpretation No. 48 is not expected to have a material impact on the Company's consolidated financial statements.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

  In September 2006, FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The other accounting pronouncements affected include Statements No. 107, Disclosures about Fair Value of Financial Instruments; No. 115, Accounting for Certain Investments; No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations; No. 133, Accounting for Derivative Instruments and Hedging Activities. Statement No. 157 is effective for financial statements issued for fiscal years after November 15, 2007 and interim periods within those fiscal years. Statement No. 157 is not expected to have a material impact on the Company's consolidated financial statements.

  In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides guidance on the consideration of the effects of prior year misstatements when quantifying misstatements in current year financial statements. SAB 108 recommends using both the "rollover" and "iron curtain" approaches when quantifying misstatements from prior years to determine materiality. If the misstatement in the current year financial statements is material after the application of both the "rollover" and "iron curtain"

  approaches, the prior year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. If the cut-off error that existed in the prior year was not discovered until the current year, a separate analysis of the prior year (and any other prior year in which previously undiscovered errors existed) would need to be performed to determine whether such prior year financial statements were materially misstated.
  If a material misstatement did occur, then the prior year financial statements would need to be restated. SAB 108 is effective for fiscal years ended after November 15, 2006. SAB 108 is not expected to have a material impact on the Company's consolidated financial statements.

  In February 2007, FASB issued Statement No. 159 ("FASB 159"), The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. The fair value option established by this statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The measurement option is applied to:

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

  1. Recognized financial assets and financial liabilities except for:

       a. An investment in a subsidiary that the entity is required to consolidate

       b. An interest in a variable interest entity that the entity is required to consolidate

       c. Employees' and plans' obligations for pension benefits, other postretirement benefits, post-employment benefits, employee stock option and stock purchase plans, and other forms of deferred compensation arrangements.

       d. Financial assets and financial liabilities recognized under leases as defined in FASB Statement No. 13, Accounting for Leases.

       e. Deposit liabilities, withdrawable on demand, of banks, savings and loan associates, credit unions, and other similar depository institutions.

       f. Financial instruments that are in whole, or in part, classified by the user as a component of shareholders' equity.

  2. Firm commitments that would otherwise not be recognized at inception and that involve only financial instruments.

  3. Nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services.

  4. Host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument.

  The fair value option:

  1. May be applied instrument by instrument, with a few exceptions, such as investments other wise accounted for by the equity method

  2. Is irrevocable (unless a new election date occurs)

  3. Is applied only to entire instruments and not to portions of instruments

  The Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. FASB 159 is not expected to have a material impact on the Company's consolidated financial statements.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

  Note 3 - Supplemental Cash Flow Information

  During 2006, certain assets in property, plant and equipment, with a net book value of $84,897 were reclassified into inventory. Options to purchase 10,000 common shares were issued to an employee. The option price for all options granted was equal to or greater than the fair market value per share on the date the option was granted and no compensation cost was recognized.

  During 2005, options to purchase 176,500 common shares were issued to certain employees and members of the board of directors. The option price for all options granted in 2005 was equal to or greater than the fair market value per share on the date the option was granted and no compensation cost was recognized.

                                                    2006           2005
                                                ------------   ------------
  Cash paid during the year for:
      Income taxes, net of refunds              $   10,047      $   4,509
      Interest                                     222,861        212,547

  Note 4 - Investments

  The Company sold equipment to a Customer for a purchase price of one hundred four thousand, four hundred eighty two (104,482) shares of common stock, par value $.001 per share. Between July 19, 2007 and July 31, 2007, the Company has the option to demand that the Customer make cash payment i.e.: two hundred fifty-one thousand, one hundred thirty 00/100 U.S. dollars ($251,130) for the equipment, the amount that would have been required had the Customer made cash payment for the equipment on July 19, 2006 in exchange for the return of said stock. The Customer's obligation to make such payment pursuant to the terms of the option is secured by a perfected lien upon the subject equipment and the Company's right to execute upon the aforesaid common stock. In the event the Customer does not make full payment, the Company has also reserved the right to maintain plenary proceedings against the Customer for the purpose of recovering such sums as may be due as well as the right to obtain a deficiency judgment in the event that the collateral in the equipment and stock is insufficient to discharge said obligation.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

  Note 5 - Uncompleted Contracts

  Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:
                                                    2006           2005
                                                ------------   ------------
  Costs incurred on uncompleted contracts       $ 1,509,672    $   961,735
          Estimated earnings                      2,015,836        901,390
                                                ------------   ------------
                                                  3,525,508      1,863,125

          Billings to date                       (2,808,845)    (1,268,058)
                                                ------------   ------------
                                                $   716,663    $   595,067
                                                ============   ============

                                                    2006           2005
                                                ------------   ------------
  Included in accompanying balance sheets
     Under the following captions:

     Costs and estimated earnings in excess
         of billings on uncompleted contracts   $   716,663    $   595,067
     Billings in excess of costs and estimated
         earnings on uncompleted contracts            ---            ---
                                                ------------   ------------
                                                $   716,663    $   595,067
                                                ============   ============

  Note 6 - Inventory

                                                       December 31,
                                                     2006         2005
                                                ------------   ------------
  Raw materials                                 $   860,085    $   849,355
  Work-in-process                                 1,515,460        854,115
  Finished goods                                    328,961        363,785
                                                ------------   ------------
                                                $ 2,704,506    $ 2,067,255
                                                ============   ============

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

  Note 7 - Property, Plant and Equipment

  Major classes of property, plant and equipment consist of the following:
                                                     2006         2005
                                                ------------   ------------
  Land                                          $   760,000    $   760,000
  Buildings                                       2,815,839      2,815,839
  Building improvements                           1,398,054      1,394,976
  Machinery and equipment                         1,379,656      1,347,842
  Capitalized labor and overhead                    216,602        216,602
  Furniture and fixtures                            236,419        226,022
  Computer equipment                                250,419        221,635
  Transportation equipment                           74,709         74,709
  Demo equipment                                       -            42,776
  Lab equipment                                        -            42,121
                                                ------------   ------------
          Totals at Cost                          7,131,698      7,142,487
  Accumulated depreciation and amortization      (2,352,910)    (2,051,951)
                                                ------------   ------------
                                                $ 4,778,788    $ 5,090,536
                                                ------------   ------------
  Depreciation and amortization expense         $   300,924    $   287,404
                                                ============   ============

  During 2006, certain assets in property, plant and equipment, with a net book value of $84,897 were reclassified into inventory.

  Note 8 - Intangible Assets

  Intangible assets are summarized as follows:
  December 31, 2006
  -----------------
                         Weighted Average              Accumulated   Net of Accumulated
  Intangible Asset       Amortization Period    Cost   Amortization  Amortization
  ---------------------- --------------------------------------------------------------
  Licensing Agreement             5            10,000     10,000              0
  Patents & Copyrights           14            32,019     16,924         15,095
  Intellectual Property          15           100,000     36,669         63,331
  Certifications                  3            27,661      4,610         23,051
  Other                           5            21,492     17,194          4,298
                                          ---------------------------------------------
            Totals               11           191,172     85,397        105,775

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

  December 31, 2005
  -----------------
                         Weighted Average              Accumulated   Net of Accumulated
  Intangible Asset       Amortization Period    Cost   Amortization  Amortization
  ---------------------- --------------------------------------------------------------
  Licensing Agreement             5            10,000     10,000              0
  Patents & Copyrights           14            32,019     14,472         17,547
  Intellectual Property          15           100,000     30,002         69,998
  Other                           5            21,492     12,896          8,596
                                          ---------------------------------------------
            Totals               13           163,511     67,370         96,141

  The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2006 is as follows:

  Year Ended
  December 31,
  2007                                            $   22,638
  2008                                                18,339
  2009                                                12,229
  2010                                                 7,619
  2011                                                 7,619
  Thereafter                                          37,331
                                                  -----------
     Total                                        $  105,775
                                                  ===========

  Note 9 - Financing Arrangements

  The Company has a line of credit with a bank which allows the Company to borrow up to $1,250,000 until June 1, 2007. Interest is payable on any unpaid principal balance at the bank's prime rate plus _ of 1%. The balances outstanding on this facility as of December 31, 2006 and 2005 were $210,000 and $100,000, respectively. The prime rate was 8.25% and 7.25% at December 31, 2006 and 2005 respectively. The weighted average interest rate on the Company's short-term borrowings for 2006 and 2005 was 7.96% and 6.19% respectively.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

  Note 10 - Long-term Debt

  Long-term debt consists of the following:
                                                                  2006             2005
                                                             --------------   --------------
  KIDCO REALTY CORP.
       $900,000 purchase money mortgage secured by
       real property, building and improvements in
       Saugerties, New York; payable in equal monthly
       installments of $5,988 including interest at 7%
       per annum; entire principal comes due in
       May 2009.                                             $    810,508     $    825,068

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
                                                                2,075,148        2,220,402

  NORTH FORK BANK
       Sixty month installment note; payable in
       monthly installments of $4,922, including
       interest at 7.74% per annum; final payment
       due August 2007; collateralized by
       equipment costing $244,239.
                                                                   37,768           90,900

  NORTH FORK BANK
       Sixty month installment note, payable
       in monthly installments of $1,776, including
       interest at 6.75% per annum; final payment due
       January 2011, collateralized by equipment
       costing $90,000.                                            77,030             ---


                                      F-19

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

                                                                  2006             2005
                                                             --------------   --------------
  KEY EQUIPMENT FINANCE
       Twenty-four month installment note, payable
       in monthly installments if $1,123, including
       interest at 1.9% per annum; final payment due
       May 2006, collateralized by software
       costing $26,460.
                                                                     ---             4,258
                                                             --------------   --------------
                                                                3,000,454        3,140,628
       Less: Current maturities                                   223,653          217,204
                                                             --------------   --------------
                                                             $  2,776,801     $  2,923,424
                                                             ==============   ==============

  Future maturities of long-term debt as follows:
          Year ended December 31, 2007                $   223,653
          Year ended December 31, 2008                    197,123
          Year ended December 31, 2009                    969,252
          Year ended December 31, 2010                    202,446
          Year ended December 31, 2011                    196,184
                                     Thereafter         1,211,796
                                                      ------------
                                                      $ 3,000,454
                                                      ============

  Note 11 - Earnings per Share

  The calculation of basic and diluted weighted average common shares outstanding is as follows:

                                                     2006         2005
                                                ------------   ------------
  Weighted average common shares outstanding
  basic earnings per share                         3,169,177      3,097,698

  Effect of potential common share issuance:
          Stock options                               94,356        122,399
                                                ------------   ------------
  Weighted average common shares outstanding
  Diluted earnings per share                       3,263,533      3,220,097
                                                ============   ============


                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

  Outstanding options to purchase 117,500 and 136,000 shares at December 31, 2006 and December 31, 2005, respectively, were not included in the earnings per share calculation, because the exercise price was higher than the market price.

  Note 12 - Income Taxes

  The provision (benefit) for income taxes includes the following:

                                                     2006         2005
                                                ------------   ------------
          Current:
              Federal                           $    18,437    $      ---
              State                                   1,722          5,815
                                                ------------   ------------
                  Total Current Provision            20,159          5,815
          Deferred:
              Federal                               223,888         81,305
              State                                  48,540        (22,550)
                                                ------------   ------------
                  Total Deferred Provision          272,428         58,755
                                                ------------   ------------
                                                $   292,587    $    64,570
                                                ============   ============

  The Company has New York State investment tax credit carryforwards of approximately $263,000 that may be offset against future state tax liabilities through the year 2019 and other state tax credits totaling approximately $327,000 which may be carried forward indefinitely. The Company accounts for investment tax credits primarily by the flow-through method.

  As of December 31, 2006, the Company had federal and state net operating loss (NOL's) carryforwards totaling approximately $40,000 and $277,000, respectively. These NOL's were incurred in the 2003 tax year and may be used to offset taxable income in future periods through 2023. Current federal and state income tax expenses are net of tax benefits from net operating loss carry forwards of approximately $163,000 and $143,000 respectively.

  The difference between the provision for income taxes at the Company's effective income tax rate and the federal statutory rate of 34% is as follows:

                                                     2006         2005
                                                ------------   ------------

          Statutory rate                           34%            34%
          State taxes, net of federal benefits      7%             5%
          Benefit of federal and state
          net operating loss carryforwards        ( 6%)          (23%)
          Investment and other tax credits        ( 2%)          ( 2%)
                                                ------------   ------------
                                          Totals   33%            14%

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

  The tax effects of temporary differences giving rise to significant portions of deferred taxes are as follows:

                                                     2006         2005
                                                ------------   ------------

          Allowance for doubtful accounts       $     2,834    $     3,377
          Inventory capitalization                  103,435         76,330
          Deferred revenue                         (791,821)      (354,066)
          Net operating loss                         34,600         26,790
          Depreciation and amortization            (173,123)      (225,141)
          Investment and other tax credits          589,768        588,908
              Compensation costs                     66,487           --
              Vacation Accrual                      129,720        118,130
              Other                                   7,660          7,660
                                                ------------   ------------
           Net deferred tax (liability) asset   $   (30,440)   $   241,988
                                                ============   ============

  Management believes the deferred tax asset will more likely than not be realized. In assessing the likelihood of realization, management considers estimates of future taxable income. However, it is at least reasonably possible that management's estimate of future realization may change in future periods.

  Note 13 - Stock Option Plans

  On June 15, 1989 the Company instituted a non-qualified stock option plan (the "Plan"). In connection therewith, 700,000 shares of the Company's common stock are reserved for issuance pursuant to options that may be granted under the Plan through June 30, 2009. On June 3, 1996, the Company issued 84,000 options which expire ten years from the date of grant. None of these options were exercisable until June 3, 1999. The option price was less than the fair market value per share on the date the 1996 options were granted. On April 15, 1998, 140,000 options were granted to employees under this plan. Options granted in 1998 vest straight-line over a four-year period following the date of grant and expire five years after the date of grant. On July 16, 1999, 52,500 options were granted to employees under this Plan. Options granted in 1999 vest incrementally over four-year periods following the date of grant and expire seven years after the date of grant. On February 2, 2000, 242,000 options were granted to employees under this plan.
  On May 7, 2000 and August 8, 2000, a total of 80,000 options were granted to employees. On October 26, 2000, 3,500 options were granted to employees. All options vest over a four-year period. All options granted in 2000 expire seven years after the date of grant. The option price

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

  for options granted in 1999 and 2000 is an amount per share of not less than the fair market value per share on the date the option is granted. On April 1, 2003, the Company granted 12,500 options to employees under this plan which expire April 1, 2008, and on September 23, 2003 granted 75,000 options to directors which expire on September 23, 2010. On June 17, 2005 and August 4, 2005, 56,500 and 15,000 options respectively, were granted to employees under this plan, which expire on June 16, 2012 and August 3, 2012. All of these options vest equally over a four-year period. On September 13, 2005 105,000 options were granted to directors which vest over three years and expire on September 12, 2012. On June 22, 2006 10,000 options which vest equally over a four-year period were granted to an employee under the plan which expires on June 21, 2013.

  In November 2006, the Company registered a non-qualified stock option plan that the shareholders had approved in July 2001, covering key employees, officers, directors and other persons that may be considered as service providers to the Company. Options will be awarded by the Board of Directors or by a committee appointed by the board. Under the plan, an aggregate of 300,000 shares of Company common stock, $.01 par value, are reserved for issuance or transfer upon the exercise of options which are granted. Unless otherwise provided in the option agreement, options granted under the plan shall become exercisable in 25% installments commencing one year from the anniversary date of the grant.

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

  A summary of stock option activity related to the Company's Plan is as follows:

                                   Beginning     Granted      Exercised     Canceled      Ending
                                    Balance      During        During        During       Balance
                                  Outstanding    Period        Period        Period       Outstanding   Exercisable
                                 ------------  ------------  ------------  ------------  ------------  ------------
  Year ended December 31, 2005
  Number of shares                   355,400       176,500        88,700           -0-       443,200       276,700
  Weighted average exercise price
  Per share                        $    1.69     $    3.42     $    1.67     $     -0-     $    2.39     $    2.03
  Year ended December 31, 2006
  Number of shares                   443,200        10,000       122,700         7,500       323,000       196,875
  Weighted average exercise price
   per share                       $    2.39     $    3.00     $    1.53     $    2.26     $    2.73     $    2.30

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

  The following table summarizes information about the options at December 31, 2006.

                                  Options Outstanding                Options Exercisable
                    ------------------------------------------   ---------------------------
                                     Weighted
                                     Average      Weighted                        Weighted
                                    Remaining     Average                         Average
       Exercise        Number      Contractual    Exercise        Number          Exercise
      Price Range    Outstanding      Life        Price           Exercisable     Price
    --------------  -------------  -------------  ------------   -------------  ------------
     $1.25 - $1.50     55,000       3.74 years        $  1.40         55,000        $  1.40
     $1.51 - $1.75     48,000        .09 years        $  1.75         48,000        $  1.75
     $2.00 - $2.75     76,500       3.55 years        $  2.16         41,625        $  2.07
     $3.00 - $3.25     28,500       5.31 years        $  3.07          7,250        $  3.16
     $3.75 - $4.00     10,000       1.25 years        $  3.88         10,000        $  3.88
     $4.00 - $4.25    105,000       5.70 years        $  4.10         35,000        $  4.10

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

  The intrinsic value of the 122,700 and 88,700 options exercised during the years ended December 31, 2006 and 2005, was $188,075 and $148,100 respectively.

  During the current period ended December 31, 2006 the Company recorded into selling and general administrative expense approximately $169,000, for the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

  During the period ended December 31, 2005 had the cost of employee services received in exchange for equity instruments been recognized based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been impacted as shown in the following table.

  The weighted average grant date fair value of options granted during 2005 was $3.42.

                                                            2005
                                                       --------------
          Net income as reported                       $    390,911

          Add: Stock-based employee compensation
          expense included in reported net income,
          net of related tax effects                            -0-


          Deduct: Total stock-based employee
          compensation expense determined under
          fair value based method for all awards, net
          of related tax effects                       $    (92,284)
                                                       --------------
          Pro-forma net income (loss)                  $    298,627
                                                       ==============

  Earnings per share:                                       2005
                                                       --------------

               Basic-as reported                           $ .13
                                                           -----
               Basic-pro form                              $ .10
                                                           -----

               Diluted -as reported                        $ .12
                                                           -----
               Diluted -pro forma                          $ .09
                                                           -----

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

                      Risk-Free                     Expected      Expected
  Year Ended          Interest Rate  Expected Life  Volatility    Dividends
  ------------------  -------------  -------------  -----------  ----------
  December 31, 2006          2.5%       3.9 Years      126.54%      None
  December 31, 2005          2.5%       5.7  Years     126.54%      None

                                      F-25

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005


  Note 14 - Defined Contribution Plan

  On August 1, 1998, the Company adopted a 401(k) Plan for the benefit of all eligible employees. All employees as of the effective date of the 401(k) Plan became eligible. An employee who became employed after August 1, 1998, would become a participant after three months of continuous service.

  Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are optional. During the years ended December 31, 2006 and 2005 the Company incurred administrative costs totaling $2,394 and $1,805 respectively. No employer contribution has been made for 2006 and 2005.

  Note 15 - Concentration of Credit Risk

  Cash

  The Company places most of its temporary cash investments with two financial institutions. Balances may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at December 31, 2006 and at December 31, 2005 was approximately $257,000 and $283,000 respectively. The Company has not experienced any loss to date as a result of this policy.

  Significant Customers

  The Company's sales encompass markets wherein the demands of any one customer may vary greatly due to changes in technology. In 2006, one customer, from the CVD division, represented $1,204,000 or 9% of our total revenues and approximately $281,000 or 11% of our total billed and unbilled receivables at December 31, 2006. In 2005, one customer, from the Conceptronic division represented approximately $1,347,000 or 12% of the Company's total revenue for that year and $417,000 or 22% of the Company's total billed and unbilled receivables at December 31, 2005. One other customer from the CVD division represented approximately $284,000 or 15% of the total billed and unbilled receivables at December 31, 2005

  Export Sales

  Export sales to unaffiliated customers represented approximately 31% and 29% of sales for the years ended December 31, 2006 and 2005, respectively, Export sales in 2006 were primarily to customers in Europe and Asia . In 2005 export sales were primarily to customers in Asia. All contracts are denominated in U.S. dollars. The Company does not enter into any foreign exchange contracts.

                                      F-26

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

  Note 16 - Related Party Transactions

  The general counsel for the Company is also a director. The Company incurred legal fees for his professional services of approximately $25,000 and $35,000 for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006 and 2005, the Company owed the general counsel approximately $35,000 and $35,000 respectively.

  Note 17 - Other Income

  Other income for the year ended December 31, 2006 was approximately $116,000. In 2004, the Company wrote off a sale to a customer that filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. In 2006, the liquidating trust distributed $92,400 to the Company, which represented 33% of the claim.

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

  The following table presents certain information regarding the Company's segments as of December 31, 2006 and for the year then ended:

                                  CVD             SDC         Conceptronic    Eliminations    Consolidated
                             --------------  --------------  --------------  ------------------------------
  Assets                     $ 11,946,392    $  2,364,017    $  2,693,397    $ (4,086,197)   $ 12,917,609
                             ==============  ==============  ==============  ==============  ==============

  Revenue                    $  6,902,521    $  3,650,190    $  3,386,998    $   (583,931)   $ 13,355,778
  Interest Income                     231             635             -0-                             866
  Interest Expense                 77,934          68,002          77,573                         223,509
  Depreciation and
  amortization                    214,254         119,574          24,222                         358,050
  Capital
     expenditures                 205,294          19,609             -0-                         224,903

  Pretax (loss) earnings        1,233,982         148,627        (485,696)                        896,913

                                      F-27

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2006 and 2005

  The following table presents certain information regarding the Company's segments as of December 31, 2005 and for the year then ended:

                                  CVD             SDC         Conceptronic    Eliminations    Consolidated
                             --------------  --------------  --------------  ------------------------------
  Assets                     $  9,736,996    $  2,060,657    $  2,741,119    $ (3,628,765)   $ 10,910,007
                             ==============  ==============  ==============  ==============  ==============

  Revenue                    $  4,589,205    $  3,033,751    $  4,611,452    $ (1,009,092)   $ 11,225,316
  Interest Income                     522             241             -0-                             763
  Interest Expense                 77,056          65,213          76,986                         219,255
  Depreciation and
  amortization                    201,481         124,195          24,467                         350,143
  Capital
     expenditures                 476,371           9,590             -0-                         485,961

  Pretax earnings (loss)          640,331        (165,301)        (19,549)                        455,481

  Note 19 - Commitments and Contingencies

  Legal Proceedings
  On September 24, 1999 the Company was named in a lawsuit. The nature of this legal proceeding focused on the intellectual property obtained during the purchase of assets of Stainless Design Corporation. On November 10, 1999, the Company responded with a counterclaim. It is the Company's legal counsels' belief that the lawsuit against the Company is without merit. The Company considers its potential exposure to be negligible and/or covered by insurance.
  In May 2002, the Company instituted a new action against Precisionflow Technologies, Inc., in the United States District for the Northern District of New York also seeking injunctive relief and monetary damages based upon additional copyright violations. A motion by Precisionflow Technologies, Inc. to dismiss this action has been pending since June 2002.