Form 10QSB
period 2007-03-31
CVD EQUIPMENT CORP
filed 2007-05-15
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ________________
                                 Form 10-QSB
  (Mark One)
        [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                 SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended March 31, 2007
        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934.
                 For the transition period from ____ to _____
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
  (Address including zip code of registrant's Principal Executive Offices)
                                (631) 981-7081
               (Issuer's Telephone Number, Including Area Code)
            Securities registered under Section 12(b) of the Act:
                                     None
            Securities registered under Section 12(g) of the Act:
                        Common Stock, Par value $0.01
                               (Title of class)
    Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
  (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
  for the past 90 days.  Yes [x]    No [ ]
    Indicate by check mark whether issuer is a large accelerated filer, an accelerated filer or a non-accelerated filer See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (check one)
  Large accelerated filer[ ] Accelerated filer[ ] Non-accelerated filer [x]

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,298,500 shares of Common Stock, $0.01 par value at May 8, 2007.
  ______________________________________________________________________

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARY

                                    Index


  Part I - Financial Information

       Item 1 - Financial Statements (Unaudited)

       Consolidated Balance Sheets at March 31, 2007 (Unaudited)
            and December 31, 2006                                      2

       Comparative Consolidated Statements of Operations (Unaudited)
            for the three months ended March 31, 2007 and 2006         3

       Comparative Consolidated Statements of Cash Flows (Unaudited)
            for the three months ended March 31, 2007 and 2006         4

       Notes to Unaudited Consolidated Financial Statements            5

       Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        9

       Item 3 - Controls and Procedures                               12

  Part II - Other Information                                         13
       Item 1 - Legal Proceedings                                     13
       Item 2 - Changes in Securities and Use of Proceeds             13
       Item 3 - Defaults Upon Senior Securities                       13
       Item 4 - Submission of Matters to a Vote of Security
            Holders                                                   13
       Item 5 - Other Information                                     13
       Item 6 - Exhibits and Reports Filed on Form 8-K                13

  Signatures                                                          14
  Exhibit Index                                                       15
  Certification of Chief Executive Officer                            16
  Certification of Chief Financial Officer                            17
  Certification of Chief Executive Officer pursuant to U.S.C.
       Section 1350                                                   18
  Certification of Chief Financial Officer pursuant to U.S.C.
       Section 1350                                                   19

                        PART 1 - FINANCIAL INFORMATION
                        Item 1 - Financial Statements

                  CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
                         Consolidated Balance Sheets


                                                                March 31, 2007
                                                                  (Unaudited)     December 31, 2006
                                                               ----------------   -----------------
  ASSETS
  Current Assets:
       Cash and cash equivalents                               $       72,502     $     257,341
       Accounts receivable, net                                     1,956,018         2,377,069
       Investments                                                    251,130           251,130
       Cost  in excess of billings on uncompleted contracts         1,285,618           716,663
       Inventories                                                  2,616,893         2,704,506
       Other current assets                                           107,760           118,300

                                                               ----------------   -----------------
      Total current assets                                          6,289,921         6,425,009

  Property, plant and equipment, net                                4,919,667         4,778,807
  Deferred income taxes - non-current                                 910,614           899,904
  Other assets                                                        664,631           708,114
  Intangible assets, net                                              100,116           105,775

                                                               ----------------   -----------------
                                                               $   12,884,949     $  12,917,609
                                                               ================   =================

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
       Current maturities of long-term debt                    $      236,710     $     223,653
       Short-term notes payable                                       205,000           210,000
       Short-term debt                                                    -               2,109
       Accounts payable                                               634,251           640,771
       Accrued expenses                                               650,151           686,771
       Accrued professional fees - related party                       10,000            35,000
       Deferred revenue                                                   -             212,250
       Deferred tax liability - current                               248,912           263,396
                                                               ----------------   -----------------
       Total current liabilities                                    1,985,024         2,273,950
  Long-term debt, net of current portion                            2,843,865         2,776,801
  Deferred tax liability - long-term                                  634,080           666,948
                                                               ----------------   -----------------
       Total liabilities                                            5,462,969         5,717,699
                                                               ----------------   -----------------

  Commitments and contingencies                                           -                 -

  Stockholders' Equity
       Common stock-$0.01par value-10,000,000 shares authorized;
       issued and outstanding, 3,298,500 shares at March 31, 2007
       and 3,250,500 at December 31, 2006                              32,985            32,505
       Additional paid-in capital                                   3,530,655         3,405,474
       Retained earnings                                            3,858,340         3,761,931
                                                               ----------------   -----------------
       Total Stockholders' Equity                                   7,421,980         7,199,910
                                                               ----------------   -----------------
                                                               ----------------   -----------------
       Total Liabilities and Stockholders' Equity              $   12,884,949     $  12,917,609
                                                               ================   =================




  The accompanying notes are an integral part of the consolidated financial statements.

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                    Consolidated Statements of Operations
                                 (Unaudited)



                                                                       Three Months Ended
                                                                            March 31,
                                                                     2007              2006
                                                                --------------    --------------
  Revenue:                                                      $   3,811,277     $   3,211,473

  Cost of Revenue                                                   2,555,330         2,141,376
                                                                --------------    --------------

  Gross profit                                                      1,255,947         1,070,097
                                                                --------------    --------------

  Operating expenses
       Selling and shipping                                           278,310           196,869
       General and administrative                                     763,226           718,209
       Related party - professional fees                               10,000               -
                                                                --------------    --------------
  Total operating expenses                                          1,051,536           915,078

  Operating income                                                    204,411           155,019
                                                                --------------    --------------

  Other income (expense)
       Interest income                                                     27                21
       Interest expense                                               (53,473)          (56,647)
       Other income                                                     5,094            75,469
                                                                --------------    --------------
  Total other income (expense)                                        (48,352)           18,843

  Income before income taxes                                          156,059           173,862

  Income tax provision                                                (59,650)          (60,915)
                                                                --------------    --------------

  Net income                                                    $      96,409     $     112,947
                                                                ==============    ==============

  Basic income per common share                                 $       0.03      $       0.04
                                                                ==============    ==============

  Diluted income per common share                               $       0.03      $       0.03
                                                                ==============    ==============

  Weighted average common shares outstanding
      basic income per share                                        3,284,589         3,132,689

  Effect of potential common share issuance:
      Stock options                                                   129,203           169,537
                                                                --------------    --------------

  Weighted average common shares outstanding
      diluted income per share                                      3,413,792         3,302,226
                                                                ==============    ==============


  The accompanying notes are an integral part of the consolidated financial statements.

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                     2007              2006
                                                                --------------    --------------
  Cash flows from operating activities
       Net income                                               $      96,409     $     112,947
       Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
       Stock based compensation expense                                41,661            53,413
       Depreciation and amortization                                  105,150            81,758
       Deferred tax provision                                         (58,062)           58,998
       Bad debt provision                                              (2,000)              -
      Changes in operating assets and liabilities:
       Accounts receivable                                            423,050          (113,557)
       Cost in excess of billings on uncompleted contracts           (568,955)         (452,019)
       Inventory                                                       87,613          (304,956)
       Other current assets                                            10,540           (40,984)
       Other assets
        Accounts payable                                               (6,520)          214,047
        Accrued expenses                                              (61,619)         (135,371)
        Deferred revenue                                             (212,250)          179,228

                                                                --------------    --------------
  Net cash (used in) operating activities                            (144,983)         (346,496)
                                                                --------------    --------------

  Cash flows from investing activities:
       Capital expenditures                                          (210,633)         (142,649)
       Deposits                                                        13,766               -
                                                                --------------    --------------
  Net cash (used in) investing activities                            (196,867)         (142,649)
                                                                --------------    --------------

  Cash flows from financing activities:
       Proceeds from short-term borrowings                            800,000           535,000
       Payments of short-term borrowings                             (805,000)         (150,000)
       Proceeds from loans                                            139,510           115,309
       Payments of long-term debt                                     (61,499)          (61,967)
       Net proceeds from stock options exercised                       84,000            14,000
                                                                --------------    --------------
  Net cash provided by financing activities                           157,011           452,342
                                                                --------------    --------------

  Net (decrease) in cash and cash equivalents                        (184,839)          (36,803)

  Cash and cash equivalents at beginning of period                    257,341           265,454
                                                                --------------    --------------

  Cash and cash equivalents at end of period                    $      72,502     $     228,651
                                                                ==============    ==============


  Supplemental disclosure of cash flow information:
  Income taxes paid                                             $     101,447     $         100
  Interest paid                                                 $      52,776     $      53,295



  The accompanying notes are an integral part of the consolidated financial statements.

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)

  NOTE 1: BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

  The balance sheet as of December 31, 2006 has been derived from the audited financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

  The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in the December 31, 2006 Form 10-KSB.

  For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report of Form 10-KSB for the year ended December 31, 2006.

  Intercompany transactions have been eliminated in consolidation.

  Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

  NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Revenue and Income Recognition

  The Company recognizes revenues and income using the percentage-of-completion method for custom production-type contracts while revenues from other products are recorded when such products are accepted and shipped. Profits on custom production-type contracts are recorded on the basis of the Company's estimates of the percentage-of-completion of individual contracts,

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE  2 (continued):

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

  Investments

  Investments in unconsolidated companies in which the Company owns less than a 20% interest or otherwise does not exercise a significant influence are carried at cost.

  NOTE 3: UNCOMPLETED CONTRACTS

  Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

                                                    March 31, 2007  December 31, 2006
                                                   ---------------   ---------------
                                                   (Unaudited)
  Costs incurred on uncompleted contracts           $  1,690,364      $  1,509,672
  Estimated earnings                                   2,495,770         2,015,836
                                                   ---------------   ---------------
                                                       4,186,134         3,525,508
  Billings to date                                    (2,900,516)       (2,808,845)
                                                   ---------------   ---------------
                                                    $  1,285,618      $    716,663
                                                   ---------------   ---------------
  Included in accompanying balance sheets
    Under the following captions:

      Costs and estimated earnings in excess
          of billings on uncompleted contracts      $  1,285,618      $    716,663
      Billings in excess of costs and estimate
          earnings on uncompleted contracts                 ---               ---
                                                   ---------------   ---------------
                                                    $  1,285,618      $    716,663

                   CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  NOTE 4:         INVENTORY

  Inventories consist of the following:

                                                    March 31, 2007  December 31, 2006
                                                   ---------------   ---------------
                                                   (Unaudited)

  Raw materials                                     $    902,854      $    860,085
  Work-in-process                                      1,385,078         1,515,460
  Finished goods                                         328,961           328,961
                                                   ---------------   ---------------

                                                    $  2,616,893      $  2,704,506
                                                   ---------------   ---------------

  NOTE 5: BAD DEBTS

  Accounts receivables are presented net of an allowance for doubtful accounts of $5,217 and $7,217 as of March 31, 2007 and December 31, 2006 respectively. The allowance is based on prior experience and management's evaluation of the collectibility of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in economic conditions.

  NOTE 6: SHORT TERM BORROWINGS

                                                    March 31, 2007  December 31, 2006
                                                   ---------------   ---------------
                                                   (Unaudited)
                                                    $    205,000      $    210,000

  The Company has a line of credit with a bank permitting it to borrow on a revolving basis amounts up to $1,250,000 until June 1, 2007 at which time it will be subject to renewal. Interest is payable on any unpaid principal balance at the bank's prime rate plus 3/4 of 1%. The prime rate was 8.25% and the amount outstanding on the facility was $205,000 and $210,000 on March 31, 2007 and December 31, 2006
  respectively. Borrowings are collateralized by the Company's assets.

  The Company has a line of credit for equipment purchases from the same bank permitting it to borrow up to 100% of the purchase price of the equipment up to $250,000. The amount borrowed is immediately converted into a five year term loan at the bank's prime rate plus 1 1/4%. As of March 31, 2007, there was approximately $213,000 outstanding on this facility. Borrowings are collateralized by the equipment purchased.

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

  During the three months ended March 31, 2007 and March 31, 2006, the Company recorded into selling and general administrative expense approximately $42,000 and $53,000 respectively for the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R.

  NOTE 8: INCOME TAXES

  The provision (benefit) for income taxes includes the following:
                                                Three Months Ended
                                                  March 31, 2007
                                                ------------------
                                                   (Unaudited)
          Current:
             Federal                              $     108,921
             State                                        8,791
                                                ------------------
                  Total Current Provision               117,712
          Deferred:
             Federal                                    (73,677)
             State                                       15,615
                                                ------------------
                  Total Deferred (Benefit)              (58,062)
                                                ------------------
                                                  $      59,650
                                                ------------------

  All of the Company's federal net operating loss (NOL'S) carry forwards of approximately $40,000 have been utilized and $276,000 of the Company's $277,000 state net operating loss (NOL'S) carry forwards have been utilized through March 31, 2007. For the three months ended March 31, 2007, the Company recorded a current income tax expense of approximately $118,000, which related to various federal, state and local taxes.

  Item 2.   Management's Discussion and Analysis of Financial
  Condition and Results of Operations

  The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report.

  Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: competition in the Company's existing and potential future product lines of business; the Company's ability to obtain financing on acceptable terms if and when needed; uncertainty as to the Company's future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the Company. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Results of Operations

  Revenue for the three month period ended March 31, 2007 was $3,811,277 compared to $3,211,473 for the three month period ended March 31, 2006, an increase of 18.7% as the Company continues to experience an increasing demand for its products.

  The Company generated a gross profit of approximately $1,256,000 for a gross profit margin of 33.0% for the three months ended March 31, 2007 compared to a gross profit of approximately $1,070,000 for a gross profit margin of 33.3% for the three months ended March 31, 2006.

  Selling and shipping expenses for the three months ended March 31, 2007 and 2006 were $278,310 and $196,869 respectively, representing a 41.4% increase. This increase can be attributed primarily to a $35,000 increase in trade show expenses in order to effectuate the Company's sales expansion program, and an increase in sales commissions.

  The Company incurred approximately $773,000 of general and administrative expenses during the quarter ended March 31, 2007, representing an increase of 7.7% or approximately $55,000 compared to the approximately $718,000 of general and administrative expenses incurred in the quarter ended March 31, 2006. This increase is a result of increased personnel as well as various increases in employee benefit costs, insurance, and energy costs.

  As a result of the foregoing factors, operating income was $204,000 for the three months ended March 31, 2007 an increase of 31.6% compared to $155,000 for the same period one year ago.

  Interest expense for the three months ended March 31, 2007 decreased by 5.6% to $53,473 compared to $56,647 during the three months ended March 31, 2006. Although the Company incurred higher operating costs during the current period, interest expenses were slightly lower as result of reduced borrowing by the Company.

  Other income during the quarter ended March 31, 2007 was approximately $5,000 compared to approximately $75,000 for the corresponding period one year ago. This resulted from the receipt of $70,000 during the quarter ended March 31, 2006 which was previously written off in 2004.

  For the three months ended March 31, 2007, the Company recorded a current income tax expense of approximately $118,000 that was reduced by the deferred tax benefit of $58,000.

  The Company reported net income of approximately $96,000 for the current period compared to net income of approximately $113,000 for the same period, one year ago. This decrease was primarily due to two factors: the receipt of $70,000 during the 1st quarter 2006, which was previously written off in 2004; and an increase in expenses in the current quarter associated with the initiation of the Company's program, first discussed in the December 31, 2006 Form 10-K, to broaden the First Nano product line and pursue a significantly larger share of the R&D market.


  Liquidity and Capital Resources

  As of March 31, 2007, the Company had an aggregate working capital of approximately $4,305,000 compared to $4,151,000 at December 31, 2006 an increase of $154,000. This increase was the result of the following: our net income, after adding back depreciation and amortization, increased working capital by approximately $202,000. The increase in working capital also included approximately $126,000 in net proceeds from stock option exercises and stock based compensation expense and $140,000 from equipment loans. These increases were partially offset by an investment in equipment of $197,000 along with changes in other current assets and liabilities of $117,000.

  Accounts receivable as of March 31, 2007 was $1,956,018 compared to $2,377,069 as of December 31, 2006. This decrease is attributable to the timing of shipments and customer payments.

  As of March 31, 2007 the Company's backlog was approximately $2,143,000, a decrease of $1,422,000 or 40.0% compared to $3,565,000 at December 31, 2006. Timing for completion of the backlog varies depending on the product mix, however, there is generally a one to six month lag in the completion and shipping of backlogged product. Backlog from quarter to quarter can vary based on the timing of order placements and shipments.

  The Company has a revolving line of credit with a bank permitting it to borrow on a revolving basis amounts up to $1,250,000 until June 1, 2007, at which time it will be subject to renewal. Interest is payable on any unpaid principal balance at the bank's prime rate plus 3/4 of 1%. As of March 31, 2007, $205,000 was outstanding on this facility. Borrowings are collateralized by the Company's assets.

  The Company also has an equipment line of credit of $250,000 with that same bank. The Company is permitted to borrow up to 100% of the purchase price of the equipment. The amount borrowed is immediately converted into a five year term loan at the bank's prime rate plus 1.25%. As of March 31, 2007, there was approximately $213,000 outstanding on this facility. Borrowings are collateralized by the equipment purchased.

  The Company believes that its cash, cash equivalents and available credit facilities will be sufficient to meet its working capital and investment requirements for the next twelve months. However, should we determine and allow our business to grow more aggressively, which may include making acquisitions, we may need to raise additional funding. For this reason, as well as other reasons that arise from time to time, we may consider raising capital through equity or debt financings. Any decision to raise additional capital, as well as the determination of the appropriate vehicle for doing so, will depend on market conditions, order levels, opportunities presented to us and other factors.

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

  Changes in Internal Controls

  There were no significant changes in the Company's internal controls over financial reporting that occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

  31.1    Certification of Chief Executive Officer

  31.2    Certification of Chief Financial Officer

  32.1    Certification of Chief Executive Officer pursuant to U.S.C.
            Section 1350

  32.2    Certification of Chief Financial Officer pursuant to U.S.C.
            Section 1350


                  (b)     Reports on Form 8-K

                                  None

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of May 2007.

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

  31.1            Certification of Chief Executive Officer *

  31.2            Certification of Chief Financial Officer *

  32.1            Certification of Chief Executive Officer
                      pursuant to U.S.C. Section 1350 *

  32.2            Certification of Chief Financial Officer
                      pursuant to U.S.C. Section 1350 *

  * Filed herewith

                                                              Exhibit 31.1
                Certifications of Principal Executive Officer
          Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

            a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
            b. Intentionally omitted.
            c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
            d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

       5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrants' board of directors (or persons performing the equivalent functions):

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


   Dated: May 14, 2007

     /s/ Leonard A. Rosenbaum
     ----------------------------------------
       President, Chief Executive Officer and Director

                                                              Exhibit 31.2
                Certifications of Principal Financial Officer
          Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

       4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

            a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
            b. Intentionally omitted.
            c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
            d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

       5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrants' board of directors (or persons performing the equivalent functions):

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


    Dated: May 14, 2007

     /s/ Glen R. Charles
     ----------------------------
       Chief Financial Officer

                                                              Exhibit 32.1

                 Certification of Principal Executive Officer
          Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                 Section 906 of the Sarbanes-Oxley Act of2002



  I, Leonard A. Rosenbaum, President and Chief Executive Officer of CVD Equipment Corporation, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge, the quarterly report on Form 10-QSB for the period ending March 31, 2007 of CVD Equipment Corporation (the "Form 10-QSB") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.


  Dated: May 14, 2007         /s/   Leonard A. Rosenbaum
                                      Leonard A. Rosenbaum
                                      Chief Executive Officer
                                      (Principal Executive Officer)

                                                              Exhibit 32.2

                 Certification of Principal Financial Officer
          Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



  I, Glen R. Charles, Chief Financial Officer of CVD Equipment Corporation, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge, the quarterly report on Form 10-QSB for the period ending March 31, 2007 of CVD Equipment Corporation (the "Form 10-QSB") fully complies with the requirements of Section 13 (a) or 15
  (d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.


  Dated: May 14, 2007      /s/   Glen R. Charles
                                  Glen R. Charles
                                  Chief Financial Officer
                                  (Principal Financial Officer)