Form 10QSB
period 2007-06-30
CVD EQUIPMENT CORP
filed 2007-08-06
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   Form 10-QSB
(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                  For the quarterly period ended June 30, 2007
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

             Securities registered under Section 12(g) of the Act:
                          Common Stock, Par value $0.01
                          -----------------------------
                                (Title of class)

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

Large accelerated filer [ ]  Accelerated filer [ ]    Non-accelerated filer [X]


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,335,000 shares of Common Stock, $0.01 par value at August 3, 2007.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY

                                      Index


Part I - Financial Information

          Item 1 - Financial Statements (Unaudited)

          Consolidated  Balance Sheets at June 30, 2007 (Unaudited) and December
          31, 2006                                                                                                      2

          Comparative  Consolidated Statements of Operations (Unaudited) for the
          three and six months ended June 30, 2007 and 2006                                                             3

          Comparative  Consolidated Statements of Cash Flows (Unaudited) for the
          six months ended June 30, 2007 and 2006                                                                       4

          Notes to Unaudited Consolidated Financial Statements                                                          5

          Item 2 - Management's  Discussion and Analysis of Financial  Condition
          and Results of Operations                                                                                     10

          Item 3 - Controls and Procedures                                                                              13

Part II - Other Information                                                                                             14

          Item 1 - Legal Proceedings                                                                                    14
          Item 2 - Changes in Securities and Use of Proceeds                                                            14
          Item 3 - Defaults Upon Senior Securities                                                                      14
          Item 4 - Submission of Matters to a Vote of Security Holders                                                  14
          Item 5 - Other Information                                                                                    14
          Item 6 - Exhibits and Reports Filed on Form 8-K                                                               15

Signatures                                                                                                              16

Exhibit Index                                                                                                           17
Certification of Chief Executive Officer                                                                                18
Certification of Chief Financial Officer                                                                                19
Certification of Chief Executive Officer pursuant to U.S.C. Section 1350                                                20
Certification of Chief Financial Officer pursuant to U.S.C. Section 1350                                                21

                         PART 1 - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                    June 30, 2007
                                                                      (Unaudited)                    December 31, 2006
                                                                -----------------------             ---------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                             $   199,621                      $    257,341
     Accounts receivable, net                                                1,486,502                         2,377,069
     Investments                                                               251,130                           251,130
     Costs and estimated earnings in excess of billings on
        uncompleted contracts                                                1,787,089                           716,663
     Inventories                                                             2,903,676                         2,704,506
     Other current assets                                                      178,251                           118,300
                                                                         -------------                   ---------------
    Total current assets                                                     6,806,269                         6,425,009

Property, plant and equipment, net                                           5,029,155                         4,778,807
Deferred income taxes                                                          943,218                           899,904
Other assets                                                                   632,115                           708,114
Intangible assets, net                                                          94,457                           105,775
                                                                         -------------                   ---------------
                                                                         $  13,505,214                   $    12,917,609
                                                                         =============                   ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt                                  $   225,550                      $    223,653
     Bank line of credit                                                             -                           210,000
     Short-term debt                                                                 -                             2,109
     Accounts payable                                                          556,093                           640,771
     Accrued expenses                                                          785,211                           686,771
     Accrued professional fees - related party                                  35,000                            35,000
     Deferred revenue                                                           12,881                           212,250
     Deferred tax liability                                                    256,096                           263,396
                                                                         -------------                   ---------------

     Total current liabilities                                               1,870,831                         2,273,950
Long-term debt, net of current portion                                       2,790,933                         2,776,801
Bank line of credit                                                            585,000                                 -
Deferred tax liability                                                        620,934                            666,948
                                                                         -------------                   ---------------
     Total liabilities                                                      5,867,698                          5,717,699
                                                                         -------------                   ---------------
Commitments and contingencies
                                                                                   ---                               ---
Stockholders' Equity
Common stock, par value $.01 per share, authorized 10,000,000 shares; issued and outstanding, 3,303,500 shares at
  June 30, 2007 and 3,250,500 shares at December 31, 2006                       33,035                            32,505
     Additional paid-in capital                                              3,581,213                         3,405,474
     Retained earnings                                                      4,023,268                          3,761,931
                                                                         -------------                   ---------------
Total stockholders' equity                                                  7,637,516                          7,199,910
                                                                         -------------                   ---------------
                                                                        $  13,505,214                    $    12,917,609
                                                                        ==============                   ===============





                  The accompanying notes are an integral part of the consolidated financial statements

                                       CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                                         Consolidated Statements of Operations
                                                      (Unaudited)

                                                  Three Months Ended                        Six Months Ended
                                                       June 30                                  June 30
                                               2007                 2006               2007                2006
                                       ---------------------- ------------------ ------------------ --------------------

Revenue                                          $ 3,071,244        $ 3,111,132         $6,882,521           $6,322,605

Cost of revenue                                    1,899,693          2,044,806          4,455,022            4,186,182
                                                 -----------        -----------         ----------            ---------

Gross profit                                       1,171,551          1,066,326          2,427,499            2,136,423
                                                 -----------        -----------         ----------            ---------

Operating expenses
  Selling and shipping                               148,260            200,362            426,570              397,231
  General and administrative                         780,020            731,441          1,543,246            1,449,650
  Related party - professional fees                   25,000             10,000             35,000               10,000
                                                 -----------        -----------         ----------            ---------
Total operating expenses                             953,280            941,803          2,004,816            1,856,881

Operating income                                     218,271            124,523            422,683              279,542
                                                 -----------        -----------         ----------            ---------

Other income (expense)
  Interest income                                         34                387                 61                  408
  Interest expense                                  (52,300)           (58,880)          (105,773)            (115,527)
  Other income                                        34,309             11,285             39,403               86,754
                                                 -----------        -----------         ----------            ---------
Total other (expense)                               (17,957)           (47,208)           (66,309)             (28,365)

Income before income taxes                           200,314             77,315            356,374              251,177

Income tax provision                                (35,387)           (54,252)           (95,037)            (115,167)
                                                 -----------        -----------         ----------            ---------

Net income                                       $   164,927        $    23,063            261,337           $  136,010
                                                 ===========        ===========         ==========           ==========

Basic income per share                           $      0.05        $      0.01         $     0.08           $     0.04
                                                 ===========        ===========         ==========           ==========

Diluted income per common share                  $      0.05        $      0.01         $     0.08           $     0.04
                                                 ===========        ===========         ==========           ==========

Weighted average common shares
outstanding basic income per share                 3,286,732          3,146,273          3,292,660            3,135,314

Effect of potential common share
issuances Stock options                              151,480            155,102            139,432              158,769
                                                 -----------        -----------         ----------            ---------

Weighted average common shares
outstanding diluted income per share              3,438,212          3,301,375          3,432,092            3,294,083
                                                 ===========        ===========         ==========           ==========





                 The accompanying notes are an integral part of the consolidated financial statements


                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                          Six Months Ended
                                                                                              June 30
                                                                                    2007                     2006
                                                                          ------------------------- -----------------------
Cash flows from operating activities
  Net income                                                                           $   261,337            $    136,010
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:

  Stock based compensation expense                                                          85,268                  85,926
  Depreciation and amortization                                                            211,638                 169,319
  Deferred tax benefit                                                                    (96,628)                (99,043)

  Bad debt provision                                                                       (2,000)                       -
  Changes in operating assets and liabilities:
  Accounts receivable                                                                      892,566               (423,338)
  Cost in excess of billings on uncompleted contracts                                  (1,070,426)                 207,000
  Inventory                                                                              (199,170)               (544,114)
  Other current assets                                                                    (59,951)                (49,180)

  Accounts payable                                                                        (84,678)                  30,650
  Accrued expenses                                                                          98,443                 275,575

  Deferred revenue                                                                       (199,369)                 239,486
                                                                                      ------------             -----------
Net cash (used in) provided by operating activities                                      (162,970)                 28,291
                                                                                      ------------             -----------
Cash flows from investing activities:
  Capital expenditures                                                                   (388,435)               (191,064)
   Deposits                                                                                 13,766                     -
                                                                                      ------------             -----------
Net cash used in investing activities                                                    (374,669)               (191,064)
                                                                                      ------------             -----------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                                    1,125,000                 840,000
  Payments of short-term borrowings                                                    (1,335,000)               (400,000)
  Proceeds from bank line of credit - long-term                                            585,000                       -
  Proceeds from long-term debt                                                             139,510                 115,309
  Payments of long-term debt                                                             (125,591)               (126,808)
  Net proceeds from stock options exercised                                                 91,000                  43,750
                                                                                      ------------             -----------
Net cash provided by financing activities                                                  479,919                 472,251
                                                                                      ------------             -----------

Net (decrease) increase in cash and cash equivalents                                      (57,720)                 309,478


Cash and cash equivalents at beginning of period                                           257,341                 265,454
                                                                                      ------------             -----------

Cash and cash equivalents at end of period                                            $    199,621            $    574,932
                                                                                      ============            ============

Supplemental disclosure of cash flow information

Income Taxes Paid                                                                     $    104,250            $    119,198

Interest Paid                                                                         $    101,447            $        100





                   The accompanying notes are an integral part of the consolidated financial statements


                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

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

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

               CVD EQUIPMENT CORPORATION AND SUBSIDIARY NOTES TO
                 CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Use of Estimates
----------------

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

Investments
-----------

Investments in unconsolidated companies in which the Company owns less than a 20% interest or does not exercise a significant influence are carried at cost.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3: UNCOMPLETED CONTRACTS

Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

                                            June 30, 2007     December 31, 2006
                                            -------------     -----------------
                                                                 (Audited)

Costs incurred on uncompleted contracts      $ 1,959,177          $1,509,672
Estimated earnings                             2,954,762           2,015,836
                                             ------------         ----------
                                               5,039,946           3,525,508
Billings to date                              (3,252,857)        (2,808,845)
                                             ------------        ------------
                                             $ 1,787,089          $  716,663
                                             ------------        ------------

Included in accompanying balance sheets
  Under the following caption:

    Costs and estimated earnings in excess
      of billings on uncompleted contracts   $  1,787,089         $  716,663

NOTE 4: INVENTORIES

Inventories consist of the following:

                                             June 30, 2007    December 31, 2006
                                             -------------    -----------------
                                                                  (Audited)

Raw materials                                $   876,432        $    860,085
Work-in-process                                1,698,283           1,515,460
Finished goods                                   328,961             328,961
                                             -------------      -------------

                                              $2,903,676         $ 2,704,506
                                             -------------      -------------

NOTE 5: BAD DEBTS

Accounts receivables are presented net of an allowance for doubtful accounts of $5,217 and $7,217 as of June 30, 2007 and December 31, 2006 respectively. The allowance is based on prior experience and management's evaluation of the collectibility of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in economic conditions.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6: BANK LINE OF CREDIT

                                             June 30, 2007    December 31, 2006
                                             -------------    -----------------
                                                                  (Audited)

Short Term Borrowings                        $    ---             $210,000
Long term Borrowings                         $585,000                  ---

On June 1, 2007, the Company entered into a new three-year Revolving Credit Agreement with a bank permitting it to borrow on a revolving basis amounts up to $2,000,000 until June 1, 2010. Interest is payable on any unpaid principal balance at a rate per annum to be elected by the Company which shall be equal to either (1) the LIBOR Rate plus 2.50% or the bank's prime rate plus 1/4 of 1%. The amount outstanding on the facility was $585,000 and $210,000 on June 30, 2007 and December 31, 2006 respectively. Borrowings are collateralized by the Company's assets. Amounts outstanding as of December 31, 2006 were borrowed under the Company's prior facility which is now terminated.

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

During the three and six months ended June 30, 2007 and June 30, 2006, the Company recorded into selling and general administrative expense approximately $44,000 and $85,000 and $33,000 and $86,000 respectively for the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8: INCOME TAXES

The provision (benefit) for income taxes includes the following:

                                                 Six Months Ended                  Six Months Ended
                                                 June 30, 2007                     June 30, 2006
                                                 -------------                     -------------

         Current:
            Federal                              $      166,981                    $    214,087
            State                                        24,684                             123
                                                 --------------                    ------------
                  Total Current Provision               191,665                         214,210
         Deferred:
            Federal                                     (88,423)                       (78,504)
            State                                      (  8,205)                       (20,539)
                                                 ---------------                   ------------
                  Total Deferred (Benefit)              (96,628)                       (99,043)
                                                 ---------------                   ------------
                                                 $        95,037                   $    115,167
                                                 ---------------                   ------------

All of the Company's federal net operating loss (NOL'S) carry forwards of approximately $40,000 have been utilized and $276,000 of the Company's $277,000 state net operating loss (NOL'S) carry forwards have been utilized through June 30, 2007.

NOTE 9:  SUBSEQUENT EVENTS

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

The parties agreed to extend the option to demand cash payment to the period between December 1, 2007 and March 12, 2008.

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

Results of Operations
Three and Six Months Ended June 30, 2007 vs.
Three and Six Months Ended June 30,2006
-----------------------------------------------

Revenue for the three and six month periods ended June 30, 2007 was approximately $3,071,000 and $6,883,000 respectively, compared to approximately $3,111,000 and $6,323,000 respectively for the three month and six month periods ended June 30, 2006. This represents a decrease of 1.3% for the comparable three month period and an 8.9% increase for the comparable six month period. While demand for our customized CVD systems and equipment provided by the First Nano product line remains strong, revenues for the current three and six month period were increasingly impacted throughout the three and six month periods by the Company's decision to utilize some of its resources towards broadening the First Nano product line, which it anticipates will add to the Company's long-term growth and profitability.

The Company generated gross profits of approximately $1,171,000 and $2,427,000 resulting in gross profit margins of 38.0% and 35.3% for the three and six months ended June 30, 2007 compared to gross profits of approximately $1,066,000 and $2,136,000 resulting in gross profit margins of 34.3% and 33.8% for the three and six months ended June 30, 2006. The increase is primarily atttributable to the gross profit margins related to the product mix comprising the Company's sales.

Selling and shipping expenses for the three months ended June 30, 2007 and 2006 were $148,260 and $200,362 respectively, representing a 26.0% decrease. This decrease is attributed directly to a decrease in sales commissions. Sales concluded in the current period were primarily by our direct sales personnel and therefore were not subject to outside sales commissions.

Selling and shipping expenses for the six months ended June 30, 2007 were approximately $427,000 compared to $397,000 for the six months ended June 30, 2006. This increase of 7.4% is primarily attributable to a $47,000 increase in trade show expenses which corresponds to the implementation of the Company's sales marketing program.

The Company incurred approximately $805,000 and $1,578,000 of general and administrative expenses during the three and six months ended June 30, 2007, compared to the approximately $741,000 and $1,460,000 of general and administrative expenses incurred in the three and six months ended June 30, 2006 representing increases of 8.7% and 8.1% or approximately $64,000 and $118,000. This increase is primarily attributable to increases in employee benefit costs, professional fees, insurance and energy costs.

As a result of the foregoing factors, operating income was $218,000 and $423,000 for the three and six months ended June 30, 2007 respectively. This represents an increase of 75.2% and 51.2% compared to operating income of $125,000 and $280,000 for the three and six month periods ended June 30, 2006.

Interest expense for the three and six months ended June 30, 2007 was approximately $52,000 and $106,000 respectively compared to approximately $59,000 and $116,000 for the three and six months ended June 30, 2006. The decreases of 11.2% and 8.4% in interest expense are due to reduced borrowing by the Company.

Other income during the three months ended June 30, 2007 was approximately $34,000 compared to $11,000 for the three months ended June 30, 2006. This was primarily the result of the receipt of $28,000 which was previously written off as uncollectible in 2004.

Other income during the six months ended June 30, 2007 was approximately $39,000 compared to approximately $87,000 for the corresponding period one year ago. This was the result of the receipt of $70,000 during the quarter ended March 31, 2006 which was previously written off as uncollectible in 2004.

For the three and six months ended June 30, 2007, the Company recorded a current income tax expense of approximately $74,000 and $192,000 respectively, that was reduced by the deferred tax benefit of approximately $39,000 and $97,000.

The Company reported net income of approximately $165,000 for the current three month period compared to net income of approximately $23,000 for the same period, one year ago. This increase was primarily due to the increased gross profit margins experienced during the current three month period.

For the six month period ended June 30, 2007, the Company reported net income of approximately $261,000 an increase of 92.1% as compared to net income of $136,000 for the six months ended June 30, 2006. This is a result of increased revenues and increased gross profit margins for the current six month period.


Liquidity and Capital Resources

As of June 30, 2007, the Company had an aggregate working capital of approximately $4,935,000 compared to $4,151,000 at December 31, 2006 an increase of $784,000. This increase was the primarily the result of $585,000 being reclassified from short term borrowing to long term as a result of the new three year Revolving Credit Agreement in addition to the increases in costs and estimated earnings in excess of billings on uncompleted contracts of approximately $1,070,000 and inventory of $199,000 partially offset by a decrease in accounts receivable of $891,000.

Accounts receivable at June 30, 2007 was $1,486,502 compared to $2,377,069 at December 31, 2006. This decrease is primarily attributable to the timing of shipments and customer payments.

As of June 30, 2007, the Company's backlog was approximately $2,435,000, a decrease of $1,130,000 or 31.7% compared to $3,565,000 at December 31, 2006.
Timing for completion of the backlog varies depending on the product mix, however, there is generally a one to six month lag in the completion and shipping of backlogged product. Backlog from quarter to quarter can vary based on the timing of order placements and shipments.

Revolving Credit Facility and Borrowings

On June 1, 2007, the Company entered into a three year Revolving Credit Agreement with a bank permitting it to borrow on a revolving basis amounts up to $2,000,000 until June 1, 2010, at which time it will be subject to renewal. The loan bears interest on any unpaid principal balance at a rate to be elected by the Company, which shall be equal to either (1) the LIBOR Rate plus 2.50% or (2) the bank's prime rate plus 1/4 of 1%. This agreement contains certain financial and other covenants, with which we were in compliance at June 30, 2007. As of June 30, 2007, $585,000 was outstanding on this facility. Borrowings are collateralized by the Company's assets.

The Company had an equipment line of credit of $250,000 with that same bank. This line of credit was discontinued as of June 1, 2007 with the inception of the three year Revolving Credit Agreement previously discussed.

The Company believes that its cash, cash equivalents and available credit facilities will be sufficient to meet its working capital and investment requirements for the next twelve months.

However, we have determined that in order to allow our business to grow more aggressively, we will need to raise additional capital. For this reason, we are considering raising capital through equity financing. The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission on July 3, 2007. As of the date hereof, the Registration Statement has not been declared effective by the Securities and Exchange Commission; nor is there assurance that such Registration Statement will ever be declared effective. In addition, any final decision to raise additional capital will depend on market conditions, order levels, opportunities presented to us and other factors including our ability to have the Registration Statement declared effective by the Securities and Exchange Commission.


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

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting that occurred during the six months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

                            CVD EQUIPMENT CORPORATION

                                     PART II

                                OTHER INFORMATION


Item 1. Legal Proceedings.

In September 1999, the Company was named in a lawsuit filed by Precision Flow Technologies, Inc. ("PFT"), in the United States District Court for the Northern District of New York, relating to comments allegedly made by the Company's President and Chief Executive Officer, Leonard A. Rosenbaum, concerning the intellectual property obtained in the purchase of assets of Stainless Design Corporation. The Company promptly filed a counterclaim for unauthorized use of its intellectual property and filed a complaint against the President of PFT (these two actions have been consolidated) alleging the same acts as set forth in the counterclaim. The plaintiff is seeking monetary damages and injunctive relief. In the Company's counterclaim, it are also seeking monetary damages and injunctive relief. All pre-trial disclosure has been completed. The Company withdrew certain of its counterclaims following the completion of discovery and the court has dismissed certain of the claims which had been asserted by PFT. No trial date has been set. In May 2002, the Company instituted a new action against PFT and certain of its employees, in the United States District for the Northern District of New York seeking injunctive relief and monetary damages based upon copyright violations. A motion by PFT to dismiss this action which had been pending since June 2002, was denied in March 2007. On May 25, 2007 PFT's motion for reconsideration was likewise denied. On June 11, 2007, PFT filed its answer in which no counterclaims have been asserted against the Company. Pre-trial disclosure has not yet been completed.


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

31.1   Certification of Chief Executive Officer

31.2   Certification of Chief Financial Officer

32.1   Certification of Chief Executive Officer pursuant to U.S.C. Section 1350

32.2   Certification of Chief Financial Officer pursuant to U.S.C. Section 1350

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of August 2007.

                                      CVD EQUIPMENT CORPORATION

                                      By: /s/ Leonard A. Rosenbaum
                                          --------------------------
                                          Leonard A. Rosenbaum
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                      By: /s/ Glen R. Charles
                                          --------------------------
                                          Glen R. Charles
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                              DESCRIPTION

31.1  Certification of Chief Executive Officer

31.2  Certification of Chief Financial Officer

32.1  Certification of Chief Executive Officer pursuant to U.S.C. Section 1350

32.2  Certification of Chief Financial Officer pursuant to U.S.C. Section 1350