Form 10QSB/A
period 2007-06-30
CVD EQUIPMENT CORP
filed 2007-08-06
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                  Form 10-QSB/A
                                 Amendment No. 1

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

                                EXPLANATORY NOTE

     This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 2007, originally filed August 6, 2007 (the "Original Quarterly Report"), is being filed solely to amend Part I, Item 1. This Amendment No. 1 speaks as of the original filing date of the Original Quarterly Report and does not reflect events occurring after the filing date of the Original Quarterly Report, or modify or update the disclosures therein in any way, other than as required to amend Part I, Item 1. This Amendment No. 1 corrects the entries under the "Income Taxes Paid" and "Interest Paid" line items in Registrant's Consolidated Statements of Cash Flows for the Six Months ended June 30, 2006 and 2007 the headings of which had been transposed. No other corrections to Registrant's financial statements have been made.


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
                                                 ===========        ===========         ==========           ==========





                 The accompanying notes are an integral part of the consolidated financial statements


                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                          Six Months Ended
                                                                                              June 30
                                                                                    2007                     2006
                                                                          ------------------------- -----------------------
Cash flows from operating activities
  Net income                                                                           $   261,337            $    136,010
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:

  Stock based compensation expense                                                          85,268                  85,926
  Depreciation and amortization                                                            211,638                 169,319
  Deferred tax benefit                                                                    (96,628)                (99,043)

  Bad debt provision                                                                       (2,000)                       -
  Changes in operating assets and liabilities:
  Accounts receivable                                                                      892,566               (423,338)
  Cost in excess of billings on uncompleted contracts                                  (1,070,426)                 207,000
  Inventory                                                                              (199,170)               (544,114)
  Other current assets                                                                    (59,951)                (49,180)

  Accounts payable                                                                        (84,678)                  30,650
  Accrued expenses                                                                          98,443                 275,575

  Deferred revenue                                                                       (199,369)                 239,486
                                                                                      ------------             -----------
Net cash (used in) provided by operating activities                                      (162,970)                 28,291
                                                                                      ------------             -----------
Cash flows from investing activities:
  Capital expenditures                                                                   (388,435)               (191,064)
   Deposits                                                                                 13,766                     -
                                                                                      ------------             -----------
Net cash used in investing activities                                                    (374,669)               (191,064)
                                                                                      ------------             -----------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                                    1,125,000                 840,000
  Payments of short-term borrowings                                                    (1,335,000)               (400,000)
  Proceeds from bank line of credit - long-term                                            585,000                       -
  Proceeds from long-term debt                                                             139,510                 115,309
  Payments of long-term debt                                                             (125,591)               (126,808)
  Net proceeds from stock options exercised                                                 91,000                  43,750
                                                                                      ------------             -----------
Net cash provided by financing activities                                                  479,919                 472,251
                                                                                      ------------             -----------

Net (decrease) increase in cash and cash equivalents                                      (57,720)                 309,478


Cash and cash equivalents at beginning of period                                           257,341                 265,454
                                                                                      ------------             -----------

Cash and cash equivalents at end of period                                            $    199,621            $    574,932
                                                                                      ============            ============

Supplemental disclosure of cash flow information


Interest Paid                                                                         $    104,250            $    119,198

Income Taxes Paid                                                                     $    101,447            $        100






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