Form 10QSB
period 2007-09-30
CVD EQUIPMENT CORP
filed 2007-11-15
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________
                                   Form 10-QSB
  (Mark One)
    [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934.
                  For the quarterly period ended September 30, 2007
    [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934.
                  For the transition period from ____ to _____

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

          ------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

  Check whether the issuer: (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes [x]    No [ ]

  Indicate by check mark whether issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes [ ]     No [x]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS
  Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
  of securities under a plan confirmed by a court.          Yes [ ]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,718,500 shares of Common Stock, $0.01 par value at November 9, 2007.
  ______________________________________________________________________________
  Transitional Small Business Disclosure Format (Check One):  Yes [ ]    No [x]

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY

                                      Index

  Part I - Financial Information

      Item 1 - Financial Statements
      Consolidated Balance Sheets at September 30, 2007 (Unaudited) and
           December 31, 2006                                                  2
      Consolidated Statements of Operations (Unaudited) for the three and
           nine months ended September 30, 2007 and 2006                      3
      Consolidated Statements of Cash Flows (Unaudited) for the nine months
           ended September 30, 2007 and 2006                                  4
      Notes to Unaudited Consolidated Financial Statements                    5

      Item 2 - Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     11
      Item 3 - Controls and Procedures                                       15

  Part II - Other Information                                                16

      Item 1 - Legal Proceedings                                             16
      Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds   16
      Item 3 - Defaults Upon Senior Securities                               16
      Item 4 - Submission of Matters to a Vote of Security Holders           16
      Item 5 - Other Information                                             16
      Item 6 - Exhibits                                                      16

  Signatures                                                                 18

  Exhibit Index                                                              19
  Certification of Chief Executive Officer                                   20
  Certification of Chief Financial Officer                                   21
  Certification of Chief Executive Officer pursuant to U.S.C. Section 1350   22
  Certification of Chief Financial Officer pursuant to U.S.C. Section 1350   23

                         PART 1 - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                    CVD EQUIPMENT CORPORATION  AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                       September 30, 2007
                                                                           (Unaudited)           December 31, 2006
                                                                       ------------------        -----------------
  ASSETS
  Current Assets:
       Cash and cash equivalents                                           $ 4,294,343              $   257,341
       Accounts receivable, net                                              2,621,356                2,377,069
       Investments                                                             251,130                  251,130
       Costs and estimated earnings in excess of billings on uncomplete      1,631,485                  716,663
       Inventories                                                           2,833,614                2,704,506
       Other current assets                                                    562,456                  118,300
                                                                       ------------------        -----------------
       Total current assets                                                 12,194,383                6,425,009

  Property, plant and equipment, net                                         4,975,779                4,778,807
  Deferred income taxes                                                        949,605                  899,904
  Other assets                                                                 737,074                  708,114
  Intangible assets, net                                                        88,817                  105,775
                                                                       ------------------        -----------------
  Total Assets                                                             $18,945,659              $12,917,609
                                                                       ==================        =================


  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
       Current maturities of long-term debt                                $   219,182              $   223,653
       Bank line of credit                                                         -                    210,000
       Short-term debt                                                             -                      2,109
       Accounts payable                                                        576,370                  640,771
       Accrued expenses                                                      1,098,239                  686,771
       Accrued professional fees - related party                                35,000                   35,000
       Deferred revenue                                                        371,055                  212,250
       Deferred tax liability                                                  246,635                  263,396
                                                                       ------------------        -----------------

       Total current liabilities                                             2,546,481                2,273,950
  Long-term debt, net of current portion                                     2,734,975                2,776,801
  Deferred tax liability                                                       587,378                  666,948
                                                                       ------------------        -----------------
       Total liabilities                                                     5,868,834                5,717,699
                                                                       ------------------        -----------------

  Commitments and contingencies                                                  ---                     ---

  Stockholders' Equity
       Common stock, par value  $.01 per share, authorized
       10,000,000 shares; issued and outstanding, 4,535,000
       shares at September 30, 2007 and
       3,250,500 shares at December 31, 2006                                    45,350                   32,505
       Additional paid-in capital                                            8,732,229                3,405,474
       Retained earnings                                                     4,299,246                3,761,931
                                                                       ------------------        -----------------
  Total stockholders' equity                                                13,076,825                7,199,910
                                                                       ------------------        -----------------
  Total liabilities and stockholders' equity                               $18,945,659              $12,917,609
                                                                       ==================        =================

  The accompanying notes are an integral part of the consolidated financial statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                           Three Months Ended                     Nine Months Ended
                                                              September 30                          September 30
                                                        2007               2006                2007               2006
                                                   ---------------    --------------      ---------------    ---------------
  Revenue                                             $ 3,302,830       $ 3,635,531          $10,185,351        $ 9,958,136

  Costs of revenue                                      2,238,191         2,218,537            6,693,213          6,404,719
                                                   ---------------    --------------      ---------------    ---------------

  Gross profit                                          1,064,639         1,416,994            3,492,138          3,553,417
                                                   ---------------    --------------      ---------------    ---------------

  Operating expenses
       Selling and shipping                               137,150           222,391              563,720            619,622
       General and administrative                         754,701           730,532            2,297,947          2,180,182
       Related party - professional fees                      -              10,000               35,000             20,000
                                                   ---------------    --------------      ---------------    ---------------
  Total operating expenses                                891,851           962,923            2,896,667          2,819,804

  Operating income                                        172,788           454,071              595,471            733,613
                                                   ---------------    --------------      ---------------    ---------------

  Other income (expense)
       Interest income                                      2,749               340                2,810                748
       Interest expense                                   (64,564)          (57,882)            (170,337)          (173,409)
       Other income                                       517,657             9,845              557,060             96,599
                                                   ---------------    --------------      ---------------    ---------------
  Total other (expense)                                   455,842           (47,697)             389,533            (76,062)

  Income before income taxes                              628,630           406,374              985,004            657,551

  Income tax provision                                   (352,652)         (177,523)            (447,689)          (292,690)
                                                   ---------------    --------------      ---------------    ---------------

  Net income                                          $   275,978       $   228,851              537,315        $   364,861
                                                   ===============    ==============      ===============    ===============

  Basic income per common share                       $      0.08       $      0.07          $      0.16        $      0.12
                                                   ===============    ==============      ===============    ===============

  Diluted income per common share                     $      0.08       $      0.07          $      0.16        $      0.11
                                                   ===============    ==============      ===============    ===============

  Weighted average common shares outstanding
      basic income per share                            3,395,321         3,198,247            3,327,256          3,155,710

  Effect of potential common share issuances:
      Stock options                                       122,419            69,534              134,155            102,816
                                                   ---------------    --------------      ---------------    ---------------

  Weighted average common shares outstanding
      diluted income per share                          3,517,740         3,267,781            3,461,411          3,258,526
                                                   ===============    ==============      ===============    ===============


  The accompanying notes are an integral part of the consolidated financial statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                   September 30
                                                                             2007               2006
                                                                        ---------------    ---------------
  Cash flows from operating activities
       Net income                                                         $   537,315        $   364,861
       Adjustments to reconcile net income to net cash (used in)
            provided by operating activities:
       Depreciation and amortization                                          318,367            244,792
       Deferred tax benefit                                                  (146,032)               214
       Stock based compensation expense                                       128,468            128,889
       Bad debt provision                                                      11,360                -
      Changes in operating assets and liabilities:
       Accounts receivable                                                   (255,647)          (293,375)
       Costs and estimated earnings in excess of billings on uncomplete      (914,822)             3,979
       Inventories                                                           (129,108)          (507,863)
       Other current assets                                                  (444,156)           (89,361)
       Other assets                                                          (133,300)               -
       Accounts payable                                                       (64,401)            30,064
       Accrued expenses                                                       411,469            277,162
       Deferred revenue                                                       158,805             72,420
                                                                        ---------------    ---------------
  Net cash (used in) provided by operating activities                        (521,682)           231,782
                                                                        ---------------    ---------------

  Cash flows from investing activities:
       Capital expenditures                                                  (398,083)          (222,264)
       Deposits                                                                 4,043                -
                                                                        ---------------    ---------------
  Net cash used in investing activities                                      (394,040)          (222,264)
                                                                        ---------------    ---------------

  Cash flows from financing activities:
       Proceeds from short-term borrowings                                  1,125,000          1,310,000
       Payments of short-term borrowings                                   (1,335,000)        (1,285,000)
       Proceeds from bank line of credit - long-term                        1,505,000                -
       Payments to bank line of credit - long-term                         (1,505,000)               -
       Proceeds from long-term debt                                           139,510            115,309
       Payments of long-term debt                                            (187,917)          (190,676)
       Net proceeds from issuance of common stock                           5,058,032
       Net proceeds from stock options exercised                              153,100            129,875
                                                                        ---------------    ---------------
  Net cash provided by financing activities                                 4,952,725             79,508
                                                                        ---------------    ---------------

  Net increase in cash and cash equivalents                                 4,037,002             89,026

  Cash and cash equivalents at beginning of period                            257,341            265,454
                                                                        ---------------    ---------------

  Cash and cash equivalents at end of period                              $ 4,294,343        $   354,480
                                                                        ===============    ===============


  Supplemental disclosure of cash flow information:
  Income taxes paid                                                       $   108,076        $     8,354
  Interest paid                                                               166,261            172,109
  Equipment reclassified to inventory                                             -               84,897


  The accompanying notes are an integral part of the consolidated financial statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



  NOTE 1: BASIS OF PRESENTATION

  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ending December 31, 2007.

  The balance sheet as of December 31, 2006 has been derived from the audited financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

  The accounting policies followed by CVD Equipment Corporation and Subsidiary, (the "Company") are set forth in Note 2 to the Company's consolidated financial statements in the December 31, 2006 Form 10-KSB.

  For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Annual Report of Form 10-KSB for the year ended December 31, 2006.

  Intercompany transactions have been eliminated in consolidation.

  Certain reclassifications have been made to prior period financial statements to conform to the current period presentation.

  NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  Principles of Consolidation

  The consolidated financial statements include the accounts of CVD Equipment Corporation and its wholly owned subsidiary. In December 1998 , a subsidiary, Stainless Design Concepts, Ltd., was formed as a New York Corporation. In April 1999, this subsidiary was merged into CVD Equipment Corporation. The Company has one inactive subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

  NOTE 3: INVESTMENTS

  The Company sold equipment to a customer for a purchase price of one hundred four thousand, four hundred eighty two (104,482) shares of common stock, par value $.001 per share. Between July 19, 2007 and July 31, 2007, the Company had the option to demand that the customer make cash payment i.e.: two hundred fifty-one thousand, one hundred thirty 00/100 U.S. dollars ($251,130) for the equipment, the amount that would have been required had the customer made cash payment for the equipment on July 19, 2006 in exchange for the return of said stock. The customer's obligation to make such payment pursuant to the terms of the option is secured by a perfected lien upon the subject equipment and the Company's right to execute upon the aforesaid common stock. In the event the customer does not make full payment, the Company has also reserved the right to maintain plenary proceedings against the customer for the purpose of recovering such sums as may be due as well as the right to obtain a deficiency judgment in the event that the collateral in the equipment and stock is insufficient to discharge said obligation.

  The Company agreed to extend the option to demand cash payment to the period between December 1, 2007 and March 12, 2008 in exchange for fifty thousand (50,000) shares of the customer's common stock.

  NOTE 4: UNCOMPLETED CONTRACTS
  Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

                                                    September 30, 2007   December 31, 2006
                                                                             (Audited)
                                                    ------------------   -----------------
  Costs incurred on uncompleted contracts           $ 1,655,904            $ 1,509,672
  Estimated earnings                                  2,595,712              2,015,836
                                                    ------------------   -----------------
                                                      4,251,616              3,525,508
  Billings to date                                   (2,620,131)            (2,808,845)
                                                    ------------------   -----------------
                                                    $ 1,631,485            $   716,663
                                                    ------------------   -----------------
  Included in accompanying balance sheets
    Under the following caption:

      Costs and estimated earnings in excess
          of billings on uncompleted contracts      $ 1,631,485      $    716,663


                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

  NOTE 5:         INVENTORIES
  Inventories consist of the following:

                                   September 30, 2007        December 31, 2006
                                                                    (Audited)
                                   ------------------        -----------------
  Raw materials                       $  1,053,158             $     860,085
  Work-in-process                        1,547,670                 1,515,460
  Finished goods                           232,786                   328,961
                                   ------------------        -----------------

                                      $  2,833,614             $   2,704,506
                                   ------------------        -----------------

  NOTE 6: BAD DEBTS

  Accounts receivables are presented net of an allowance for doubtful accounts of $18,577 and $7,217 as of September 30, 2007 and December 31, 2006 respectively. The allowance is based on prior experience and management's evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in economic conditions.

  NOTE 7: BANK LINE OF CREDIT

                                    September 30, 2007      December 31, 2006
                                                                 (Audited)
                                    ------------------      -----------------
  Short Term Borrowings                $  ---                     $210,000
  Long term Borrowings                 $  ---                         ---

  On June 1, 2007, the Company entered into a new $2 million three-year revolving credit facility with a bank permitting it to borrow on a revolving basis until June 1, 2010. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR Rate plus 2.50% or (ii) the bank's Prime Rate plus .25%. Borrowings under the facility are secured by substantially all of the Company's personal property. The amount outstanding on the facility was $0 and $210,000 on September 30, 2007 and December 31, 2006 respectively. On September 28, 2007, the Company signed a commitment letter from the same bank to increase this revolving credit facility to $5 million, the closing of which is pending.

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

  During the three and nine months ended September 30, 2007 and September 30, 2006, the Company recorded into selling and general administrative expense approximately $43,200 and $128,468 and $42,963 and $128,889 respectively for the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R.

  NOTE 9  LEGAL PROCEEDINGS

  On September 18, 2007 a settlement was reached between the Company and PrecisionFlow Technologies, Inc. of pending litigation. Under the terms of the settlement, all claims and counterclaims asserted by the parties in previously filed lawsuits were discontinued in consideration of which the Company will receive payments totaling $541,600 to be paid over a specific timetable as defined.

  NOTE 10:        INCOME TAXES

  The provision (benefit) for income taxes includes the following:

                                      Nine Months Ended         Nine Months Ended
                                      September 30, 2007        September 30, 2006
                                      ------------------        ------------------
     Current:
        Federal                           $     463,686              $    281,635
        State                                   130,035                    10,841
                                      ------------------        ------------------
          Total Current Provision               593,721                   292,476
     Deferred:
        Federal                                (134,932)                   (3,196)
        State                                  ( 11,100)                    3,410
                                      ------------------        ------------------
          Total Deferred (Benefit)             (146,032)                      214
                                      ------------------        ------------------
                                          $     447,689              $    292,690
                                      ------------------        ------------------

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

  All of the Company's federal net operating loss ("NOL'S") carry forwards of approximately $40,000 have been utilized and all of the Company's $214,000 state NOL'S carry forwards have been utilized through September 30, 2007.

  NOTE 11:        ISSUANCE OF COMMON STOCK

  In September 2007, the Company filed registration statements on Form S-1 with the Securities and Exchange Commission for the sale of 1,200,000 shares of its common stock in an underwritten public offering at a price to the public of $4.75 per share. Net proceeds to the Company were approximately $5 million net of $300,000 of offering expenses and after deducting $370,500 of underwriting commissions. The Company also granted the underwriter a 30-day option to purchase up to 180,000 additional shares of common stock to cover over-allotments.

  NOTE 12:        SUBSEQUENT EVENT

  In October 2007, the underwriter exercised its option to purchase 180,000 additional shares of common stock. The Company received net proceeds of approximately $800,000.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes filed as part of this report.

  Except for historical information contained herein, this "Management's Discussion and Analysis of Financial Condition and Results of Operation" contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: competition in the Company's existing and potential future product lines of business; the Company's ability to obtain financing on acceptable terms if and when needed; uncertainty as to the Company's future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the Company. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

  Results of Operations
  Three and Nine Months Ended September 30, 2007 vs. Three and Nine Months Ended September 30, 2006

  Revenues:
  Revenue for the three and nine month periods ended September 30, 2007 was approximately $3,303,000 and $10,185,000 compared to approximately $3,636,000 and $9,958,000 for the three month and nine month periods ended September 30, 2006. This represents a decrease of 9.2% for the comparable three month period and a 2.3% increase for the comparable nine month period. Revenues for the current nine month period were impacted by the Company's decision to raise additional capital and focus on the CVD and First Nano product lines which we anticipate will add to the Company's long-term growth and profitability.

  Gross Profit
  The Company generated gross profits of approximately $1,065,000 and $3,492,000 resulting in gross profit margins of 32.2% and 34.3% for the three and nine months ended September 30, 2007 compared to gross profits of approximately $1,417,000 and $3,553,000 resulting in gross profit margins of 39.0% and 35.7% for the three and nine months ended September 30, 2006. The decrease in gross profit is due to additional new hires, as a result of the Company's expansion plans for the First Nano product line.

  Selling, General and Administrative Expenses:
  Selling and shipping expenses for the three months ended September 30, 2007 and 2006 were $137,150 and $222,391 respectively, representing a 38.3% decrease. This decrease is attributed directly to a decrease in sales commissions. Sales concluded in the current period were primarily attributable to our direct sales personnel and therefore not subject to outside sales commissions.

  Selling and shipping expenses for the nine months ended September 30, 2007 and 2006 were approximately $564,000 and $620,000 respectively, representing a 9.0% decrease. This decrease is primarily attributed to a decrease in sales commissions. Sales concluded in this period were primarily by our direct sales personnel and therefore not subject to outside sales commissions. However, this decrease is partially offset by an increase in trade show expenses corresponding to implementation of the Company's sales and marketing program.

  The Company incurred approximately $755,000 and $2,333,000 of general and administrative expenses during the three and nine months ended September 30, 2007, compared to the approximately $741,000 and $2,200,000 in the three and nine months ended September 30, 2006 representing increases of 1.9% and 6.1% or approximately $14,000 and $133,000. The nine month increase is primarily attributed to increases in employee benefit costs, professional fees, insurance and energy costs.

  Operating Income:
  As a result of the foregoing factors, operating income was $173,000 and $595,000 for the three and nine months ended September 30, 2007 respectively. This represents a decrease of 61.9% and 18.8% compared to operating income of $454,000 and $734,000 for the three and nine month periods ended September 30, 2006.

  Other Expense/ Income:
  Interest expense for the three and nine months ended September 30, 2007 was approximately $65,000 and $170,000 respectively compared to approximately $58,000 and $173,000 for the three and nine months ended September 30, 2006. The increase was due to increased borrowing by the Company.

  On September 25, 2007, the Company sold 1.2 million shares of common stock under a registration statement filed with the Securities and Exchange Commission. As a result, during the three months ended September 30, 2007, the Company earned interest of $2,749 from these proceeds.

  Other income during the three and nine months ended September 30, 2007 was approximately $518,000 and $557,000 compared to approximately $10,000 and $97,000 for the corresponding period one year ago. This increase was the result of a settlement of litigation between the Company and PrecisionFlow Technologies, Inc. Under the terms of the settlement, all claims and counterclaims asserted by the parties were discontinued in consideration of which the Company will receive payments totaling $541,600 to be paid over a specific timetable.

  For the three and nine months ended September 30, 2007, the Company had earnings before taxes of approximately $620,000 and $985,000 compared to approximately $406,000 and $658,000 for the three and nine months ended September 30, 2006. For the three and nine months ended September 30, 2007, the Company recorded a current income tax expense of approximately $402,000 and $594,000 respectively, which related to various federal, state and local taxes. This current income tax provision was reduced by a deferred tax benefit of $49,000 and $146,000 respectively. For the three months ended September 30, 2006, the Company recorded a current tax expense of approximately $78,000 increased by deferred taxes of $100,000. For the nine months ended September 30, 2006, the Company recorded a current income tax expense of $293,000.

  Net Income:
  The Company reported net income of approximately $276,000 for the current three month period compared to net income of approximately $229,000 for the same period, one year ago. This increase was primarily due to the settlement reached on PrecisionFlow litigation offset by an increase in income taxes.

  For the nine month period ended September 30, 2007, the Company reported net income of approximately $537,000 as compared to net income of $365,000 for the nine months ended September 30, 2006. This increase was primarily due to the settlement reached on PrecisionFlow litigation offset by an increase in income taxes.


  Liquidity and Capital Resources

  In September 2007 the Company completed the sale of 1,200,000 shares of common stock in a public offering at $4.75 per share. The net proceeds of the sale after offering expenses and underwriting fees was approximately $5 million. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes, including possible product or business acquisitions in connection with the planned expansion of our business.

  As of September 30, 2007, the Company had aggregate working capital of approximately $9,648,000 compared to $4,151,000 at December 31, 2006 an increase of $5,497,000. This increase was primarily the result of approximately $5,330,000 received from the issuance of common stock in our public offering and the settlement of the PrecisionFlow litigation which yielded an additional $408,000 of working capital. In addition, working capital increased by the estimated earnings in excess of billings on uncompleted contracts of approximately $915,000. This was partially offset by an increase in accrued expenses of $412,000 and the repayment of $210,000 under the Company's revolving credit facility.

  Accounts receivable at September 30, 2007 was $2,621,356 compared to $2,377,069 at December 31, 2006. This increase is primarily attributable to the timing of shipments and customer payments.

  As of September 30, 2007, the Company's backlog was approximately $4,982,000, an increase of $1,417,000 or 39.7% compared to $3,565,000 at December 31, 2006. Timing for completion of backlog varies depending on the product mix, however, there is generally a one to six month lag in the completion and shipping of backlog. Backlog from quarter to quarter can vary based on the timing of order placements and shipments. Demand for CVD and First Nano systems continues to remain strong.

  Revolving Credit Facility and Borrowings
  On June 1, 2007, the Company entered into a three year Revolving Credit Agreement with a bank permitting it to borrow on a revolving basis amounts up to $2,000,000 until June 1, 2010, at which time it will be subject to renewal. The loan will bear interest on any unpaid principal balance at a rate to be elected by the Company, which shall be equal to either (1) the LIBOR Rate plus 2.50% or (2) the bank's prime rate plus 1/4 of 1%. This agreement contains certain financial and other covenants, with which the Company was in compliance at September 30, 2007. Borrowings are collateralized by the Company's assets. On September 28, 2007, the Company signed a commitment letter from the same bank to increase this revolving credit facility to $5 million, the closing of which is pending.

  The Company had an equipment line of credit of $250,000 with that same bank. This line of credit was discontinued as of June 1, 2007 with the inception of the three year Revolving Credit Agreement previously discussed.

  The Company believes that its cash and cash equivalents resulting from the September 2007 public offering and the available credit facilities discussed above, is sufficient to support operations and will enable the Company to pursue our growth strategies for the next twelve months.

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

  Changes in Internal Controls

  There were no significant changes in the Company's internal controls over financial reporting that occurred during the nine months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

  Limitations on the Effectiveness of Controls

  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected

                          CVD EQUIPMENT CORPORATION

                                    PART II

                              OTHER INFORMATION


  Item 1.         Legal Proceedings.
  In September 1999, the Company was named in a lawsuit filed by PrecisionFlow Technologies, Inc. ("PFT"), in the United States District Court for the Northern District of New York, relating to comments allegedly made by the Company's President and Chief Executive Officer, Leonard A. Rosenbaum, concerning the intellectual property obtained in the purchase of assets of Stainless Design Corporation. The Company promptly filed a counterclaim for unauthorized use of its intellectual property and filed a complaint against the President of PFT (these two actions have been consolidated) alleging the same acts as set forth in the counterclaim. The plaintiff is seeking monetary damages and injunctive relief. In the Company's counterclaim, it is also seeking monetary damages and injunctive relief. All pre-trial disclosure has been completed. The Company withdrew certain of its counterclaims following the completion of discovery and the court has dismissed certain of the claims which had been asserted by PFT. No trial date has been set.
  In May 2002, the Company instituted a new action against PFT and certain of its employees, in the United States District for the Northern District of New York seeking injunctive relief and monetary damages based upon copyright violations. A motion by PFT to dismiss this action which had been pending since June 2002, was denied in March 2007. On May 25, 2007 PFT's motion for reconsideration was likewise denied. On June 11, 2007, PFT filed its answer in which no counterclaims have been asserted against the Company.
  On September 18, 2007 a settlement was reached between the Company and PFT of the pending litigation. Under the terms of the settlement, all claims and counterclaims asserted by the parties in previously filed lawsuits were discontinued in consideration of which the Company will receive payments totaling $541,600.


  Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

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

  31.1    Certification of Chief Executive Officer

  31.2    Certification of Chief Financial Officer

  32.1 Certification of Chief Executive Officer pursuant to U.S.C. Section 1350

  32.2 Certification of Chief Financial Officer pursuant to U.S.C. Section 1350

  SIGNATURES

  In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CVD EQUIPMENT CORPORATION

  November 14, 2007                       By: /s/ Leonard A. Rosenbaum
                                              Leonard A. Rosenbaum
                                              Chief Executive Officer
                                              (Principal Executive Officer)

  November 14, 2007                       By: /s/ Glen R. Charles
                                              Glen R. Charles
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

  EXHIBIT INDEX


  EXHIBIT
  NUMBER                          DESCRIPTION

  31.1      Certification of Chief Executive Officer

  31.2      Certification of Chief Financial Officer

  32.1      Certification of Chief Executive Officer pursuant to U.S.C.
            Section 1350

  32.2      Certification of Chief Financial Officer pursuant to U.S.C.
            Section 1350