Form 10KSB
period 2007-12-31
CVD EQUIPMENT CORP
filed 2008-03-31
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                   Form 10-KSB

(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the fiscal year ended December 31, 2007

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

    Title of each class               Name of each exchange on which registered
Common Stock, Par value $0.01                    NASDAQ Capital Markets

              Securities registered under Section 12(g) of the Act:
                                      None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

State issuer's revenues for its most recent fiscal year. $13,577,772.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive determination for other purposes: $ 7,915,873 at March 25, 2008.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,733,500 shares of Common Stock, $0.01 par value at March 25 2008.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

-------------------------------------------------------------------------------

                                     PART I

Item 1. Description of Business.

We design and manufacture customized state-of-the-art equipment used in the development, design and manufacture of advanced electronic components, materials and coatings for research and industrial applications. We offer a broad range of chemical vapor deposition, gas control and other equipment that is used by our customers to research, design and manufacture semiconductors, solar cells, carbon nanotubes, nanowires, LEDs and MEMS, and industrial coatings, as well as equipment for surface mounting of components onto printed circuit boards. Our proprietary products are generally customized to meet the particular specifications of individual customers. We also offer a number of standardized products that are based on the expertise and know how we have developed in designing and manufacturing our customized products.

Based on more than 25 years of experience, we provide leading-edge design and manufacturing solutions to our customers. We use engineering, design and manufacturing expertise to provide technologically advanced equipment that enables laboratory and research scientists to develop the precise processes for the manufacture of next generation semiconductors and other electronic components. We also develop and manufacture production equipment based on our designs. We have built a significant library of design expertise, know-how and innovative solutions to assist our customers in developing these intricate processes. This library of solutions, along with our vertically integrated manufacturing facilities, allows us to provide superior design and manufacturing solutions to our customers on a cost effective basis.

In the  fourth  quarter of 2006,  we began  implementing  a  strategy  to target opportunities in the research and development market, with a focus on higher-growth applications such as carbon nanotubes, nanowires, MEMS and LEDs. To expand our penetration into this market, we started introducing a line of proprietary standardized products and systems targeted at this market. Historically, we manufactured these products on a custom one-at-a-time basis to meet an individual customer's specific research requirements. Our new proprietary systems leverage the technological expertise that we have developed through designing these custom systems onto a standardized basic core. This core is easily adapted through a broad array of available add-on options to meet the diverse product and budgetary requirements of the research community. By manufacturing the basic core of these systems in higher volumes, we are able to reduce both the cost and delivery time for our systems. These systems, which we market and sell under the "EasyTube" product line, are sold to researchers at universities and laboratories in the United States and throughout the world.

We also grow the sales of our proprietary standard and custom systems by building on the success of our installed customer base, which includes several Fortune 500 companies. Historically, revenues have grown primarily through sales to existing customers with additional capacity needs or new requirements, as well as to new customers. We have generally gained new customers through word of mouth, the movement of personnel from one company to another, and limited print advertising and trade show attendance. We are now increasing the awareness of our company in the marketplace with results from our internal research
laboratory,   from  increased   participation   in  trade  shows,  and  internet
advertising.

The core competencies we have developed in equipment and software design, as well as in systems manufacturing, are used to engineer our finished products. Our proprietary Windows-based, real-time, software application allows for rapid configuration, and provides our customers with powerful tools to understand, optimize and repeatedly control their processes. Our vertically integrated structure allows us to control the manufacturing process, from bringing raw metal and components into our manufacturing facilities to shipping out finished products. These factors significantly reduce our costs, improve our quality and reduce the time it takes from customer order to shipment of our products.

We conduct our operations through three divisions: (1) CVD, including the First Nano product line ("CVD/First Nano"); (2) Stainless Design Concept ("SDC"); and
(3) Conceptronic, including the Research International product line ("Conceptronic/Research"). Each division operates on a day-to-day basis with its own operating manager while product development, sales and administration are managed at the corporate level.

Operating Divisions

CVD/First Nano is a supplier of state-of-the-art chemical vapor deposition systems for use in the research, development and manufacturing of semiconductors, LEDs, carbon nanotubes, nanowires, solar cells and a number of industrial applications. We utilize our expertise in the design and manufacture of chemical vapor deposition systems to work with laboratory scientists to bring state-of-the-art processes from the research laboratory into production, as well as to provide production equipment based on our designs.

SDC designs and manufactures ultra-high purity gas and chemical delivery control systems for state-of-the-art semiconductor fabrication processes, LEDs, carbon nanotubes, nanowires, solar cells and a number of industrial applications. Our systems are sold on a stand-alone basis, as well as together with our CVD/First Nano systems. In addition, SDC's field service group provides our customers with ultra-high purity equipment installations, contract maintenance and equipement removal. SDC operates out of a 22,000 square foot facility fitted with Class 10 and Class 100 clean room manufacturing space located in Saugerties, New York.

Conceptronic/Research designs and manufactures reflow ovens and rework stations for the printed circuit board assembly and semi-conductor packaging industries. Our equipment is designed to melt solder in a controlled process to form superior connections between components. This, in turn, creates complete electronic circuits for computers and telecommunication systems, as well as for the automotive and defense industries.

To address pricing pressure in what is now a mature industry for standardized reflow ovens, we have begun to offer customized products for complex heating and drying applications. We expect that this will maintain and potentially improve our future profit margins in this product line.

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

Our Chemical Vapor Deposition systems are available in a variety of models that can be used in production and laboratory research. All models can be offered with total system automation, a microprocessor control system by which the user can measure, predict and regulate gas flow, temperature, pressure and chemical reaction rates, thus controlling the process in order to enhance the quality of the materials produced. Our standard microprocessor control system is extremely versatile and capable of supporting the complete product line and most custom system requirements. These Chemical Vapor Deposition systems are priced up to $1,500,000.

Rapid Thermal Processing ("RTP") - Used to heat semiconductor materials to elevated temperatures of 1,000 degrees Celsius at rapid rates of up to 200 degrees Celsius per second. Our RTP systems are offered for implant activation, oxidation, silicide formation and many other processes. We offer systems that can operate both at atmospheric or reduced pressures. Our RTP systems are priced up to $600,000.

Annealing and Diffusion Furnaces - Used for diffusion, oxidation, implant anneal, solder reflow and other processes. The systems are normally operated at atmospheric pressure with gaseous atmospheres related to the process. An optional feature of the system allows for the heating element to be moved away from the process chamber allowing the wafers to rapidly cool or be heated in a controlled environment. Our cascade temperature control system enables more precise control of the wafers. The systems are equipped with an automatic process controller, permitting automatic process sequencing and monitoring with safety alarm provisions. Our annealing and diffusion furnace systems are priced up to $900,000.

Ultra-high Purity Gas and Liquid Control Systems - Our standard and custom designed gas and liquid control systems, which encompass, gas cylinder storage cabinets, custom gas and chemical delivery systems, gas and liquid valve manifold boxes and gas isolation boxes, provide safe storage and handling of pressurized gases and chemicals. Our system design allows for automatic or manual control from both a local and remote location. A customer order often includes multiple systems and can total up to $1,000,000.

Quartzware - We provide standard and custom fabricated quartzware used in our equipment and other customer tools. We also provide repair and replacement of existing quartzware.

Reflow Furnaces and Rework Stations - We provide standard and custom systems for the printed circuit board and surface mount technology industries. Our equipment is designed to melt solder in a controlled process to form superior connections between components, creating complete electronic circuits for computers and telecommunication systems, as well as for the automotive and defense industries.

Markets and Marketing

Due to the highly technical nature of our products, we believe it is essential to contact customers directly through our sales personnel and through a network of domestic and international independent sale representatives and distributors specializing in the type of equipment we sell. Our primary marketing activities include direct sales contacts, participation in trade shows and our internet websites. We are focusing our efforts on being in the top listings on many search engines in order to increase the number of "hits" to our websites.

Customers

We are continuing to work on expanding our product offerings. Many of these products are used in research and in production applications. We sell our products primarily to semiconductor manufacturers, institutions involved in semiconductor and electronic component research (such as universities, government and industrial laboratories) and to electronic assembly manufacturers. We have both an international and domestic installed customer base of approximately 200 customers to whom we have sold systems within the last three years. For the twelve months ended December 31, 2007 approximately 21% of our revenues were generated from foreign exports compared to 31% for the twelve months ended December 31, 2006. Sales to a single customer in any one year can exceed 10.0% of our total sales; however, we are not dependent on any single customer. In fiscal years 2007 and 2006, one customer represented 7.1% and 9.0% of our annual sales each year. No other customer represented more than 5.6% or 6.5% of our total sales in fiscal years 2007 or 2006, respectively.

Warranties

We warrant our equipment for a period of twelve to twenty four months after shipment, depending on the product, and pass along any warranties from original manufacturers of components used in our products. We provide for our own equipment servicing with in-house field service personnel. Warranty costs, including those incurred in fiscal year 2007, have been historically insignificant and expensed as incurred.

Competition

We are subject to intense competition. We are aware of other competitors that offer a substantial number of products comparable to ours. Many of our competitors (including customers who may elect to manufacture systems for internal use) have financial, marketing and other resources greater than ours. To date, we believe that each one of our three operating divisions has been able to compete in markets that include these competitors, primarily on the basis of technical performance, quality, delivery and price.

CVD/First Nano competes primarily with in-house design and engineering personnel at research and university laboratories with the capacity to design and build their own equipment internally. Due to budgetary and funding constraints, many of these customers are extremely price sensitive. CVD/First Nano also competes with companies that have substantially greater financial, marketing and other resources to develop new products and support customers worldwide, as well as smaller competitors. We believe that our systems are among the most advanced available.

SDC competes with companies that are larger than our company and have substantially greater financial, marketing and other resources than we do. We believe that SDC's gas management and chemical delivery control systems are among the most advanced available. We further believe that SDC is differentiated from our competitors through our intimate understanding of how the systems in which our products are incorporated are actually used in field applications. We have gained this understanding as a result of having designed and built complex process gas systems for CVD/First Nano as well as for a number of the world's leading semiconductor manufacturers, research laboratories and universities.

Conceptronic/Research's proprietary reflow ovens and rework stations are used by the printed circuit board assembly and semiconductor packaging industries. Conceptronic/Research also offers customized products for complex applications within the printed circuit board and other industries that use conveyor-type ovens in heating and drying applications. Our in-house design and engineering personnel develop leading edge technology for sale at competitive prices. Conceptronic/Research competes with companies that are larger than our company and have substantially greater financial, marketing and other resources than we do. We believe that our reflow ovens and rework stations are among the most advanced available having leveraged our experience in designing and building customized products for our customers.

Sources of Supply

We do not manufacture many components used in producing our products. Most of these components are purchased from unrelated suppliers. We do not have any supply contracts covering these components, although we are not dependent on a principal or major supplier and alternate suppliers are available. Subject to lead times, the components and raw materials we use in manufacturing our products are readily obtainable.

We have a fully equipped machine shop that we use to fabricate in-house most of the metal components, including the most complex designed parts of our equipment. Our investment in (CNC) machines for our machine shop has increased our efficiencies while significantly reducing costs in production. Similarly, our quartz fabrication capability is sufficient to meet our quartzware needs.

Materials procured from the outside and/or manufactured internally undergo a rigorous quality control process to ensure that the parts meet or exceed our requirements and those of our customers. Upon final assembly, all equipment undergoes a final series of complete testing to ensure maximum product performance.

Backlog

As of December 31, 2007 our order backlog was approximately $5,087,000 compared to approximately $3,565,000 at December 31 2006, an increase of 42.7%. The increase can primarily be attributed to our CVD Division. This division, inclusive of its expanded product line of First Nano equipment, continues to experience a strong demand for new equipment. The timing for completion of the backlog varies depending on the product mix; however, there is generally a one to six month lag in the completion and shipping of backlogged product. Included in the backlog are all accepted purchase orders with the exception of those that are included in our percentage-of-completion. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

Intellectual Property

Our success is dependent in part on our technology and other proprietary rights. We have historically protected our proprietary information and intellectual property such as design specifications, blueprints, technical processes and employee know-how through the use of non-disclosure agreements. We also maintain and/or assert rights in certain trademarks relating to certain of our products and product lines, and claim copyright protection from certain proprietary software and documentation.

While patent, copyright and trademark protection for our intellectual property may be important, we believe our future success in highly dynamic markets is most dependent upon the technical competence and creative skills of our personnel. We attempt to protect our trade secrets and other proprietary information through confidentiality agreements with our customers, suppliers, employees and consultants through other security measures.

Research and Development

The university research community is at the forefront of nanotechnology research, and we are focused on providing state-of-the-art systems to this market that will help bridge the gap between pioneering research and marketable products. Our research laboratory, together with a number of leading universities with whom we partner, conducts cutting-edge research on the growth of carbon nanotubes and nanowires. The results of this research could have far reaching implications concerning the use and manufacture of carbon nanotubes and nanowires for many markets. Our intention is that together we will leverage our collective expertise in this field, which will allow us to capitalize on commercial opportunities in the future. This relationship has thus far produced leading edge results, including what we believe are the largest carbon nanotube clusters yet developed. The amount spent on research and development was $715,000 (5.3% of revenue) and $513,000 (3.8% of revenue) for the years ended December 31, 2007 and December 31, 2006, respectively.

Government Regulation

We are subject to a variety of federal, state and local government regulations, such as environmental, labor and export control. We believe that we have obtained all necessary permits to operate our business and that we are in material compliance with all laws and regulations applicable to us.

We are not aware of any government regulations or requirements necessary for the sale of our products, other than certain approvals or permits which may be required for us to export certain of our products to certain foreign countries

Insurance

Some of our products are used in connection with explosive, flammable, corrosive and toxic gases. There are potential exposures to personal injury as well as property damage, particularly if operated without regard to the design limits of the systems and components. We believe that our insurance coverage is adequate. We have the following types of insurance coverage:

     o    Product liability
     o    Property and contents
     o    General liability
     o    Directors and officers
     o    Transportation
     o    Business auto
     o    General Umbrella
     o    Workers compensation
     o    Employee benefits liability

Employees

At December 31, 2007, we had 115 employees, 113 of which were full time personnel and 2 which were part time. We had 64 people in manufacturing, 27 in engineering (including research and development and efforts related to product improvement) 6 in field service, 4 in sales and marketing and 14 in general management and administration.

Item 2. Description of Property.

We maintain our headquarters at 1860 Smithtown Avenue, Ronkonkoma, New York, where we own a 50,000 square foot manufacturing facility which we purchased in March, 2002. The purchase price for the Property was $2,161,875. In addition we incurred $1,283,077 of renovations. We financed $2,700,000 of the total. The financing consisted of a loan secured by a mortgage held by GE Capital Public Finance Inc. subject to an installment sale agreement with the Town of Islip Industrial Development Agency. Payments are based upon a 15 year amortization schedule. Interest is fixed at a rate of 5.67%. Our CVD/First Nano and Conceptronic/Research divisions operate out of this facility.

Our SDC division operates out of a 22,000 square foot manufacturing facility situated on five acres of land which we purchased in December 1998 and is located at 1117 Kings Highway, Saugerties, New York. The property was purchased from Kidco Realty Corp. The purchase price for the Property was $1,400,000. We financed $900,000 of the purchase price. The financing consisted of a loan secured by a mortgage held by Kidco Realty Corp. Payments are based upon a 30-year amortization schedule, with a 10-year balloon. Interest is fixed at a rate of 7% for 10 years.

On February 8, 2008 we closed on an acquisition of a 13,300 square foot facility located at 979 Marconi Avenue, Ronkonkoma, NY 11779 through the Town of Islip Industrial Development Agency. The Property was purchased from HPG Realty Co., LLC. The total purchase price for the Property was $2,015,000. We financed approximately $1,500,000 of the purchase price. The financing consists of two loans secured by mortgages, both of which are held by Capital One, N.A. Payments upon each of the mortgages are based upon a 20-year amortization schedule, with a 10-year balloon. Interest on the $1 million mortgage is fixed at a rate of 5.67% for 10 years. Interest on the $500,000 mortgage is fixed at a rate of 3.67% for the first four years and will be adjusted for the 6 year period beginning March 1, 2012 to 200 basis points above the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of 6 years, until maturity on March 1, 2018. The facility is intended to be used for the expansion of the Company's First Nano laboratory starting in the second quarter of 2008.

Item 3. Legal Proceedings.

In September 1999, we were named in a lawsuit filed by PrecisionFlow Technologies, Inc., in the United States District for the Northern District of New York relating to comments allegedly made by CVD's President, Leonard A. Rosenbaum, concerning the intellectual property obtained in the purchase of assets of Stainless Design Corporation. We promptly filed a counterclaim for unauthorized use of our intellectual property. The plaintiff was seeking monetary damages and injunctive relief. In our counter-claim, we sought monetary damages and injunctive relief.

In May 2002, we commenced a new action against Precisionflow Technologies, Inc., in the United States District for the Northern District of New York seeking injunctive relief and monetary damages based upon copyright violations.

On September 18, 2007 a settlement was reached between the Company and PrecisionFlow Technologies, Inc. of the pending litigation. Under the terms of the settlement, all claims and counterclaims asserted by the parties in previously filed lawsuits were discontinued in consideration of which the Company will receive payments totaling $541,600 to be paid over a specific timetable as defined.

From time to time, we may become a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

Item 4. Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders, which was held on December 12, 2007, our stockholders:

     (1) Elected five nominees for directors to serve for a term ending in 2008;

     (2) Approved the selection of Moore Stephens, P.C. as the Company's independent registered public accounting firm for the year ending December 31, 2007.

     (3)  Approved the 2007 Share Incentive Plan

The following tables show the common stock votes cast with respect to the proposals identified above:

Election of Directors:
---------------------
                                                        Withheld
                                     For                Authority
                                     ---                ---------

Leonard A. Rosenbaum               4,237,633             16,714
Martin J Teitelbaum                3,909,807            344,540
Alan H. Temple Jr.                 4,237,633             16,714
Conrad J. Gunther                  4,237,323             17,024
Bruce T. Swan                      4,237,623             16,724



Proposal 2: Ratification of Moore Stephens, P.C.

                For          Against        Abstentions
                ---          -------        -----------
             4,084,964       12,200             683


Proposal 3: Approval of 2007 Share Incentive Plan

                For          Against        Broker Non-Vote        Abstentions
                ---          -------        ----------------       -----------
              2,255,994      390,104           1,602,403              5,846

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The principal market for our common stock which is traded under the symbol "CVV" was the American Stock Exchange until September 20, 2007. On that date, we transferred our listing to The NASDAQ Capital Market. The following table sets forth, for the periods indicated, the high and low closing prices of our common stock on the American Stock Exchange and The NASDAQ Capital Market.

                                                High            Low
                                                ----            ---
Year Ended December 31, 2007:
1st Quarter................................    $6.21           $4.90
2nd Quarter................................     8.95            5.28
3rd Quarter................................     6.20            4.55
4th Quarter................................     4.91            3.65

                                                High            Low
                                                ----            ---
Year Ended December 31, 2006:
1st Quarter................................    $4.21           $2.80
2nd Quarter................................     4.22            2.80
3rd Quarter................................     3.69            2.25
4th Quarter................................     7.13            3.09

As of March 18, 2008, there were approximately 76 holders of record and approximately 782 beneficial owners of our common stock, and the closing sales price of our common stock as reported on the NASDAQ Capital Market was $3.20.

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

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2007.


                                Number of securities to be   Weighted-average exercise
                                issued upon exercise of      price of outstanding         Number of securities
                                outstanding options,         options, warrants and        remaining available for
                                warrants and rights          rights                       future issuance
Plan Category

Equity compensation plans
approved by security holders(1)           465,000                      $ 3.09                       865,250

         Total                            465,000                       $3.09                       865,250
-------------------------

(1) Reflects aggregate options and restricted stock awards outstanding under our Non-Qualified Stock Option Plans and 2007 Share Incentive Plan.

Recent Sales Of Unregistered Securities

None.

Issuer Purchases Of Equity Securities

None.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Except for historical information contained herein, this "Management's Discussion and Analysis or Plan of Operation" contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to: competition in our existing and potential future product lines of business; our ability to obtain financing on acceptable terms if and when needed; uncertainty as to our future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the Company. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. We assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

We design and manufacture standard and custom state-of-the-art equipment used in the development, design and manufacture of advanced electronic components, materials and coatings for research and industrial applications. We offer a broad range of chemical vapor deposition, gas control and other equipment that is used by our customers to research, design and manufacture semi-conductors, solar cells, carbon nanotubes, nanowires, LEDs and MEMS, and industrial coatings, as well as equipment for surface mounting of components onto printed circuit boards. Our proprietary products are generally customized to meet the particular specifications of individual customers. We also offer a number of standardized products that are based on the expertise and know how we have developed in designing and manufacturing our customized products.

Based on more than 25 years of industry experience, we provide leading-edge design and manufacturing solutions to our customers. We use our engineering, design and manufacturing expertise to provide technologically advanced equipment that enables laboratory and research scientists to develop the precise processes for the manufacture of next generation semiconductors and other electronic components. We also develop and manufacture production equipment based on our designs. We have built a significant library of design expertise, know-how and innovative solutions to assist our customers in developing these intricate processes. This library of solutions, along with our vertically integrated manufacturing facilities, allows us to provide superior design and manufacturing solutions to our customers on a cost effective basis.

Results of Operations

Revenue

Revenue for the year ended December 31, 2007 was approximately $13,578,000 compared to approximately $13,356,000 for the year ended December 31, 2006, representing an increase of 1.7%. Annual revenue from the CVD division increased by approximately $1,218,000 to $8,081,000 which represents 59.5% of our total revenue during the year ended December 31, 2007, compared to $6,863,000, or 51.4% of our total revenue for the prior fiscal year. The increase in demand for our custom Chemical Vapor Deposition equipment and our First Nano, EasyTube product line has fueled this increase. Annual revenue from the SDC division decreased by approximately $540,000 to $2,589,000 which represents 19.1% of our total revenue during the year ended December 31, 2007, compared to $3,129,000, or 23.4% of our total revenue for the prior fiscal year. This decrease is primarily a result of certain SDC orders being delayed until the first quarter of 2008. Annual revenue from the Conceptronic division decreased by approximately $456,000 to $2,908,000 which represents 21.4% of our total revenue during the year ended December 31, 2007, compared to $3,364,000 or 25.2% for the prior fiscal year. The Conceptronic division continues to make improvements and reduce costs in their product offering at the same time it is focusing efforts towards a more solutions oriented approach and customized products.

Gross Profit

As a result of the increased revenues for the current year, cost of revenues increased to approximately $8,907,000 from approximately $8,672,000 for the last fiscal year, an increase of approximately $235,000. The gross profit for the current fiscal year decreased slightly to approximately $4,671,000 from last year's $4,684,000, a decrease of approximately $13,000 with a decrease in gross profit margin to 34.4% from the 35.1% experienced during the prior year. These overall decreases are due to the lower gross profit margins experienced by the SDC and Conceptronic divisions as a result of increased material costs and reduced revenues. The gross profit margin of the CVD division increased to 43.5% for the year ended December 31, 2007 compared to 42.9% for the year ended December 31, 2006 after the inclusion of $715,000 of research and development costs in the current year, a 39.4% increase, compared to $513,000 in the prior year. The SDC division's gross profit margin decreased to 18.8% for the year ended December 31, 2007 from 25.6% for the year ended December 31, 2006 as result of higher material intensive sales during 2007 as well as the effect of fixed costs on reduced revenues. The Conceptronic division's gross profit margin decreased to 19.8% for the year ended December 31, 2007 from 23.3% for the year ended December 31, 2006 as result of the division's fixed costs having a greater impact on the reduced revenues.

Selling, General and Administrative Expenses

Selling and shipping expenses were approximately $755,000 in the year ended December 31, 2007 compared to $756,000 in the year ended December 31, 2006.

General and administrative expenses were approximately $3,426,000 during the year ended December 31, 2007. This was an increase of approximately $502,000 or 17.2% compared to approximately $2,925,000 during the year ended December 31, 2006. This increase can be attributed to a combination of increased payroll and benefit costs, stock-based compensation, Sarbanes Oxley costs and other professional fees in addition to increased general insurance.

Operating Income

As a result  of the  foregoing  factors,  operating  income  for the year  ended
December  31,  2007  was   approximately   $489,000  compared  to  approximately
$1,003,000 for the year ended December 31, 2006.

Interest Expense. Net

In October, 2007, we concluded the sale of 1,380,000 shares of common stock under a registration statement filed with the Securities and Exchange Commission. As a result, we earned interest of approximately $51,000 from the temporary investment of certain net capital raising proceeds (approximately 5.0 million) for the year ending December 31, 2007 compared to minimal interest earned for 2006.

We incurred approximately $217,000 of interest expense in the year ended December 31, 2007, which was approximately $7,000 or 3.1% less than the $224,000 incurred in the year ended December 31, 2006. The primary source of this interest expense, approximately $170,000 in the current year and approximately $179,000 in the year ended December 31, 2006, was the interest expense on the mortgages for the two buildings we own. As a result of the proceeds received from the sale of the Company's common stock discussed earlier, the average outstanding debt was lower in the current year resulting in less interest expense than in the year ended December 31, 2006.

Other Income

Other income for the current year increased to approximately $563,000, an increase of $447,000 or 385% compared to $116,000 of other income generated during the year end December 31, 2006. This increase was the result of a settlement of litigation between the Company and PrecisionFlow Technologies, Inc. Under the terms of the settlement, all claims and counterclaims asserted by the parties were discontinued in consideration of which we will receive payments totaling $541,600 to be paid over a specific timetable.

Income Tax Provision

For the twelve months ended December 31, 2007, we recorded income tax expense of approximately $110,000 which related to various federal, state and local taxes. The current income tax provision was reduced by approximately $77,000 as a result of the use of available net operating losses. In 2006, we had a change in the tax accounting method of recognizing contract revenue from the completed contract method to the percentage of completion method. Contracts in progress as of December 31, 2006 are being recognized ratably over a four year period, thus increasing the current income tax provision and conversely decreasing the deferred tax provision as we recognize 25% of the tax provision annually.

Net Income

As a result of the foregoing factors, for the year ended December 31, 2007, our pre-tax income amounted to approximately $887,000, as compared to $897,000 for the same period in 2006. Net income for the year ended December 31, 2007 was approximately $777,000 as compared to $604,000 in 2006 or $.21 per basic and $.20 per diluted share as compared to $.19 per basic and diluted share for the years ended December 31, 2007 and 2006 respectively.

Liquidity and Capital Resources

In October 2007, we completed the sale of 1,380,000 shares of common stock in a public offering at $4.75 per share. The net proceeds of the sale after offering expenses and underwriting fees was approximately $5.7 million. We intend to use the net proceeds from the offering for working capital and other general corporate purposes, including possible product or business acquisitions in connection with the planned expansion of our business.

As of December 31, 2007, we had aggregate working capital of approximately $10,314,000 compared to aggregate working capital of $4,151,000 at December 31, 2006 and had available cash and cash equivalents of approximately $5,110,000 compared to approximately $257,000 in cash and cash equivalents at December 31, 2006. The increase in working capital was primarily attributable to the approximately $5.7 net cash proceeds received from our equity raise and the settlement of the PrecisionFlow litigation.

Accounts receivable, net of allowance for doubtful accounts decreased by approximately $608,000 or 25.6% at December 31, 2007 to $1,769,000 compared to $2,377,000 at December 31, 2006. This decrease is principally due to the timing of shipments and customer payments.

Inventory as of December 31, 2007 was approximately $3,016,000 representing an increase of approximately $311,000 or 11.5% over the inventory balance of $2,705,000 as of December 31, 2006. The increase in inventory was comprised of an increase in raw materials of approximately $218,000, an increase in work in process of approximately $218,000 which was partially offset by a decrease in finished goods of approximately $125,000. The build-up in work in process is primarily due to an increase in orders that we are experiencing in customized CVD products and our First Nano, EasyTube standardized product line. Accounts payable and accrued expenses at December 31, 2007 of approximately $1,880,000 was approximately $518,000 higher than it was at December 31, 2006.

As of December 31, 2007, our backlog was approximately $5,087,000, an increase of $1,522,000 or 42.7% compared to $3,565,000 at December 31, 2006. Timing for completion of the backlog varies depending on the product mix, however, there is generally a one to six month lag in the completion and shipping of backlog. Backlog from quarter to quarter can vary based on the timing of order placements and shipments. Demand for CVD and First Nano EasyTube systems continues to remain strong.

On June 1, 2007, we entered into a three year Revolving Credit Agreement with a bank permitting us to borrow on a revolving basis amounts up to $2,000,000 until June 1, 2010, at which time it will be subject to renewal. The loan will bear interest on any unpaid principal balance at a rate to be elected by us, which shall be equal to either (1) the LIBOR Rate plus 2.50% or (2) the bank's prime rate plus 1/4 of 1%. This agreement contains certain financial and other covenants, with which we were in compliance at December 31, 2007.

We had an equipment line of credit of $250,000 with that same bank. This line of credit was discontinued as of June 1, 2007 with the inception of the new three year Revolving Credit Agreement previously discussed.

In March,  2002,  we  received  from  General  Electric  Capital  Corporation  a
$2,700,000 mortgage loan, secured by the real property and building and improvements to finance and improve our facility in Ronkonkoma, New York. The mortgage loan, which has an outstanding balance as of December 31, 2007 of $1,921,439, is payable in equal monthly installments of $22,285 including interest at 5.67% per annum; pursuant to an industrial development bond purchase agreement with the town of Islip Industrial Development Agency. The final payment is due March 2017.

In April, 1999 we received from Kidco Realty Corporation a $900,000 purchase money mortgage loan, secured by the real property, building and improvements in Saugerties, New York. The mortgage loan has an outstanding balance at December 31, 2007 of $794,897 and is payable in equal monthly installments of $5,988 including interest at 7% per annum. The entire principal balance is due May 2009.

In the fourth quarter of 2006, an internal decision was made to significantly broaden the First Nano product line and pursue a significantly larger share of the R & D market with additional equipment platforms under the First Nano brand name. In 2007, we began marketing, manufacturing and selling these products. We feel comfortable we will continue to be successful with these multiple new products as well as the additional new products to be offered as their design is based on building blocks we have used in previous systems over the years.

To support the increase in our existing product sales and the development and sales of the new First Nano products, we have begun to increase our manufacturing capacity, hired additional personnel and expanded our advertising, trade shows and marketing capabilities. Additionally, on February 8, 2008 we purchased a 13,300 square foot stand-alone building to house our First Nano laboratory. We are now in the process of hiring additional personnel and purchasing additional laboratory test equipment so that we can develop new First Nano and CVD products so we can continue to stay in the forefront of Carbon Nanotube, Nanowire, Nano Material and other technology related applications.

We believe that our cash and cash equivalent positions, cash flow from operations and ability to expand our credit facilities as of December 31, 2007 and for the year then ended will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

Should we determine to grow our business more aggressively, which may include making acquisitions; we may need to raise additional funding. For this reason, as well as other reasons that arise from time to time, we may consider raising capital through equity or debt financings. Any decision to raise additional capital, as well as the determination of the appropriate vehicle for doing so, will depend on market conditions, order levels, opportunities presented to us and other factors.

Critical Accounting Policies

Revenue Recognition

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

Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment. Long-lived assets are reviewed annually for impairment or whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine if impairment exists pursuant to the requirements of Statement of Financial Accounting Standards (SFAS") No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." If the asset is determined to be impaired, the impairment loss is measured on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value. The Company had no recorded impairment charges in the statement of operations during each of the years ended December 31, 2007 and 2006.


Off-Balance Sheet Arrangements

None

Item 7. Financial Statements.

The consolidated financial statements and supplementary data required by this item are included in this annual report beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures that is designed to ensure that information required to be disclosed by the Company in this Annual Report on Form 10-KSB, and in other reports required to be filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission for such filings. As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2007. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2007, the disclosure controls and procedures were and are effective as designed to ensure that information relating to the Company and its consolidated subsidiary would be accumulated and communicated to them, as appropriate, to allow timely disclosures regarding required disclosures.

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

The following table sets for the names, ages and positions with the Company of each of our directors and executive officers.

Name                       Age     Position(s) with the Company
----                       ---     ----------------------------
Leonard A. Rosenbaum       62      Director, Chief Executive Officer, President
Alan H. Temple Jr.         74      Director, Chairman-Compensation Committee
Martin J. Teitelbaum       58      Director, Assistant Secretary
Conrad Gunther             61      Director, Chairman-Audit Committee
Bruce T. Swan              75      Director, Chairman-Nominating, Governance
                                   and Compliance Committee
Glen R. Charles            54      Chief Financial Officer, Secretary

Leonard A. Rosenbaum
--------------------

Leonard A. Rosenbaum founded the Company in 1982 and has been our President, Chief Executive Officer and has served as Chairman of the Board of Directors since that time. From 1971 until 1982, Mr. Rosenbaum was President, director and a principal stockholder of Nav-Tec Industries, a manufacturer of semiconductor processing equipment similar to the type of some of the equipment we currently manufacture. From 1966 to 1971, Mr. Rosenbaum was employed by a division of General Instrument, a manufacturer of semiconductor materials and equipment.

Alan H. Temple Jr.
------------------

Alan H. Temple Jr. has served as a member of our Board of Directors since 1987. Mr. Temple earned an MBA at Harvard University and has been President of Harrison Homes Inc., a building and consulting firm located in Pittsford, New York since 1977.

Martin J. Teitelbaum
--------------------

Martin J. Teitelbaum has served as a member of our Board of Directors since 1985. Mr. Teitelbaum is an attorney, who since 1988, has conducted his own private practice. From 1977 to 1987, Mr. Teitelbaum was a partner in the law firm of Guberman and Teitelbaum. Mr. Teitelbaum currently acts as our Assistant Secretary. Mr. Teitelbaum earned a B.A. in Political Science from the State University of New York at Buffalo and a Juris Doctor from Brooklyn Law School.

Conrad Gunther
--------------

Conrad Gunther has served as a member of our Board of Directors since 2000. Mr. Gunther has extensive experience in mergers and acquisitions and in raising capital through both public and private means. He also has extensive experience in executive management in the banking industry. He also serves on the Board of Directors of Reliance Bancorp, Childrobics and GVC Venture Corp, all public companies. For the past five years, Mr. Gunther has been the President of E-Billsolutions, a company that provides credit card processing to Internet, mail order and telephone order merchants.

Bruce T. Swan
-------------

Bruce T. Swan has served as a member of our Board of Directors since September 2003. Mr. Swan has extensive banking, export and international credit experience and has been retired for more than five years. He previously has held the positions of Deputy Manager at Brown Brothers Harriman and Co., Assistant Treasurer at Standard Brands Incorporated, Assistant Treasurer at Monsanto Corporation, Vice President and Treasurer at AM International Inc. and President and Founder of Export Acceptance Company. Mr. Swan, earned his MBA from Harvard University and is a former adjunct faculty member of New York University's Stern School of Business Administration.

Glen R. Charles
---------------

Glen R. Charles has been the Chief Financial Officer and Secretary of the Company since January, 2004. From 2002 until he joined the Company, he was the Director of Financial Reporting for Jennifer Convertibles, Inc., the owner and licensor of the largest group of sofabed specialty retail stores in the United States. From 1994 to 2002, he was the Chief Financial Officer of Trans Global Services, Inc., a provider of temporary technical services to the aerospace, aircraft, electronics and telecommunications markets. Mr. Charles has also had his own business in the private practice of accounting. Mr. Charles earned his B.S. in Accounting from the State University of New York at Buffalo.

Code Of Ethics

The Company adopted a Corporate Code of Conduct and Ethics that applies to its employees, senior management and Board of Directors, including the Chief Executive Officer and Chief Financial Officer. The Corporate Code of Conduct and Ethics is available on our web site, http://www.cvdequipment.com, by clicking on "About Us" and then clicking on "Corporate Overview."

Audit Committee

Our Board of Directors has an Audit Committee that consists of Conrad Gunther, Alan H. Temple Jr. and Bruce T. Swan. During the fiscal year ended December 31, 2007, the Audit Committee held four meetings. Pursuant to the Audit Committee Charter, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and each such independent auditor shall report directly to the Committee. The Audit Committee also reviews with management and the independent auditors, our annual audited financial statements, the scope and results of annual audits and the audit and non-audit fees of the independent registered public accounting firm. Furthermore, the Audit Committee reviews the adequacy of our internal control procedures, the structure of our financial organization and the implementation of our financial and accounting policies. Messrs. Gunther, Temple and Swan are "independent" under the requirements of the NASDAQ Stock Market.

The Board of Directors has determined that Conrad Gunther is an "audit committee financial expert" as that term is defined in the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors, officers and ten percent stockholders. To our knowledge, based solely on our review of (a) the copies of such reports and amendments thereto furnished to us and (b) written representations that no other reports were required, during our fiscal year ended December 31, 2007, all of the filings for our officers, directors and ten percent stockholders were made on a timely basis.

Item 10. Executive Compensation.

Summary Compensation TableThe following table sets forth the compensation of our chief executive officer and chief financial officer, our "named executive officers," for the year ended December 31, 2007. The Company has no executive officers other than the "named executive officers."


                                     Option
Name and                                                      Awards ($)
principal position                    Year       Salary ($)       (1)        Total ($)
------------------                    ----       ----------       ---        ---------
Leonard A. Rosenbaum                  2007        162,742        42,099       204,041
President and Chief Executive
Officer

Glen R. Charles                       2007        117,500        5,063        122,563
Secretary and Chief Financial
Officer

For the year ended December 31, 2007 Mr. Rosenbaum and Mr. Charles were paid base salaries of $162,742 and $117,500 respectively. (1) Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the compensation costs recognized by CVD in fiscal 2007 for option awards as determined pursuant to FAS 123R. These compensation costs reflect option awards granted during and prior to fiscal 2007. The assumptions used to calculate the value of option awards are set forth under Note 13 of the Notes to Consolidated Financial Statements.

Outstanding Equity Awards at December 31, 2007

                                            OPTION AWARDS
               -----------------------------------------------------------------
                  Number of         Number of
                  Securities        Securities
                  Underlying        Underlying
                  Unexercised       Unexercised       Option
                   Options           Options          Exercise       Option
                  Exercisable     Unexercisable       Price        Expiration
                     (#)               (#)             ($)            Date
Name                 ---               ---             ---            ----

Leonard A.          15,000              -               1.40           9/23/2010
Rosenbaum           14,000            7,000             4.10           9/13/2012
                     8,000           16,000             3.65          12/13/2017

Glen R. Charles      7,500            7,500             2.26           6/16/2012


2007 Director Compensation

Name                                  Option Awards (1)             Total
----                                  -----------------             -----
Alan H. Temple Jr.                         $42,099                 $42,099
Martin J. Teitelbaum                        42,099                  42,099
Conrad Gunther                              42,099                  42,099
Bruce T. Swan                               42,099                  42,099

(1) Amounts shown do not reflect compensation actually received by the named director. Instead, the amounts shown are the compensation costs recognized by CVD in fiscal 2007 for option awards as determined pursuant to FAS 123R. These compensation costs reflect option awards granted during and prior to fiscal 2007. The assumptions used to calculate the value of option awards are set forth under Note 13 of the Notes to Consolidated Financial Statements.

Directors of the Company are not regularly compensated for being on the Board of Directors. However, the Stock Option Committee which is comprised of all of the members of the Board of Directors with the exception of Leonard A. Rosenbaum has the authority to grant stock options to members from time to time. In December, 2007 the Stock Option Committee granted non-qualified stock options to purchase 24,000 shares of the Company's common stock to each member of the board of directors. These options were issued at a grant price equal to the then current market price of $3.65. These options became exercisable as to 33.3% of the underlying shares on December 12, 2007. The options become exercisable with respect to the remaining 16,000 underlying shares with options to purchase 2,000 shares becoming exercisable every 3 months beginning January 12, 2008. These options expire on December 12, 2017.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters.

The following table sets forth, as of March 10, 2008, information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent of our common stock, (b) each of our directors, (c) each of the named executive officers, and (d) all directors and executive officers and executive employees as a group. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of March 10, 2008.


                                                                 Amounts and Nature of           Percent of Class
Name and Address of Beneficial Owner(1)                         Beneficial Ownership (2)               (%)
---------------------------------------                         ------------------------               ---
Leonard A. Rosenbaum                                                   1,371,350 (3)                  29.0
Alan H. Temple Jr.                                                       192,500 (4)                   4.1
Martin J. Teitelbaum                                                      80,500 (5)                   1.7
Conrad Gunther                                                            54,500 (6)                   1.2
Bruce T. Swan                                                             43,500 (7)                    *
Glen R. Charles                                                            7,500 (8)                    *
Michael A. Roth                                                          400,000 (9)                   8.5
Brian J. Stark                                                           400,000 (9)                   8.5
Robert E. Kern Jr.                                                       250,000 (10)                  5.3
David G. Kern                                                            250,000 (10)                  5.3
All directors and executive officers and executive
employees as a group (six (6) persons)                                 1,749,850                      37.0
----------------------------
*Less than 1% of the outstanding common stock or less than 1% of the voting power

(1) The address of Messrs.Rosenbaum, Temple, Teitelbaum, Gunther, Swan and Charles is c/o CVD Equipment Corporation, 1860 Smithtown Avenue, Ronkonkoma, New York, 11779.
     The address of Messrs. Roth and Stark is 3600 South Lake Drive, St. Francis, Wisconsin 53235.
     The address of Messrs. Kern Jr. and Kern is 114 West 47th Street, New York, NY 10036

(2) All of such shares are owned directly with sole voting and investment power, unless otherwise noted below.

(3) Includes options to purchase 29,500 shares of our common stock. Does not include options to purchase 15,500 shares of common stock

(4) Includes options to purchase 33,000 shares of our common stock. Does not include options to purchase 15,500 shares of common stock.

(5) Includes 2,000 shares held by Mr. Teitelbaum's wife as to which beneficial ownership thereof is disclaimed by Mr. Teitelbaum and options to purchase 44,500 shares of our common stock. Does not include options to purchase 15,500 shares of common stock.

(6) Includes options to purchase 44,500 shares of our common stock. Does not include options to purchase 15,500 shares of common stock.

(7) Includes options to purchase 29,500 shares of our common stock. Does not include options to purchase 15,500 shares of common stock.

(8) Includes options to purchase 7,500 shares of our common stock. Does not include options to purchase 7,500 shares of common stock.

(9) Mr. Roth and Mr. Stark share voting and investment power and beneficially own a total of 400,000 shares of common stock. Mr. Roth and Mr. Stark are the managing members of Stark Offshore Management LLC, which acts as investment manager and has sole power to direct the management of Stark Master Fund Ltd. which directly owns 400,000 shares of common stock. The address of Stark Master Fund Ltd. Is 3600 South Lake Drive, St. Francis, Wisconsin 53235.

(10) R. Kern and D. Kern as controlling members of Kern Capital Management ("KCM") may be deemed the beneficial owners of the securities of the company owned by KCM in that they might be deemed to share the power to direct the voting or disposition of the securities. R. Kern and D. Kern are the Managing Members of Innovation, which serves as the General Partner of Redpoint, and may be deemed the beneficial owner of securities of the company owned by Redpoint.


See Item 5, Market for Registrant's Common Equity and Related Stockholder Matters, under the heading "Equity Compensation Plan Information" for information regarding our securities authorized for issuance under equity compensation plans.

Item  12.  Certain   Relationships  and  Related   Transactions,   and  Director
Independence.

Related Person Transactions

Martin J. Teitelbaum, a director of the Company, is also our general legal counsel. Fees paid to Mr. Teitelbaum for the three years ended December 31, 2007 were approximately $133,000, $34,000 and $35,000.

Director Independence

The current members of our Board of Directors are Leonard A. Rosenbaum, Alan H. Temple Jr., Martin J. Teitelbaum, Conrad Gunther and Bruce T. Swan. Messrs. Gunther, Temple, and Swan are "independent" as defined under Rule 4200 of the Nasdaq Stock Market.



Item 13. Exhibits.

3.1 Certificate of Incorporation dated October 12, 1982 of Certificate of Corporation incorporated herein by reference to Exhibit 3.1 to our Form S-1 filed on July 3, 2007.

3.2 Certificate of Amendment dated April 25, 1985 of Certificate of Corporation incorporated herein by reference to Exhibit 3.1 to our Form S-1 filed on July 3, 2007.

3.3  Certificate   of  Amendment   dated  August  12,  1985  of  Certificate  of
     Corporation incorporated herein by reference to Exhibit 3.1 to our Form S-1 filed on July 3, 2007.

3.4  Bylaws of CVD Equipment  Corporation,  incorporated  herein by reference to
     Exhibit 3.2 to our Form S-1 filed on July 3, 2007.

10.1 Form of Non-Qualified Stock Option Agreement with certain directors, officers and employees of CVD Equipment Corporation incorporated herein by reference to our Registration Statement on Form S-8 No. 33-30501, filed August 15, 1989.*

10.2 Purchase a 22,000 square foot facility from Kidco Realty incorporated herein by reference to our Form 8-K filed on December 31, 1998.

10.3 CVD Equipment Corporation 2001 Stock Option Plan incorporated herein by reference to Exhibit 3.1 to our Form S-1 filed on July 3, 2007.*

10.4 Form of Non-Qualified Stock Option Agreement incorporated herein by reference to Exhibit 3.1 to our Form 10KSB filed on March 26, 2007.*

10.5 Revolving Credit Agreement between CVD Equipment Corporation and North Fork Bank dated June 1, 2007 incorporated herein by reference to our Form 8-K filed on June 6, 2007.

10.6 1989 Key Employee Stock Option Plan incorporated herein by reference to Amendment No. 1 to our Form S-1 filed on August 7, 2007.

10.7 CVD Equipment Corporation 2007 Share Incentive Plan incorporated herein by reference to our Schedule 14A filed November 5, 2007.

10.8 Contract of sale between CVD Equipment Corporation and HPG Realty Co., LLC for the purchase of a 13,300 square foot facility located at 979 Marconi Avenue, Ronkonkoma, NY 11779.

10.9 Assignment, Assumption and Amendment Agreement by and among Town of Islip Industrial Development Agency, North Fork Bank, HPG Realty Co., LLC, Tri-Start Electronics, Inc., and CVD Equipment Corporation dated February 8, 2008.

10.10 Lease Agreement between Town of Islip Industrial Development Agency and HPG Realty Co., LLC dated February 1, 2004.

10.11 Payment-In-Lieu-Of-Tax Agreement dated February 1, 2004 between Town of Islip Industrial Development Agency, HPG Realty Co., LLC, and Tri-Start Electronics, Inc.

10.12 Mortgage Note between North Fork Bank dated February 8, 2008 in the principal amount of $1,000,000.

10.13 Mortgage Note between North Fork Bank dated February 8, 2008 in the principal amount of $500,000.

21.1 Subsidiaries.

23.1 Consent of Moore Stephens, P.C. (S-1)

23.2 Consent of Moore Stephens, P.C. (S-8)

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 Section 1350 Certification of Principal Executive Officer.

32.2 Section 1350 Certification of Principal Financial Officer.
-------------------
* Management contract or compensatory plan or arrangement required.


Item 14. Principal Accountant Fees and Services.

The following presents fees for professional audit services rendered by Moore Stephens, P.C. for the audit of our financial statements for the years ended December 31, 2007 and December 31, 2006.

Audit Fees

The aggregate fees billed by Moore Stephens, P.C,. for the annual audit of the Company, unaudited quarterly reviews of financial statements including the Company's reports on Form 10-Q and services normally provided by them in connection with statutory and regulatory filings, including the Company's registration statement related to our 2007 public offering, for fiscal years 2007 and 2006, were $114,328 and $76,750, respectively.

Audit- Related Fees

We did not incur any audit-related fees in 2007 or 2006.

Tax Fees

Tax fees consisted primarily of tax preparation of the 2006 and 2005 annual tax returns. The aggregate fees billed by Moore Stephens P.C. for such services were $8,575 in 2007 and $8,500 in 2006.

All Other Fees

Other fees consisted of advisory services provided by Moore Stephens relating to the Company's Share Incentive Plan and Sarbanes Oxley requirements. The aggregate fees billed by Moore Stephens for such services were $3,835 in 2007 and $0 in 2006.

Audit Committee Approval

The engagement of the Company's independent registered public accounting firm is pre-approved by the Company's Audit Committee. The Audit Committee pre-approves all fees billed and all services rendered by the Company's independent registered public accounting firm.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CVD EQUIPMENT CORPORATION

                            By: /s/ Leonard A. Rosenbaum
                            ----------------------------
                            Name: Leonard A. Rosenbaum
                            Title:    President and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.


         NAME                                        POSITION                             DATE
         ----                                        --------                             ----

/s/  Leonard A Rosenbaum          President, Chief Executive Officer and Director       March 31, 2008
------------------------
Leonard A. Rosenbaum              (Principal Executive Officer)

/s/  Alan H. Temple Jr.           Director                                              March 31, 2008
-----------------------
Alan H. Temple Jr.

/s/  Martin J. Teitelbaum         Director and Assistant Secretary                      March 31, 2008
-------------------------
Martin J. Teitelbaum

/s/  Conrad Gunther               Director                                              March 31, 2008
-------------------
Conrad Gunther

/s/  Bruce T. Swan                Director                                              March 31, 2008
------------------
Bruce T. Swan

/s/  Glen R. Charles              Chief Financial Officer and Secretary                 March 31, 2008
--------------------              (Principal Financial and Accounting Officer)
Glen R. Charles



                                  EXHIBIT INDEX


3.1 Certificate of Incorporation dated October 12, 1982 of Certificate of Corporation incorporated herein by reference to Exhibit 3.1 to our Form S-1 filed on July 3, 2007.

3.2 Certificate of Amendment dated April 25, 1985 of Certificate of Corporation incorporated herein by reference to Exhibit 3.1 to our Form S-1 filed on July 3, 2007.

3.3  Certificate   of  Amendment   dated  August  12,  1985  of  Certificate  of
     Corporation incorporated herein by reference to Exhibit 3.1 to our Form S-1 filed on July 3, 2007.

3.4  Bylaws of CVD Equipment  Corporation,  incorporated  herein by reference to
     Exhibit 3.2 to our Form S-1 filed on July 3, 2007.

10.1 Form of Non-Qualified Stock Option Agreement with certain directors, officers and employees of CVD Equipment Corporation incorporated herein by reference to our Registration Statement on Form S-8 No. 33-30501, filed August 15, 1989.*

10.2 Purchase a 22,000 square foot facility from Kidco Realty incorporated herein by reference to our Form 8-K filed on December 31, 1998.

10.3 CVD Equipment Corporation 2001 Stock Option Plan incorporated herein by reference to Exhibit 3.1 to our Form S-1 filed on July 3, 2007.*

10.4 Form of Non-Qualified Stock Option Agreement incorporated herein by reference to Exhibit 3.1 to our Form 10KSB filed on March 26, 2007.*

10.5 Revolving Credit Agreement between CVD Equipment Corporation and North Fork Bank dated June 1, 2007 incorporated herein by reference to our Form 8-K filed on June 6, 2007.

10.6 1989 Key Employee Stock Option Plan incorporated herein by reference to Amendment No. 1 to our Form S-1 filed on August 7, 2007.

10.7 CVD Equipment Corporation 2007 Share Incentive Plan incorporated herein by reference to our Schedule 14A filed November 5, 2007.

10.8 Contract of sale between CVD Equipment Corporation and HPG Realty Co., LLC for the purchase of a 13,300 square foot facility located at 979 Marconi Avenue, Ronkonkoma, NY 11779.

10.9 Assignment, Assumption and Amendment Agreement by and among Town of Islip Industrial Development Agency, North Fork Bank, HPG Realty Co., LLC, Tri-Start Electronics, Inc., and CVD Equipment Corporation dated February 8, 2008.

10.10 Lease Agreement between Town of Islip Industrial Development Agency and HPG Realty Co., LLC dated February 1, 2004.

10.11 Payment-In-Lieu-Of-Tax Agreement dated February 1, 2004 between Town of Islip Industrial Development Agency, HPG Realty Co., LLC, and Tri-Start Electronics, Inc.

10.12 Mortgage Note between North Fork Bank dated February 8, 2008 in the principal amount of $1,000,000.

10.13 Mortgage Note between North Fork Bank dated February 8, 2008 in the principal amount of $500,000.

21.1 Subsidiaries.

23.1 Consent of Moore Stephens, P.C. (S-1)

23.2 Consent of Moore Stephens, P.C. (S-8)

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1 Section 1350 Certification of Principal Executive Officer.

32.2 Section 1350 Certification of Principal Financial Officer.
-------------------
* Management contract or compensatory plan or arrangement required.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                                         Page No.
                                                                                         -------

Report of Independent Registered Public Accounting Firm                                     F1

Financial Statements:

Consolidated Balance Sheets as of December 31, 2007 and 2006                                F2

Consolidated Statements of Operations for the years ended December 31, 2007 and
2006                                                                                        F3

Consolidated Statements of Stockholders' Equity for the years ended December 31,
2007 and 2006                                                                               F4

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and
2006                                                                                        F5

Notes to Consolidated Financial Statements                                                  F6


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of CVD Equipment Corporation
   Ronkonkoma, New York

We have audited the accompanying consolidated balance sheets of CVD Equipment Corporation and Subsidiary as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CVD Equipment Corporation and Subsidiary as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31 2007, in conformity with accounting principles generally accepted in the United States of America.

We are not engaged to examine management's assertion about the effectiveness of CVD Equipment Corporations internal controls over financial reporting as of December 31, 2007 and, accordingly, we do not express an opinion thereon.


                                                /s/ Moore Stephens, P.C.
                                                ------------------------------
                                                MOORE STEPHENS, P.C.
                                                Certified Public Accountants.


Cranford, New Jersey
March 24, 2008

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


                                                                             2007                               2006
                                                                    ------------------------           -----------------------
ASSETS
Current Assets
     Cash and cash equivalents                                       $            5,110,447                 $         257,341
     Accounts receivable, net                                                     1,769,265                         2,377,069
     Investments                                                                    251,130                           251,130
     Cost and estimated earnings in excess
        of billings on uncompleted contracts                                      1,847,288                           716,663
     Inventories                                                                  3,015,635                         2,704,506

     Deferred income taxes - current                                                 90,774                              -
     Other current assets                                                           379,360                           118,300
                                                                    ------------------------           -----------------------

     Total Current Assets                                                        12,463,899                         6,425,009

Property, plant and equipment, net                                                5,055,727                         4,778,807

Deferred income taxes - non-current                                                 266,077                           232,956

Other assets                                                                      1,114,637                           708,114

Intangible assets, net                                                              106,566                           105,775
                                                                    ------------------------           -----------------------
     Total Assets                                                    $           19,006,906                   $    12,250,661
                                                                    ========================           =======================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term debt                            $              222,193                   $       223,653

     Short-term notes payable                                                          -                              210,000

     Short-term debt                                                                   -                                2,109
     Accounts payable                                                               517,934                           640,771
     Accrued expenses                                                             1,245,819                           686,771
     Accrued professional fees - related party                                      116,165                            35,000
     Deferred revenue                                                                47,444                           212,250

     Deferred tax liability-current                                                    -                              263,396
                                                                    ------------------------           -----------------------

     Total Current Liabilities                                                    2,149,555                         2,273,950
Long-term Debt, net of current portion                                            2,678,421                         2,776,801
                                                                    ------------------------           -----------------------
     Total Liabilities                                                            4,827,976                         5,050,751
                                                                    ------------------------           -----------------------


Commitments and Contingencies                                                          -                                 -

Stockholders' Equity:
     Common stock - $0.01 par value -10,000,000 shares
     authorized; issued &
     outstanding, 4,718,500 shares at December 31, 2007
     and 3,250,500 shares at December 31, 2006                                       47,185                           32,505
     Additional paid-in capital                                                   9,592,728                        3,405,474
     Retained earnings                                                            4,539,017                        3,761,931
                                                                    ------------------------           -----------------------
     Total Stockholders' Equity                                                  14,178,930                        7,199,910
                                                                    ------------------------           -----------------------

     Total Liabilities and Stockholders' Equity                      $           19,006,906                   $    12,250,661
                                                                    ========================           =======================


                        The accompanying notes are an integral part of the consolidated financial statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


                                                                       2007                              2006
                                                              -----------------------           ------------------------

Revenue                                                        $          13,577,772                   $     13,355,778

Costs of revenue                                                           8,906,785                          8,671,839
                                                              -----------------------           ------------------------

Gross profit                                                               4,670,987                          4,683,939
                                                              -----------------------           ------------------------

Operating expenses
     Selling and shipping                                                    755,324                            756,122
     General and administrative                                            3,370,914                          2,899,702
     Related party - professional fees                                        55,489                             25,000
                                                              -----------------------           ------------------------

Total operating expenses                                                   4,181,727                          3,680,824

Operating income                                                             489,260                          1,003,115
                                                              -----------------------           ------------------------

Other income (expense):

     Interest income                                                          51,166                                866
     Interest expense                                                       (216,655)                         (223,509)
     Other income                                                            562,974                            116,441
                                                              -----------------------           ------------------------
Total other (expense), net                                                   397,485                          (106,202)
                                                              -----------------------           ------------------------

Income before income tax                                                     886,745                            896,913
Income tax (expense)                                                        (109,659)                         (292,587)
                                                              -----------------------           ------------------------

Net income                                                     $             777,086                    $       604,326
                                                              =======================           ========================




Basic earnings per common share                                              $  0.21                           $   0.19
Diluted earnings per common share                                            $  0.20                           $   0.19

Weighted average common shares outstanding
basic earnings per share                                                   3,667,833                          3,169,177

Weighted average common shares outstanding
diluted earnings per share                                                 3,825,271                          3,263,533






                The  accompanying  notes  are an  integral  part of the  consolidated  financial statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


                                                                      Additional                                      Total
                                       Common          Stock          Paid -In              Retained             Stockholders'
                                       Shares          Amount          Capital               Earnings                Equity
                                       ------          ------          -------               --------                ------

Balance - December 31, 2005         3,127,800        $ 31,278          $3,049,362            $ 3,157,605          $   6,238,245

Exercise of stock options             122,700           1,227             186,848                                       188,075

Stock based compensation                                                  169,264                                       169,264

Net Income                                                                                       604,326                604,326
                             ---------------------------------    -------------------   --------------------   --------------------

Balance - December 31, 2006         3,250,500        $ 32,505          $3,405,474            $ 3,761,931          $   7,199,910

Exercise of stock options              88,000             880             163,595                                       164,475

Stock based compensation                                                  254,157                                       254,157

Issuance of common stock
under public offering               1,380,000          13,800           5,769,502                                     5,783,302

Net Income                                                                                       777,086                777,086
                             ---------------------------------    -------------------   --------------------   --------------------

Balance - December 31, 2007         4,718,500     $    47,185          $9,592,728            $ 4,539,017            $ 14,178,930
                             ================     ============    ===================   ====================   ====================






                        The accompanying notes are an integral part of the consolidated financial statements


                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006



                                                                             2007                              2006
                                                                    -----------------------           ------------------------
Cash flows from operating activities:
     Net income                                                      $             777,086                 $          604,326
     Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization                                                 436,171                            358,050
     Stock - based compensation                                                    254,157                            169,264
     Deferred taxes                                                              (296,517)                            272,428
     Bad debt provision                                                              5,371                            (1,380)
     Changes in operating assets and liabilities
     Accounts receivable                                                           602,433                          (482,024)
     Investments                                                                     -                              (251,130)
     Cost in excess of billings on uncompleted contracts                       (1,130,625)                          (121,596)
     Inventories                                                                 (311,129)                          (552,354)
     Other current assets                                                        (351,834)                           (68,703)

     Other assets                                                                (133,300)                               -
      Accounts payable                                                           (122,837)                             11,152
      Accrued expenses                                                             640,213                            132,508

      Deferred revenue                                                           (164,806)                               -
                                                                    -----------------------           ------------------------
     Net cash provided by operating activities                                     204,383                             70,541
                                                                    -----------------------           ------------------------

Cash flows from investing activities:
     Capital expenditures                                                        (575,558)                          (224,903)
     Deposits                                                                    (411,546)                           (13,762)
                                                                    -----------------------           ------------------------
Net cash used in investing activities                                            (987,104)                          (238,665)
                                                                    -----------------------           ------------------------

Cash flows from financing activities
     Repayments on bank line of credit - net                                     (210,000)                            112,110
     Proceeds from long-term debt                                                  139,510                             90,000
     Payments of long-term debt                                                  (241,460)                          (230,174)

     Net proceeds from issuance of common stock                                  5,783,302                              -
     Net proceeds from stock options exercised                                     164,475                            188,075
                                                                    -----------------------           ------------------------
Net cash provided by financing activities                                        5,635,827                            160,011
                                                                    -----------------------           ------------------------

Net increase (decrease) in cash and cash equivalents                             4,853,106                            (8,113)

Cash and cash equivalents at beginning of year                                     257,341                            265,454
                                                                    -----------------------           ------------------------

Cash and cash equivalents at end of year                             $           5,110,447                  $         257,341
                                                                    =======================           ========================



                The accompanying notes are an integral part of the consolidated financial statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Note 1 - Business Description

CVD  Equipment   Corporation  and  Subsidiary  (the   "Company"),   a  New  York
corporation, was organized and commenced operations in October 1982. Its principal business activities include the manufacturing of chemical vapor deposition equipment, customized gas control systems, the manufacturing of process equipment suitable for the synthesis of a variety of one-dimensional nanostructures and nanomaterials and a line of furnaces all of which are used primarily to produce semiconductors and other electronic components. The Company engages in business throughout the United States and internationally.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of CVD Equipment Corporation and its wholly owned subsidiary. In December 1998 , a subsidiary, Stainless Design Concepts, Ltd., was formed as a New York Corporation. In April 1999, this subsidiary was merged into CVD Equipment Corporation. The Company has one inactive subsidiary, CVD Materials Corporation as of December 31, 2007 and
2006. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

The asset, "Costs and estimated earnings in excess of billings on uncompleted contracts," represents revenues recognized in excess of amounts billed.

The  liability,   "Billings  in  excess  of  costs  on  uncompleted  contracts,"
represents amounts billed in excess of revenues earned.

Investments
-----------

Investments in unconsolidated companies in which the Company owns less then a 20% interest or otherwise does not exercise a significant influence are carried at cost.

Inventories
-----------

Inventories are valued at the lower of cost (determined on the first-in, first-out method) or market.

Reclassifications
-----------------

Certain items have been reclassified in the 2006 financial statements to conform to the 2007 presentation. These reclassifications have no effect on the net income previously reported.

Income Taxes
------------

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

Long-Lived Assets
-----------------

Long-lived assets consist primarily of property, plant and equipment. Long-lived assets are reviewed annually for impairment or whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset's carrying value to determine if impairment exists pursuant to the requirements of Statement of Financial Accounting Standards (SFAS") No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." If the asset is determined to be

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

impaired, the impairment loss is measured on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value. The Company had no recorded impairment charges in the statement of operations during each of the years ended December 31, 2007 and 2006.

Computer Software
----------------

The Company follows Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs totaled $6,668 and $123,115 for the years ended December 31, 2007 and 2006 respectively and are included in Other Assets. All computer software is amortized using the straight-line method over its useful life of three years. Amortization expense related to computer software totaled $148,049 and $37,194 for the years ended December 31, 2007 and 2006, respectively.

Intangible Assets
-----------------

The cost of intangible assets is being amortized on a straight-line basis over their useful lives ranging from 5 to 20 years. Amortization expense recorded by the Company in 2007 and 2006 totaled $27,322 and $18,027 respectively.

Research & Development
----------------------

Research and development costs are expensed as incurred.

Bad Debts
---------

Accounts receivables are presented net of an allowance for doubtful accounts of $12,588 and $7,217 as of December 31, 2007 and 2006, respectively. The allowance is based on historical experience and management's evaluation of the collectibility of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in economic and customer conditions.

Product Warranty
----------------

The Company records warranty costs as incurred and does not provide for possible future costs. Management estimates such costs are immaterial based on historical experience. However, it is reasonably possible that this estimate may change in the future.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Advertising Costs
-----------------

The Company expenses advertising and trade show costs which are not expected to benefit future periods. These expenses which are included in selling and shipping expenses were $144,059 and $57,508 in 2007 and 2006, respectively.

Earnings Per Share
------------------

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

Concentration of Credit Risk
----------------------------

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


Fair value of Financial Instruments
-----------------------------------

The  carrying  amounts  of  financial   instruments   including  cash  and  cash
equivalents, accounts receivable, accounts payable and accrued expenses, approximate fair value due to the relatively short maturity of these instruments. The carrying value of long-term debt approximates fair value based on borrowing rates currently available for loans with similar terms and maturities.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Stock-Based Compensation
------------------------

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

Shipping and Handling
---------------------

It is the Company's policy to include freight in total sales. The amount included in sales was $31,162 and $34,214 for the years ended December 31, 2007 and 2006, respectively. Included in selling and shipping is $116,062 and $98,138 for shipping and handling costs for 2007 and 2006, respectively.


Recently Issued Accounting Standards
------------------------------------

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115," which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

In  December  2007,  the FASB  issued  SFAS No. 141  (revised  2007),  "Business
Combinations" (SFAS 141(R)), which replaces SFAS No. 141, "Business Combinations." SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements and believe it could have a significant impact if business combinations are consummated. However, the effect of which is indeterminable as of December 31, 2007.

In December 2007, the FASB issued Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51." This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51's consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006


In March 2008,  the  Financial  Accounting  Standards  Board (FASB)  issued FASB
Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

Note 3 - Supplemental Cash Flow Information

During 2007, options to purchase 206,000 common shares were issued to certain employees and members of the board of directors. The exercise price for all options granted in 2007 was equal to or greater than the fair market value per share on the date the option was granted and no compensation cost was recognized. New equipment costing $180,196 was purchased during the year for $156,481 in cash and traded in equipment with a carrying value of $23,715.

During 2006, certain assets in property, plant and equipment, with a net book value of $84,897 were reclassified into inventory. Options to purchase 10,000 common shares were issued to an employee. The option price for all options granted was equal to or greater than the fair market value per share on the date the option was granted and no compensation cost was recognized.



                                                2007           2006
                                                ----           ----

Cash paid during the year for:
    Income taxes, net of refunds             $   39,446        $  10,047
    Interest                                    217,570          222,861

Note 4 - Investments

In 2006, the Company sold equipment at the selling price of $251,130 to a Customer for a purchase price of one hundred four thousand, four hundred eighty two (104,482) shares of a non-public company's common stock, par value $.001 per share. Between July 19, 2007 and July 31, 2007, the Company has the option to

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

demand that the Customer make cash payment i.e.: two hundred fifty-one thousand, one hundred thirty 00/100 U.S. dollars ($251,130) for the equipment, the amount that would have been required had the Customer made cash payment for the equipment on July 19, 2006 in exchange for the return of said stock.The Customer's obligation to make such payment pursuant to the terms of the option is secured by a perfected lien upon the subject equipment and the Company's right to execute upon the aforesaid common stock. In the event the Customer does not make full payment, the Company has also reserved the right to maintain plenary proceedings against the Customer for the purpose of recovering such sums as may be due as well as the right to obtain a deficiency judgment in the event that the collateral in the equipment and stock is insufficient to discharge said obligation.

The Company agreed to extend the option to demand cash payment to the period between December 1, 2007 and March 12, 2008 in exchange for fifty thousand (50,000) shares of the customer's common stock.

On February 19, 2008, the Company exercised its cash payment option demanding the cash payment of $251,130.

Note 5 - Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

                                                                  2007                    2006
                                                                  ----                    ----

Costs incurred on uncompleted contracts              $         1,887,022  $            1,509,672
             Estimated earnings                                2,158,386               2,015,836
                                                               ---------               ---------
                                                               4,045,408               3,525,508
             Billings to date                                 (2,198,120)             (2,808,845)
                                                             -----------             -----------
                                                     $         1,847,288  $              716,663
                                                               =========                 =======

                                                                  2007                    2006
                                                                  ----                    ----

Included in accompanying balance sheets Under the following caption:

Costs and estimated earnings in excess
   of billings on uncompleted contracts              $         1,847,288  $              716,663
                                                               =========                 =======

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Note 6 - Inventories
Inventories consist of:
                                                                                2007               2006
                                                                                ----               ----

Raw materials                                                       $       1,077,756       $       860,085
Work-in-process                                                             1,733,738             1,515,460
Finished goods                                                                204,141               328,961
                                                                              -------               -------

                                                                    $       3,015,635       $     2,704,506
                                                                            =========             =========

Note 7 - Property, Plant and Equipment, Net

Major classes of property, plant and equipment, net consist of the following:

                                                                                2007                2006
                                                                                ----                ----
Land                                                              $          760,000      $         760,000
Buildings                                                                  2,815,839              2,815,839
Building improvements                                                      1,407,308              1,398,054
Machinery and equipment                                                    1,765,606              1,379,656
Capitalized labor and overhead                                               216,602                216,602
Furniture and fixtures                                                       289,741                236,419
Computer equipment                                                           267,765                250,419
Transportation equipment                                                      74,709                 74,709
Lab equipment                                                                 42,445                   -
      Totals at cost                                                       7,640,015              7,131,698
                                                                           ---------              ---------
Accumulated depreciation and amortization                                (2,584,288)            (2,352,891)
                                                                         -----------            -----------
                                                                  $        5,055,727      $       4,778,787
                                                                           ---------              ---------

Depreciation and amortization expense (1)                         $          436,171      $         358,050
                                                                             =======                =======

(1) Includes amortization expense of $179,714 and $57,126 for the years ending December 31, 2007 and 2006 respectively. Such amortization expense relates to other capitalized and intangible assets

During 2007, certain assets in property, plant and equipment were traded in exchange for new assets with no resulting gain or loss.

During 2006, certain assets in property, plant and equipment, with a net book value of $84,897 were reclassified into inventory.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Note 8 - Intangible Assets, Net

Intangible assets, net are summarized as follows:



December 31, 2007
------------------


                          Weighted Average                              Net of
                          Amortization            Accumulated       Accumulated
Intangible Assets         Period         Cost     Amortization      Amortization
--------------------      ------------------------------------------------------

Licensing Agreement          5          $ 10,000   $ 10,000             $0
Patents & Copyrights        14            32,019     19,376           12,643
Intellectual Property       15           100,000     43,336           56,664
Certifications               3            55,775     18,516           37,259
Other                        5            21,492     21,492              0
                                     -------------------------------------------
          Totals                        $219,286   $112,720           $106,566
                                        ========   ========           ========

December 31, 2006
-----------------

                          Weighted Average                              Net of
                          Amortization            Accumulated       Accumulated
Intangible Assets         Period         Cost     Amortization      Amortization
--------------------      ------------------------------------------------------

Licensing Agreement          5         $ 10,000     $ 10,000            $0
Patents & Copyrights        14           32,019       16,924          15,095
Intellectual Property       15          100,000       36,669          63,331
Certifications               3           27,661        4,610          23,051
Other                        5           21,492       17,194           4,298


          Totals                       $191,172      $85,397        $105,775
                                       ========      =======        ========

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2007 is as follows:

Year Ended
December 31,

2008                                          $  27,710
2009                                             21,600
2010                                             12,304
2011                                              7,619
2012                                              7,619
Thereafter                                       29,714
                                            -----------

 Total                                         $106,566
                                               ========



Note 9 - Financing Arrangements

The Company has a $2 million three-year revolving credit facility with a bank permitting it to borrow on a revolving basis until June 1, 2010. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR rate plus 2.50% or (ii) the bank's Prime Rate plus .25%. The amounts outstanding on the facility as of December 31, 2007 and 2006 were $0 and $210,000, respectively. The prime rate was 7.25% and 8.25% at December 31, 2007 and 2006 respectively. The weighted average interest rate on the Company's short-term borrowings for 2007 and 2006 was 8.77% and 8.71% respectively.

Note 10 - Long-term Debt

Long-term debt consists of the following:

                                                                           2007                        2006
                                                                           ----                        ----
KIDCO REALTY CORP.
        $900,000 purchase money mortgage secured by
        real property, building and improvements in
        Saugerties, New York; payable in equal monthly
        installments of $5,988 including interest at
        7% per annum; entire principal comes due in
     May 2009.                                                        $   794,897                     $   810,508


                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

                                                                           2007                        2006
                                                                           ----                        ----


GENERAL ELECTRIC CAPITAL CORPORATION
        $2,700,000 mortgage payable secured by real
        monthly installments of $22,285, including
        interest at 5.67% per annum; pursuant to an
        installment sale agreement with the Town of
        Islip Industrial Development Agency; final
        payment due March 2017.                                         1,921,439                        2,075,148

CAPITAL ONE BANK
        Sixty month installment note; payable in
        monthly installments of $4,922, including
        interest at 7.74% per annum; final payment
        due August 2007; collateralized by certain
        equipment                                                            0                              37,768

CAPITAL ONE BANK
        Sixty month installment note, payable
        in monthly installments of $1,776,
        including interest at 6.75% per annum;
        final payment due January 2011,
        collateralized by certain
        equipment.                                                         60,487                           77,030

CAPITAL ONE BANK
        Sixty month installment note, payable
        in monthly installments of $2,770, including
        interest at 7.01 per annum; final payment due
        April 2012, collateralized by certain
        equipment.                                                        123,791                              ---
                                                                     ------------                         ---------

                                                                        2,900,614                        3,000,454
        Less: Current maturities                                          222,193                          223,653
                                                                       ----------                        ---------
                                                                   $    2,678,421                  $     2,776,801
                                                                   ===============                 ===============

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Future maturities of long-term debt are as follows:
         Year ended December 31, 2008             $    222,193
         Year ended December 31, 2009                  996,756
         Year ended December 31, 2010                  231,621
         Year ended December 31, 2011                  227,500
         Year ended December 31, 2012                  214,703
                           Thereafter                1,007,841
                                                     ---------
                                                  $  2,900,614
                                                  ============
Note 11 - Earnings per Share

The calculation of basic and diluted weighted average common shares outstanding is as follows:

                                                                       2007                      2006
                                                                       ----                      ----
Weighted average common shares outstanding
basic earnings per share                                            3,667,833                   3,169,177

Effect of potential common share issuance:
         Stock options                                                157,438                      94,356
                                                                    ---------                  ----------

Weighted average common shares outstanding
Diluted earnings per share                                          3,825,271                  3,263,533
                                                               ==============                  =========

Outstanding options to purchase 10,000 and 117,500 shares at December 31, 2007 and December 31, 2006, respectively, were not included in the diluted earnings per share calculation, because the exercise price was higher than the market price. These options may dilute the earnings per share calculation in the future periods.

Note 12 - Income Taxes
The provision (benefit) for income taxes includes the following:
                                                                       2007                      2006
                                                                       ----                      ----
         Current:
             Federal                                          $      402,888            $         18,437
             State                                                    94,029                       1,722
                                                                    ---------                  ----------
                  Total Current Provision                            496,917                      20,159
         Deferred:
             Federal                                                (326,125)                    223,888
             State                                                  ( 61,133)                     48,540
                                                               ----------------          ----------------
               Total Deferred Provision                             (387,258)                    272,428
                                                              ----------------          ----------------
                                                              $      109,659            $        292,587
                                                              ===============           =================

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

In 2007, the Company was required to change its accounting method for tax purposes from the completed contract to percentage of completion. Under the provisions of the tax law, the company elected under Internal Revenue Code
Section 481(a) to report the additional deferred revenue for tax reporting purposes of approximately $2,000,000, or approximately $500,000 per year, ratably over the four year period ended December 31, 2010.

The Company has New York State investment tax credit carryforwards of approximately $263,000 that may be offset against future state tax liabilities through the year 2019 and other state tax credits totaling approximately $323,000 which may be carried forward indefinitely. The Company accounts for investment tax credits primarily by the flow-through method.

As of December 31, 2007, the Company had utilized all of its federal and state net operating loss (NOL's) carryforwards. Federal and state income tax expenses for the year ended December 31,

2007 are net of tax benefits from net operating loss carry forwards of approximately $270,000 and $55,000 respectively.

The difference between the provision for income taxes at the Company's effective federal and state income tax rate and the statutory rate of approximately 41% is as follows:


                                                      2007              2006

Statutory rate-federal                                 34%              34%
State taxes, net of federal benefits                   7%                7%
Net operating loss carryforwards utilized             (15%)             (2%)
Statutory change in tax accounting method
from completed contract to percentage
of completion                                         (22%)              -
Other                                                  8%               (6%)
                                                       ---              ---
                          Totals                       12%              33%
                                                       ===              ===

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

The tax effects of temporary differences giving rise to significant portions of deferred taxes are as follows:

                                                    2007                 2006
                                                    ----                 ----

         Allowance for doubtful accounts        $     4,945         $    2,834
         Inventory capitalization                   115,321            103,435
         Deferred revenue                          (593,865)          (791,821)
         Net operating loss carryforwards               131             34,600
         Depreciation and amortization            (  64,140)          (173,123)
         Investment and other tax credits           586,302            589,768
            Compensation costs                      166,320             66,487
            Vacation Accrual                        141,837            129,720
            Other                                      -                 7,660
                                               -------------          ---------
          Net deferred tax asset (liability)   $    356,851          $ (30,440)
                                               =============         ==========

Management believes the deferred tax asset will more likely than not be realized. In assessing the likelihood of realization, management considers estimates of future taxable income. However, it is at least reasonably possible that management's estimate of future realization may change in future periods.


Effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation Number 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109," ("FIN" No. 48), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. There was no affect on the financial position of the Company upon the adoption of FIN No. 48. The Company files income tax returns in the United States (federal) and in various state jurisdictions. The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2003.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

NOTE 13 - Stock Option Plans

1989 Non-Qualified Stock Option Plan
------------------------------------

On June 15, 1989 the Company instituted a non-qualified stock option plan (the"Plan"). In connection therewith, 700,000 shares of the Company's common stock were reserved for issuance pursuant to options that may be granted under the Plan through June 30, 2009. all options granted vest over a four-year period and expire between five to seven years after the date of grant.

On June 22, 2006 10,000 options which vest equally over a four-year period were granted to an employee under the plan which expires on June 21, 2013. On February 22, 2007 10,000 options which vest equally over a four-year period were granted to an employee under the plan which expire on February 21, 2014. On October 10, 2007, 35,250 options which vest as to 12,500 options each of October 10, 2008 and 2009 and 10,250 options which vest on October 10, 2010 were granted to an employee under the plan which expire on October 10, 2022.

2001 Non-Qualified Stock Option Plan
------------------------------------

In November 2006, the Company registered a non-qualified stock option plan that the shareholders had approved in July 2001, covering key employees, officers, directors and other persons that may be considered as service providers to the Company. Options will be awarded by the Board of Directors or by a committee appointed by the board. Under the plan, an aggregate of 300,000 shares of Company common stock, $.01 par value, are reserved for issuance or transfer upon the exercise of options which are granted. Unless otherwise provided in the option agreement, options granted under the plan shall vest over a four year period commencing one year from the anniversary date of the grant. On October 10, 2007, 64,750 options were granted to an employee which vest as to 2,250 options on October 10, 2010 and as to 12,500 options on each October 10, 2012 through 2016. On December 12, 2007 120,000 options were granted to directors. These options vest as to 40,000 immediately and as to 80,000 options which vest equally over two years and expire on December 12, 2017. The stock option plan shall terminate on July 22, 2011.

2007 Share Incentive Plan
-------------------------

On December 12, 2007 shareholders approved the Company's 2007 Share Incentive Plan ("Incentive Plan"), in connection therewith, 750,000 shares of the Company's common stock are reserved for issuance pursuant to options or restricted stock that may be granted under the Incentive Plan through December 12, 2017. No options or restricted stock have been granted under the 2007 Share Incentive Plan.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

The purchase price of the common stock under each option plan shall be determined by the Committee, provided, however, that such purchase price shall not be less than the Fair Market Value of the Shares on the date such option is granted. The stock options generally expire seven to ten years after the date of grant.

A summary of the stock option activity related to the 1989 and 2001 Stock Option Plans for the period from January 1, 2006 through December 31, 2007 is as follows:

1989 Non-Qualified Stock Option Plan
------------------------------------

                                      Beginning      Granted      Exercised     Canceled    Ending
                                       Balance       During       During        During      Balance
                                     Outstanding     Period       Period        Period      Outstanding    Exercisable
                                     -----------     ------       ------        ------      -----------    -----------

Year ended December 31, 2006
Number of shares                        443,200      10,000       122,700         7,500         323,000        196,875
Weighted average exercise price
 per share                             $   2.39     $  3.00      $   1.53      $   2.26       $    2.73       $   2.30
Year ended December 31, 2007
Number of shares                        323,000      45,250        88,000           -0-         280,250        161,750
Weighted average exercise price
per share                              $   2.73     $  4.90      $   1.87      $    -0-       $    3.36       $   2.95


2001 Non-Qualified Stock Option Plan
------------------------------------

                                      Beginning      Granted      Exercised     Canceled    Ending
                                       Balance       During       During        During      Balance
                                     Outstanding     Period       Period        Period      Outstanding    Exercisable
                                     -----------     ------       ------        ------      -----------    -----------

Year ended December 31, 2006
Number of shares                          -0-           -0-          -0-            -0-             -0-            -0-
Weighted average exercise price
 per share                           $     0         $   0        $   0        $     0        $      0        $     0
Year ended December 31, 2007
Number of shares                          -0-         184,750        -0-            -0-        184,750          40,000
Weighted average exercise price
per share                            $     0         $   3.99     $   0        $     0        $   3.99        $   3.99



The number of stock options that were in excess of the market value at December 31, 2007 was 215,000. The number of stock options that were below the market value at December 31, 2007 was 250,000.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

The following table summarizes information about the options at December 31, 2007.

                                 Otions Outstanding                                Options Exercisable
                                 ------------------                                -------------------
                                   Weighted
                                     Average      Weighted                                 Weighted
                                   Remaining       Average                                 Average
   Exercise           Number       Contractual     Exercise    Intrinsic      Number       Exercise  Intrinsic
Price Range        Outstanding           Life         Price     Value       Exercisable       Price   Value
-----------        -----------     ----------     ---------    ------       -----------    --------  ------

$1.25-$1.99        48,500          2.73 years     $1.40        $123,675     48,500         $1.40     $123,675
$2.00-$2.99        46,500          4.46 years     $2.26        $78,585      23,250         $2.26     $39,293
$3.00-$3.50        25,000          4.94 years     $3.05        $22,500      10,000         $3.06     $8,900
$3.51-$3.75        120,000         9.95 years     $3.65        $36,000      40,000         $3.65     $12,000
$3.76-$4.00        10,000          0.25 years     $3.88        $700         10,000         $3.88     $700
$4.01-$4.50        105,000         4.70 years     $4.10        $0           70,000         $4.10     $0
$4.51-$5.00        100,000         9.78 years     $4.62        $0              -0-         $4.62     $0
$5.01-$6.00        10,000          6.08 years     $5.90        $0              -0-         $5.90     $0

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

The intrinsic value of the 88,000 and 122,700 options exercised during the years ended December 31, 2007 and 2006, was $304,240 and $229,635 respectively.

During the years ended December 31, 2007 and 2006, the Company recorded into selling and general administrative expense approximately $254,000 and $169,000, for the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

The fair value was estimated by using the Black-Scholes option-pricing model which took into account as of the grant date, the exercise price and the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. The following is the average of the data used for the following items.

                       Risk-Free                         Expected      Expected
Year Ended            Interest Rate     Expected Life    Volatility    Dividends
----------            -------------     -------------    ----------    ---------

December 31, 2007        3.9%             4.9 Years        56.49%         None
December 31, 2006        2.5%            3.9 Years        126.54%         None

Note 14 - Defined Contribution Plan

On August 1, 1998, the Company adopted a 401(k) Plan for the benefit of all eligible employees. All employees as of the effective date of the 401(k) Plan became eligible. An employee who became employed after August 1, 1998, would become a participant after three months of continuous service.

Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are optional. During the years ended December 31, 2007 and 2006 the Company incurred administrative costs totaling $2,025 and $2,394 respectively. No employer contribution has been made for 2007 and 2006.

Note 15 - Concentration of Credit Risk

Cash and Cash Equivalents
-------------------------

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at December 31, 2007 and at December 31, 2006 was approximately $4,613,000 and $257,000 respectively.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

Export Sales
------------

Export sales to unaffiliated customers represented approximately 21% and 31% of sales for the years ended December 31, 2007 and 2006, respectively, Export sales in both 2007 and 2006 were primarily to customers in Europe and Asia. All contracts are denominated in U.S. dollars. The Company does not enter into any foreign exchange contracts.


Note 16 - Related Party Transactions

The general counsel for the Company is also a director. The Company incurred legal fees for his professional services of approximately $133,000 and $34,000 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, the Company owed the general counsel approximately $116,000 and $35,000 respectively.

Note 17 - Other Income

Other income for the year ended December 31, 2007 was approximately $562,000. As a result of a settlement of litigation between the Company and PrecisionFlow Technologies, Inc., the Company will receive payments totaling $541,600 to be paid over a specific timetable as defined under the settlement agreement. Other income in 2006 was approximately $116,000 primarily as a result of a distribution from a liquidating trust of a former customer of the Company that filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. The Company had previously written off this customer account balance. In 2006, the liquidating trust distributed $92,400 to the Company, which represented 33% of the claim.

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

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

The following table presents certain information regarding the Company's segments as of December 31, 2007 and for the year then ended:


                                      CVD                  SDC              Conceptronic          Eliminations       Consolidated
                                ----------------    ------------------    ------------------    ------------------ -----------------

Assets                           $ 19,155,538        $   2,238,349         $     2,207,647       $    (4,594,628)   $   19,006,906
                                ================    ==================    ==================    ==================  ================


Revenue                          $ 8,114,700         $   3,007,235         $     2,907,747       $    (451,910)     $   13,577,772
Interest Income                       50,978                   188                   -0-                                    51,166
Interest Expense                      69,433                67,536                  79,686                                 216,655
Depreciation and
amortization                         354,342                59,797                  22,032                                 436,171
Capital
   expenditures                      547,539                50,829                     905                                 599,273

Pretax (loss) earnings             1,816,735              (422,825)               (507,165)                                886,745

The following table presents certain information regarding the Company's segments as of December 31, 2006 and for the year then ended:

                                      CVD                  SDC              Conceptronic          Eliminations       Consolidated
                                ----------------    ------------------    ------------------    ------------------ -----------------

Assets                          $ 11,946,392         $   2,400,732         $     2,757,989       $    (4,187,504)   $   12,917,609
                                ================    ==================    ==================    ==================  ================


Revenue                         $  6,902,521         $   3,650,190         $     3,386,998       $    (583,931)     $   13,355,778
Interest Income                          231                   635                   -0-                                       866
Interest Expense                      77,934                68,002                  77,573                                 223,509
Depreciation and
amortization                         214,254               119,574                   24,222                                358,050
Capital
   expenditures                      205,294                19,609                    -0-                                  224,903

Pretax (loss) earnings             1,233,982               148,627                 (485,696)                               896,913

Note 19 - Commitments and Contingencies

Legal Proceedings
-----------------

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

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2007 and 2006

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

Note 20 - Subsequent Event

On February 8, 2008, the Company closed on its acquisition of a 13,300 square foot facility located at 979 Marconi Avenue, Ronkonkoma, NY 11779 (the "Property") through the Town of Islip Industrial Development Agency (the "Islip IDA"). The property was purchased from HPG Realty Co., LLC (the "Seller"). The total purchase price for the Property was $2,015,000. The Company financed approximately $1,500,000 of the purchase price and the financing consists of two loans secured by mortgages, both of which are held by Capital One, N.A. (the "Lender"). Payments upon each of the mortgages are based upon a 20-year amortization schedule, with a 10-year balloon. Interest on the $1 million mortgage is fixed at a rate of 5.67% for 10 years. Interest on the $500,000 mortgage is fixed at a rate of 3.67% for the first four years and will be adjusted for the 6 year period beginning March 1, 2012 to 200 basis points above the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of 6 years, until maturity on March 1, 2018. The facility is intended to be used for the expansion of the Company's First Nano laboratory starting in the second quarter of 2008.