Form 10-Q
period 2008-03-31
CVD EQUIPMENT CORP
filed 2008-05-15
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    Form 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2008

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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act). (check one)

     Large accelerated filer  [_]           Accelerated filer   [_]

     Non-accelerated filer    [_]           Smaller reporting company   [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,733,500 shares of Common Stock, $0.01 par value at May 14, 2008.

-------------------------------------------------------------------------------

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY

                                      Index


Part I - Financial Information

            Item 1 - Financial Statements (Unaudited)

            Consolidated Balance Sheets at March 31, 2008 (Unaudited) and December 31, 2007                  2

            Consolidated Statements of Operations (Unaudited) for the three                                  3
            months ended March 31, 2008 and 2007

            Consolidated Statements of Cash Flows (Unaudited) for the three months                           4
            ended March 31, 2008 and 2007

            Notes to Unaudited Consolidated Financial Statements                                             5

            Item 2 - Management's Discussion and Analysis of Financial Condition and Results of              11
            Operations

            Item 3 - Quantitative and Qualitative Disclosures About Market                                   14
Risk
            Item 4T - Controls and Procedures                                                                14

Part II - Other Information                                                                                  15

            Item 1 - Legal Proceedings                                                                       15
            Item 2 - Changes in Securities and Use of Proceeds                                               15
            Item 3 - Defaults Upon Senior Securities                                                         15
            Item 4 - Submission of Matters to a Vote of Security Holders                                     15
            Item 5 - Other Information                                                                       15
            Item 6 - Exhibits and Reports Filed on Form 8-K                                                  15

Signatures                                                                                                   16

Exhibit Index                                                                                                17
Certification of Chief Executive Officer                                                                     18
Certification of Chief Financial Officer                                                                     19
Certification of Chief Executive Officer pursuant to U.S.C. Section 1350                                     20
Certification of Chief Financial Officer pursuant to U.S.C. Section 1350                                     21

                         PART 1 - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheets


                                                              March 31, 2008
                                                                (Unaudited)             December 31, 2007
                                                              ------------------        -----------------
ASSETS
Current Assets:
     Cash and cash equivalents                                $     3,201,479           $     5,110,447
     Accounts receivable, net                                       2,054,600                 1,769,265
     Investment                                                       251,130                   251,130
     Cost and estimated earnings in excess
     of billings on uncompleted contracts                           2,971,222                 1,847,288
     Inventories                                                    3,046,696                 3,015,635
     Deferred income taxes - current                                   92,299                    90,774
     Other current assets                                             395,087                   379,360
                                                              ----------------          -----------------

     Total Current Assets                                          12,012,513                12,463,899

     Property, plant and equipment, net                             7,111,007                 5,055,727

     Deferred income taxes - non-current                              322,453                   266,077

     Other assets                                                     676,966                 1,114,637

     Intangible assets, net                                            78,552                   106,566
                                                              ----------------          -----------------

   Total Assets                                                 $  20,201,492            $   19,006,906
                                                              ================          =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt                      $      273,753            $      222,193
     Accounts payable                                                 694,818                   517,934
     Accrued expenses                                                 802,280                 1,245,819
     Accrued professional fees - related party                         12,500                   116,165
     Deferred revenue                                                  56,181                    47,444
                                                              ----------------            -----------------
                                                                    1,839,532                 2,149,555
Long-term debt, net of current portion                              4,073,878                 2,678,421
                                                              ----------------            -----------------
     Total liabilities                                              5,913,410                 4,827,976
                                                              ----------------            -----------------

Commitments and contingencies                                            -                         -

Stockholders' Equity
     Common stock - $0.01 par value - 10,000,000 shares
     Authorized; issued and
     outstanding, 4,733,500 at
     March 31, 2008 and 4,718,500 at December 31, 2007                 47,335                     47,185
     Additional paid-in-capital                                     9,682,526                  9,592,728
     Retained earnings                                              4,558,221                  4,539,017
                                                              ----------------            -----------------
     Total Stockholders' Equity                                    14,288,082                 14,178,930
                                                              ----------------            -----------------

Total liabilities and stockholders' equity                     $   20,201,492             $   19,006,906
                                                              ================            -----------------


The accompanying notes are an integral part of the consolidated financial statements.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                              Three Months Ended
                                                                    March 31,
                                                         2008                      2007
                                                         ----                      ----

Revenue                                           $     4,043,499          $     3,811,277

Cost of revenue                                         2,826,648                2,555,330
                                                        ---------                ---------

Gross profit                                            1,216,851                1,255,947

Operating expenses
     Selling and shipping                                 181,531                  278,310
     General and administrative                         1,019,653                  763,226
     Related party - professional fees                     12,500                   10,000
                                                        ---------                ---------
Total operating expenses                                1,213,684                1,051,536

Operating income                                            3,167                  204,411

Other income (expense)
     Interest income                                       37,591                       27
     Interest expense                                     (40,884)                 (53,473)
     Other income                                           7,888                    5,094
                                                        ---------                ---------
Total other income (expense)                                4,595                  (48,352)

Income before income taxes                                  7,762                  156,059

Income tax benefit (expense)                               11,442                  (59,650)
                                                        ---------                ---------

Net income                                          $      19,204               $   96,409
                                                    =============               ===========

Basic income per common share                       $       0.00                $      0.03
                                                    =============               ===========

Diluted income per common share                     $       0.00                $      0.03
                                                    =============               ===========

Weighted average common shares outstanding
basic income per share                                 4,732,016                  3,284,589

Effect of potential common share issuance:
     Stock options                                        34,229                    129,203
                                                        ---------                ---------

Weighted average common shares outstanding
diluted income per share                               4,766,245                  3,413,792
                                                    ===-=========               ===========



The accompanying notes are an integral part of the consolidated financial statements.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                           2008                           2007
                                                                        ----------                      --------
  Cash flows from operating activities
     Net income                                                        $  19,204                   $     96,409
     Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Stock-based compensation expense                                     68,947                         41,661
     Depreciation and amortization                                       125,642                        105,150
     Deferred tax provision                                              (57,901)                       (58,062)
     Bad debt provision                                                   (1,952)                        (2,000)
     Changes in operating assets and liabilities:
     Accounts receivable                                                (283,383)                       423,050
  Cost in excess of billings on uncompleted contracts                 (1,123,934)                      (568,955)
     Inventory                                                           (31,061)                        87,613
     Other current assets                                                (15,729)                        10,540
     Other assets
     Accounts payable                                                    176,885                         (6,520)
     Accrued expenses                                                   (593,663)                       (61,619)
     Deferred revenue                                                      8,737                       (212,250)
                                                                -----------------                   -------------
   Net cash (used in) operating activities                            (1,661,749)                      (144,983)
                                                                -----------------                   -------------

  Cash flows from investing activities:
    Capital expenditures                                              (2,140,547)                      (210,633)
    Deposits                                                             425,312                         13,766
                                                                -----------------                  --------------
  Net cash (used in) investing activities                             (1,715,235)                      (196,867)
                                                                -----------------                  --------------


  Cash flows from financing activities:
    Repayments on bank line of credit - net                                 -                           (5,000)
    Proceeds from loans                                                1,500,000                       139,510
    Payments of long-term debt                                           (52,983)                      (61,499)
    Net proceeds from stock options exercised                             21,000                        84,000
                                                                 ----------------                  -------------
  Net cash provided by financing activities                            1,468,017                       157,011
                                                                 ----------------                  -------------

  Net (decrease) in cash and cash equivalents                         (1,908,967)                     (184,839)

  Cash and cash equivalents at beginning of period                     5,110,447                       257,341
                                                                 ----------------                  -------------

  Cash and cash equivalents at end of period                     $     3,201,479                   $    72,502
                                                                 ================                  =============


Supplemental disclosure of cash flow
information
Income Taxes paid                                                 $     491,850                    $    101,447
Interest paid                                                     $      46,476                    $     52,776


The accompanying notes are an integral part of the consolidated financial statements.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

The balance sheet as of December 31, 2007 has been derived from the audited financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements in the December 31, 2007 Form 10-KSB.

For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

Intercompany transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

NOTE 3: UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:

                                             March 31, 2008  December 31, 2007
                                             --------------  -----------------
                                              (Unaudited)

Costs incurred on uncompleted contracts       $ 2,574,232        $1,887,022
Estimated earnings                              2,789,334         2,158,386
                                              ------------       ----------
                                                5,363,566         4,045,408
Billings to date                               (2,392,344)       (2,198,120)
                                              -----------        -----------
Costs and estimated earnings in excess of
billings on uncompleted contracts             $ 2,971,222        $1,847,288
                                              ============       ===========

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 4: INVENTORIES

Inventories consist of the following:

                                  March 31, 2008              December 31, 2007
                                  --------------              -----------------
                                   (Unaudited)

Raw materials                      $1,098,913                   $ 1,077,756
Work-in-process                     1,743,642                     1,733,738
Finished goods                        204,141                       204,141
                                  ---------------             -----------------

                                   $3,046,696                   $ 3,015,635
                                  ===============             =================

NOTE 5: FAIR VALUE MEASUREMENTS

Effective  January 1, 2008, we adopted SFAS 157, Fair Value  Measurements  (SFAS
157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices are observable, and inputs derived from or corroborated by observable market data.

Level 3 - Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.


                                    Fair Value Measurement at Reporting Date Using
                                                    Quoted Prices in
                                                     Active Markets
                                                      for Identical        Significant Other             Significant
                                                         Assets            Observable Inputs         Unobservable Inputs
       Description             March 31, 2008           Level (1)              Level (2)                  Level (3)
       -----------             --------------           ---------              ---------                  ---------

Equity Investment                 $251,130        $          ---       $           ---                    $251,130

Total Assets                      $251,130        $          ---        $          ---                    $251,130
                                  ========                                                                ========

Liabilities                       $     ---       $          ---        $          ---                    $     ---

Total Liabilities                 $     ---       $          ---         $         ---                    $     ---


NOTE 6: BAD DEBTS

Accounts receivables are presented net of an allowance for doubtful accounts of $10,636 and $12,588 as of March 31, 2008 and December 31, 2007 respectively. The allowance is based on prior experience and management's evaluation of the collectibility of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in economic conditions.

NOTE 7: SHORT TERM BORROWINGS

On June 1, 2007 the Company entered into a three year Revolving Credit Agreement with North Fork Bank, permitting it to borrow on a revolving basis amounts up to $2,000,000 until June 1, 2010, at which time it will be subject to renewal. The loan bears interest on any unpaid principal balance at a rate to be elected by the Company, which shall be equal to either (i) the LIBOR Rate plus 2.50% or
(ii) the bank's prime rate plus 1/4 of 1%. This agreement contains certain financial and other covenants, with which we were in compliance with at March 31, 2008. The prime rate was 5.25% and 7.25% on March 31, 2008 and December 31, 2007 respectively and the Company did not have any outstanding amounts on the facility. Borrowings are collateralized by the Company's assets. The Company had no borrowings outstanding as of March 31, 2008 and December 31, 2007.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


On April 22, 2008, the Company entered into a three year Modified and Restated Revolving Credit Agreement with Capital One, N.A. as successor to North Fork Bank pursuant to which the bank has agreed to make revolving loans to the Company of up to $5 million dollars until May 1, 2011, at which time it will be subject to renewal. The loan agreement amends and supersedes the Company's previous $2 million dollar revolving credit facility with the bank. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR rate plus 2.00% or (ii) the bank's prime rate minus .25%. This agreement contains certain financial and other covenants. Borrowings are collateralized by the Company's assets.

NOTE 8:  STOCK-BASED COMPENSATION EXPENSE

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

During the three months ended March 31, 2008 and March 31, 2007, the Company recorded into selling and general administrative expense approximately $69,000 and $42,000 respectively for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R.


The majority of the Company's state and all of the federal net operating loss (NOL'S) carry forwards have been utilized through March 31, 2008. For the three months ended March 31, 2008, the Company recorded a current income tax expense of approximately $46,000, which related to various federal, state and local taxes.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 9:  INCOME TAXES

The (benefit) expense for income taxes includes the following:

                                                Three Months Ended March 31,

                                              2008                   2007
                                              -----                  -----
                                            (Unaudited)           (Unaudited)
   Current:
      Federal                              $       30,642         $     108,921
      State                                        15,817                 8,791
                                           ------------------     -------------
            Total Current Provision                46,459               117,712
   Deferred:
      Federal                                     (45,710)              (73,677)
      State                                       (12,191)               15,615
                                           ------------------     -------------
            Total Deferred (Benefit)              (57,901)              (58,062)
                                           ------------------     -------------
                                           $      (11,442)        $      59,650
                                           ------------------     -------------

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Results of Operations

Revenue
-------

Revenue for the three month period ended March 31, 2008 was $4,043,499 compared to $3,811,277 for the three month period ended March 31, 2007, an increase of 6.1%, as the Company continues to experience an increasing demand for its products.

Gross Profit
------------

The Company generated a gross profit of approximately $1,217,000 for a gross profit margin of 30.1% for the three months ended March 31, 2008 compared to a gross profit of approximately $1,256,000 for a gross profit margin of 33.0% for the three months ended March 31, 2007. The decrease is primarily attributable to an increase in engineering and production personnel necessitated by the increased orders received by the Company, the expansion plans with our First Nano laboratory and new product development in the Nanomaterials, Solar, Energy and Semiconductor fields.

Selling, General and Administrative Expenses
--------------------------------------------

Selling and shipping expenses for the three months ended March 31, 2008 and 2007 were $181,531 and $278,310 respectively, representing a 34.8% decrease versus the prior period. This decrease is primarily attributable to a reduction in sales commissions during the current period. Sales concluded in this period were primarily the result of efforts by our direct sales personnel and therefore not subject to outside sales commissions. The Company incurred approximately $1,032,000 of general and administrative expenses during the quarter ended March 31, 2008, representing an increase of 33.5% or approximately $259,000 compared to the approximately $773,000 of general and administrative expenses incurred in the quarter ended March 31, 2007. From January 2000 through March 2006, the Company was a member of the Manufacturing Industry Workers' Compensation Self-Insurance Trust Fund (Fund). The Company is no longer a member. The Fund was established to enable the participating employers to self insure their workers' compensation liability exposure as provided for under the Workers' Compensation Laws of the State of New York. Under the terms of the agreement, the Company is jointly and severally liable for the expenses and obligations of the Fund and for the workers' compensation liability of all participating employers incurred while a member. The Company was advised that certain adjustments were necessary to comply with New York State Workers' Compensation Board regulatory guidelines for Group Self Insurance Trusts. The contributions previously charged have not been adequate to cover Fund expenses including future claims. As a result of the findings of a forensic audit performed on the Fund, the Company was advised that additional contributions of approximately $168,000 are required, which the Company expensed in full during this period. There may be additional contributions necessary as a result of any outstanding residual liability for any given contribution year. In addition, the Company also incurred increased payroll and benefit costs, stock-based compensation and other professional fees as well, during the period ended March 31, 2008.

Operating Income
----------------

As a result of the foregoing factors, operating income was approximately $3,000 for the three months ended March 31, 2008 a decrease of $201,000 compared to approximately $204,000 for the same period one year ago.

Interest Expense, Net
---------------------

Interest income for the three months ended March 31, 2008 was approximately $38,000 compared to $0 for the three months ended March 31, 2007. This is a result of the temporary investment of certain net capital proceeds from last year's sale of the Company's common stock. Interest expense for the three months ended March 31, 2008 decreased by 23.5% to $40,884 compared to $53,473 during the three months ended March 31, 2007. The primary source of this interest expense is from the mortgages on the two buildings that we have owned. The Company did not utilize its Revolving Credit Facility during the three months ended March 31, 2008.

Other Income
------------

Other income during the quarter ended March 31, 2008 was approximately $8,000 compared to approximately $5,000 for the corresponding period one year ago.

Net Income
----------

The Company reported net income of approximately $19,000 for the quarter ended March 31, 2008 compared to net income of approximately $96,000 for the quarter ended March 31, 2007. This decrease was primarily due to approximately $200,000 of expenses incurred from an increase in engineering and production personnel necessitated by the increased orders received by the Company and the expensing of $160,000 of additional workers' compensation contributions for the years 2000 through 2006.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2008, the Company had aggregate working capital of approximately $10,173,000 and cash and cash equivalents of $3,201,000 compared to $10,314,000 and $5,110,000 at December 31, 2007, a decrease of $141,000 and $1,909,000 respectively. This decrease in cash was primarily the result of funding the uncompleted contracts, which increased by approximately $1,124,000, an increase in accounts receivable of approximately $283,000 and a reduction of accrued expenses which primarily consisted of income tax payments of $580,000.

Accounts receivable as of March 31, 2008 was $2,055,000 compared to $1,769,000 as of December 31, 2007. This increase is attributable to the timing of shipments and customer payments.

As of March 31, 2008 the Company's backlog was approximately $3,364,000, a decrease of $1,723,000 or 33.9% compared to $5,087,000 at December 31, 2007.
Timing for completion of the backlog varies depending on the product mix, however, there is generally a one to six month lag in the completion and shipping of backlogged product. Backlog from quarter to quarter can vary based on the timing of order placements and shipments.

On April 22, 2008, the Company entered into a three year Modified and Restated Revolving Credit Agreement with Capital One, N.A., successor by merger to North Fork Bank pursuant to which the bank has agreed to make revolving loans to the Company of up to $5 million until May 1, 2011, at which time it will be subject to renewal. The loan agreement amends and supersedes the Company's previous $2 million revolving credit facility with the Bank. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR rate plus 2.00% or (ii) the bank's prime rate minus .25%. Borrowings are collateralized by the Company's assets.

The Company believes that based on its historical growth rate its cash, cash equivalents and available credit facilities will be sufficient to meet its working capital and investment requirements for the next twelve months.

However, we anticipate the business will grow at a faster rate which may require additional funding. For this reason, as well as other reasons that arise from time to time, we may consider raising capital through equity or debt financings. Any decision to raise additional capital, as well as the determination of the appropriate vehicle for doing so, will depend on market conditions, order levels, opportunities presented to us and other factors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures.

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

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting that occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

32.1 Certification of Chief Executive Officer pursuant to U.S.C. Section 1350

32.2 Certification of Chief Financial Officer pursuant to U.S.C. Section 1350


          (b)  Reports on Form 8-K

               None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May 2008.

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