Form 10-Q
period 2008-06-30
CVD EQUIPMENT CORP
filed 2008-08-14
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    Form 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the transition period from ____ to _____
                         Commission file number: 1-16525

                            CVD EQUIPMENT CORPORATION
                       (Name of Registrant in Its Charter)

            New York                                     11-2621692
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                              1860 Smithtown Avenue

                           Ronkonkoma, New York 11779
    (Address including zip code of registrant's Principal Executive Offices)

                                 (631) 981-7081

              (Registrant's Telephone Number, Including Area Code)

              Securities registered under Section 12(b) of the Act:
                                      None

              Securities registered under Section 12(g) of the Act:
                          Common Stock, Par value $0.01
                                (Title of class)

     Indicate by check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes [X] No [ ]

     Indicate by check mark whether issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act). (check one)

     Large accelerated filer  [ ]                Accelerated filer   [ ]

     Non-accelerated filer    [ ]                Smaller reporting company  [X]

     Indicate by check mark whether issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,749,500 shares of Common Stock, $0.01 par value at August 12, 2008.

------------------------------------------------------------------------------

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY

                                      Index

                                                                            Page
Part I - Financial Information

      Item 1 - Financial Statements (Unaudited)

      Consolidated Balance Sheets at June 30, 2008 (Unaudited) and
      December 31, 2007                                                        3

      Consolidated Statements of Operations (Unaudited) for the three
      and  six months ended June 30, 2008 and 2007                             4

      Consolidated Statements of Cash Flows (Unaudited) for the six
      months ended June 30, 2008 and 2007                                      5

      Notes to Unaudited Consolidated Financial Statements                     6

      Item 2 - Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                     13
      Item 3 - Quantitative and Qualitative Disclosures About Market
      Risk                                                                    17
      Item 4T - Controls and Procedures                                       17

Part II - Other Information                                                   18

      Item 1 - Legal Proceedings                                              18
      Item 2 - Changes in Securities and Use of Proceeds                      18
      Item 3 - Defaults Upon Senior Securities                                18
      Item 4 - Submission of Matters to a Vote of Security Holders            18
      Item 5 - Other Information                                              18
      Item 6 - Exhibits and Reports Filed on Form 8-K                         18

Signatures                                                                    19

Exhibit Index                                                                 20
Certification of Chief Executive Officer                                      21
Certification of Chief Financial Officer                                      22
Certification of Chief Executive Officer pursuant to U.S.C. Section 1350      23
Certification of Chief Financial Officer pursuant to U.S.C. Section 1350      24

                         PART 1 - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                           Consolidated Balance Sheets

                                                                June 30, 2008
                                                                 (Unaudited)           December 31, 2007*
                                                              ------------------        ------------------
ASSETS
Current Assets:
     Cash and cash equivalents                                $     3,167,912           $     5,110,447
     Accounts receivable, net                                       2,497,663                 1,769,265
     Investment                                                       251,130                   251,130
     Cost and estimated earnings in excess
     of billings on uncompleted contracts                           3,244,370                 1,847,288
     Inventories                                                    2,890,647                 3,015,635
     Deferred income taxes - current                                  103,488                    90,774
     Other current assets                                             267,960                   379,360
                                                               ----------------          -----------------

     Total Current Assets                                          12,423,170                12,463,899

     Property, plant and equipment, net                             7,473,608                 5,055,727

     Deferred income taxes - non-current                              381,382                   266,077

     Other assets                                                     639,894                 1,114,637

     Intangible assets, net                                            73,968                   106,566
                                                               ----------------         -----------------

   Total Assets                                                $   20,992,022           $   19,006,906
                                                               ================         =================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt                      $      279,961           $       222,193
     Accounts payable                                               1,187,441                   517,934
     Accrued expenses                                               1,124,175                 1,245,819
     Accrued professional fees - related party                         17,500                   116,165
     Deferred revenue                                                      --                    47,444
                                                               ----------------         ---------------
                                                                    2,609,077                 2,149,555
Long-term debt, net of current portion                              4,018,743                 2,678,421
                                                               ----------------         ---------------
     Total liabilities                                              6,627,820                 4,827,976
                                                               ----------------         ---------------

Commitments and contingencies                                               -                         -

Stockholders' Equity
     Common stock - $0.01 par value - 10,000,000
     shares authorized; issued and outstanding,
     4,733,500 at June 30, 2008 and 4,718,500 at
     December 31, 2007                                                 47,335                    47,185
     Additional paid-in-capital                                     9,751,472                 9,592,728
     Retained earnings                                              4,565,395                 4,539,017
                                                               ----------------         ---------------
     Total Stockholders' Equity                                    14,364,202                14,178,930
                                                               ----------------         ---------------

Total liabilities and stockholders' equity                      $  20,992,022            $   19,006,906
                                                               ================         ---------------

o Derived from audited financial statements for the year ended December 31, 2007 (see Form 10-KSB Annual Report filed on March 31, 2008 with the Securities and Exchange Commission).


The accompanying notes are an integral part of the consolidated financial statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                 Three Months Ended                                    Six Months Ended
                                                      June 30,                                              June 30,
                                                        2008                   2007                    2008         2007
                                                       -----                  ----                    ----          ----

Revenue                                          $  4,268,904               $ 3,071,244          $8,312,403           $ 6,882,521

Cost of revenue                                     3,117,172                 1,899,693           5,943,820             4,455,022
                                                    ---------                 ---------           ---------             ---------

Gross profit                                        1,151,732                 1,171,551           2,368,583             2,427,499

Operating expenses
     Selling and shipping                             203,902                   148,260             385,433               426,570
     General and administrative                       878,190                   780,020           1,897,843             1,543,246
     Related party - professional fees                  5,000                    25,000              17,500                35,000
                                                    ---------                 ---------           ---------             ---------
Total operating expenses                            1,087,092                   953,280           2,300,776             2,004,816
                                                    ---------                 ---------           ---------             ---------

Operating income                                       64,640                   218,271              67,807               422,683

Other income (expense)
     Interest income                                   21,954                        34              59,545                    61
     Interest expense                                 (63,557)                  (52,300)           (104,441)             (105,773)
     Other income                                       5,629                    34,309              13,517                39,403
                                                    ---------                 ---------           ---------             ---------
Total other income (expense)                          (35,974)                  (17,957)            (31,379)              (66,309)
                                                    ---------                 ---------           ---------             ---------

Income before income taxes                             28,666                   200,314              36,428               356,374

Income tax expense                                    (21,492)                  (35,387)            (10,050)              (95,037)
                                                    ---------                 ---------           ---------             ---------

Net income                                       $      7,174                $  164,927           $  26,378          $    261,337
                                                    =========                 =========           =========             =========

Basic income per common share                    $       0.00                $     0.05           $    0.01          $       0.08
                                                    =========                 =========           =========             =========

Diluted income per common share                  $       0.00                $     0.05                0.01          $       0.08
                                                    =========                 =========           =========             =========

Weighted average common shares outstanding
basic income per share                              4,733,500                 3,286,732           4,732,758             3,292,660

Effect of potential common share issuance:
     Stock options                                     31,778                   151,480              33,008               139,432
                                                    ---------                 ---------           ---------             ---------

Weighted average common shares outstanding
diluted income per share                            4,765,278                 3,438,212           4,765,766             3,432,092
                                                    =========                 =========           =========             =========


The accompanying notes are an integral part of the consolidated financial statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                2008                      2007
                                                                           ----------                 --------
Cash flows from operating activities
    Net income                                                             $  26,378                  $ 261,337
    Adjustments to reconcile net income to net
    cash provided by (used in)
    operating activities:
    Stock-based compensation expense                                         137,893                     85,268
    Depreciation and amortization                                            250,042                    211,638
    Deferred tax benefit                                                    (128,019)                   (96,628)
    Bad debt provision                                                        17,397                     (2,000)
    Changes in operating assets and liabilities:
    Accounts receivable                                                     (745,795)                   892,566
    Cost and estimated earnings in excess of billings
    on uncompleted contracts                                              (1,397,082)                (1,070,426)
    Inventories                                                              124,988                   (199,170)
    Other current assets                                                     111,400                    (59,951)
    Accounts payable                                                         669,507                    (84,678)
    Accrued expenses                                                        (220,309)                    98,443
    Deferred revenue                                                         (47,444)                  (199,369)
                                                                          -----------                 ---------
    Net cash (used in) operating activities                               (1,201,044)                  (162,970)
                                                                          -----------                 ---------

Cash flows from investing activities:
    Capital expenditures                                                  (2,585,893)                  (388,435)
    Deposits                                                                 425,312                     13,766
                                                                          -----------                 ---------
Net cash (used in) investing activities                                   (2,160,581)                  (374,669)
                                                                          -----------                 ----------


Cash flows from financing activities:
    Proceeds received on bank line of credit - net                                -                    375,000
    Proceeds from real estate and other loans                              2,305,000                    139,510
    Payments of long-term debt                                              (906,910)                  (125,591)
    Net proceeds from stock options exercised                                 21,000                     91,000
                                                                          ----------                  ----------
Net cash provided by financing activities                                  1,419,090                    479,919

Net (decrease) in cash and cash equivalents                               (1,942,535)                   (57,720)

Cash and cash equivalents at beginning of period                           5,110,447                    257,341
                                                                          ----------                  ----------

Cash and cash equivalents at end of period                               $ 3,167,912                  $ 199,621
                                                                          ==========                  ==========


Supplemental disclosure of cash flow
information
Income taxes paid                                                        $  491,495                   $ 104,250
Interest paid                                                            $  114,630                   $ 101,447

The accompanying notes are an integral part of the consolidated financial statements

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and
Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

The balance sheet as of December 31, 2007 has been derived from the audited financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accounting policies followed by the Company are set forth in Note 2 to CVD Equipment Corporation's ("the Company") consolidated financial statements in the December 31, 2007 Form 10-KSB.

For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

All material intercompany transactions have been eliminated in consolidation.

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

NOTE 3:  UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:

                                                               June 30, 2008   December 31, 2007
                                                               -------------   -----------------
                                                                (Unaudited)

Costs incurred on uncompleted contracts                       $ 2,424,735       $ 1,887,022
Estimated earnings                                              2,605,893         2,158,386
                                                               -------------    ----------------
                                                                5,030,628         4,045,408
Billings to date                                               (1,786,258)       (2,198,120)
                                                               -------------    ----------------
Costs and estimated earnings in excess of
billings on uncompleted contracts                             $ 3,244,370       $ 1,847,288
                                                              ==============    ================

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4:  INVENTORIES

Inventories consist of the following:

                                                                June 30, 2008              December 31, 2007
                                                                -------------              -----------------
                                                                 (Unaudited)

Raw materials                                                   $1,374,550                     $ 1,077,756
Work-in-process                                                  1,334,694                       1,733,738
Finished goods                                                     181,403                         204,141
                                                                -------------              ------------------

                                                                 $2,890,647                    $ 3,015,635
                                                                =============              ==================

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

The Company measured the fair value of the equity investment based on the combination of its best estimate of the fair value of the non-marketable securities and the equipment. Based on our analysis, the assigned fair value of the Company's equity investment of approximately $250,000 at June 30, 2008 appears appropriately stated.

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

                                    Fair Value Measurement at Reporting Date Using
                                    ----------------------------------------------
                                                    Quoted Prices in
                                                     Active Markets
                                                      for Identical        Significant Other             Significant
                                                         Assets            Observable Inputs         Unobservable Inputs
       Description             June 30, 2008           Level (1)               Level (2)                  Level (3)
       -----------             -------------           ---------               ---------                  ---------

Equity investment                $251,130        $            ---        $           ---                  $251,130

Total Assets                     $251,130        $            ---        $           ---                  $251,130
                                 ========                                                                 ========

Liabilities                      $    ---        $            ---        $           ---                  $    ---

Total Liabilities                $    ---        $            ---        $           ---                  $    ---


NOTE 6:  BAD DEBTS

Accounts receivables are presented net of an allowance for doubtful accounts of $29,985 and $12,588 as of June 30, 2008 and December 31, 2007 respectively. The allowance is based on prior experience and management's evaluation of the collectibility of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in economic conditions.

NOTE 7:  SHORT TERM BORROWINGS

On April 22, 2008, the Company entered into a three year Modified and Restated Revolving Credit Agreement with Capital One, N.A. (the "Bank") as successor to North Fork Bank, pursuant to which the Bank has agreed to make revolving loans to the Company of up to $5 million dollars until May 1, 2011, at which time it will be subject to renewal. The loan agreement amends and supersedes the Company's previous $2 million dollar revolving credit facility with the Bank. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR rate plus 2.00% or (ii) the Bank's prime rate minus .25%. This agreement contains certain financial and other covenants. Borrowings are collateralized by the Company's assets. The amount available under this agreement, was $4,840,000 as of June 30, 2008. The amount available under the prior facility as of June 30, 2007 was $1,220,000. As of June 30, 2008 , the Company is in full compliance with the terms of the Revolving Credit Agreement.

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

During the three and six months ended June 30, 2008 and June 30, 2007, the Company recorded as part of selling and general administrative expense, approximately $69,000 and $138,000 and $44,000 and $85,000 respectively for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R.

NOTE 9:  INCOME TAXES

The (benefit) expense for income taxes includes the following:

                                                Six Months Ended June 30,

                                                2008                 2007
                                              ---------            ---------
Current:
            Federal                           $ 100,199            $ 166,981
            State                                37,870               24,684
                                              ---------            ---------
                  Total Current Provision       138,069              191,665
         Deferred:
            Federal                             (98,043)             (88,423)
   State                                        (29,976)             ( 8,205)
                                             ----------            ---------
                  Total Deferred (Benefit)     (128,019)             (96,628)
                                             ----------            ---------
                                              $  10,050            $  95,037
                                             ==========            =========

The majority of the Company's state and all of the federal net operating loss (NOL'S) carry forwards have been utilized through June 30, 2008. For the three and six months ended June 30, 2008, the Company recorded a current income tax expense of approximately $92,000 and $138,000 respectively, that was reduced by a deferred tax benefit of $70,000 and $128,000 respectively.

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 10: EARNINGS PER SHARE

We have applied SFAS No. 128, "Earnings Per share" in its calculation and presentation of earnings per share - "basic" and "diluted". Basic earnings per share are computed by dividing net earnings available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period presented. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Stock options to purchase 248,500 shares of common stock were outstanding and 121,125 were exercisable during the six months ended June 30, 2007. Stock options to purchase 441,000 shares were outstanding and 234,125 were exercisable during the six months ended June 30, 2008, However, during the six months ended June 30, 2008, only 84,125 were included in the computation of diluted earnings per share because the option exercise prices were less than the average market price of our common stock during these periods.

The dilutive potential common shares on warrants and options is calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potential dilutive effect of the securities.

The following table sets forth our computation of basic and diluted net income per share:

                                                             Three months ended June 30,
                                                             ---------------------------
                                                                 2008             2007
                                                                 ----             ----
Numerator:
Net income used in calculation of basic and diluted
earnings per share                                           $     7,174       $   164,927
                                                             -----------       -----------

Denominator:
Weighted-average common shares outstanding used
in calculation of basic earnings per share                     4,733,500         3,286,732
Effect of dilutive securities:
Stock options and equivalents                                     31,778           151,480
                                                             -----------      ------------
Weighted-average common shares used in calculation
of diluted earnings per share                                  4,765,278         3,438,212
                                                             ===========      =============

Net income per share:
    Basic                                                    $      0.00      $       0.05
    Diluted                                                  $      0.00      $       0.05

                    CVD EQUIPMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 10: EARNINGS PER SHARE (continued)

                                                                       Six months ended June 30,
                                                                       ---------------------------
                                                                          2008             2007
                                                                          ----             ----
Numerator:
Net income used in calculation of basic and diluted
earnings per share                                                     $    26,378      $   261,337
                                                                       -----------      -----------

Denominator:
Weighted-average common shares outstanding used
in calculation of basic earnings per share                               4,732,758        3,292,660
Effect of dilutive securities:
Stock options and equivalents                                               33,008          139,432
                                                                       -----------      -----------
Weighted-average common shares used in calculation
of diluted earnings per share                                            4,765,766        3,432,092
                                                                       ===========      ===========

Net income per share:
         Basic                                                         $      0.01     $      0.08
         Diluted                                                       $      0.01     $      0.08

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

Results of Operations
Three and Six Months Ended June 30, 2008 vs. Three and Six Months Ended June 30, 2007

Revenue

Revenue for the three and six month period ended June 30, 2008 was approximately $4,269,000 and $8,312,000 respectively as compared to $3,071,000 and $6,883,000 respectively for the three and six month periods ended June 30, 2007, an increase of 39.0% and 20.8% respectively. We attribute the increase to an increase in selling effort for all of our products. The proceeds received during the latter half of 2007, as a result of the sale of our common stock, has allowed us to hire additional personnel, and enabled our key personnel to focus their efforts on selling into our targeted market segments.

Gross Profit

The Company generated gross profits of approximately $1,152,000 and $2,369,000 respectively resulting in gross profit margins of 27.0 % and 28.5% respectively for the three and six months ended June 30, 2008 as compared to gross profits of approximately $1,171,000 and $2,427,000 respectively resulting in gross profit margins of 38% and 35.3% respectively for the three and six months ended June 30, 2007. The decrease in gross profit is primarily attributable to an increase in engineering and production personnel to support our increased orders, the expansion of our First Nano laboratory and new product development costs in the Nanomaterials, Energy and Semiconductor fields.

Selling, General and Administrative Expenses

Selling and shipping expenses for the three months ended June 30, 2008 and 2007 were approximately $204,000 and $148,000 respectively, representing a 37.5% increase versus the prior period. This increase is primarily attributable to an increase in sales commissions earned during the current period for sales that were concluded through efforts by our outside sales representatives.

Selling and shipping expenses for the six months ended June 30, 2008 were approximately $385,000 compared to $427,000 for the six months ended June 30, 2007. This decrease of 9.8% is primarily attributable to the Company's reduced attendance at trade shows and overall reduction in sales commission expense during the six month period.

The Company incurred approximately $883,000 of general and administrative expenses during the three months ended June 30, 2008, compared to the approximately $805,000 incurred during the three months ended June 30, 2007. This represents an increase of 9.7% or approximately $80,000 which is primarily attributable to the costs associated with employee recruitment efforts, costs associated with the new facility purchased earlier this year, increased payroll and benefit costs, general insurance, stock-based compensation and investor relations costs which were partially offset with a decrease in legal fees.

The Company incurred approximately $1,915,000 of general and administrative expenses during the six months ended June 30, 2008, compared to the approximately $1,578,000 of general and administrative expenses incurred in the six months ended June 30, 2007, representing an increase of approximately $337,000 or 21.4%. $168,000 of this increase can be attributed to additional contributions required as a result of the findings of a forensic audit performed on the Manufacturing Industry Workers' Compensation Self-Insurance Trust Fund (the "Fund") of which the Company was a member from January 2000 through March 2006. The Company is no longer a member of the Fund. The Fund was established to enable the participating employers to self insure their workers' compensation liability exposure as provided for under the Workers' Compensation Laws of the State of New York. Under the terms of the agreement, the Company is jointly and severally liable for the expenses and obligations of the Fund and for the workers' compensation liability of all participating employers incurred while a member. The Company was advised that certain adjustments were necessary to comply with New York State Workers' Compensation Board regulatory guidelines for Group Self Insurance Trusts. The contributions previously charged have not been adequate to cover Fund expenses including future claims. As a result, the Company was advised that additional contributions of approximately $168,000 are required, which the Company expensed in full during this period. There may be additional contributions necessary as a result of any outstanding residual liability for any given contribution year. The Company is accruing an additional $5,000 per quarter for this potential liability. Additionally, the Company incurred increased costs to support our continued sales growth.

Operating Income

As a result of the foregoing factors, operating income was approximately $65,000 and $68,000 for the three and six months ended June 30, 2008 respectively. This represents a decrease of 70.2% and 83.9% compared to operating income of $218,000 and $423,000 respectively for the three and six month periods ended June 30, 2007.

Interest Expense, Net

Interest income for the three and six months ended June 30, 2008 was approximately $22,000 and $60,000 respectively, compared to $0 for the three and six months ended June 30, 2007. This is a result of the temporary investment of certain net capital proceeds from the sale of the Company's common stock in 2007. Interest expense for the three and six months ended June 30, 2008 was $64,000 and $104,000 respectively, compared to approximately $52,000 and $106,000 for the three and six months ended June 30, 2007. The primary source of this interest expense is from the mortgages on the three buildings that we own. The increase for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 is attributable to the interest on the mortgage on the building we purchased in February, 2008. As a result of equipment purchases, the Company has utilized $160,000 of its Revolving Credit Facility and converted it into term loans.

Other Income

Other income during the three months ended June 30, 2008 was approximately $6,000 compared to approximately $34,000 for the three months ended June 30, 2007. This was primarily the result of the receipt of $28,000 in 2007 which was previously written off as uncollectible in 2004.

Other income during the six months ended June 30, 2008 was approximately $14,000 compared to approximately $39,000 for the corresponding period one year ago.

Income Taxes

For the three and six months ended June 30, 2008, the Company recorded a current income tax expense of approximately $92,000 and $138,000 respectively, that was reduced by the realization of the deferred tax benefits of approximately $70,000 and $128,000.

Net Income

The Company reported net income of approximately $7,000 for the three month period ended June 30, 2008 compared to net income of $165,000 for the same period, in 2007. This decrease was primarily attributable to approximately $200,000 of expenses incurred from an increase in the number of engineering and production personnel employed by the Company in response to both the increased orders received for the Company's products and the costs associated with the Company's expansion growth and new product development in the Nanomaterials, Energy, Solar and Semiconductor fields.

For the six month period ended June 30, 2008, the Company reported net income of approximately $26,000 compared to net income of $261,000 for the six months ended June 30, 2007. As previously discussed, the decreased net income in 2008 versus 2007 is attributable to the hiring of additional personnel and associated costs related to our increased order levels, expansion and product development as well as the audit assessment of $168,000 for workers' compensation contributions for the years 2000 through 2006.

Liquidity and Capital Resources

As of June 30, 2008, the Company had aggregate working capital of approximately $9,814,000 and cash and cash equivalents of $3,168,000 compared to $10,314,000 and $5,110,000 at December 31, 2007, a decrease of $500,000 and $1,942,000 respectively. The decrease in cash and cash equivalents was primarily the result of funding the uncompleted contracts, increased by approximately $1,398,000, an increase in accounts receivable of approximately $746,000 partially offset by an increase in accounts payable of $670,000.

Accounts receivable, net as of June 30, 2008 was $2,498,000 compared to $1,769,000 as of December 31, 2007. This increase is attributable to the timing of shipments and customer payments.

As of June 30, 2008 the Company's backlog was approximately $4,017,000, a decrease of $1,070,000 or 21.0% compared to $5,087,000 at December 31, 2007.
Timing for completion of the backlog varies depending on the product mix, however, there is generally a one to six month lag in the completion and shipping of backlogged product. Backlog from quarter to quarter can vary based on the timing of order placements and shipments.

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

On June 30, 2008, the Company entered into a Consolidation, Extension and Modification Agreement and Consolidated and Restated Mortgage note each with Capital One, N.A. The agreement consolidated various notes and mortgages relating to the property and building in Saugerties, New York into a single note in the principal sum of $805,000 of which approximately $17,000 represented additional borrowings incurred by the Company. Principal and interest payments are to be made in equal consecutive monthly installments of $5,903.27 commencing on August 1, 2008 and continuing for 119 months, with a final balloon payment being due on July 1, 2018 equal to the remaining unpaid principal on the maturity date. The principal sum bears interest at a fixed annual rate of 6.20%. The Note is secured by a first priority mortgage lien on the premises, all of the Company's monies, deposits or other sums held by the Bank on deposit, the Agreement, an assignment of the leases and rents from the premises, a lien on the Company's personal property, and $500,000 of the proceeds of a life insurance policy which is owned by the Company and issued on the life of the Company's Chief Executive Officer, Leonard A. Rosenbaum.

The Company believes that based on its historical growth rate, its cash and cash equivalents position at June 30, 2008 and available credit facilities, the Company's funds at June 30, 2008 will be sufficient to meet its working capital and investment requirements for the next twelve months.

However, we anticipate the business will grow at a faster rate. This may require additional funding. For this reason, as well as other reasons that arise from time to time, we may consider raising capital through equity or debt financings. Any decision to raise additional capital, as well as the determination of the appropriate vehicle for doing so, will depend on market conditions, order levels, opportunities presented to us and other factors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of the Company's Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of end of the period covered by this Report, the disclosure controls and procedures were and are effective.

Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting that occurred during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

31.1    Certification of Chief Executive Officer

31.2    Certification of Chief Financial Officer

32.1    Certification of Chief Executive Officer pursuant to U.S.C. Section 1350

32.2    Certification of Chief Financial Officer pursuant to U.S.C. Section 1350


           (b) Reports on Form 8-K

                   None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 2008.

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

                                  EXHIBIT INDEX


EXHIBIT
NUMBER       DESCRIPTION

31.1   Certification of Chief Executive Officer *

31.2   Certification of Chief Financial Officer *

32.1   Certification of Chief Executive Officer pursuant to U.S.C. Section 1350*

32.2   Certification of Chief Financial Officer pursuant to U.S.C. Section 1350*

* Filed herewith

                                                                    Exhibit 31.1

                  Certifications of Principal Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Leonard A. Rosenbaum, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CVD Equipment Corporation;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

               a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; b. Designed such internal controls over financial reporting, or caused such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrants' board of directors (or persons performing the equivalent functions):

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

 Dated: August 14, 2008

      /s/ Leonard A. Rosenbaum
----------------------------------------------
President, Chief Executive Officer and Director

                                                                    Exhibit 31.2

                  Certifications of Principal Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Glen R. Charles, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CVD Equipment Corporation;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

          a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
          b. Designed such internal controls over financial reporting, or caused such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
          c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
          d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrants' board of directors (or persons performing the equivalent functions):

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

Dated: August 14, 2008

 /s/ Glen R. Charles
----------------------------------
     Chief Financial Officer

                                                                    Exhibit 32.1

                  Certification of Principal Executive Officer
           Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of2002



I, Leonard A. Rosenbaum, President and Chief Executive Officer of CVD Equipment Corporation, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge, the quarterly report on Form 10-Q for the period ending June 30, 2008 of CVD Equipment Corporation (the "Form 10-Q") fully complies with the requirements of
Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.


Dated: August 14, 2008                  /s/ Leonard A. Rosenbaum
                                      ------------------------------
                                        Leonard A. Rosenbaum
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                                                                    Exhibit 32.2

                  Certification of Principal Financial Officer
           Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



I, Glen R. Charles, Chief Financial Officer of CVD Equipment Corporation, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge, the quarterly report on Form 10-Q for the period ending June 30, 2008 of CVD Equipment Corporation (the "Form 10-Q") fully complies with the requirements of Section 13 (a) or 15 (d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of CVD Equipment Corporation.


Dated: August 14, 2008                  /s/  Glen R. Charles
                                    ---------------------------------
                                    Glen R. Charles
                                    Chief Financial Officer
                                    (Principal Financial Officer)