Form 10KSB/A
period 2007-12-31
CVD EQUIPMENT CORP
filed 2008-08-18
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

     Washington, D.C. 20549

________________

Form 10-KSB/A
Amendment No. 1

(Mark One)
|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007
|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____ to ____
Commission file number: 1-16525
CVD EQUIPMENT CORPORATION
(Name of Small Business Issuer in Its Charter)

New York	11-2621692
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1860 Smithtown Avenue Ronkonkoma, New York 11779
(Address including zip code of registrant’s Principal Executive Offices)
(631) 981-7081 (Issuer’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, Par value $0.01	NASDAQ Capital Market

Securities registered under Section 12(g) of the Act:
None

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes |X| No |_|

         Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State issuer’s revenues for its most recent fiscal year. $13,577,772.

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

       State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,733,500 shares of Common Stock, $0.01 par value at March 25, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None. Transitional Small Business Disclosure Format (Check one):     Yes |_| No |X|
__________________________________________________________________________

EXPLANATORY NOTE

         CVD Equipment  Corporation is filing this  Amendment  No. 1 on Form 10-KSB/A  (“Amendment  No.1”) to amend our Form 10-KSB for the year ended December 31, 2007 which was originally filed on March 31, 2008.

         We are  filing  this  Amendment  No.1 to include  the  disclosures  required  under  Part II,  Item 8A(T), Controls and  Procedures.  We are also  revising and  re-executing  the Principal  Executive  Officer and Principal Financial  Officer  certifications  filed  under  Exhibits  31.1 and 31.2 to include the  introductory  language of paragraph 4 and the language of paragraph 4(b) of Item 601(b)(31) of Regulation  S-B.  Except  as disclosed in this Explanatory  Note, we have not updated the disclosure  contained in the original Form 10-KSB, as filed on March 31, 2008.  Pursuant to  Rule 12b-15  under the  Securities  Exchange  Act of 1934,  as amended,  this  Amendment  No. 1 contains new  certifications  of our Chief Executive  Officer and Chief Financial  Officer  executed as of the date hereof.  All  other  disclosures  and  exhibits  as filed in our Form  10-KSB  filed on March 31,  2008 are  hereby incorporated  by reference as to such.  Accordingly,  this Amendment  No. 1 should be read in conjunction  with our other filings made with the Securities and Exchange Commission (“SEC”).

ITEM 8A(T). CONTROLS AND PROCEDURES

Evaluation  of  Disclosure  Controls and  Procedures.  The Company  maintains a system of  disclosure  controls and procedures  (as  defined in Rule  13a-15(e)  under the  Exchange  Act).  As required  by Rule  13a-15(b)  under the Exchange Act,  management of the Company,  under the direction of the Company’s Chief  Executive  Officer and Chief Financial  Officer,  reviewed and  performed an  evaluation  of the  effectiveness  of design and  operation of the Company’s  disclosure  controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2007.  Based on that review and evaluation,  the Chief Executive  Officer and Chief  Financial  Officer,  along with the management of the Company,  have  determined  that as of December 31, 2007,  the  disclosure  controls and procedures were not effective due to an inadvertent  failure to include our Management’s  Annual Report On Internal Control Over  Financial  Reporting in our annual report on Form 10-KSB for the year ended  December 31, 2007. As of the date of this amended report, the Company has taken the following steps to address this issue:

(1)  Before each report is filed, management of the Company will review the SEC’s website,  www.sec.gov,  in an effort to determine any recent changes in the rules affecting our disclosure obligations; and

(2)      As each  report is  prepared,  we will  discuss  with our  independent  consultants  who  assist us in the preparation of the reports and financial  statements  included  within the reports  whether they are aware of any recent changes in the rules affecting our disclosure obligations.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management  of the Company is  responsible  for  establishing  and  maintaining  effective  internal  control  over financial  reporting (as defined in Rule 13a - 15(f) of the Exchange  Act).  There are inherent  limitations to the effectiveness  of any  internal  control,  including  the  possibility  of human  error  and the  circumvention  or overriding of controls.  Accordingly,  even effective internal controls can provide only reasonable  assurance with respect to financial  statement  preparation.  Further,  because of changes in  conditions,  the  effectiveness  of internal control may vary over time.

We have assessed the  effectiveness  of our internal  controls over  financial  reporting (as defined in Rule 13a -15(f) of the Exchange  Act) as of December 31, 2007. In making this  assessment,  we used the criteria set forth by the  Committee of  Sponsoring  Organizations  of the Treadway  Commission  (COSO) in Internal  Control - Integrated Framework.  Management  concluded that, as of December 31, 2007, our internal control over financial  reporting was effective based on the criteria  established in Internal Control - Integrated  Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

This annual  report does not include an  attestation  report of the Company's  registered  public  accounting  firm regarding  internal  control over financial  reporting.  Management's  report was not subject to attestation by the Company's  registered public  accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's  report in this annual report.

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

         NAME                                         POSITION                                    DATE

/s/ Leonard A Rosenbaum	President, Chief Executive Officer and Director	August 18, 2008
Leonard A. Rosenbaum	(Principal Executive Officer)
/s/ Alan H. Temple Jr.	Director	August 18, 2008
Alan H. Temple Jr.
/s/ Martin J. Teitelbaum	Director and Assistant Secretary	August 18, 2008
Martin J. Teitelbaum
/s/ Conrad Gunther	Director	August 18, 2008
Conrad Gunther
/s/ Bruce T. Swan	Director	August 18, 2008
Bruce T. Swan
/s/ Glen R. Charles	Chief Financial Officer and Secretary	August 18, 2008
Glen R. Charles	(Principal Financial and Accounting Officer)

                                                   EXHIBIT INDEX

31.1      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1      Section 1350 Certification of Principal Executive Officer.

32.2      Section 1350 Certification of Principal Financial Officer.

5