Form 10-Q
period 2008-09-30
CVD EQUIPMENT CORP
filed 2008-11-13
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _____to _____

Commission file number: 1-16525

CVD EQUIPMENT CORPORATION

(Name of Registrant in Its Charter)

New York	11-2621692
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1860 Smithtown Avenue
Ronkonkoma, New York 11779
(Address including zip code of registrant’s Principal Executive Offices)

(631) 981-7081

(Registrant’s Telephone Number, Including Area Code)

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

Yes [x]  No [  ]

Indicate by check mark whether issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (check one)

Large accelerated filer [ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by check mark whether issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                                                                          Yes [x]  No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,749,500 shares of Common Stock, $0.01 par value at November 12, 2008.

______________________________________________________________________________

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

Index

Part I - Financial Information

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007*
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 2,217,601	$ 5,110,447
Accounts receivable, net	3,780,191	1,769,265
Investment	251,130	251,130
Cost and estimated earnings in excess
of billings on uncompleted contracts	3,604,611	1,847,288
Inventories	2,830,867	3,015,635
Deferred income taxes – current	95,220	90,774
Other current assets	285,971	379,360

Total Current Assets	13,065,591	12,463,899

Property, plant and equipment, net	7,724,759	5,055,727

Deferred income taxes – non-current	399,639	266,077

Other assets	565,032	1,114,637

Intangible assets, net	73,345	106,566

Total Assets	$21,828,366	$19,006,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 347,985	$ 222,193
Accounts payable	1,534,428	517,934
Accrued expenses	884,473	1,245,819
Accrued professional fees – related party	32,500	116,165
Deferred revenue	196,324	47,444
	2,995,710	2,149,555
Long-term debt, net of current portion	4,219,252	2,678,421
Total liabilities	7,214,962	4,827,976

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock - $0.01 par value – 10,000,000 shares
authorized; issued and outstanding, 4,749,500 at
September 30, 2008 and 4,718,500 at December 31, 2007	47,495	47,185
Additional paid-in-capital	9,871,459	9,592,728
Retained earnings	4,694,450	4,539,017
Total Stockholders’ Equity	14,613,404	14,178,930

Total liabilities and stockholders’ equity	$21,828,366	$19,006,906

* Derived from audited financial statements for the year ended December 31, 2007 (see Form 10-KSB Annual Report filed on March 31, 2008 with the Securities and Exchange Commission).

The accompanying notes are an integral part of the consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$4,883,910	$3,302,830	$13,196,313	$10,185,351

Cost of revenue	3,586,660	2,238,191	9,530,480	6,693,213

Gross profit	1,297,250	1,064,639	3,665,833	3,492,138

Operating expenses
Selling and shipping	156,584	137,150	542,017	563,720
General and administrative	1,056,551	754,701	2,954,394	2,297,532
Related party – professional fees	15,000	--	32,500	35,000
Total operating expenses	1,228,135	891,851	3,528,911	2,896,667

Operating income	69,115	172,788	136,922	595,471

Other income (expense)
Interest income	20,572	2,749	80,117	2,810
Interest expense	(58,418)	(64,564)	(162,859)	(170,337)
Other income	156,556	517,657	170,073	557,060
Total other income (expense)	118,710	455,842	87,331	389,533

Income before income taxes	187,825	628,630	224,253	985,004

Income tax (expense)	(58,770)	(352,652)	(68,820)	(447,689)

Net income	$ 129,055	$ 275,978	$155,433	$537,315

Basic income per common share	$ 0.03	$ 0.08	$0.03	$0.16

Diluted income per common share	$ 0.03	$ 0.08	$0.03	$0.16

Weighted average common shares outstanding-basic	4,734,717	3,395,321	4,733,416	3,327,256

Effect of potential common share issuance:
Stock options	50,463	122,419	36,647	134,155

Weighted average common shares outstanding-diluted	4,785,180	3,517,740	4,770,063	3,461,411

The accompanying notes are an integral part of the consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net income	$155,433	$537,315
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Stock-based compensation expense	258,040	128,468
Depreciation and amortization	386,753	318,367
Deferred tax benefit	(138,008)	(146,032)
Bad debt provision	19,910	11,360
Changes in operating assets and liabilities:
Accounts receivable	(2,030,836)	(255,647)
Cost and estimated earnings in excess of billings
on uncompleted contracts	(1,757,323)	(914,822)
Inventories	184,768	(129,108)
Other current assets	93,389	(444,156)
Other assets	50,000	(133,300)
Accounts payable	1,016,495	(64,401)
Accrued expenses	(445,015)	411,469
Deferred revenue	148,880	158,805
Net cash (used in) operating activities	(2,057,514)	(521,682)

Cash flows from investing activities:
Capital expenditures	(2,948,267)	(398,083)
Deposits	425,312	4,043
Net cash (used in) investing activities	(2,522,955)	(394,040)

Cash flows from financing activities:
Payments from bank line of credit – net	-	(210,000)
Payments of long-term debt – net	(978,377)	(48,407)
Proceeds from long-term debt	2,645,000	-
Net proceeds from issue of common stock	-	5,058,032
Net proceeds from stock options exercised	21,000	153,100
Net cash provided by financing activities	1,687,623	4,952,725

Net (decrease) increase in cash and cash equivalents	(2,892,846)	4,037,002

Cash and cash equivalents at beginning of period	5,110,447	257,341

Cash and cash equivalents at end of period	$2,217,601	$4,294,343

Supplemental disclosure of cash flow information
Income taxes paid	$498,310	$108,076
Interest paid	$173,048	$166,261

The accompanying notes are an integral part of the consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending December 31, 2008.

The balance sheet as of December 31, 2007 has been derived from the audited financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accounting policies followed by the Company are set forth in Note 2 to CVD Equipment Corporation’s (“the Company”) consolidated financial statements in the December 31, 2007 Form 10-KSB.

For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

All material intercompany transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Income Recognition

The Company recognizes revenues and income using the percentage-of-completion method for custom production-type contracts while revenues from other products are recorded when such products are accepted and shipped. Profits on custom production-type contracts are recorded on the basis of the Company’s estimates of the percentage-of-completion of individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Under this method, revenues are recognized based on costs incurred to date compared with total estimated costs.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed.

The liability, “Billings in excess of costs on uncompleted contracts” represents amounts billed in excess of revenues earned.

NOTE 3:	CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in certificates of deposit, treasury bills and money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain stability and liquidity.

NOTE 4:	UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:

	September 30, 2008	December 31, 2007
	(Unaudited)
Costs incurred on uncompleted contracts	$ 3,528,958	$1,887,022
Estimated earnings	3,974,742	2,158,386
	7,503,700	4,045,408
Billings to date	(3,899,089)	(2,198,120)

Costs and estimated earnings in excess of billings on uncompleted contracts	$ 3,604,611	$1,847,288

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5:	INVENTORIES

Inventories consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)

Raw materials	$1,435,407	$ 1,077,756
Work-in-process	1,214,057	1,733,738
Finished good	181,403	204,141

	$2,830,867	$3,015,635

NOTE 6:	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 – Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 – Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices are observable, and inputs derived from or corroborated by observable market data.

Level 3 – Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company measured the fair value of the equity investment based on the combination of its best estimate of the fair value of the non-marketable securities and the equipment. Based on our analysis, the assigned fair value of the Company’s equity investment of approximately $250,000 at September 30, 2008 appears appropriately stated.

The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6	FAIR VALUE MEASUREMENTS (continued)

The following table presents our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

Fair Value Measurement at Reporting Date Using

Quoted Prices in
Active Markets
		for Identical	Significant Other	Significant
		Assets	Observable Inputs	Unobservable Inputs
Description	September 30, 2008	Level (1)	Level (2)	Level (3)

Equity investment	$251,130	$ ---	$ ---	$251,130

Total Assets	$251,130	$ ---	$ ---	$251,130

Liabilities	$ ---	$ ---	$ ---	$ ---

Total Liabilities	$ ---	$ ---	$ ---	$ ---

NOTE 7:	BAD DEBTS

Accounts receivables are presented net of an allowance for doubtful accounts of $32,498 and $12,588 as of September 30, 2008 and December 31, 2007 respectively. The allowance is based on prior experience and management’s evaluation of the collectibility of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in economic conditions.

NOTE 8:	LONG-TERM DEBT

On April 22, 2008, the Company entered into a three year Modified and Restated Revolving Credit Agreement with Capital One, N.A. (the “Bank”) as successor to North Fork Bank, pursuant to which the Bank has agreed to make revolving loans to the Company of up to $5 million until May 1, 2011, at which time it will be subject to renewal. The loan agreement amends and supersedes the Company’s previous $2 million revolving credit facility with the Bank. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR rate plus 2.00% or (ii) the Bank’s prime rate minus .25%. This agreement contains certain financial and other covenants.Borrowings are collateralized by the Company’s assets.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8:	LONG-TERM DEBT (continued)

The amount available under this agreement was $4,500,000 as of September 30, 2008 as the Company has utilized $500,000 of this facility in the form of equipment term loans. The amount available under the prior facility as of September 30, 2007 was $1,840,000. As of September 30, 2008, the Company is in full compliance with the terms of the Revolving Credit Agreement.

NOTE 9:	STOCK-BASED COMPENSATION EXPENSE

On January 1, 2006, the Company adopted the provisions of SFAS No. 123-R “Share-Based Payment” using the modified prospective method. SFAS No. 123-R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards. Under the modified prospective method of adopting SFAS No. 123-R, the Company recognized compensation cost for all share-based payments granted after January 1, 2006, plus any awards granted to employees prior to January 1, 2006 that remain unvested at that time. Under this method of adoption, no restatement of prior periods is made.

During the three and nine months ended September 30, 2008 and September 30, 2007, the Company recorded as part of selling and general administrative expense, approximately $120,000 and $258,000 with respect to the three and nine months ended September 30, 2008 respectively, and $43,000 and $128,000 with respect to the three and nine months ended September 30, 2007 respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10:	INCOME TAXES

The (benefit) provision expense for income taxes includes the following:

	Nine Months Ended September 30,
	2008	2007
Current:
Federal	$ 153,673	$ 463,686
State	53,154	130,035
Total Current Provision	206,827	593,721
Deferred:
Federal	(137,436)	(134,932)
State	(571)	(11,100)
Total Deferred (Benefit)	(138,007)	(146,032)
	$ 68,820	$ 447,689

The majority of the Company’s state and all of the federal net operating loss (NOL’S) carry forwards have been utilized through September 30, 2008. For the three months ended September 30, 2008 the Company recorded a current income tax expense of approximately $69,000 that was reduced by a deferred tax benefit of approximately $10,000. For the nine months ended September 30, 2008, the Company recorded a current income tax expense of approximately $207,000 that was reduced by a deferred tax benefit of $138,000.

NOTE 11:	EARNINGS PER SHARE

We have applied SFAS No. 128, “Earnings Per share” in its calculation and presentation of earnings per share – “basic” and “diluted”. Basic earnings per share are computed by dividing net earnings available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period presented. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11:	EARNINGS PER SHARE (continued)

Stock options to purchase 248,500 shares of common stock were outstanding and 156,500 were exercisable during the nine months ended September 30, 2007. Stock options to purchase 441,000 shares were outstanding and 265,375 were exercisable during the nine months ended September 30, 2008, However, during the nine months ended September 30, 2008, only 36,647 were included in the computation of diluted earnings per share because the option exercise prices were less than the average market price of our common stock during these periods. These securities may be dilutive to the earnings per share calculation in the future.

The dilutive potential common shares on warrants and options is calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potential dilutive effect of the securities.

The following table sets forth our computation of basic and diluted net income per share:

	Three months ended September 30,
	2008	2007
Numerator:
Net income used in calculation of basic and diluted earnings per share	$ 129,055	$ 275,978
Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings per share	4,734,717	3,395,321
Effect of dilutive securities:
Stock options and equivalents	50,463	122,419
Weighted-average common shares used in calculation
of diluted earnings per share	4,785,180	3,517,740

Net income per share:
Basic	$ 0.03	$ 0.08
Diluted	$ 0.03	$ 0.08

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11:	EARNINGS PER SHARE (continued)

	Nine months ended September 30,
	2008	2007
Numerator:
Net income used in calculation of basic and diluted earnings per share	$ 155,433	$ 537,315
Denominator:
Weighted-average common shares outstanding used in calculation of basic earnings per share	4,733,416	3,327,256
Effect of dilutive securities:
Stock options and equivalents	36,647	134,155
Weighted-average common shares used in calculation of diluted earnings per share	4,77,063	3,461,411

Net income per share:
Basic	$ 0.03	$ 0.16
Diluted	$ 0.03	$ 0.16

Item 2.           Management’s Discussion and Analysis or Plan of Operation.

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: competition in the Company’s existing and potential future product lines of business; the Company’s ability to obtain financing on acceptable terms if and when needed; uncertainty as to the Company’s future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the Company. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Results of Operations

Three and Nine Months Ended September 30, 2008 vs. Three and Nine Months Ended September 30, 2007

Revenue

Revenue for the three and nine month periods ended September 30, 2008 was approximately $4,884,000 and $13,196,000, respectively as compared to $3,303,000 and $10,185,000, respectively for the three and nine month periods ended September 30, 2007, an increase of 47.9% and 29.6% respectively. We attribute the increase to intensified selling efforts for all of our products. The proceeds we received during the latter half of 2007, as a result of the sale of our common stock, has allowed us to hire additional personnel, and enabled our key personnel to focus their efforts on selling into our targeted market segments.

Gross Profit

The Company generated gross profits of approximately $1,297,000 and $3,666,000, respectively resulting in gross profit margins of 26.6% and 27.8%, respectively, for the three and nine months ended September 30, 2008 as compared to gross profits of approximately $1,065,000 and $3,492,000, respectively, resulting in gross profit margins of 32.2% and 34.3%, respectively, for the three and nine months ended September 30, 2007. The decrease in gross profit is primarily attributable to an increase in our engineering and production personnel necessary to support our increased orders, the expansion of our First Nano laboratory and new product development costs in the Nanomaterials, Energy, Solar and Semiconductor fields.

Selling, General and Administrative Expenses

Selling and shipping expenses for the three months ended September 30, 2008 and 2007 were approximately $157,000 and $137,000, respectively, representing a 14.2% increase versus the prior period. This increase is primarily attributable to an increase in sales commissions earned during the current period for sales that were concluded through the efforts of our outside sales representatives as well as an increase in sales related travel expenses.

Selling and shipping expenses for the nine months ended September 30, 2008 were approximately $542,000 compared to $564,000 for the nine months ended September 30, 2007. This decrease of 3.9% is primarily attributable to a reduction in shipping expenses as well as an overall reduction in sales commission expense during the nine month period.

The Company incurred approximately $1,072,000 and $2,987,000 of general and administrative expenses during the three and nine months ended September 30, 2008, respectively, compared to approximately $755,000 and $2,333,000 incurred during the three and nine months ended September 30, 2007, respectively. This represents an increase of 42.0% and 28%, respectively, which is primarily attributable to the costs needed to support our continued sales growth including the hiring of additional personnel, increased payroll and benefit costs, employee recruitment efforts, general insurance, workers’ compensation insurance, stock-based compensation, accounting, legal and investor relations costs as well as costs associated with the new laboratory facility purchased earlier this year.

Operating Income

As a result of the foregoing factors, operating income was approximately $69,000 and $137,000 for the three and nine months ended September 30, 2008, respectively. This represents a decrease of 60.0% and 77.0% compared to operating income of $173,000 and $595,000, respectively, for the three and nine month periods ended September 30, 2007.

Interest Expense, Net

Interest income for the three and nine months ended September 30, 2008 was approximately $21,000 and $80,000, respectively, compared to approximately $3,000 for both the three and nine months ended September 30, 2007, respectively. This is a result of additional interest income derived from the temporary investment of certain net capital proceeds from the sale of the Company’s common stock in September, 2007. Interest expense for the three and nine months ended September 30, 2008 was $58,000 and $163,000, respectively, compared to approximately $65,000 and $170,000, respectively, for the three and nine months ended September 30, 2007. The primary sources of this interest expense are for the mortgages on the three buildings that we own. In addition, as a result of equipment purchases, the Company has utilized $500,000 of its Revolving Credit Facility and converted such amounts into term loans which is an additional source of interest expense.

Other Income

Other income during the three months ended September 30, 2008 was approximately $157,000 compared to approximately $518,000 for the three months ended September 30, 2007. In September, 2007, under the terms of a settlement agreement resolving litigation, the Company agreed to accept payment of $541,600 to be paid over a specific timetable in connection with the settlement. The Company has received $408,600 as of September 30, 2008.

Other income during the nine months ended September 30, 2008 was approximately $170,000 compared to approximately $557,000 for the corresponding period one year ago due to the settlement of the litigation mentioned above.

Income Taxes

For the three months ended September 30, 2008, the Company recorded a current income tax benefit of approximately $69,000 that was decreased by the realization of the deferred tax benefits of approximately $10,000. For the nine months ended September 30, 2008, the Company recorded a current income tax expense of approximately $207,000 that was reduced by the realization of deferred tax benefits of approximately $138,000.

Net Income

The Company reported net income of approximately $129,000 and $155,000, respectively, for the three and nine month periods ended September 30, 2008, respectively, compared to net income of $276,000 and $537,000, respectively, for the same periods in 2007.This decrease was primarily attributable to the settlement of litigation in 2007, when the Company received payment in connection with the settlement as well as the additional expenses incurred in 2008, as a result of an increase in the number of engineering and production personnel employed by the Company in response to both the increased orders received for the Company’s products and the costs associated with the Company’s expansion and new product development in the Nanomaterials, Energy, Solar and Semiconductor fields.

Liquidity and Capital Resources

As of September 30, 2008, the Company had aggregate working capital of approximately $10,070,000 and cash and cash equivalents of $2,218,000 compared to $10,314,000 and $5,110,000 at December 31, 2007, a decreaseof $244,000 and $2,892,000, respectively. The decrease in cash and cash equivalents was primarily the result of funding uncompleted contracts, which increased by approximately $1,757,000, and an increase in accounts receivable of approximately $2,011,000 which was partially offset by an increase in accounts payable of approximately $1,016,000.

Accounts receivable, net as of September 30, 2008 was $3,780,000 compared to $1,769,000 as of December 31, 2007. This increase is attributable to the timing of shipments and customer payments.

As of September 30, 2008 the Company’s backlog was approximately $5,240,000, an increase of $153,000 or 3.0% compared to $5,087,000 at December 31, 2007. Timing for completion of the backlog varies depending on the product mix and can be as long as two years.  Backlog from quarter to quarter can vary based on the timing of order placements and shipments.

The Company believes that based on its historical growth rate, its cash and cash equivalents position at September 30, 2008 and available credit facilities, the Company’s funds at September 30, 2008 will be sufficient to meet its working capital and investment requirements for the next twelve months.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

CVD EQUIPMENT CORPORATION

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.
None.
Item 2.	Changes in Securities and Use of Proceeds.
None.
Item 3.	Defaults Upon Senior Securities
None.
Item 4.	Submission of Matters to a Vote of Security Holders.
None.
Item 5.	Other Information.
None.
Item 6.	Exhibits and Reports Filed on Form 8-K.
(a) Exhibits filed with this report:

31.1 Certification of Chief Executive Officer
31.2 Certification of Chief Financial Officer
32.1 Certification of Chief Executive Officer pursuant to U.S.C. Section 1350
32.2 Certification of Chief Financial Officer pursuant to U.S.C. Section 1350
(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of November 2008.

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