Form 10-Q/A
period 2008-09-30
CVD EQUIPMENT CORP
filed 2008-11-26
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q/A

Amendment No. 1

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008.
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

EXPLANATORY NOTE

CVD Equipment Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No.1”) to amend our Form 10-Q for the period ending September 30, 2008 which was originally filed on November 13, 2008.

We are filing this Amendment No.1 to revise the cover page of the Form 10-Q which incorrectly identified the Company as a shell company. Except as disclosed in this Explanatory Note, we have not updated the disclosure contained in the original Form 10-Q, as filed on November 13, 2008. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 contains new certifications of our Chief Executive Officer and Chief Financial Officer executed as of the date hereof. All other disclosures and exhibits as filed in our Form 10-Q filed on November 13, 2008 are hereby incorporated by reference as to such. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission (“SEC”).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of November 2008.

CVD EQUIPMENT CORPORATION

By: /s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Glen R. Charles
Glen R. Charles
Chief Financial Officer
(Principal Financial and
Accounting Officer)

18

EXHIBIT INDEX

EXHIBIT

NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350 *

32.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350 *

* Filed herewith