Form 10-K
period 2008-12-31
CVD EQUIPMENT CORP
filed 2009-03-31
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________________

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2008
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

(631) 981-7081

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, Par value $0.01	NASDAQ Capital Markets

Securities registered under Section 12(g) of the Act:    None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐	No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (solely for the purposes of this calculation, the term "affiliate" refers to all directors and executive offices of the registrant and all stockholders beneficially owning more than 5% of the registrant's common stock): $8,274,369 at June 30, 2008

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 4,749,500 shares of Common Stock, $0.01 par value at March 20, 2009.

DOCUMENTS INCORPORATED BY REFERENCE None.

PART I

Item 1.	Description of Business.

The use of the words “we,” “us” or “our” refers to CVD Equipment Corporation, a New York corporation incorporated on October 13, 1982, and its subsidiary, except where the context otherwise requires.

We design, develop and manufacture customized state-of-the-art equipment and process solutions used to develop and manufacture solar, nano and advanced electronic components, materials and coatings for research and industrial applications, with the focus on enabling tomorrow’s technologies™. We offer a broad range of chemical vapor deposition, gas control and other equipment that is used by our customers to research, design and manufacture semiconductors, solar cells, smart glass, carbon nanotubes, nanowires, LEDs, MEMS and industrial coatings, as well as equipment for surface mounting of components onto printed circuit boards. Through our Application Laboratory, we provide process development support and process startup assistance. Our proprietary products are generally customized to meet the particular specifications of individual customers and to accelerate the commercialization of their proprietary intellectual property. We also offer a number of standardized products that are based on the expertise and know-how we have developed in designing and manufacturing our customized products.

Based on more than 26 years of experience, we use our engineering, manufacturing and process development to transform our customers’ proprietary technology into leading-edge manufacturing solutions. This enables university, research and industrial scientists at the cutting edge of technology to develop next generation solar, nano, LEDs, semiconductors and other electronic components. We also develop and manufacture research and production equipment based on our proprietary designs. We have built a significant library of design expertise, know-how and innovative solutions to assist our customers in developing these intricate processes and to accelerate their commercialization. This library of solutions, along with our vertically integrated manufacturing facilities, allows us to provide superior design, process and manufacturing solutions to our customers on a cost effective basis.

In the fourth quarter of 2006, we began to implement a strategy to target opportunities in the research and development and production equipment market, with a focus on higher-growth applications such as solar and smart glass coatings, carbon nanotubes, nanowires, MEMS, LEDs. To expand our penetration into these growth markets, we started to introduce a line of proprietary standard products and systems. Historically, we manufactured products on a custom one-at-a-time basis to meet an individual customer’s specific research requirements. Our new proprietary systems leverage the technological expertise that we have developed through designing these custom systems onto a standardized basic core. This core is easily adapted through a broad array of available add-on options to meet the diverse product and budgetary requirements of the research community. By manufacturing the basic core of these systems in higher volumes, we are able to reduce both the cost and delivery time for our systems. These systems, which we market and sell under the “EasyTube” product line, are sold to researchers at universities, research laboratories, and startup companies in the United States and throughout the world. In addition, we are focusing on developing and marketing proprietary solutions for high volume production equipment in the photovoltaic energy generation and passive energy saving (smart glass) markets.

We also grow the sales of our proprietary standard, custom systems and process solutions by building on the success of our installed customer base, which includes several Fortune 500 companies. Historically, revenues have grown primarily through sales to existing customers with additional capacity needs or new requirements, as well as to new customers. However, with the recent addition of proprietary solutions and our expanded focus on “accelerating the commercialization of tomorrow’s technologies” we are now also developing an additional customer base. We have generally gained new customers through word of mouth, the movement of personnel from one company to another, limited print advertising and trade show attendance. We are now also gaining new customers by awareness of our company in the marketplace with results from our Application Laboratory, partnerships with startup companies, increased participation in trade shows and expanded internet advertising.

The core competencies we have developed in equipment and software design, as well as in systems manufacturing and process solutions, are used to engineer our finished products and to accelerate the commercialization path of our customer base. Our proprietary Windows-based, real-time, software application allows for rapid configuration, and provides our customers with powerful tools to understand, optimize and repeatedly control their processes. Our vertically integrated structure allows us to control the manufacturing process, from bringing raw metal and components into our manufacturing facilities to shipping out finished products. These factors significantly reduce cost, improve quality and reduce the time it takes from customer order to shipment of our products. Our recent expanded Application Laboratory allows selected customers to bring up their process tools in our Application Laboratory and to work together with our scientists and engineers to optimize process performance.

We conduct our operations through three divisions: (1) CVD, including the First Nano product line (“CVD/First Nano”); (2) Stainless Design Concept (“SDC”); and (3) Conceptronic, including the Research International product line (“Conceptronic/Research”). Each division operates on a day-to-day basis with its own operating manager while product development, sales and administration are managed at the corporate level.

Operating Divisions

CVD/First Nano is a supplier of state-of-the-art chemical vapor deposition systems for use in the research, development and manufacturing of semiconductors, LEDs, carbon nanotubes, nanowires, solar cells and a number of industrial applications. We utilize our expertise in the design and manufacture of chemical vapor deposition systems to work with laboratory scientists to bring state-of-the-art processes from the research laboratory into production, as well as to provide production equipment and process solutions based on our designs. CVD/First Nano also operates an Application Laboratory in a separate building where our personnel interact effectively with the scientists and engineers of our customer base.

SDC designs and manufactures ultra-high purity gas and chemical delivery control systems for state-of-the-art semiconductor fabrication processes, solar cells, LEDs, carbon nanotubes, nanowires, and a number of industrial applications. Our SDC products are sold on a stand-alone basis, as well as together with our CVD/First Nano systems. SDC operates out of a 22,000 square foot facility fitted with Class 10 and Class 100 clean room manufacturing space located in Saugerties, New York.

Conceptronic/Research designs and manufactures reflow ovens and rework stations for the printed circuit board assembly and semi-conductor packaging industries. Our equipment is designed to melt solder in a controlled process to form superior connections between components. This, in turn, creates complete electronic circuits for computers and telecommunication systems, as well as for the automotive and defense industries. To address pricing pressure in what is now a mature industry for standardized reflow ovens and the current economic downturn, we have begun to offer customized products for complex heating and drying applications.

Principal Products

Chemical Vapor Deposition - A process which passes a gaseous compound over a target material surface that is heated to such a degree that the compound decomposes and deposits a desired layer onto substrate material. The process is accomplished by combining appropriate gases in a reaction chamber, of the kind produced by the Company, at elevated temperatures (typically 300-1,800 degrees Celsius). Our Chemical Vapor Deposition systems are complete and include all necessary instrumentation, subsystems and components and include state-of-the-art process control software. We provide both standard and specifically engineered products for particular customer applications. Some of the standard systems we offer are for Silicon, Silicon-Germanium, Silicon Dioxide, Silicon Nitride, Polysilicon, Liquid Phase Epitaxial, Metalorganic Chemical Vapor Deposition, Carbon Nanotubes and Nanowires, Solar Cell research and Solar material quality control.

Our Chemical Vapor Deposition systems are available in a variety of models that can be used in laboratory research and production. All models are offered with total system automation, a microprocessor control system by which the user can measure, predict and regulate gas flow, temperature, pressure and chemical reaction rates, thus controlling the process in order to enhance the quality of the materials produced. Our standard microprocessor control system is extremely versatile and capable of supporting the complete product line and most custom system requirements. These Chemical Vapor Deposition systems are typically priced between $80,000 and $1,000,000.

Atmospheric Pressure Chemical Vapor Deposition Systems (“APCVD”). We currently have two patents pending for a proprietary smart glass coating system family which are being marketed under the trademark “CVDgCoat™” and are being developed for On-Line use with a float glass system, and for Off-Line use to manufacture Low-E glass for energy efficient windows and transparent conductive oxide coatings (“TCO”) for solar  cell  manufacturing.  System pricing including  CVDgCoat™  technology  can  exceed  $10,000,000.

Rapid Thermal Processing (“RTP”) - Used to heat semiconductor materials to elevated temperatures of 1,000 degrees Celsius at rapid rates of up to 200 degrees Celsius per second. Our RTP systems are offered for implant activation, oxidation, silicide formation and many other processes. We offer systems that can operate both at atmospheric or reduced pressures. Our RTP systems are priced up to $600,000.

Annealing and Diffusion Furnaces - Used for diffusion, oxidation, implant anneal, solder reflow, solar cell manufacturing and other processes. The systems are normally operated at atmospheric and/or reduced pressure with gaseous atmospheres related to the process. An optional feature of the system allows for the heating element to be moved away from the process chamber allowing the wafers to rapidly cool or be heated in a controlled environment. Our cascade temperature control system enables more precise control of the wafers. The systems are equipped with an automatic process controller, permitting automatic process sequencing and monitoring with safety alarm provisions. Our annealing and diffusion furnace systems are priced up to $900,000.

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

Quartz ware - We provide standard and custom fabricated quartz ware used in our equipment and other customer tools. We also provide repair and replacement of existing quartz ware.

Convection Furnaces – We provide proprietary reflow ovens used by the printed circuit board assembly and semiconductor packaging industries.

Reflow Furnaces and Rework Stations – We provide standard and custom systems for the printed circuit board and surface mount technology industries. Our equipment is designed to melt solder in a controlled process to form superior connections between components, creating complete electronic circuits for computers and telecommunication systems, as well as for the automotive and defense industries.

Markets and Marketing

Due to the highly technical nature of our products, we believe it is essential to contact customers directly through our sales personnel and through a network of domestic and international independent sale representatives and distributors specializing in the type of equipment we sell. Our primary marketing activities include direct sales contacts, participation in trade shows and our internet websites. We are focusing our efforts on being in the top listings on many search engines in order to increase the number of “hits” to our websites.

Customers

We are continuing to work on expanding our product offerings. Many of these products are used in research and in production applications. We sell our products primarily to semiconductor manufacturers, institutions involved in semiconductor and electronic component research (such as universities, government and industrial laboratories) and to electronic assembly manufacturers. We have both an international and domestic installed customer base of approximately 200 customers to whom we have sold systems within the last three years. For the twelve months ended December 31, 2008 approximately 23% of our revenues were generated from foreign exports compared to 21% for the twelve months ended December 31, 2007. Revenue to a single customer in any one year can exceed 10.0% of our total sales; however, we are not dependent on any single customer. In fiscal year 2008, one customer represented 7.3% and each of two customers represented 5.7% and 5.0% of our annual revenues; in 2007, one customer represented 7.1% of our annual revenues.

Warranties

We warrant our equipment for a period of twelve to twenty four months after shipment, depending on the product, and pass along any warranties from original manufacturers of components used in our products. We provide for our own equipment servicing with in-house field service personnel. Warranty costs, including those incurred in fiscal year 2008, have been historically insignificant and expensed as incurred.

Competition

We are subject to intense competition. We are aware of other competitors that offer a substantial number of products and services comparable to ours. Many of our competitors (including customers who may elect to manufacture systems for internal use) have financial, marketing and other resources greater than ours. To date, we believe that each one of our three operating divisions has been able to compete in markets that include these competitors, primarily on the basis of technical performance, quality, delivery and price.

CVD/First Nano competes primarily with in-house design and engineering personnel at research and university laboratories with the capacity to design and build their own equipment internally. Due to budgetary and funding constraints, many of these customers are extremely price sensitive. CVD/First Nano also competes with companies that have substantially greater financial, marketing and other resources to develop new products and support customers worldwide, as well as smaller competitors. We believe that our systems are among the most advanced available for the targeted market.

SDC competes with companies that are larger than our company and have substantially greater financial, marketing and other resources than we do. We believe that SDC’s gas management and chemical delivery control systems are among the most advanced available. We further believe that SDC is differentiated from our competitors through our intimate understanding of how the systems in which our products are incorporated are actually used in field applications. We have gained this understanding as a result of having designed and built complex process gas systems for CVD/First Nano as well as for a number of the world’s leading semiconductor and solar manufacturers, research laboratories and universities.

Conceptronic/Research’s proprietary reflow ovens and rework stations are used by the printed circuit board assembly and semiconductor packaging industries. Conceptronic/Research also offers customized products for complex applications within the printed circuit board and other industries that use conveyor-type ovens in heating and drying applications. Our in-house design and engineering personnel develop leading edge technology for sale at competitive prices. Conceptronic/Research competes with companies that are larger than our company and have substantially greater financial, marketing and other resources than we do. We believe that our reflow ovens and rework stations are among the most advanced available having leveraged our experience in designing and building customized products for our customers.

Sources of Supply

We do not manufacture many components used in producing our products. Most of these components are purchased from unrelated suppliers. We have some Original Equipment Manufacturer ("OEM") supply contracts covering a selection of these components, although we are not dependent on a principal or major supplier and alternate suppliers are available. Subject to lead times, the components and raw materials we use in manufacturing our products are readily obtainable.

We have a fully equipped machine shop that we use to fabricate in-house most of the metal components, including the most complex designed parts of our equipment. Our investment in (CNC) machines for our machine shop has increased our efficiencies while significantly reducing costs in production. Similarly, our quartz fabrication capability is sufficient to meet our quartz ware needs.

Materials procured from the outside and/or manufactured internally undergo a rigorous quality control process to ensure that the parts meet or exceed our requirements and those of our customers. Upon final assembly, all equipment undergoes a final series of complete testing to ensure maximum product performance.

Backlog

As of December 31, 2008 our order backlog was approximately $15,271,000 compared to approximately $5,087,000 at December 31 2007, an increase of 200.2%. The increase can primarily be attributed to our CVD Division’s sales performance. This division, inclusive of its expanded product line of First Nano equipment and the recent addition of high volume production system designs incorporating patent pending design solutions, continues to experience a strong demand for new equipment. The timing for completion of the backlog varies depending on the product mix and can be as long as two years. Included in the backlog are all accepted purchase orders with the exception of those that are included in our percentage-of-completion. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

Intellectual Property

Our success is dependent in part on our technology and other proprietary rights. We have historically protected our proprietary information and intellectual property such as design specifications, blueprints, technical processes and employee know-how through the use of non-disclosure agreements. In addition, we began to file for patent protection and began to use trademarks for proprietary novel solutions that have the potential to become standard products and can be sold to multiple customers. We also maintain and/or assert rights in certain trademarks relating to certain of our products and product lines, and claim copyright protection for certain proprietary software and documentation.

While patent, copyright and trademark protection for our intellectual property are important to different degrees for our various products and solutions, we believe our future success in highly dynamic markets is most dependent upon the technical competence and creative skills of our personnel and our ability to accelerate the commercialization of next generation intellectual properties. We attempt to protect our trade secrets and other proprietary information through non-disclosure agreements with our customers, suppliers, employees and consultants through other security measures.

Research and Development

The university research community is at the forefront of nanotechnology research, and we are focused on providing state-of-the-art systems to this market that will help bridge the gap between pioneering research and marketable products. Our Application Laboratory, together with a number of leading universities and startup companies, with whom we partner from time to time, conducts cutting-edge research on the growth of carbon nanotubes and nanowires as well as on selected solar cell manufacturing processes and smart glass coating processes. The results of this research could have far reaching implications concerning the use and manufacture of carbon nanotubes and nanowires, solar cell and smart glass for many markets. Our intention is that together we will leverage our collective expertise in this field, which will allow us to capitalize on commercial opportunities in the future. This relationship has thus far produced leading edge results, including what we believe are the tallest carbon nanotube arrays yet developed.

We have also begun to address the markets for solar and smart glass for Low-E and photovoltaics with the filing of patent applications and with the introduction of proprietary products so that we may meet the needs of these significant markets.

The amount spent on research and development was approximately $700,000 for each of the years ended December 31, 2008 (3.9% of revenue) and December 31, 2007 (5.3% of revenue).

Government Regulation

We are subject to a variety of federal, state and local government regulations, such as environmental, labor and export control. We believe that we have obtained all necessary permits to operate our business and that we are in material compliance with all laws and regulations applicable to us.

We are not aware of any government regulations or requirements necessary for the sale of our products, other than certain approvals or permits which may be required for us to export certain of our products to certain foreign countries.

Insurance

Some of our products are used in connection with explosive, flammable, corrosive and toxic gases. There are potential exposures to personal injury as well as property damage, particularly if operated without regard to the design limits of the systems and components. We believe that our insurance coverage is adequate. We have the following types of insurance coverage:

•	Product liability
•	Property and contents
•	General liability
•	Directors and officers
•	Transportation
•	Business auto
•	General Umbrella
•	Workers compensation
•	Employee benefits liability

Employees

At December 31, 2008, we had 151 employees, 144 of which were full time personnel and 7 were part time. We had 87 people in manufacturing, 34 in engineering (including research and development and efforts related to product improvement) 6 in field service, 9 in sales and marketing and 15 in general management and administration.

Item 2.	Description of Property.

We maintain our headquarters at 1860 Smithtown Avenue, Ronkonkoma, New York, where we own a 50,000 square foot manufacturing facility which we purchased in March, 2002. The purchase price for the property was $2,161,875. In addition we incurred $1,283,077 of renovations. We financed $2,700,000 of the total purchase price and the costs associated with the renovation. The financing consisted of a loan secured by a mortgage held by GE Capital Public Finance Inc. subject to an installment sale agreement with the Town of Islip Industrial Development Agency. Payments are based upon a 15 year amortization schedule. Interest is fixed at a rate of 5.67%. Our CVD/First Nano and Conceptronic/Research divisions operate out of this facility.

Our  SDC division  operates  out  of  a  22,000  square  foot  manufacturing  facility  situated  on  five  acres  of land  which  we  purchased  in  December 1998 and is located at 1117 Kings Highway, Saugerties, New York.  The property was purchased from Kidco Realty Corp.  The purchase price for the Property was $1,400,000.  We financed  $900,000 of the purchase price. On June 30, 2008, we entered into a Consolidation, Extension and

Modification Agreement and Consolidated and Restated Mortgage note each with Capital One, N.A. The agreement consolidated various notes and mortgages into a single note in the principal sum of $805,000 of which approximately $17,000 represented additional borrowings incurred by the Company. Principal and interest payments are made in 119 equal consecutive monthly installments of $5,903.27, with a final balloon payment being due on July 1, 2018 equal to the remaining unpaid principal on the maturity date. The principal sum bears interest at a fixed annual rate of 6.2%.

On February 8, 2008 we closed on an acquisition of a 13,300 square foot facility located at 979 Marconi Avenue, Ronkonkoma, NY 11779 through the Town of Islip Industrial Development Agency. The Property was purchased from HPG Realty Co., LLC. The total purchase price for the Property was $2,015,000. We financed approximately $1,500,000 of the purchase price. The financing consists of two loans secured by mortgages, both of which are held by Capital One, N.A. Payments upon each of the mortgages are based upon a 20-year amortization schedule, with a 10-year balloon. Interest on the $1 million mortgage is fixed at a rate of 5.67% for 10 years. Interest on the $500,000 mortgage is fixed at a rate of 3.67% for the first four years and will be adjusted for the 6 year period beginning March 1, 2012 to 200 basis points above the weekly average yield on U.S. Treasury Securities adjusted to a constant maturity of 6 years, until maturity on March 1, 2018. The facility is being used for the expansion of the Company’s Application Laboratory.

Item 3.	Legal Proceedings.

In September 1999, we were named in a lawsuit filed by PrecisionFlow Technologies, Inc., in the United States District for the Northern District of New York relating to comments allegedly made by CVD’s President, Leonard A. Rosenbaum, concerning the intellectual property obtained in the purchase of assets of Stainless Design Corporation. We promptly filed a counterclaim for unauthorized use of our intellectual property. The plaintiff was seeking monetary damages and injunctive relief. In our counter-claim, wesought monetary damages and injunctive relief.

In May 2002, we commenced a new action against PrecisionFlow Technologies, Inc., in the United States District for the Northern District of New York seeking injunctive relief and monetary damages based upon copyright violations.

On September 18, 2007 a settlement was reached between the Company and PrecisionFlow Technologies, Inc. of the pending litigation. Under the terms of the settlement, all claims and counterclaims asserted by the parties in previously filed lawsuits were discontinued in consideration of which the Company will receive payments totaling $541,600 over a specific timetable. As of December 31, 2008 the Company has received $408,300.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

At our annual meeting of stockholders, which was held on November 19, 2008, our stockholders:

(1)	Elected five nominees for directors to serve for a term ending in 2009;
(2)

Approved the selection of MSPC, Certified Public Accountants and Advisers, A Professional Corporation as the Company’s independent registered public accounting firm for the year ending December 31, 2008.

The following tables show the common stock votes cast with respect to the proposals identified above:

Election of Directors:
		Withheld
	For	Authority
Leonard A. Rosenbaum	4,341,313	14,430
Martin J. Teitelbaum	4,216,313	139,430
Alan H. Temple Jr.	4,340,593	15,150
Conrad J. Gunther	4,341,313	14,430
Bruce T. Swan	4,340,593	15,150

Ratification of MSPC, Certified Public Accountants and Advisers, A Professional Corporation:
	For	Against	Abstentions
	4,353,344	2,000	399

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

The principal market for our common stock which is traded under the symbol “CVV” was the American Stock Exchange until September 20, 2007. On that date, we transferred our listing to The NASDAQ Capital Market. The following table sets forth, for the periods indicated, the high and low closing prices of our common stock on the American Stock Exchange and The NASDAQ Capital Market.

	High	Low
Year Ended December 31, 2008:
1st Quarter...........................	$3.96	$3.08
2nd Quarter...........................	3.89	2.80
3rd Quarter...........................	4.75	3.15
4th Quarter...........................	3.65	2.19

	High	Low
Year Ended December 31, 2007:
1st Quarter...........................	$6.21	$4.90
2nd Quarter...........................	8.95	5.28
3rd Quarter...........................	6.20	4.55
4th Quarter...........................	4.91	3.65

As of March 20, 2009, there were approximately 76 holders of record and approximately 780 beneficial owners of our common stock, and the closing sales price of our common stock as reported on the NASDAQ Capital Market was $2.98.

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

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders	421,000	$ 3.09	878,250

Total	421,000	$3.09	878,250

_________________________

(1)  Reflects aggregate options and restricted stock awards outstanding under our 1989 Key Employee Stock Option Plan, 2001 Stock Option Plan and 2007 Share Incentive Plan.

(2)	Calculation is exclusive of the value of any unvested restricted stock awards.

Recent Sales Of Unregistered Securities

None.

Issuer Purchases Of Equity Securities

None.

Item 6.	Selected Financial Data.

Note applicable

Item 7.	Management’s Discussion and Analysis or Plan of Operation.

Except for historical information contained herein, this “Management’s Discussion and Analysis or Plan of Operation” contains forward–looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to: competition in our existing and potential future product lines of business; our ability to obtain financing on acceptable terms if and when needed; uncertainty as to our future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the Company. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. We assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

We design, develop and manufacture customized state-of-the-art equipment and process solutions used to develop and manufacture solar, nano and advanced electronic components, materials and coatings for research and industrial applications, with the focus on enabling tomorrow’s technologies™. We offer a broad range of chemical vapor deposition, gas control and other equipment that is used by our customers to research, design and manufacture semiconductors, solar cells, smart glass, carbon nanotubes, nanowires, LEDs, MEMS and industrial coatings, as well as equipment for surface mounting of components onto printed circuit boards. Through our Application Laboratory, we provide process development support and process startup assistance. Our proprietary products are generally customized to meet the particular specifications of individual customers and to accelerate the commercialization of their proprietary intellectual property. We also offer a number of standardized products that are based on the expertise and know-how we have developed in designing and manufacturing our customized products.

Based on more than 26 years of experience, we use our engineering, manufacturing and process development to transform our customers’ proprietary technology into leading-edge manufacturing solutions. This enables university, research and industrial scientists at the cutting edge of technology to develop next generation solar, nano, LEDs, semiconductors and other electronic components. We also develop and manufacture research and production equipment based on our proprietary designs. We have built a significant library of design expertise, know-how and innovative solutions to assist our customers in developing these intricate processes and to accelerate their commercialization. This library of solutions, along with our vertically integrated manufacturing facilities, allows us to provide superior design, process and manufacturing solutions to our customers on a cost effective basis.

Results of Operations

Revenue

Revenue for the year ended December 31, 2008 was approximately $18,147,000 compared to approximately $13,578,000 for the year ended December 31, 2007, representing an increase of 33.7%. Annual revenue from the CVD  division increased  by  approximately  $2,698,000  to  $10,779,000  which  represents  59.4%  of  our total revenue during the year ended December 31, 2008, compared to $8,081,000, or 59.5% of our total revenue for the prior fiscal year. The increase in demand for our custom Chemical Vapor Deposition equipment and First Nano, EasyTube product line has fueled this increase. Annual revenue from the SDC division increased by approximately $2,176,000 to $4,765,000 which represents 26.3% of our total revenue during the year ended December 31, 2008, compared to $2,589,000, or 19.1% of our total revenue for the prior fiscal year. SDC’s increase can be attributed to the development of a relationship with a national distributor for industrial and commercial gases as well as a large sale to one customer. Annual revenue from the Conceptronic division decreased by approximately $305,000 to $2,603,000 which represents 14.3% of our total revenue during the year ended December 31, 2008, compared to $2,908,000 or 21.4% of our total revenue for the prior fiscal year. The Conceptronic division continues to make improvements and reduce costs in its product offering at the same time it is focusing efforts towards a more solutions oriented approach and customized products.

Gross Profit

As a result of the increased revenues and sales volumes for the current year, cost of revenues increased to approximately $12,773,000 from approximately $8,907,000 for the last fiscal year, an increase of approximately $3,866,000. The gross profit for the current fiscal year increased to approximately $5,373,000 from last year’s $4,671,000, an increase of approximately $702,000 with a decrease in gross profit margin to 29.6% from the 34.4% experienced during the prior year. This overall decrease is primarily attributable to an increase in engineering and production personnel necessary to support increased orders, the expansion of our Application Laboratory and new product development costs in the Nanomaterials, Smart Glass, Solar and Semiconductor fields. The gross profit margin of the CVD division decreased to 31.8% for the year ended December 31, 2008 compared to 43.5% for the year ended December 31, 2007 after the inclusion of approximately $700,000 of research and development costs in both the current and the prior years. All of the aforementioned increased costs were attributed to the CVD division. The SDC division’s gross profit margin increased to 33.8% for the year ended December 31, 2008 from 18.8% for the year ended December 31, 2007. The increase is a result of SDC’s ability to maintain its fixed costs with increased revenue. The Conceptronic division’s gross profit margin decreased to 12.4% for the year ended December 31, 2008 from 19.8% for the year ended December 31, 2007 as result of that division’s fixed costs having a greater impact on the reduced revenues.

Selling, General and Administrative Expenses

Selling and shipping expenses were approximately $767,000 in the year ended December 31, 2008 compared to $755,000 in the year ended December 31, 2007.

General and administrative expenses were approximately $4,146,000 during the year ended December 31, 2008. This was an increase of approximately $720,000 or 21.0% compared to approximately $3,426,000 during the year ended December 31, 2007. This increase can be attributed to a combination of increased payroll and benefit costs, workers compensation insurance costs, legal, accounting and other professional fees.

Operating Income

As a result of the foregoing factors, operating income for the year ended December 31, 2008 was approximately $461,000 compared to approximately $489,000 for the year ended December 31, 2007.

Interest Expense. Net

In October 2007, we concluded the sale of 1,380,000 shares of common stock under a registration statement filed with the Securities and Exchange Commission. As a result, we earned interest of approximately $107,000 and $51,000 from the temporary investment of certain net capital raising proceeds (approximately 5.0 million) for the years ending December 31, 2008 and 2007 respectively.

We incurred approximately $229,000 of interest expense in the year ended December 31, 2008, which was approximately $12,000 or 5.5% greater than the $217,000 incurred in the year ended December 31, 2007. The increase in interest expense, which is primarily mortgage interest, is a result of the acquisition of the facility at 979 Marconi Avenue, Ronkonkoma, New York in February 2008. We incurred $206,000 of mortgage interest expense in the current year and approximately $170,000 in the year ended December 31, 2007. This increase was partially offset by a decrease in the interest expense incurred from our line of credit in the year ended December 31, 2008.

Loss on Impairment

In 2006, the Company sold equipment at the selling price of $251,130 to a Customer for a purchase price of one hundred four thousand, four hundred eighty two (104,482) shares of a non-public company’s common stock, par value $.001 per share. Between July 19, 2007 and July 31, 2007, the Company had the option to demand that the Customer make cash payment i.e.: two hundred fifty-one thousand, one hundred thirty 00/100 U.S. dollars ($251,130) for the equipment, the amount that would have been required had the Customer made cash payment for the equipment on July 19, 2006 in exchange for the return of said stock. The Customer’s obligation to make such payment pursuant to the terms of the option is secured by a perfected lien upon the subject equipment and the Company’s right to execute upon the aforementioned common stock. In the event the Customer does not make full payment, the Company has also reserved the right to maintain plenary proceedings against the Customer for the purpose of recovering such sums as may be due as well as the right to obtain a deficiency judgment in the event that the collateral in the equipment and stock is insufficient to discharge said obligation.

The Company agreed to extend the option to demand cash payment to the period between December 1, 2007 and March 12, 2008 in exchange for fifty thousand (50,000) shares of the customer’s common stock.

On February 19, 2008, the Company exercised its cash payment option demanding the cash payment of $251,130. The Customer did not make payment and the Company retook possession of said equipment.

The Company has written off this investment as “Other Than – Temporary impairment of the equity investment.”

Other Income

Other income for the current year decreased to approximately $189,000, a decrease of $374,000 or 66.4% compared to $563,000 of other income generated during the year end December 31, 2007. During the year ended December 31, 2007, there was a settlement of litigation between us and PrecisionFlow Technologies, Inc. Under the terms of the settlement, we are to receive payments totaling $541,600 over a specific timetable. We have received $408,300 through December 31, 2008.

Income Tax Provision

For the twelve months ended December 31, 2008, we recorded an income tax benefit of approximately $355,000 which was primarily the result of research and development tax credits that the Company has availed itself of less various federal, state and local taxes as compared to an income tax expense of $110,000 for the twelve months ended December 31, 2007, which related to various federal, state and local taxes. In 2006, we had a change in the tax accounting method of recognizing contract revenue from the completed contract method to the percentage of completion method. Contracts in progress as of December 31, 2006 are being recognized ratably over a four year period, thus increasing the current income tax provision and conversely decreasing the deferred tax provision as we recognize 25% of the tax provision annually.

Net Income

As a result of the foregoing factors, for the year ended December 31, 2008, our pre-tax income amounted to approximately $276,000, as compared to $887,000 for the same period in 2007. Net income for the year ended December 31, 2008 was approximately $632,000 or $0.13 per basic and diluted share as compared to $777,000 or $0.21 per basic and $0.20 per diluted share for the year ended December 31, 2007.

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

As of December 31, 2008, we had aggregate working capital of approximately $9,849,000 compared to aggregate working capital of $10,314,000 at December 31, 2007 and had available cash and cash equivalents of approximately $5,721,000 compared to approximately $5,110,000 in cash and cash equivalents at December 31,

2007. The decrease in working capital was primarily attributable to the increase in customer deposits which were utilized to fund an increase in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.

Accounts receivable, net of allowance for doubtful accounts increased by approximately $874,000 or 49.4% at December 31, 2008 to $2,643,000 compared to $1,769,000 at December 31, 2007. This increase is principally due to the timing of shipments and customer payments.

Inventory as of December 31, 2008 was approximately $3,292,000 representing an increase of approximately $276,000 or 9.2% over the inventory balance of $3,016,000 as of December 31, 2007. The increase in inventory was comprised of an increase in raw materials of approximately $319,000, offset by a decrease in work in process of approximately $20,000 and a decrease in finished goods of approximately $23,000. The build-up in raw material inventory is primarily due to an increase in orders that we are experiencing in customized CVD products and our First Nano, EasyTube standardized product line. Accounts payable and accrued expenses on December 31, 2008 were approximately $2,072,000 which were approximately $192,000 greater than at December 31, 2007.

As a result of the receipt of a deposit from a customer for approximately $3,559,000, we issued an irrevocable standby letter of credit for the benefit of that customer for that same amount which expires on January 21, 2010. We have secured that letter of credit with that same amount from our Revolving Credit Agreement.

As of December 31, 2008, our backlog was approximately $15,271,000, an increase of $10,184,000 or 200.2% compared to $5,087,000 at December 31, 2007. The increase can primarily be attributed to increased order volume for our CVD Division. This division, inclusive of its expanded product line of First Nano equipment, continues to experience a strong demand for new equipment. The timing for completion of the backlog varies depending on the product mix and can be as long as two years. Included in the backlog are all accepted purchase orders with the exception of those; that are included in our percentage-of-completion. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however it does notprovide an assurance of future achievement or profits as order cancellations or delays are possible.

On April 22, 2008, we entered into a three year Modified and Restated Revolving Credit Agreement with Capital One, N.A. (the “Bank”) as successor to North Fork Bank, pursuant to which the Bank has agreed to make revolving loans to us of up to $5 million until May 1, 2011, at which time it will be subject to renewal. The loan agreement amends and supersedes our previous $2 million revolving credit facility with the Bank. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR rate plus 2.00% or (ii) the Bank’s prime rate minus .25%. This agreement contains certain financial and other covenants. Borrowings are collateralized by our assets.

The amount available under this agreement was approximately $941,000 as of December 31, 2008, as we have utilized $500,000 of this facility in the form of equipment term loans and an additional $3,559,000 is  being held as collateral for an irrevocable stand-by letter of credit that was issued to a customer that placed a cash deposit with us for that same amount. As of December 31, 2008, we are in compliance with the terms of the Revolving Credit Agreement.

In March, 2002, we received from General Electric Capital Corporation a $2,700,000 mortgage loan, secured by the real property and building and improvements to finance and improve our facility in Ronkonkoma, New York. The mortgage loan, which has an outstanding balance as of December 31, 2008 of $1,758,786, is payable in equal monthly installments of $22,285 including interest at 5.67% per annum; pursuant to an industrial development bond purchase agreement with the town of Islip Industrial Development Agency. The final payment is due March 2017.

On June 30, 2008, we entered into a Consolidation, Extension and Modification Agreement and Consolidated and Restated Mortgage note each with Capital One, N.A. The agreement consolidated various notes and mortgages relating to the property and building in Saugerties, New York into a single note in the principal sum of $805,000 of which approximately $17,000 represented additional borrowings we incurred. Principal and interest payments are to be made in equal consecutive monthly installments of $5,903.27 commencing on August 1, 2008 and continuing for 119 months, with a final balloon payment being due on July 1, 2018 equal to the remaining unpaid principal on the maturity date. The principal sum bears interest at a fixed annual rate of 6.20%. The Note is secured by a first priority mortgage lien on the property in Saugerties, New York, all of the Company’s monies, deposits or other sums held by the Bank on deposit, an assignment of the leases and rents from the premises, a lien on our personal property, and $500,000 of the proceeds of a life insurance policy which is owned by us and issued on the life of our Chief ExecutiveOfficer, Leonard A. Rosenbaum.

In 2008 the order levels for the CVD/FN and SDC divisions increased by 146% and 58% respectively, while the Conceptronic division decreased slightly by 3% compared to 2007 order levels. The CVD/First Nano and SDC divisions benefited from the increased business interest in energy generation and energy savings fields (smart glass). We anticipate this trend to continue. The Conceptronic division was impacted by the downturn in the electronics industry over the last two quarters. We expect this trend to continue at least through 2009.

The large demand for energy savings, energy generation materials and products needed to address rising energy costs creates a growing demand for manufacturing solutions using thin film coatings on glass, wafers and other substrates. Using our Application Laboratory, we will perfect and expand the multiple areas where low cost thin film manufacturing solutions can be applied and further optimize our proprietary and patent pending technologies for cost and performance. The solar, energy and power semiconductor markets we are addressing with multiple products have significant growth opportunities for technologies that deliver favorable cost benefits. These fields should benefit further from a renewed drive for energy savings and generation driven by President Obama’s administration.

In the fourth quarter of 2006, an internal decision was made to significantly broaden the First Nano product line and pursue a significantly larger share of the R & D market with additional equipment platforms under the First Nano brand name. In 2007, we began marketing, manufacturing and selling these products.  In  2008, we expanded our marketplace to include the quality control and research  market  of  the  photovoltaic  solar  cell manufacturing industry. We feel comfortable we will continue to be successful with these multiple new products as well as additional new products to be offered as their design is based on building blocks we have used in previous systems over the years.

To support the increase in our existing product sales and the development and sales of the new First Nano and patent pending proprietary products, we have begun to increase our manufacturing capacity, hired additional personnel and expanded our advertising, trade shows and marketing capabilities. Additionally, on February 8, 2008 we purchased a 13,300 square foot stand-alone building to house our Application Laboratory.

We believe that our cash and cash equivalent positions, cash flow from operations and ability to expand our credit facilities as of December 31, 2008 and for the year then ended will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as revenues on long-term contracts recognized on the percentage-of-completion method, allowances for doubtful accounts, depreciation and amortization, income tax provisions and product warranties.

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

Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of Statement of Financial Accounting Standards ("SFAS”) No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” If the asset is determined to be impaired, the impairment loss is measured on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value. The Company had no recorded Long-lived asset impairment charges in the statement of operations during each of the years ended December 31, 2008 and 2007.

Off-Balance Sheet Arrangements

None

Item 8.	Financial Statements.

The consolidated financial statements and supplementary data required by this item are included in this annual report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).	Controls and Procedures.

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2008, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting. Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on the criteria established by the COSO Internal Control Framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

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

The following table sets for the names, ages and positions with the Company of each of our directors and executive officers.

Name	Age	Position(s) with the Company
Leonard A. Rosenbaum	63	Director, Chief Executive Officer, President
Alan H. Temple Jr.	75	Director, Chairman-Compensation Committee
Martin J. Teitelbaum	58	Director, Assistant Secretary
Conrad J. Gunther	62	Director, Chairman-Audit Committee
Bruce T. Swan	76	Director, Chairman-Nominating, Governance and Compliance Committee
Glen R. Charles	55	Chief Financial Officer, Secretary

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

Conrad J. Gunther

Conrad J.Gunther has served as a member of our Board of Directors since 2000. Mr. Gunther has extensive experience in mergers and acquisitions and in raising capital through both public and private means. He also has extensive experience in executive management in the banking industry. He serves on the board of GVC Venture Corp. Since January 2008, Mr. Gunther has served as a Senior Vice President and Senior Loan Officer for Community National Bank, a Long Island, New York based commercial bank, where he is responsible for all commercial lending. For the past five years, Mr. Gunther has been the President of E-Billsolutions, a company that provides credit card processing to Internet, mail order and telephone order merchants.

Bruce T. Swan

Bruce T. Swan has served as a member of our Board of Directors since September 2003. Mr. Swan has extensive banking, export and international credit experience and has been retired for more than five years. He previously has held the positions of Deputy Manager at Brown Brothers Harriman and Co., Assistant Treasurer at Standard Brands Incorporated, Assistant Treasurer at Monsanto Corporation, Vice President and Treasurer at AM International Inc. and President and Founder of Export Acceptance Company. Mr. Swan, earned his MBA from Harvard University and is a former adjunct faculty member of New York University’s Stern School of Business Administration.

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

Code Of Ethics

The Company adopted a Corporate Code of Conduct and Ethics that applies to its employees, senior management and Board of Directors, including the Chief Executive Officer and Chief Financial Officer. The Corporate Code of Conduct and Ethics is available on our web site, http://www.cvdequipment.com, by clicking on “About Us” and then clicking on “Corporate Overview.”

Audit Committee

Our Board of Directors has an Audit Committee that consists of Conrad Gunther, Alan H. Temple Jr. and Bruce T. Swan. During the fiscal year ended December 31, 2008, the Audit Committee held five meetings. Pursuant to the Audit Committee Charter, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and each such independent auditor shall report directly to the Committee. The Audit Committee also reviews with management and the independent auditors, our annual audited financial statements, the scope and results of annual audits and the audit and non-audit fees of the independent registered public accounting firm. Furthermore, the Audit Committee reviews the adequacy of our internal control procedures, the structure of our financial organization and the implementation of our financial and accounting policies. Messrs. Gunther, Temple and Swan are “independent” under the requirements of the NASDAQ Stock Market.

The Board of Directors has determined that Conrad Gunther is an “audit committee financial expert” as that term is defined in the rules and regulations of the Securities and Exchange Commission.

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

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation of our chief executive officer and chief financial officer, our “named executive officers,” for the years ended December 31, 2008 and 2007. The Company has no executive officers other than the “named executive officers.”

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation (4)	Total ($)
Leonard A. Rosenbaum President and Chief Executive Officer	2008 2007	169,001 162,742	25,000 -	41,332(2) 42,099(2)	77,000 -	312,333 204,041
Glen R. Charles Secretary and Chief Financial Officer	2008 2007	147,644 117,500	- -	5,063(3) 5,063(3)	- -	152,707 122,563

(1)

Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the compensation costs recognized by CVD in fiscal 2008 and 2007 for option awards as determined pursuant to FAS 123-R.  These compensation costs reflect option awards granted prior to fiscal 2008 and 2007. The assumptions used to calculate the value of option awards are set forth under Note 13 of the Notes to Consolidated Financial Statements.

(2)

A portion of the amount shown is attributable to non-qualified stock options to purchase 24,000 shares of the Company’s common stock granted to Mr. Rosenbaum on December 12, 2007. These options were issued at a grant price equal to the then current market price of $3.65. These options became exercisable as to 33.3% of the underlying shares, on December 12, 2007. An additional 33.3% were exercisable as of December 31, 2008. With respect to the remaining 8,000 underlying shares, the options become exercisable on a quarterly basis, with options to purchase 2,000 shares exercisable every three months beginning January 12, 2009. These options expire on December 12, 2017. The remaining portion is attributable to non-qualified stock options to purchase 21,000 shares of the Company’s common stock granted to Mr. Rosenbaum on September 13, 2005 that became exercisable, as to 100% of the underlying shares, on October 13, 2008. These options were issued at a grant price equal to the then current market price of $4.10. These options expire on September 13, 2012.

(3)

The amount shown is attributable to non-qualified stock options to purchase 15,000 shares of the Company’s common stock granted to Mr. Charles on June 17, 2005 that became exercisable, as to 75% of the underlying shares, on June 17, 2008. These options were issued at a grant price equal to the then current market price of $2.26. these options expire on June 16, 2012.

(4)

The amount shown is attributable as to $27,000 as a result of the exercise by Mr. Rosenbaum of 15,000 shares of the Company’s common stock in 2008. The balance is attributable to accrued vacation time paid in 2008.

Outstanding Equity Awards at December 31, 2008

The following table sets forth the outstanding equity awards held by our executive officers as of December 31, 2008

	OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date

Leonard A.	21,000	-	4.10	9/13/2012
Rosenbaum	16,000	8,000	3.65	12/12/2017

Glen R. Charles	11,250	3,750	2.26	6/16/2012

2008 Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2008.

Name	Option Awards (1)	Total
Alan H. Temple Jr.	$41,332	$41,332
Martin J. Teitelbaum	41,332	41,332
Conrad J. Gunther	41,332	41,332
Bruce T. Swan	41,332	41,332

(1) Amounts shown do not reflect compensation actually received by the named director. Instead, the amounts shown are the compensation costs recognized by CVD in fiscal 2008 for option awards as determined pursuant to FAS 123R. These compensation costs reflect option awards granted prior to fiscal 2008. The assumptions used to calculate the value of option awards are set forth under Note 13 of the Notes to Consolidated Financial Statements.

At a meeting of the Stock Option and Compensation Committee on November 19, 2008, a director compensation plan was adopted applicable to all nonemployee directors, providing for annual compensation in the sum of approximately forty thousand dollars ($40,000) to be payable to each director in a combination of cash, stock grant and stock options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters.

The following table sets forth, as of March 10, 2009, information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent of our common stock, (b) each of our directors, (c) each of the named executive officers, and (d) all directors and executive officers as a group. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of March 10, 2009.

Name and Address of Beneficial Owner(1)	Amounts and Nature of Beneficial Ownership (2)	Percent of Class (%)
Leonard A. Rosenbaum	1,382,850 (3)	29.1
Alan H. Temple Jr.	208,900 (4)	4.4
Martin J. Teitelbaum	92,000 (5)	1.9
Conrad Gunther	66,000 (6)	1.4
Bruce T. Swan	55,000 (7)	1.2
Glen R. Charles	11,250 (8)	*

All directors and executive officers and executive employees as a group (six (6) persons)	1,816,000	38.2

Name and Address of Beneficial Owner(1)	Amounts and Nature of Beneficial Ownership (2)	Percent of Class (%)
Robert E. Kern Jr.	250,000 (9)	5.3
David G. Kern	250,000 (9)	5.3

Five (5) percent owners as a group	1,632,850	34.4

*Less than 1% of the outstanding common stock or less than 1% of the voting power

(1)

The address of Messrs. Rosenbaum, Temple, Teitelbaum, Gunther, Swan and Charles is c/o CVD Equipment Corporation, 1860 Smithtown Avenue, Ronkonkoma, New York, 11779. The address of Messrs. Kern Jr. and Kern is 114 West 47th Street, New York, NY 10036

(2)	All of such shares are owned directly with sole voting and investment power, unless otherwise noted below.

(3)	Includes options to purchase 41,000 shares of our common stock. Does not include options to purchase 4,000 shares of common stock

(4)	Includes options to purchase 44,500 shares of our common stock. Does not include options to purchase 4,000 shares of common stock.

(5)

Includes 2,000 shares held by Mr. Teitelbaum’s wife as to which beneficial ownership thereof is disclaimed by Mr. Teitelbaum and options to purchase 56,000 shares of our common stock. Does not include options to purchase 4,000 shares of common stock.

(6)	Includes options to purchase 56,000 shares of our common stock. Does not include options to purchase 4,000 shares of common stock.

(7)	Includes options to purchase 41,000 shares of our common stock. Does not include options to purchase 4,000 shares of common stock.

(8)	Includes options to purchase 11,250 shares of our common stock. Does not include options to purchase 3,750 shares of common stock.

(9)

R. Kern and D. Kern as controlling members of Kern Capital Management (“KCM”) may be deemed the beneficial owners of the securities of the company owned by KCM in that they might be deemed to share the power to direct the voting or disposition of the securities. R. Kern and D. Kern are the Managing Members of Innovation, which serves as the General Partner of Redpoint, and may be deemed the beneficial owner of securities of the company owned by Redpoint.

See Item 5, Market for Registrant’s Common Equity and Related Stockholder Matters, under the heading “Equity Compensation Plan Information” for information regarding our securities authorized for issuance under equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

Martin J. Teitelbaum serves as a director and our outside general counsel. The Company incurred legal fees for Mr. Teitelbaum’s professional services of approximately $90,000, $133,000 and $34,000 for the three years ended December 31, 2008, 2007, and 2006 respectively. As of December 31, 2008, 2007 and 2006, unpaid legal fees of approximately $90,000, $116,000 and $43,000 respectively were due Mr. Teitelbaum for services rendered.

Charles Temple, son of Alan H. Temple Jr., our director, is a non-officer employee of the Company. The Company paid Charles Temple approximately $111,034 and $94,359 in salary during the fiscal years ending December 31, 2008 and 2007 respectively. In addition, Charles Temple received a benefit of approximately $6,400 relating to a grant of restricted stock during the year ended December 31, 2008 and $47,320 relating to stock options exercised during the fiscal year ended December 31, 2007.

The company maintains bank accounts and deposits cash in a CDARS investment vehicle through Community National Bank. Conrad Gunther, a director of the Company, is a Senior Vice president and Senior Loan Officer at Community National Bank. Through the CDARS investment vehicle, the Company can place funds in excess of $250,000 with Community National Bank. Community National Bank then places these funds into CDs issued by other banks in the same CDARS network in increments of less than $250,000 so all of the funds are eligible for FDIC protection. The Company does not pay any fees to Mr. Gunther or Community National Bank in connection with this investment vehicle. Community National Bank does collect a portion of the interest paid by the other participating banks in connection with the CDs issued.

Director Independence

The current members of our Board of Directors are Leonard A. Rosenbaum, Alan H. Temple Jr., Martin J. Teitelbaum, Conrad J. Gunther and Bruce T. Swan. Messrs. Gunther, Temple, and Swan have been determined to be “independent” as defined under Rule 4200 of the Nasdaq Stock Market.

Item 14.	Principal Accountant Fees and Services.

The following presents fees for professional audit services rendered by MSPC, Certified Public Accountants and Advisors, A Professional Corporation ("MSPC"), (formerly known as Moore Stephens, P.C.) for the audit of our financial statements for the years ended December 31, 2008 and December 31, 2007.

Audit Fees

The aggregate fees billed by MSPC for the annual audit of the Company, quarterly interim reviews of financial statements including the Company's reports on Form 10-Q and services normally provided by them in connection with statutory and regulatory filings, including the Company's registration statement related to our 2007 public offering, for fiscal years 2008 and 2007, were $92,500 and $114,328, respectively.

Audit- Related Fees

We did not incur any audit-related fees in 2008 or 2007.

Tax Fees

Tax fees in 2008 consisted of the tax preparation of the 2007 tax return by MSPC, as well as a Research and Development tax credit study and Extraterritorial Income Exclusion tax study for the tax years 2004 -2007 prepared by alliantgroup, LP. Tax fees in 2007 consisted of the tax preparation of the 2006 annual tax return by MSPC. The aggregate fees billed by MSPC for such services were $9,480 in 2008 and $8,575 in 2007. The fees billed by alliantgroup, LP were $133,163.

All Other Fees

Other fees consisted of advisory services provided by MSPC relating to the Company’s Share Incentive Plan and Sarbanes Oxley requirements. The aggregate fees billed by MSPC for such services were $0 in 2008 and $3,835 in 2007.

Audit Committee Approval

The engagement of the Company’s independent registered public accounting firm is pre-approved by the Company’s Audit Committee. The Audit Committee pre-approves all fees billed and all services rendered by the Company’s independent registered public accounting firm.

Item 15.	Exhibits.

3.1	Certificate of Incorporation dated October 12, 1982 of Certificate of Corporation incorporated herein by reference to Exhibit 3.1 to our Form S-1 filed on July 3, 2007.

3.2	Certificate of Amendment dated April 25, 1985 of Certificate of Corporation incorporated herein by reference to Exhibit 3.1 to our Form S-1 filed on July 3, 2007.

3.3	Certificate of Amendment dated August 12, 1985 of Certificate of Corporation incorporated herein by reference to Exhibit 3.1 to our Form S-1 filed on July 3, 2007.

3.4	Bylaws of CVD Equipment Corporation, incorporated herein by reference to Exhibit 3.2 to our Form S-1 filed on July 3, 2007.

10.1

Form of Non-Qualified Stock Option Agreement with certain directors, officers and employees of CVD Equipment Corporation incorporated herein by reference to our Registration Statement on Form S-8 No. 33-30501, filed August 15, 1989.*

10.2	Purchase a 22,000 square foot facility from Kidco Realty incorporated herein by reference to our Form 8-K filed on December 31, 1998.

10.3	CVD Equipment Corporation 2001 Stock Option Plan incorporated herein by reference to Exhibit 3.1 to our Form S-1 filed on July 3, 2007.*

10.4	Form of Non-Qualified Stock Option Agreement incorporated herein by reference to Exhibit 3.1 to our Form 10-KSB filed on March 26, 2007.*

10.5	1989 Key Employee Stock Option Plan incorporated herein by reference to Amendment No. 1 to our Form S-1 filed on August 7, 2007.

10.6	CVD Equipment Corporation 2007 Share Incentive Plan incorporated herein by reference to our Schedule 14A filed November 5, 2007.

10.7	Contract of sale between CVD Equipment Corporation and HPG Realty Co., LLC for the purchase of a 13,300 square foot facility located at 979 Marconi Avenue, Ronkonkoma, NY 11779.

10.8

Assignment, Assumption and Amendment Agreement by and among Town of Islip Industrial Development Agency, North Fork Bank, HPG Realty Co., LLC, Tri-Start Electronics, Inc., and CVD Equipment Corporation dated February 8, 2008.

10.9	Lease Agreement between Town of Islip Industrial Development Agency and HPG Realty Co., LLC dated February 1, 2004.

10.10	Payment-In-Lieu-Of-Tax Agreement dated February 1, 2004 between Town of Islip Industrial Development Agency, HPG Realty Co., LLC, and Tri-Start Electronics, Inc.

10.11	Mortgage Note between North Fork Bank dated February 8, 2008 in the principal amount of $1,000,000.

10.12	Mortgage Note between North Fork Bank dated February 8, 2008 in the principal amount of $500,000.

10.13

Modified and Restated Revolving Credit Agreement between CVD Equipment Corporation and Capital One N.A. (“Capital One”) incorporated herein by reference to our Current Report on Form 8-K filed on April 28, 2008.

10.14	Consolidated and Restated Revolving Line of Credit Note between CVD Equipment Corporation and Capital One incorporated herein by reference to our Current Report on Form 8-K filed on April 28, 2008.
10.15	Consolidation, Extension and Modification Agreement between the Registrant and Capital One, N.A. incorporated herein by reference to our Current Report on Form 8-K filed on July 7, 2008.
10.16

Consolidated and Restated Mortgage Note relating to Registrant's property known as 1117 Old Kings Highway, Saugerties, New York incorporated by reference to our Current Report on Form 8-K filed on July 7, 2008.

21.1	List of Subsidiaries.

23.1	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-1)

23.2	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-8)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

___________________

* Management contract or compensatory plan or arrangement required

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

NAME	POSITION	DATE

/s/ Leonard A Rosenbaum	President, Chief Executive Officer and Director	March 31, 2009
Leonard A. Rosenbaum	(Principal Executive Officer)
/s/ Alan H. Temple Jr.	Director	March 31, 2009
Alan H. Temple Jr.
/s/ Martin J. Teitelbaum	Director and Assistant Secretary	March 31, 2009
Martin J. Teitelbaum
/s/ Conrad J. Gunther	Director	March 31, 2009
Conrad J. Gunther
/s/ Bruce T. Swan	Director	March 31, 2009
Bruce T. Swan
/s/ Glen R. Charles	Chief Financial Officer and Secretary	March 31, 2009
Glen R. Charles	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Incorporation dated October 12, 1982 of Certificate of Corporation incorporated herein by reference to Exhibit 3.1 to our Form S-1 filed on July 3, 2007.

3.2	Certificate of Amendment dated April 25, 1985 of Certificate of Corporation incorporated herein by reference to Exhibit 3.1 to our Form S-1 filed on July 3, 2007.

3.3	Certificate of Amendment dated August 12, 1985 of Certificate of Corporation incorporated herein by reference to Exhibit 3.1 to our Form S-1 filed on July 3, 2007.

3.4	Bylaws of CVD Equipment Corporation, incorporated herein by reference to our Exhibit 3.2 to our form S-1 filed on July 3, 2007.

10.1

Form of Non-Qualified Stock Option Agreement with certain directors, officers and employees of CVD Equipment Corporation incorporated herein by reference to our Registration Statement on Form S-8 No. 33-30501, filed August 15, 1989.*

10.2	Purchase a 22,000 square foot facility from Kidco Realty incorporated herein by reference to our Form 8-K filed on December 31, 1998.

10.3	CVD Equipment Corporation 2001 Stock Option Plan.incorporated herein by reference to Exhibit 3.1 to our Form S-1 filed on July 3, 2007.*

10.4	Form of Non-Qualified Stock Option Agreement incorporated herein by reference to Exhibit 3.1 to our Form 10-KSB filed on March 26, 2007.*

10.5	1989 Key employee Stock Option Plan incorporated by reference to amendment No. 1 to our Form S-1 filed on August 7, 2007.

10.6	CVD Equipment Corporation 2007 Share Incentive Plan incorporated herein by reference to our Schedule 14A filed November 5, 2007.

10.7	Contract of sale between CVD Equipment Corporation and HPG Realty Co., LLC for the purchase of a 13,300 square foot facility located at 979 Marconi Avenue, Ronkonkoma, NY 11779.

10.8

Assignment, Assumption and Amendment Agreement by and among Town of Islip Industrial Development Agency, North Fork Bank, HPG Realty Co., LLC, Tri-Start Electronics, Inc. and CVD Equipment Corporation dated February 8, 2008.

10.9	Lease Agreement between Town of Islip Industrial Development Agency and HPG Realty Co., LLC dated February 1, 2004.

10.10	Payment-In-Lieu-Of-Tax Agreement dated February 1, 2004 between Town of Islip Industrial Development Agency, HPG Realty Co., LLC, and Tri-Start Electronics, Inc.

10.11	Mortgage Note between North Fork Bank dated February 8, 2008 in the principal amount of $1,000,000.

10.12	Mortgage Note between North Fork Bank dated February 8, 2008 in the principal amount of $500,000.

10.13

Modified and Restated Revolving Credit Agreement between CVD Equipment Corporation and Capital One N.A. (“Capital One”) incorporated herein by reference to our Current Report on Form 8-K filed on April 28, 2008

10.14	Consolidated and Restated Revolving Line of Credit Note between CVD Equipment Corporation and Capital One incorporated herein by reference to our Current Report on Form 8-K filed on April 28, 2008.
10.15	Consolidation, Extension and Modification Agreement between the Registrant and Capital One, N.A. incorporated herein by reference to our Current Report on Form 8-K filed on July 7, 2008.
10.16

Consolidated and Restated Mortgage Note relating to Registrant's property known as 1117 Old Kings Highway, Saugerties, New York incorporated by reference to our Current Report on Form 8-K filed on July 7, 2008.

21.1	Subsidiaries.

23.1	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-1)

23.2	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-8)

31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.4	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

___________________

* Management contract or compensatory plan or arrangement required.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.

Report of Independent Registered Public Accounting Firm	F1

Financial Statements:

Consolidated Balance Sheets as of December 31, 2008 and 2007	F2

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007	F3

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008 and 2007	F4

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	F5

Notes to Consolidated Financial Statements	F6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CVD Equipment Corporation and Subsidiary
Ronkonkoma, New York

We have audited the accompanying consolidated balance sheets of CVD Equipment Corporation and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CVD Equipment Corporation and Subsidiary as of December 31, 2008 and 2007, and the results of their consolidated operations and their consolidated cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of CVD Equipment Corporation and Subsidiary’s internal control over financial reporting as of December 31, 2008, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

Cranford, New Jersey

March 24, 2009

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

As of December 31,

	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$5,721,369	$5,110,447
Accounts receivable, net	2,642,670	1,769,265
Investments	-	251,130
Cost and estimated earnings in excess
of billings on uncompleted contracts	3,972,533	1,847,288
Inventories	3,292,316	3,015,635
Deferred income taxes – current	54,049	90,774
Other current assets	174,782	379,360
Total Current Assets	15,857,719	12,463,898
Property, plant and equipment, net	8,028,889	5,055,727
Deferred income taxes – non-current	772,516	266,077
Other assets	541,404	1,114,637
Intangible assets, net	89,822	106,566
Total Assets	$25,290,350	$19,006,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$348,521	$222,193
Customer deposits	3,559,410	-
Accounts payable	1,340,830	517,934
Accrued expenses	641,606	1,245,819
Accrued professional fees – related party	90,053	116,165
Deferred revenue	28,745	47,444
Total Current Liabilities	6,009,165	2,149,555
Long-term debt, net of current portion	4,135,632	2,678,421
Total Liabilities	10,144,797	4,827,976

Commitments and Contingencies	-	-

Stockholders’ Equity:
Common stock - $0.01 par value – 10,000,000 shares authorized: issued & outstanding, 4,749,500 shares at
December 31, 2008 and 4,718,500 shares at December 31, 2007	47,495	47,185
Additional paid-in capital	9,927,260	9,592,728
Retained earnings	5,170,798	4,539,017
Total Stockholders’ Equity	15,145,553	14,148,930

Total Liabilities and Stockholders’ Equity	$25,290,350	$19,006,906

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

Years ended December 31,

	2008	2007

Revenue	$18,146,741	$13,577,772

Cost of revenue	12,773,343	8,906,785

Gross profit	5,373,398	4,670,987

Operating expenses
Selling and shipping	766,755	755,324
General and administrative	4,055,877	3,370,914
Related party – professional fees	90,053	55,489
Total operating expenses	4,912,685	4,181,727

Operating income	460,713	489,260

Other income (expense):
Interest income	107,198	51,166
Interest expense	(229,000)	(216,655)
Loss on impairment	(251,130)	-
Other income	188,563	562,974
Total other (expense) income, net	(184,369)	397,485

Income before income tax	276,344	886,745
Income tax benefit (expense)	355,437	(109,659)

Net income	$631,781	$777,086

Basic earnings per common share	$0.13	$0.21
Diluted earnings per common share	$0.13	$0.20

Weighted average common shares
outstanding basic	4,737,459	3,667,833

Weighted average common shares
outstanding diluted	4,769,769	3,825,271

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2008 and 2007

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance – January 1, 2007	3,250,500	$ 32,505	$ 3,405,474	$ 3,761,931	$ 7,199,910

Exercise of stock options	88,000	880	163,595		164,475

Stock based compensation			254,157		254,157

Issuance of common stock under
public offering	1,380,000	13,800	5,769,502		5,783,302

Net Income	_________	________	___________	777,086	777,086

Balance – December 31, 2007	4,718,500	$ 47,185	$ 9,592,728	$ 4,539,017	$14,178,930

Exercise of stock options	15,000	150	20,850		21,000

Stock based compensation	16,000	160	313,682		313,842

Net Income				631,781	631,781

Balance – December 31, 2008	4,749,500	$ 47,495	$ 9,927,260	$ 5,170,798	$15,145,553

The accompanying notes are an integral part of the financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 31,

	2008	2007
Cash flows from operating activities:
Net income	$631,781	$777,086
Adjustments to reconcile net income to net cash
provided from operating activities
Depreciation and amortization	522,925	436,171
Stock-based compensation	313,842	254,157
Loss on impairment	251,130	-
Deferred tax benefit	(506,439)	(296,517)
Bad debt provision	73,662	5,371
Changes in operating assets and liabilities
Accounts receivable	(947,067)	602,433
Cost in excess of billings on uncompleted contracts	(2,125,245)	(1,130,625)
Inventories	(276,681)	(311,129)
Other current assets	241,299	(351,834)
Other assets	50,000	(133,300)
Customer deposits	3,559,410	-
Accounts payable	822,896	(122,837)
Accrued expenses	(630,326)	640,213
Deferred revenue	(18,699)	(164,806)
Net cash provided by operating activities	1,962,488	204,383

Cash flows from investing activities:
Capital expenditures	(3,381,417)	(575,558)
Deposits	425,312	(411,546)
Net cash used in investing activities	(2,956,105)	(987,104)

Cash flows from financing activities
Repayments on bank line of credit – net	-	(210,000)
Proceeds from long-term debt	2,645,000	139,510
Payments of long-term debt	(1,061,461)	(241,460)
Net proceeds from issuance of common stock	-	5,783,302
Net proceeds from stock options exercised	21,000	164,475
Net cash provided by financing activities	1,604,539	5,635,827

Net increase in cash and cash equivalents	610,922	4,853,106

Cash and cash equivalents at beginning of year	5,110,447	257,341

Cash and cash equivalents at end of year	$5,721,369	$5,110,447

The accompanying notes are an integral part of the financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 1 – Business Description

CVD Equipment Corporation and Subsidiary (the “Company”), a New York corporation, was organized and commenced operations in October 1982. Its principal business activities include the manufacturing of chemical vapor deposition equipment, customized gas control systems, the manufacturing of process equipment suitable for the synthesis of a variety of one-dimensional nanostructures and nanomaterials and a line of furnaces all of which are used primarily to produce semiconductors and other electronic components. The Company engages in business throughout the United States and internationally.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CVD Equipment Corporation and its wholly owned subsidiary. In December 1998, a subsidiary, Stainless Design Concepts, Ltd., was formed as a New York Corporation. In April 1999, this subsidiary was merged into CVD Equipment Corporation. The Company has one inactive subsidiary, CVD Materials Corporation as of December 31, 2008 and 2007. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Estimates are used when the accounting for certain items such as revenues on long-term contracts recognized on the percentage-of-completion method, allowances for doubtful accounts, depreciation and amortization, deferred income taxes provisions, impairment test of long-lived assets, stock-based compensation and product warranties.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

experience is sufficient to estimate final results with reasonable accuracy. Under this method, revenues are recognized based on costs incurred to date compared with total estimated costs.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed.

The liability, “Billings in excess of costs on uncompleted contracts,” represents amounts billed in excess of revenues earned.

Investments

Investments in unconsolidated companies in which the Company owns less than a 20% interest or otherwise does not exercise a significant influence are carried at cost.

Inventories

Inventories are valued at the lower of cost (determined on the first-in, first-out method) or market.

Income Taxes

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statements and tax bases of assets and liabilities, as measured by the future enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax assets and liabilities. A valuation allowance is not considered necessary by management since it is more likely than not that the deferred tax asset will be realized. An allowance may be necessary in the future based on changes in economic conditions.

Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” If the asset is determined to be impaired, the impairment

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

loss is measured on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value. The Company had no recorded impairment charges in the statement of operations during each of the years ended December 31, 2008 and 2007 based on impairment tests under SFAS No.144.

Computer Software

The Company follows Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs totaled $45,708 and $123,115 for the years ended December 31, 2008 and 2007 respectively and are included in Other Assets. All computer software is amortized using the straight-line method over its useful life of three years. Amortization expense related to computer software totaled $140,288 and $148,049 for the years ended December 31, 2008 and 2007, respectively.

Intangible Assets

The cost of intangible assets is being amortized on a straight-line basis over their useful lives ranging from 5 to 20 years. Amortization expense recorded by the Company in 2008 and 2007 totaled $28,692 and $27,322 respectively.

Research & Development

Research and development costs are expensed as incurred. We incurred approximately $700,000 of research and development expenses in both 2008 and 2007.

Bad Debts

Accounts receivables are presented net of an allowance for doubtful accounts of $86,250 and $12,588 as of December 31, 2008 and 2007, respectively. The allowance is based on historical experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in economic and customer conditions.

Product Warranty

The Company records warranty costs as incurred and does not provide for possible future costs. Management estimates such costs are immaterial based on historical experience. However, it is reasonably possible that this estimate may change in the future.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Advertising Costs

The Company expenses advertising and trade show costs which are not expected to benefit future periods. These expenses which are included in selling and shipping expenses were $56,696 and $144,059 in 2008 and 2007, respectively.

Earnings Per Share

Basic net earnings per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during each period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be adjusted upon exercise of common stock options and warrants.

Potential common shares issued are calculated using the treasury stock method, which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period.

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

Fair value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts  payable  and  a ccrued  expenses,  and  customer  deposits  approximate  fair  value  due  to

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

the relatively short maturity of these instruments. The carrying value of long-term debt approximates fair value based on borrowing rates currently available for loans with similar terms and maturities.

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

Prior to January 1, 2006 the Company recognized the cost of employee services received in exchange for equity instruments in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued Employees” (APB 25). APB 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense was measured under APB 25 on the date the shares were granted. Under APB 25, no compensation expense was recognized for stock options.

Shipping and Handling

It is the Company’s policy to include freight in total sales. The amount included in sales was $55,146 and $31,162 for the years ended December 31, 2008 and 2007, respectively. Included in selling and shipping is $112,011 and $116,062 for shipping and handling costs for 2008 and 2007, respectively.

Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have evaluated the new statement and have determined that it will not have a significant impact on the determination or reporting of our financial results.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. We are currently evaluating the effects, if any, that SFAS 141(R) may have on our financial statements and believe it could have a significant impact if business combinations are consummated. However, the effect of which is indeterminable as of December 31, 2008.

In December 2007, the FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. We are currently evaluating this new statement and anticipate that the statement will not have a significant impact on the reporting of our results of operations.

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The company is currently evaluating the impact of adopting SFAS. No. 161 on its financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 3 – Supplemental Cash Flow Information

During 2008, certain employees were granted and issued a total of 16,000 shares of the Company’s common stock under the 2007 Share Incentive Plan with an estimated fair value of $51,200.

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

	2008	2007
Cash paid during the year for:
Income taxes, net of refunds	$ 514,220	$ 39,446
Interest	229,000	217,570

Note 4 - Investments

In 2006, the Company sold equipment at the selling price of $251,130 to a Customer for a purchase price of one hundred four thousand, four hundred eighty two (104,482) shares of a non-public company’s common stock, par value $.001 per share. Between July 19, 2007 and July 31, 2007, the Company has the option to demand that the Customer make cash payment i.e.: two hundred fifty-one thousand, one hundred thirty 00/100 U.S. dollars ($251,130) for the equipment, the amount that would have been required had the Customer made cash payment for the equipment on July 19, 2006 in exchange for the return of said stock. The Customer’s obligation to make such payment pursuant to the terms of the option is secured by a perfected lien upon the subject equipment and the Company’s right to execute upon the aforementioned common stock. In the event the Customer does not make full payment, the Company has also reserved the right to maintain plenary proceedings against the Customer for the purpose of recovering such sums as may be due as well as the right to obtain a deficiency judgment in the event that the collateral in the equipment and stock is insufficient to discharge said obligation.

The Company agreed to extend the option to demand cash payment to the period between December 1, 2007 and March 12, 2008 in exchange for fifty thousand (50,000) shares of the customer’s common stock.

On February 19, 2008, the Company exercised its cash payment option demanding the cash payment of $251,130. The Customer did not make payment and the Company retook possession of said equipment.

As of December 31, 2008, the Company has deemed this investment as an other-than temporary impairment which has resulted in a charge to the statement of operations totaling its full value of $251,130 and is reflected as a loss on impairment in the Other income (expense) caption.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 5 – Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	2008	2007

Costs incurred on uncompleted contracts	$4,956,874	$1,887,022
Estimated earnings	4,068,641	2,158,386
	9,025,515	4,045,408
Billings to date	(5,052,982)	(2,198,120)
	$3,972,533	$1,847,288

	2008	2007
Included in accompanying balance sheets
Under the following caption:

Costs and estimated earnings in excess
of billings on uncompleted contracts	$3,972,533	$1,847,288

Note 6 - Inventories

Inventories consist of:

	2008	2007

Raw Materials	$1,396,960	$1,077,756
Work-in-process	1,713,953	1,733,738
Finished goods	181,403	204,141

	$3,292,316	$3,015,635

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 7 – Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:

	2008	2007
Land	$1,135,000	$760,000
Buildings	4,507,366	2,815,839
Building improvements	1,856,618	1,407,308
Machinery and equipment	1,786,117	1,765,606
Capitalized labor and overhead	216,602	216,602
Furniture and fixtures	337,605	289,741
Computer equipment	327,566	267,765
Transportation equipment	109,969	74,709
Lab equipment	686,937	42,445
Totals at cost	10,963,780	7,640,015
Less: Accumulated depreciation and amortization	(2,934,891)	(2,584,288)
	$8,028,889	$5,055,727

Depreciation and amortization expense (1)	$522,925	$436,171

(1)	Includes amortization expense of $172,322 and $179,714 for the years ending December 31, 2008 and 2007 respectively. Such amortization expense relates to other capitalized and intangible assets

During 2007, certain assets in property, plant and equipment were traded in exchange for new assets with no resulting gain or loss.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 8 – Intangible Assets

Intangible assets as of December 31, are summarized as follows:

2008

	Weighted Average		Accumulated	Net of Accumulated
Intangible Assets	Amortization Period	Cost	Amortization	Amortization

Licensing Agreement	5	$10,000	$10,000	$0
Patents & Copyrights	14	41,021	21,827	19,194
Intellectual Property	15	100,000	50,003	49,997
Certifications	3	58,722	38,090	20,632
Other	5	21,492	21,492	0

Totals		$231,235	$141,412	$89,823

2007

	Weighted Average		Accumulated	Net of Accumulated
Intangible Assets	Amortization Period	Cost	Amortization	Amortization

Licensing Agreement	5	$10,000	$10,000	$0
Patents & Copyrights	14	32,019	19,376	12,643
Intellectual Property	15	100,000	43,336	56,661
Certifications	3	55,775	18,516	37,259
Other	5	21,492	21,492	0

Totals		$219,286	$112,720	$106,566

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, is as follows:

Year Ended

2009	$ 23,032
2010	13,738
2011	8,069
2012	8,069
2013	8,064
Thereafter	28,851

Total	$ 89,823

Note 9 – Customer Deposits

A customer has placed a deposit on an order with the Company for $3,559,410. The Company has issued an Irrevocable Standby Letter of Credit with this customer as named beneficiary for that same amount. The Company is utilizing that same amount from its available line of credit with its bank to collateralize this letter of credit. The Company has not yet recognized any revenue on this order.

Note 10 – Financing Arrangements

The Company has a $5 million three-year revolving credit facility with a bank permitting it to borrow on a revolving basis until May 1, 2011. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR rate plus 2.00% or (ii) the bank’s Prime Rate minus .25%. Although, there were no amounts outstanding on the facility as of December 31, 2008 and 2007 the Company had utilized $500,000 and $160,000 of the credit facility at December 31, 2008 and December 31, 2007 to purchase equipment which was converted into term loans and reduced the funds available from the credit facility by those same amounts. The prime rate was 3.25% and 7.25% at December 31, 2008 and 2007 respectively. The weighted average interest rate on the Company’s short-term borrowings for 2007 was 8.77%.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 11 – Long-term Debt

Long-term debt consists of the following:
	2008	2007
KIDCO REALTY CORP.
$900,000 purchase money mortgage secured by
real property, building and improvements in
Saugerties, New York; payable in equal monthly
installments of $5,988 including interest at 7%
per annum; entire principal comes due in
May 2009	$ 0	$ 794,897

CAPITAL ONE BANK
$805,000 mortgage payable secured by
real property, building and improvements in
Saugerties, New York; payable in equal monthly
installments of $5,903 including interest at 6.2%
per annum; entire principal comes due in
July 2018	796,610	0

GENERAL ELECTRIC CAPITAL CORPORATION
$2,700,000 mortgage payable secured by real
property, building and improvements at 1860
Smithtown Avenue, Ronkonkoma, NY; payable in
monthly installments of $22,285 including interest
at 5.67% per annum; pursuant to an installment
sale agreement with the Town of Islip Industrial
Development Agency; final payment due March
2017	1,758,786	1,921,439

CAPITAL ONE BANK
$1,000,000 mortgage payable secured by real
property and building at 979 Marconi Avenue,
Ronkonkoma, NY, payable in monthly installments
of $7,022.99 including interest at 5.67% per
annum, pursuant to an installment sale agreement
with the Town of Islip Industrial Development
Agency; entire principal comes due in March 2018	979,722	0

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

	2008	2007
CAPITAL ONE BANK
$500,000 mortgage payable secured by real
property and building at 979 Marconi Avenue,
Ronkonkoma, NY, payable in monthly installments
of $2,992.12 including interest at 3.67% for the
first four years and will be adjusted beginning
March 1, 2012; pursuant to an installment
Sale agreement with the Town of Islip
Industrial Development Agency. The entire
principal comes due in March 2018.	487,425	0

CAPITAL ONE BANK
Sixty month installment note; payable in
monthly installments of $4,922, including
interest at 7.74% per annum; final payment
due August 2007; collateralized by certain
equipment	0	37,768

CAPITAL ONE BANK
Sixty month installment note, payable
in monthly installments of $1,776, including
interest at 6.75% per annum; final payment due
January 2011, collateralized by certain
equipment	42,787	60,487

CAPITAL ONE BANK
Sixty month installment note, payable
in monthly installments of $2,770, including
interest at 7.01 per annum; final payment due
April 2012, collateralized by certain
equipment.	98,561	123,791

CAPITAL ONE BANK
Sixty month installment note payable
in monthly installments of $6,536 including
interest at 5.68% per annum; final payment due
August 2013, collateralized by certain
equipment.	320,263	0
Totals	4,484,153	2,900,614
Less: Current maturities	348,521	222,193
Long-term debt	$ 4,135,632	$2,678,421

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Future maturities of long-term debt as of December 31, are as follows:
2009	$ 348,521
2010	373,853
2011	378,578
2012	786,490
2013	338,105
Thereafter	2,258,606
$ 4,484,153

Note 12 – Earnings per Share

The calculation of basic and diluted weighted average common shares outstanding is as follows:

	2008	2007
Weighted average common shares outstanding
basic earnings per share	4,737,459	3,667,833

Effect of potential common share issuance:
Stock options	32,310	157,438

Weighted average common shares outstanding
Diluted earnings per share	4,769,769	3,825,271

Outstanding options to purchase 335,000 and 10,000 shares at December 31, 2008 and December 31, 2007, respectively, were not included in the diluted earnings per share calculation, because the exercise price was higher than the market price. These options may dilute the earnings per share calculation in the future periods.

Note 13 – Income Taxes

The (benefit) provision for income taxes includes the following:

	2008	2007
Current:
Federal	$ 96,730	$ 402,888
State	17,547	94,029
Total Current Tax Provision	114,277	496,917
Deferred:
Federal	(812,152)	(326,125)
State	342,438	(61,133)
Total Deferred Provision	(469,714)	(387,258)
Income Tax (benefit) expense	$ (355,437)	$ 109,659

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

In 2006, the Company was required to change its accounting method for tax purposes from the completed contract to percentage of completion. Under the provisions of the tax law, the Company elected to report the additional deferred revenue, for tax reporting purposes, of approximately $2,000,000 or approximately $500,000 per year, ratably over the four year period ended December 31, 2009.

At December 31, 2008, the Company had federal research and development tax credit carryforwards of approximately $521,000 and New York State investment tax credit carryforwards of approximately $135,000 that may be offset against future taxable income through the year 2028. The Company accounts for investment tax credits primarily by the flow-through method whereby it reduces income taxes currently payable and the provision for income taxes in the period the assets giving rise to such credits are placed in service. To the extent such credits are not currently utilized on the Company’s tax return, deferred tax assets, subject to considerations of a valuation allowance, are recognized for the carryforward amount.

The tax effects of temporary differences giving rise to significant portions of deferred taxes are as follows:

	2008	2007

Allowance for doubtful accounts	$ 36,225	$ 4,945
Inventory capitalization	105,857	115,321
Deferred revenue	(211,663)	(593,865)
Net operating loss carryforwards	131	131
Depreciation and amortization	(201,172)	(64,140)
Investment and other tax credits	655,993	586,302
Compensation costs	288,146	166,320
Vacation accrual	148,558	141,837
Capital loss carryforward	4,490	-
Net deferred tax asset	$ 826,565	$ 356,851

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2008 and 2007 due to the following:

	2008	2007

Tax expense computed at federal statutory rate	(20%)	(34%)
State taxes, net of federal tax effect	(130%)	(4%)
Federal current and deferred tax rate differential	(16%)	(2%)
Research, development and investment tax credits	189%	4%
Statutory change in tax accounting method	109%	22%
Other	(4%)	2%
Effective benefit (expense) rate	128%	(12%)

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets, if any will not be realized. Through December 31, 2008, the Company has not established a valuation allowance for its deferred tax assets, as sufficient positive evidence is available based on recent income tax positions coupled with projection of future taxable income. Further, the most significant of the Company’s deferred tax assets are credits with carryover into future years and as of December 31, 2008 there are numerous years remaining to utilize these credits. However, it is at least reasonably possible that management’s estimate of future realization could change in future periods.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN” No. 48), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. There was no affect on the financial position of the Company upon the adoption of FIN No. 48. The Company files income tax returns in the United States (federal) and in various state jurisdictions.

NOTE 14 – Stock Option Plans

1989 Non-Qualified Stock Option Plan

On June 15, 1989, the Company instituted a non-qualified stock option plan (the “Plan”). In connection therewith, 700,000 shares of the Company’s common stock were reserved for issuance pursuant to options that may be granted under the Plan through June 30, 2009. All options granted vest over a four-year period and expire between five to seven years after the date of grant. In 2008, the company did not grant any options under this Plan.

On February 22, 2007 10,000 options which vest equally over a four-year period were granted to an employee under the plan which expire on February 21, 2014. On October 10, 2007, 35,250 options which vest as to 12,500 options each of October 10, 2008 and 2009 and 10,250 options which vest on October 10, 2010 were granted to an employee under the plan which expire on October 10, 2022.

2001 Non-Qualified Stock Option Plan

In November 2006, the Company registered a non-qualified stock option plan that the shareholders had approved in July 2001, covering key employees, officers, directors and other persons that may be considered as service providers to the Company. Options will be awarded by the Board of Directors or by a committee appointed by the board. Under the plan, an aggregate of 300,000 shares of Company common stock, $.01 par value, are reserved for issuance or transfer upon the exercise of options which are granted. Unless otherwise provided in the option agreement, options granted under the plan shall vest over a four year period commencing

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

one year from the anniversary date of the grant. On October 10, 2007, 64,750 options were granted to an employee which vest as to 2,250 options on October 10, 2010 and as to 12,500 options on each October 10, 2012 through 2016. On December 12, 2007 120,000 options were granted to directors. These options vest as to 40,000 immediately and as to 80,000 options which vest equally over two years and expire on December 12, 2017. The stock option plan shall terminate on July 22, 2011. In 2008, the Company did not grant any options under this Plan.

2007 Share Incentive Plan

On December 12, 2007 shareholders approved the Company’s 2007 Share Incentive Plan (“Incentive Plan”), in connection therewith, 750,000 shares of the Company’s common stock are reserved for issuance pursuant to options or restricted stock that may be granted under the Incentive Plan through December 12, 2017. On September 24, 2008 16,000 shares of the Company’s common stock were granted and issued to six employees.

The purchase price of the common stock under each option plan shall be determined by the Committee, provided, however, that such purchase price shall not be less than the Fair Market Value of the Shares on the date such option is granted. The stock options generally expire seven to ten years after the date of grant.

A summary of the stock option activity related to the 1989 and 2001 Stock Option Plans for the period from January 1, 2007 through December 31, 2008 is as follows.

1989 Non-Qualified Stock Option Plan

	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Year ended December 31, 2007
Number of shares	323,000	45,250	88,000	-0-	280,250	161,750
Weighted average exercise price per share	$ 273	$ 4.90	$ 1.87	$ -0-	$ 3.36	$ 2.95
Year ended December 31, 2008
Number of shares	280,250	-0-	15,000	34,000	231,250	186,625
Weighted average exercise price per share	$ 3.36	$ -0-	$ 1.40	$ 3.10	$ 3.52	$ 3.37

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

2001 Non-Qualified Stock Option Plan

	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Year ended December 31, 2007
Number of shares	-0-	184,750	-0-	-0-	184,750	40,000
Weighted average exercise price per share	$ -0-	$ 3.99	$ -0-	$ -0-	$ 3.99	$ 3.65
Year ended December 31, 2008
Number of shares	184,750	-0-	-0-	-0-	184,750	80,000
Weighted average exercise price per share	$ 3.99	$ -0-	$ -0-	$ -0-	$ 3.99	$ 3.65

The number of stock options that were in excess of the market value at December 31, 2008 was 335,000. The number of stock options that were below the market value at December 31, 2008 was 81,000.

The following table summarizes information about the options at December 31, 2008.

Options Outstanding					Options Exercisable
		Weighted
		Average	Weighted			Weighted
		Remaining	Average			Average
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price Range	Outstanding	Life	Price	Value	Exercisable	Price	Value

$1.25-$1.99	33,500	1.73 years	$1.40	$56,950	33,500	$1.40	$56,950
$2.00-$2.99	37,500	3.46 years	$2.26	$31,500	28,125	$2.26	$23,625
$3.00-$3.50	10,000	4.47 years	$3.00	$1,000	5,000	$3.00	$500
$3.51-$4.00	120,000	8.95 years	$3.65	$0	80,000	$3.65	$0
$4.01-$4.50	105,000	3.70 years	$4.10	$0	105,000	$4.10	$0
$4.51-$5.00	100,000	8.78 years	$4.62	$0	12,500	$4.62	$0
$5.01-$6.00	10,000	5.08 years	$5.90	$0	2,500	$5.90	$0

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

Prior to January 1, 2006 the Company recognized the cost of employee services received in exchange for equity instruments in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued Employees” (APB 25). APB 25 required the use of the intrinsic value method, which measures compensation cost as the excess, if any, of the quoted market price of the stock over the amount the employee must pay for the stock. Compensation expense was measured under APB 25 on the date the shares were granted. Under APB 25, no compensation expense was recognized for stock options.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

The intrinsic value of the 15,000 and 88,000 options exercised during the years ended December 31, 2008 and 2007, was $27,000 and $304,240 respectively.

During the years ended December 31, 2008 and 2007, the Company recorded into selling and general administrative expense approximately $263,000 and $254,000, for the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R.

The fair value was estimated by using the Black-Scholes option-pricing model which took into account as of the grant date, the exercise price and the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. The following is the average of the data used for the following items. There were no options granted in 2008.

	Risk-Free		Expected	Expected
Year Ended	Interest Rate	Expected Life	Volatility	Dividends

December 31, 2007	3.9%	4.9 Years	56.49%	None

Note 15 – Defined Contribution Plan

On August 1, 1998, the Company adopted a 401(k) Plan for the benefit of all eligible employees. All employees as of the effective date of the 401(k) Plan became eligible. An employee who became employed after August 1, 1998, would become a participant after three months of continuous service.

Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are optional. During the years ended December 31, 2008 and 2007 the Company incurred administrative costs totaling $2,038 and $2,025 respectively. No employer contribution has been made for 2008 and 2007.

Note 16 – Concentration of Credit Risk

Cash and Cash Equivalents

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at December 31, 2008 and at December 31, 2007 was approximately $3,805,000 and $4,613,000 respectively.

Export Sales

Export sales to unaffiliated customers represented approximately 23% and 21% of sales for the years ended December 31, 2008 and 2007, respectively, Export sales in both 2008 and 2007 were primarily to customers in Europe and Asia. All contracts are denominated in U.S. dollars. The Company does not enter into any foreign exchange contracts.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

Note 17 – Related Party Transactions

The general counsel for the Company is also a director. The Company incurred legal fees for his professional services of approximately $90,000 and $133,000 for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008 and 2007, the Company owed the general counsel approximately $90,000 and $116,000 respectively.

Note 18 – Other Income

Other income for the current year decreased to approximately $189,000, a decrease of $374,000 or 66.4% compared to $563,000 of other income generated during the year end December 31, 2007. During the year ended December 31, 2007, there was a settlement of litigation between us and PrecisionFlow Technologies, Inc. Under the terms of the settlement, we are to receive payments totaling $541,600 over a specific timetable. We have received $408,300 through December 31, 2008. Other income for the year ended December 31, 2007 was approximately $562,000. As a result of a settlement of litigation between the Company and PrecisionFlow Technologies, Inc., the Company will receive payments totaling $541,600 to be paid over a specific timetable as defined under the settlement agreement. Other income in 2006 was approximately $116,000 primarily as a result of a distribution from a liquidating trust of a former customer of the Company that filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code, in the United States Bankruptcy Court for the District of Delaware. The Company had previously written off this customer account balance. In 2006, the liquidating trust distributed $92,400 to the Company, which represented 33% of the claim.

Note 19 – Segment Reporting

The Company adopted SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company operates through (3) segments, CVD, SDC and Conceptronic. The CVD division is utilized for silicon, silicon germanium, silicon carbide and gallium arsenide processes. SDC is the Company’s ultra-high purity manufacturing division in Saugerties, New York. Conceptronic is a manufacturer of Surface Mount Technology equipment. The accounting policies of CVD, SDC and Conceptronic are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based on several factors, of which the primary financial measure is earnings before taxes.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

The following table presents certain information regarding the Company’s segments as of December 31, 2008 and for the year then ended:

	CVD	SDC	Conceptronic	Eliminations	Consolidated
Assets	$ 24,976,459	$ 3,747,201	$ 1,574,016	$ (5,007,326)	$ 25,290,350

Revenue	$ 10,831,186	$ 5,423,661	$ 2,603,127	$ (711,233)	$ 18,146,741
Interest Income	107,064	134	-	-	107,198
Interest Expense	124,635	50,314	54,051		229,000
Depreciation and amortization	437,278	69,962	15,685		522,925
Capital expenditures	3,272,212	106,954	2,251		3,381,417
Pretax (loss) earnings	236,875	621,589	(582,120)		276,344

The following table presents certain information regarding the Company’s segments as of December 31, 2007 and for the year then ended:

	CVD	SDC	Conceptronic	Eliminations	Consolidated
Assets	$ 19,155,538	$ 2,238,349	$ 2,207,647	$ (4,594,628)	$ 19,006,906

Revenue	$ 8,114,700	$ 3,007,235	$ 2,907,747	$ (451,910)	$ 13,577,772
Interest Income	50,978	188	-0-		51,166
Interest Expense	69,433	67,536	79,686		216,655
Depreciation and amortization	354,342	59,797	22,032		436,171
Capital expenditures	547,539	50,829	905		599,273
Pretax (loss) earnings	1,816,735	(422,825)	(507,165)		886,745

Note 20 - Commitments and Contingencies

Legal Proceedings

On September 18, 2007 a settlement was reached between the Company and Precision Flow Technologies, Inc. of the pending litigation. Under the terms of the settlement, all claims and counterclaims asserted by the parties in previously filed lawsuits were discontinued in consideration of which we will receive payments totaling $541,600 to be paid over a specific timetable as defined.  As of December 31, 2008 we have received $408,300.