Form 10-Q
period 2009-03-31
CVD EQUIPMENT CORP
filed 2009-05-14
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from _______ to ______

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [  ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                 Yes [  ] No [X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,761,100 shares of Common Stock, $0.01 par value at May 11, 2009.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

Index

Part I - Financial Information

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	March 31, 2009 (Unaudited)	December 31, 2008*
ASSETS
Current Assets:
Cash and cash equivalents	$ 5,561,457	$ 5,721,369
Accounts receivable, net	2,210,615	2,642,670
Cost and estimated earnings in excess
of billings on uncompleted contracts	3,774,094	3,972,533
Inventories	3,172,923	3,292,316
Deferred income taxes – current	59,240	54,049
Other current assets	235,531	174,782

Total Current Assets	15,013,860	15,857,719

Property, plant and equipment, net	8,032,387	8,028,889

Deferred income taxes – non-current	845,539	772,516

Other assets	522,394	541,404

Intangible assets, net	69,921	89,822

Total Assets	24,484,101	$ 25,290,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 353,612	$ 348,521
Customer deposits	3,559,410	3,559,410
Accounts payable and accrued expenses	1,393,406	1,982,436
Accrued professional fees – related party	25,000	90,053
Deferred revenue	5,037	28,745

Total Current Liabilities	5,336,465	6,009,165
Long-term debt, net of current portion	4,045,086	4,135,632
Total Liabilities	9,381,551	10,144,797

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock - $0.01 par value – 10,000,000 shares authorized; issued and outstanding, 4,761,100 at March 31, 2009 and 4,749,500 at December 31, 2008	47,611	47,495
Additional paid-in-capital	9,970,489	9,927,260
Retained earnings	5,084,450	5,170,798
Total Stockholders’ Equity	15,102,550	15,145,553

Total liabilities and stockholders’ equity	$ 24,484,101	$ 25,290,350

* Derived from audited financial statements for the year ended December 31, 2008 (see Form 10-K Annual Report filed on March 31, 2009 with the Securities and Exchange Commission).

The accompanying notes are an integral part of the consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Revenue	$ 3,984,741	$ 4,043,499

Cost of revenue	2,957,713	2,826,648

Gross profit	1,027,028	1,216,851

Operating expenses
Selling and shipping	166,964	181,531
General and administrative	944,841	1,019,653
Related party – professional fee	25,000	12,500
Total operating expenses	1,136,805	1,213,684

Operating (loss) income	(109,777)	3,167

Other income (expense)
Interest income	11,670	37,591
Interest expense	(64,755)	(40,884)
Other (expense) income	(1,700)	7,888
Total other (expense) income	(54,785)	4,595

(Loss) income before income taxes	(164,562)	7,762

Income tax benefit	78,214	11,442

Net (loss) income	$ (86,348)	$ 19,204

Basic (loss) earnings per common share	$ (0.02)	$ 0.00

Diluted (loss) earnings per common share	$ (0.02)	$ 0.00

Weighted average common shares outstanding basic	4,759,296	4,732,016

Effect of potential common share issuance:
Stock options	---	34,229

Weighted average common shares outstanding diluted	4,759,296	4,766,245

The accompanying notes are an integral part of the consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2009	2008

Cash flows from operating activities
Net (loss) income	$ (86,348)	$ 19,204
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock-based compensation expense	43,344	68,947
Depreciation and amortization	145,393	125,642
Deferred tax provision	(73,023)	(57,901)
Bad debt provision	(7,616)	(1,952)
Changes in operating assets and liabilities:
Accounts receivable	439,671	(283,383)
Cost in excess of billings on uncompleted contracts	198,439	(1,123,934)
Inventories	119,393	(31,061)
Other current assets	(65,939)	(15,729)
Accounts payable and accrued expenses	(654,084	(70,319)
Deferred revenue	(23,708)	8,737
Net cash provided by (used in) operating activities	35,522	(1,661,749)

Cash flows from investing activities
Capital expenditures	(109,980)	(2,140,547)
Deposits	-	425,312
Net cash (used in) investing activities	(109,980)	(1,715,235)

Cash flows from financing activities:
Proceeds from loans	-	1,500,000
Payments of long-term debt	(85,454)	(52,983)
Net proceeds from stock options exercised	-	21,000
Net cash (used in) provided by financing activities	(85,454	1,468,017

Net (decrease) in cash and cash equivalents	(159,912)	(1,908,967)

Cash and cash equivalents at beginning of period	5,721,369	5,110,447

Cash and cash equivalents at end of period	$ 5,561,457	$ 3,201,479

Supplemental disclosure of cash flow information:
Income taxes paid	$ 5,000	$ 491,850
Interest paid	$ 64,755	$ 46,476

The accompanying notes are an integral part of the consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

The balance sheet as of December 31, 2008 has been derived from the audited financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accounting policies followed by the Company are set forth in Note 2 to CVD Equipment Corporation’s (“the Company”) consolidated financial statements in the December 31, 2008 Form 10-K.

For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

All material intercompany transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Income Recognition

The Company recognizes revenues using the percentage-of-completion method for custom production-type contracts while revenues from other products are recorded when such products are accepted and shipped. Profits on custom production-type contracts are recorded on the basis of the Company’s estimates of the percentage-of-completion of individual contracts,

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

The asset, “Cost and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed.

The liability, “Billings in excess of costs on uncompleted contracts” represents amounts billed in excess of revenues earned.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) , to define how the fair value of assets and liabilities should be measured in accounting standards where it is allowed or required. In addition to defining fair value, the Statement established a framework within GAAP for measuring fair value and expanded required disclosures surrounding fair value measurements. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date by one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued FSP FAS 157-3 , Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active , to clarify the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. This FSP was effective immediately. In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly , to provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009. We adopted SFAS 157 for financial assets and financial liabilities on January 1, 2008, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We adopted SFAS 157 for nonfinancial items on January 1, 2009, and the adoption did not have a material impact on our financial position, results of operations, or cash flows. We currently do not have any financial assets that are valued using inactive markets, and as such are not impacted by the issuances of FSP 157-3 and FSP 157-4. See Note 6 to the Consolidated Financial Statements for additional disclosure on fair value measurements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2008, the FASB issued FASB FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 removed the requirement of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), for an entity to consider, when determining the useful life of an intangible asset, whether the intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. This should lead to greater consistency between the useful life of recognized intangibles under SFAS 142 and the period of expected cash flows used to measure fair value of such assets under SFAS No. 1419i), Business Combinations. FSP FAS 142-3 is being applied prospectively beginning January 1, 2009. The adoption of this Statement has not had a material impact on our financial position, results of operations, or cash flows during the first quarter of 2009.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments . This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company will comply with the additional disclosure requirements beginning in the second quarter of 2009.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments . This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments of debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the SEC released Staff Accounting Bulletin No. 111 (“SAB 111”), which amends SAB Topic 5-M. SAB 111 notes that FSP No. 115-2 and FAS 124-2 were scoped to debt securities only, and the FSP referred readers to SEC SAB Topic  5-M  for  factors to consider with respect to other-than-temporary impairments for

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

equity securities. With the amendments in SAB 111, debt securities are excluded from the scope of Topic 5-M, but the SEC staff’s views on equity securities are still included within the topic. The Company currently does not have any financial assets that are other-than-temporarily impaired.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies , to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can’t be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss . This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the first quarter of 2009.

NOTE 3:	CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in certificates of deposit, treasury bills and money market instruments. At March 31, 2009, there was approximately $2,000,000 invested in money market instruments exceeding the amount insured by the federal government. The Company has established guidelines relative to credit ratings and maturities that seek to maintain stability and liquidity.

NOTE 4:	UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:

	March 31, 2009 (Unaudited)	December 31, 2008

Costs incurred on uncompleted contracts	$ 3,320,187	$4,956,874
Estimated earnings	2,598,615	4,068,641
	5,918,802	9,025,515
Billings to date	(2,144,708)	(5,052,982)
Cost and estimated earnings in excess of billings on uncompleted contracts	$ 3,774,094	$3,972,533

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5:	INVENTORIES

Inventories consist of:

	March 31, 2009 (Unaudited)	December 31, 2008

Raw materials	$1,534,371	$ 1,396,960
Work-in-process	1,457,149	1,713,953
Finished goods	181,403	181,403

	$3,172,923	$ 3,292,316

NOTE 6:	FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements. In accordance with FSP No. 157-2, Effective Date of FASB Statement No. 157 (FSP-2), for all other non-financial assets and liabilities, SFAS 157 is effective for fiscal years beginning after November 15, 2008. In October 2008, the FASB issued (FSP 157-3), Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3) that clarifies the application of SFAS 157 for financial assets in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

On January 1, 2009, in accordance with FSP 157-2, we adopted the provisions of SFAS 157 on a prospective basis for our non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. SFAS 157 requires that we determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy established in SFAS 157 and describes three levels of inputs that may be used to measure fair value as follows:

Level 1 inputs which include quoted prices in active markets for identical assets or liabilities.

Level 2 inputs which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability, and

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6:	FAIR VALUE MEASUREMENTS (continued)

Level 3 inputs which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

The adoption of SFAS No. 157 for our non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis had no effect on our consolidated net income for the three months ended March 31, 2009.

The following table summarizes, for each major category of assets and liabilities, the respective fair value and the classification by level of input within the fair value hierarchy defined by SFAS 157:

		March 31, 2009				December 31, 2008
Description	Level (1)	Level (2)	Level (3)	Total	Level (1)	Level (2)	Level (3)	Total
Assets:
Cash equivalents	$ 4,054,272	$ ---	---	$ 4,054,272	$ 5,321,190	$ ---	---	$5,321,190

Total Assets	$ 4,054,272	$ ---	---	$ 4,054,272	$5,321,190	$ ---	---	$5,321,190

Liabilities	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---

Total Liabilities	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---

NOTE 7:	BAD DEBTS

Accounts receivables are presented net of an allowance for doubtful accounts of $78,634 and $86,250 as of March 31, 2009 and December 31, 2008 respectively. The allowance is based on prior experience and management’s evaluation of the collectibility of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

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

The amount available under this agreement was $941,000 as of March 31, 2009 as the Company has utilized $500,000 of this facility in the form of equipment term loans and an additional $3,559,000 is being held as collateral by the bank for an irrevocable stand-by letter of credit that was issued to a customer for that same amount as a result of the receipt of a deposit from the same customer. As of March 31, 2009, the Company is in full compliance with the terms of the Revolving Credit Agreement.

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

During the three months ended March 31, 2009 and March 31, 2008, the Company recorded as part of selling and general administrative expense, approximately $43,000 and $69,000 respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10:	INCOME TAXES

The income tax (benefit) provision for income taxes includes the following:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Current:
Federal	$-	$30,642
State	-	15,817
Total Current Provision	-	46,459
Deferred:
Federal	(67,212)	(45,710)
State	(11,002)	(12,191)
Total deferred (benefit)	$(78,214)	$(57,901)
Income tax (benefit)	$(78,214)	$(11,442)

In 2006, the Company was required to change its accounting method for tax purposes from the completed contract method to the percentage of completion method. Under the provisions of the tax law, the Company elected to report the additional deferred revenue, for tax reporting purposes, of approximately $2,000,000 or approximately $500,000 per year, ratably over the four year period ending in 2009.

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

Stock options to purchase 441,000 shares of common stock were outstanding and 203,500 were exercisable during the three months ended March 31, 2008. Stock options to purchase 416,000 shares were outstanding and 279,125 were exercisable during the three months ended March 31, 2009. During the three months ended March 31, 2009, potentially dilutive shares of 36,647 were not included in the computation of diluted earnings per share because their effects would have been antidilutive. These securities may be dilutive to the earnings per share calculation in the future.

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

The following table sets forth our computation of basic and diluted net income per share:

	Three months ended March 31,
	2009	2008
Numerator:
Net (loss)income used in calculation of basic
and diluted earnings per share	$(86,348)	$19,204
Denominator:
Weighted-average common shares outstanding
Used in calculation of basic earnings per share	4,759,296	4,732,016
Effect of dilutive securities:
Stock options and equivalents	0	34,229
Weighted-average common shares used in
calculation of diluted earnings per share	4,759,296	4,766,245

Net (loss) income per share:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

Note 12:	LEGAL PROCEEDINGS

In June 2008, the Company commenced an action against one of its customers and sought to recover approximately $154,000 for breach of contract, labor and services rendered for goods sold and delivered. As a result, the customer has answered and asserted counterclaims against the Company for breach of contract, breach of express warranty, breach of implied warranty and fraudulent misrepresentation. The customer claims to have overpaid the Company approximately $145,000 and seeks additional damages of not less than $300,000 with respect to each of its counterclaims. The Company intends to vigorously pursue its claim and vigorously defend the counterclaims asserted.

As of March 31, 2009, the Company has recognized a loss contingency in the form an allowance for doubtful accounts against the trade receivable due from this customer of approximately $63,000. Beyond this amount, the Company does not believe there are additional loss contingencies to be recorded.

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

Results of Operations

Three Months Ended March 31, 2009 vs. Three Months Ended March 31, 2008

Revenue

Revenue for the three month period ended March 31, 2009 was approximately $3,985,000 as compared to $4,043,000 for the three month period ended March 31, 2008, a decrease of 1.4%. We attribute this decrease to delayed or reduced capital expenditures by potential customers as a result of the current economic conditions.

Gross Profit

The Company generated gross profits of approximately $1,027,000 resulting in a gross profit margin of 25.8%, for the three months ended March 31, 2009 as compared to gross profits of approximately $1,217,000 and a gross profit margin of 30.1%, for the three months ended March 31, 2008. The decrease in gross profit is primarily attributable to the prior addition of engineering and production personnel we hired to support the expansion of the Application Laboratory and new product development costs in the Nanomaterials, Energy, Solar and Semiconductor fields.

Selling, General and Administrative Expenses

Selling and shipping expenses for the three months ended March 31, 2009 and 2008 were approximately $167,000 and $182,000, respectively, representing a decrease of 8.2% compared to the prior period. This decrease is primarily attributable to a decrease in sales commissions earned during the current period.

The Company incurred approximately $970,000 of general and administrative expenses during the three months ended March 31, 2009, compared to approximately $1,032,000 incurred during the three months ended March 31, 2008 representing a decrease of 6.0%. During the three months ended March 31, 2008, the Company incurred additional workers’ compensation costs of approximately $168,000 as a result of a shortfall in a self-insured workers’ compensation trust fund, that the Company was a member from January 2000 through March 2006. The Company, as all members are, is jointly and severally liable for the expenses and obligations of the Fund. Although the Company has not been notified that any additional funds are required, it continues to reserve additional amounts on a quarterly basis. This decrease as well as a decrease in stock-based compensation costs was partially offset by an increase in payroll and benefit costs and an increase in research and development expenses as a result of the expansion of our Application Laboratory which allows selected customers to bring up their process tools in our Application Laboratory and work together with our scientists and engineers to optimize process performance.

Operating Income

As a result of the foregoing factors, the Company incurred an operating loss for the three months ended March 31, 2009 of approximately $110,000 as compared with an operating profit of $3,000 for the three month period ended March 31, 2008.

Interest Expense, Net

Interest income for the three months ended March 31, 2009 was approximately $12,000 compared to approximately $38,000 for the three months ended March 31, 2008. This decrease is a result of the Company investing its cash in more conservative investments such as short-term Treasury Bonds and Certificates of Deposit, with lower returns than it previously received on Money Market Funds. Interest expense for the three months ended March 31, 2009 was $65,000 compared to approximately $41,000 for the three months ended March 31, 2008. The primary sources of this interest expense are for the mortgages on the three buildings that we own. The Company has also made some equipment purchases, utilizing $500,000 of its Revolving Credit Facility and converting such amounts into term loans as an additional source of interest expense.

Income Taxes

For the three months ended March 31, 2009, the Company recorded no current income tax expense and realized deferred tax benefits of approximately $78,000. For the three months ended March 31, 2008 the Company recorded a current income tax expense of approximately $47,000 that was reduced by a deferred tax benefit of $58,000.

Net (Loss)/Income

The Company reported a net loss of approximately $86,000 for the three month period ended March 31, 2009 compared to net income of $19,000 for the same period in 2008.This decrease was primarily attributable to the lower gross margin percentage of 25.8% in the current year compared to 30.1% for the same period in 2008.

Liquidity and Capital Resources

As of March 31, 2009, the Company had aggregate working capital of approximately $9,677,000 and cash and cash equivalents of $5,561,000 compared to $9,849,000 and $5,721,000 at December 31, 2008, a decrease of $172,000 and $160,000, respectively. The decrease in cash and cash equivalents was primarily the result of the purchase of capital equipment ($110,000) and reduction of long-term debt ($85,000).

Accounts receivable, net as of March 31, 2009 was $2,211,000 compared to $2,643,000 as of December 31, 2008. This decrease is attributable to the timing of shipments and customer payments.

As of March 31, 2009 the Company’s backlog was approximately $13,872,000, a decrease of $1,399,000 or 9.2% compared to $15,271,000 at December 31, 2008. Timing for completion of the backlog varies depending on the product mix and can be as long as two years. Included in the backlog are all accepted purchase orders with the exception of those that are included in percentage-of-completion. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

The Company believes that based on its historical growth rate, its cash and cash equivalents position at March 31, 2009 and available credit facilities, the Company’s funds at March 31, 2009 will be sufficient to meet its working capital and investment requirements for the next twelve months.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with our management, have determined that as of the end of the period covered by this Report, the disclosure controls and procedures were and are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

In June 2008 the Company commenced an action against Akzo Nobel Polymer Chemicals LLC in the Supreme Court of the State of New York, Suffolk County. By that action, the Company sought to recover $154,161.38 for breach of contract, work labor and services rendered and goods sold and delivered. Subsequently, the defendant removed the action to the United States District Court for the Eastern District of new York (Dock No. CV-09-1066). The company has moved in the Federal Court to remand the matter to State Court. That motion is sub judice. Meanwhile, the defendant has answered and asserted counterclaims against the Company for breach of contract, breach of express warranty, breach of implied warranty and fraudulent misrepresentation. The defendant claims to have over paid the Company $145,164.56 and seeks additional damages of not less than $300,000 with respect to each of its counterclaims. The Company intends to vigorously pursue its claim and vigorously defend the counterclaims asserted.

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of May 2009.

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