Form 10-Q
period 2009-06-30
CVD EQUIPMENT CORP
filed 2009-08-14
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009
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

Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No[ ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No[X]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,761,100 shares of Common Stock, $0.01 par value at August 10, 2009.

______________________________________________________________________________

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

Index

Part I - Financial Information

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

	June 30, 2009
	(Unaudited)	December 31, 2008*
ASSETS
Current Assets:
Cash and cash equivalents	$ 4,927,796	$ 5,721,369
Accounts receivable, net	2,185,808	2,642,670
Cost and estimated earnings in excess
of billings on uncompleted contracts	4,360,544	3,972,533
Inventories	3,156,637	3,292,316
Deferred income taxes – current	109,883	54,049
Other current assets	246,356	174,782

Total Current Assets	14,987,024	15,857,719

Property, plant and equipment, net	8,055,299	8,028,889

Deferred income taxes – non current	833,309	772,516

Other assets	483,959	541,404

Intangible assets, net	65,814	89,822

Total Assets	$ 24,425,405	$ 25,290,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$ 358,788	$ 348,521
Customer deposits and deferred revenue	3,566,634	3,588,155
Accounts payable and accrued expenses	1,340,089	1,982,436
Accrued professional fees – related party	50,000	90,053
	5,315,511	6,009,165
Long-term debt, net of current portion	3,953,450	4,135,632
Total liabilities	9,268,961	10,144,797

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock - $0.01 par value – 10,000,000 shares
authorized; issued and outstanding, 4,761,100 at
June 30, 2009 and 4,749,500 at December 31, 2008	47,611	47,495
Additional paid-in-capital	10,013,833	9,927,260
Retained earnings	5,095,000	5,170,798
Total Stockholders’ Equity	15,156,444	15,145,553

Total liabilities and stockholders’ equity	$ 24,425,405	$ 25,290,350

* Derived from audited financial statements for the year ended December 31, 2008 (see Form 10-K Annual Report filed on March 31, 2009 with the Securities and Exchange Commission).

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$ 3,442,457	$ 4,268,904	$ 7,427,198	$ 8,312,403

Cost of revenue	2,412,037	3,117,172	5,369,750	5,943,820
Gross profit	1,030,420	1,151,732	2,057,448	2,368,583
Operating expenses
Selling and shipping	194,610	203,902	361,574	385,433
General and administrative	784,942	878,190	1,729,783	1,897,843
Related party – professional fees	25,000	5,000	50,000	17,500
Total operating expenses	1,004,552	1,087,092	2,141,357	2,300,776

Operating income (loss)	25,868	64,640	(83,909)	67,807

Other income (expense)
Interest income	10,919	21,954	22,589	59,545
Interest expense	(62,228)	(63,557)	(126,983)	(104,441)
Other income	13,390	5,629	11,690	13,517
Total other (expense)	(37,919)	(35,974)	(92,704)	(31,379)

(Loss) income before income taxes	(12,051)	28,666	(176,613)	36,428

Income tax benefit (expense)	22,601	(21,492)	100,815	(10,050)

Net income (loss)	$ 10,550	$ 7,174	$ (75,798)	$ 26,378

Basic income (loss) per common share	$ 0.00	$ 0.00	$ (0.02)	$ 0.01
Diluted income (loss) per common share	$ 0.00	$ 0.00	$ (0.02)	$ 0.01
Weighted average common shares outstanding basic	4,761,100	4,733,500	4,760,203	4,732,758

Effect of potential common share issuance:
Stock options	47,612	31,778	---	33,008

Weighted average common shares outstanding diluted	4,808,712	4,765,278	4,760,203	4,765,766

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities
Net (loss) income	$ (75,798)	$ 26,378
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Stock-based compensation expense	86,690	137,893
Depreciation and amortization	294,978	250,042
Deferred tax benefit	(116,627)	(128,019)
Bad debt provision	(8,639)	17,397
Changes in operating assets and liabilities:
Accounts receivable	465,501	(745,795)
Cost and estimated earnings in excess of
billings on uncompleted contracts	(388,011)	(1,397,082)
Inventories	135,679	124,988
Other current assets	(71,573)	111,400
Customer deposits and deferred revenue	(21,521)	(47,444)
Accounts payable and accrued expenses	(682,400)	449,198
Net cash (used in) operating activities	(381,721)	(1,201,044)

Cash flows from investing activities:
Capital expenditures	(239,938)	(2,585,893)
Deposits	--	425,312
Net cash (used in) investing activities	(239,938)	(2,160,581)

Cash flows from financing activities:
Proceeds from loans	--	2,305,000
Payments of long-term debt	(171,914)	(906,910)
Net proceeds from stock options exercised	--	21,000
Net cash (used in) provided by financing activities	(171,914)	1,419,090

Net (decrease) in cash and cash equivalents	(793,573)	(1,942,535)

Cash and cash equivalents at beginning of period	5,721,369	5,110,447

Cash and cash equivalents at end of period	$ 4,927,796	$3,167,912

Supplemental disclosure of cash flow information
Income taxes paid	$ 5,000	$ 491,495
Interest paid	$ 126,982	$ 114,630

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:	BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and rule 8-03 of Regulation S-X. They do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

The balance sheet as of December 31, 2008 has been derived from the audited financial statements at such date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, including the accounting policies followed by the Company as set forth in Note 2 to the consolidated financial statements in the December 31, 2008 Form 10-K.

All material intercompany transactions have been eliminated in consolidation. In addition, certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

Subsequent events have been evaluated through August 14, 2009, the filing date of this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 removed the requirement of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), for an entity to consider, when determining the useful life of an intangible asset, whether the intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. This should lead to greater consistency between the useful life of recognized intangibles under SFAS 142 and the period of expected cash flows used to measure fair value of such assets under SFAS No. 141(R), Business Combinations. FSP FAS 142-3 is being applied prospectively beginning January 1, 2009. The adoption of this Statement has not had a material impact on our financial position, results of operations, or cash flows during the first six months ended June 30, 2009.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP FAS 141(R)-1”) to address some of the application issues under SFAS 141(R). FSP FAS 141(R)-1 deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability’s fair value on the date of acquisition can be determined. When the fair value can’t be determined, FSP FAS 141(R)-1 requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. FSP FAS 141(R)-1 was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of FSP FAS 141(R)-1 has not had a material impact on our financial position, results of operations, or cash flows during the first six months of 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of subsequent events that occurred after the balance sheet date but prior to the  issuance of  financial statements. SFAS 165 is effective for financial statements issued for interim or

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

fiscal years ending after June 15, 2009. The adoption of SFAS 165, effective June 2009, did not affect the consolidated financial position, results of operations or cash flows of the Company.

In June 2009, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The adoption of this SAB did not have a material impact on our financial position, results of operations or cash flows during the first six months of 2009

In June 2009, the FASB issued SFAS No. 168, TheFASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 . This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP beginning in the period ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it is not otherwise expected to have any impact on the Company’s consolidated financial statements

NOTE 3:	CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in certificates of deposit, treasury bills and money market instruments. At June 30, 2009, there was approximately $2,000,000 invested in money market instruments exceeding the amount insured by the federal government.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4:	UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)

Costs incurred on uncompleted contracts	$ 2,153,526	$4,956,874
Estimated earnings	5,103,260	4,068,641
	7,256,786	9,025,515
Billing to date	(2,896,242)	(5,052,982)
Cost and estimated earnings in excess of
Billings on uncompleted contracts	$ 4,360,544	$3,972,533

NOTE 5:	INVENTORIES

Inventories consist of:

	June 30, 2009	December 31, 2008
	(Unaudited)

Raw materials	$1,318,237	$ 1,396,960
Work-in process	1,656,997	1,713,953
Finished goods	181,403	181,403

	$3,156,637	$ 3,292,316

NOTE 6:	FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities as well as for non-financial assets and liabilities that are recognized or disclosed at fair value on a recurring basis in the financial statements. In accordance with (“FSP No. 157-2”), Effective Date of FASB Statement No. 157, FSP157-2, for all other non-financial assets and liabilities, SFAS 157 is effective for fiscal years  beginning  after  November 15, 2008.   In October 2008, the FASB issued Determining the Fair Value of a

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6:	FAIR VALUE MEASUREMENTS (continued)

Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”) that clarifies the application of SFAS 157 for financial assets in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.

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

The adoption of SFAS No. 157 for our non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis had no effect on our consolidated net income for the three and six months ended June 30, 2009.

The following table summarizes, for each major category of assets and liabilities, the respective fair value and the classification by level of input within the fair value hierarchy defined by SFAS 157:

		June 30, 2009				December 31, 2008
Description	Level (1)	Level (2)	Level (3)	Total	Level (1)	Level (2)	Level (3)	Total
Assets:
Cash equivalents	$ 3,126,393	$ ---	---	$ 3,126,393	$ 5,321,190	$ ---	---	$5,321,190

Total Assets	$ 3,126,393	$ ---	---	$ 3,126,393	$5,321,190	$ ---	---	$5,321,190

Liabilities	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---

Total Liabilities	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7:	ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivables are presented net of an allowance for doubtful accounts of $77,611 and $86,250, as of June 30, 2009 and December 31, 2008 respectively. The allowance is based on historical experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

NOTE 8:	LONG-TERM DEBT

On April 22, 2008, the Company entered into a three year Modified and Restated Revolving Credit Agreement (the “Agreement”) with Capital One, N.A. (the “Bank”) as successor to North Fork Bank, pursuant to which the Bank has agreed to make revolving loans to the Company of up to $5 million until May 1, 2011, at which time the Agreement will be subject to renewal. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR rate plus 2.00% or (ii) the Bank’s prime rate minus .25%. This Agreement contains certain financial and other covenants.Borrowings are collateralized by the Company’s assets.

The amount available under this facility was $1,032,000 as of June 30, 2009, as the Company has utilized $409,000 of this facility in the form of equipment term loans and an additional $3,559,000 is being held as collateral by the bank for an irrevocable stand-by letter of credit that was issued to a customer for that same amount as a result of the receipt of a deposit from the same customer. As of June 30, 2009, the Company is in compliance with the terms of the Agreement.

NOTE 9:	STOCK-BASED COMPENSATION EXPENSE

During the three and six months ended June 30, 2009 and June 30, 2008, the Company recorded as part of selling and general administrative expense, approximately $43,000 and $78,000 and $69,000 and $138,000 respectively for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of SFAS No. 123-R.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10:	INCOME TAXES

The income tax (benefit) provision for income taxes includes the following:

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Current:
Federal	$8,845	$100,199
State	6,967	37,870
Total Current Provision	15,812	138,069
Deferred:
Federal	(75,641)	(98,043)
State	(40,986)	(29,976)
Total deferred (benefit)	$(116,627)	$(128,019)
Income tax (benefit)	$(100,815)	$10,050

In 2006, the Company was required to change its accounting method for tax purposes from the completed contract method to the percentage of completion method. Under the provisions of the Internal Revenue Code, the Company elected to report the additional deferred revenue, for tax reporting purposes, of approximately $2,000,000 based on applicable provisions of the Internal Revenue Code.

NOTE 11:	EARNINGS PER SHARE

We have applied SFAS No. 128, “Earnings Per Share” in the calculation and presentation of earnings per share – “basic” and “diluted”. Basic earnings per share are computed by dividing net earnings available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period presented. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Stock options to purchase 441,000 shares of common stock were outstanding and 234,125 were exercisable during the three and six months ended June 30, 2008. Stock options to purchase 416,000 shares were outstanding and 301,000 were exercisable during the three and six months ended June 30, 2009. During the six months ended June 30, 2009, potentially dilutive shares of 42,700 were  not  included  in  the computation of diluted earnings  per  share  because  their  effects  would  have  been antidilutive.   These securities  may  be  dilutive  to  the  earnings  per  share  calculation  in  the  future.   During  the three-month and six-month periods

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11:	EARNINGS PER SHARE (continued)

ended June 30, 2009, options to purchase 313,000 shares of common stock (at prices ranging from $3.65 to $5.90 per share) were excluded from the computation of diluted earnings per share due to exercise prices that exceeded the average market price of our common stock for those periods. During the three-month and six-month periods ended June 30, 2008, options to purchase 345,000 shares of common stock (at prices ranging from $3.65 to $5.90 per share) were excluded from the computation of diluted earnings per share due to exercise prices that exceeded the average market price of our common stock for those periods.

The dilutive potential common shares on warrants and options is calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potential dilutive effect of the securities.

The following table sets forth our computation of basic and diluted net income per share:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss) used in calculation of basic and diluted earnings per share	$10,550	$7,174	$(75,798)	$26,378

Denominator:
Weighted-average common shares outstanding
Used in calculation of basic earnings per share	4,761,100	4,733,500	4,760,203	4,732,758
Effect of dilutive securities:
Stock options and equivalents	47,612	31,778	---	33,008
Weighted-average common shares used in
calculation of diluted earnings per share	4,808,712	4,765,278	4,760,203	4,765,766

Net (loss) income per share:
Basic	$0.00	$0.00	$(0.02)	$0.01
Diluted	$0.00	$0.00	$(0.02)	$0.01

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 12:	LEGAL PROCEEDINGS

In June 2008, the Company commenced an action against one of its customers and sought to recover approximately $154,000 for breach of contract, labor and services rendered for goods sold and delivered. As a result, the customer has answered and asserted counterclaims against the Company for breach of contract, breach of express warranty, breach of implied warranty and fraudulent misrepresentation. The customer claims to have overpaid the Company approximately $145,000 and seeks additional damages of not less than $300,000 with respect to each of its counterclaims. The Company is vigorously pursuing its claim and vigorously defending the counterclaims asserted.

As of June 30, 2009, the Company has recognized a loss contingency in the form an allowance for doubtful accounts against the trade receivable due from this customer. Beyond this allowance, the Company does not believe there are additional loss contingencies to be recorded.

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

Results of Operations

Three and Six Months Ended June 30, 2009 vs. Three and Six Months Ended June 30, 2008

Revenue

Revenue for the three and six months ended June 30, 2009 was approximately $3,442,000 and $7,427,000 respectively as compared to $4,269,000 and $8,312,000 respectively for the three and six months ended June 30, 2008, a decrease of 19.4% and 10.6% respectively. We attribute this decrease to continued delays or reductions in capital expenditures by potential customers as a result of current economic conditions.

Gross Profit

We generated gross profits of approximately $1,030,000 and $2,057,000 respectively for the three and six month period ended June 30, 2009 resulting in gross profit margins of 29.9 % and 27.7% respectively for the three and six month period ended June 30, 2009 as compared to gross profits of approximately $1,152,000 and $2,369,000 respectively for the three and six month period ended June 30, 2008 resulting in gross profit margins of 27.0% and 28.5% respectively for the three and six months ended June 30, 2008. The increase in gross margins during the three months ended June 30, 2009 was a result of reversing our efforts from increasing our engineering and production personnel to reducing personnel considered non-essential for future growth. We reduced our workforce during the three and six month period by 25 individuals or 17.0%.  However, we are still continuing the expansion of our Application Laboratory for new product development in the Alternative Energy, Solar, Nanomaterial and Semiconductor fields, as well as providing process development support and process start up assistance to our customers in these fields.

Selling, General and Administrative Expenses

Selling and shipping expenses for the three and six months ended June 30, 2009 and 2008 were approximately $195,000 and $362,000 respectively. This represented decreases of approximately 4.4% and 6.0% respectively, as compared to selling and shipping expenses of $204,000 and $385,000 respectively for the three and six months ended June 30, 2008.

We incurred approximately $810,000 of general and administrative expenses during the three months ended June 30, 2009, compared to the approximately $883,000 incurred during the three months ended June 30, 2008. This represents a decrease of 8.3% or approximately $73,000 which is primarily attributable to a reduction in costs associated with personnel.

We incurred approximately $1,780,000 of general and administrative expenses during the six months ended June 30, 2009, compared to approximately $1,915,000 of general and administrative expenses incurred in the six months ended June 30, 2008, representing a decrease of approximately $135,000 or 7.0%. During the six months ended June 30, 2008, we incurred additional workers’ compensation costs of $168,000 as result of a shortfall in a self-insured workers’ compensation trust fund, in which we were a member from January 2000 through March 2006. Those costs were incurred as a result of the findings of a forensic audit performed on the Manufacturing Industry Workers’ Compensation Self-Insurance Trust Fund (the “Fund”). We are no longer a member of the Fund. The Fund was established to enable the participating employers to self insure their workers’ compensation liability exposure as provided for under the Workers’ Compensation Laws of the State of New York. Under the terms of the agreement, we are jointly and severally liable for the expenses and obligations of the Fund and for the workers’ compensation liability of all participating employers incurred while we were a member. We were advised that certain adjustments were necessary to comply with New York State Workers’ Compensation Board regulatory guidelines for group self insurance trusts. The contributions previously charged have not been adequate to cover Fund expenses including future claims. As a result, we were advised that additional contributions of approximately $168,000 were required, which we expensed in full during the six months ended June 30, 2008. There may be additional contributions necessary as a result of any outstanding residual liability for any given contribution year. We are accruing an additional $5,000 per quarter for this potential liability based on our best estimate of anticipated future liabilities.

Operating Income

As a result of the foregoing factors, operating income was approximately $26,000 for the three months ended June 30, 2009 which represents a decrease of 60.0% compared to operating income of $65,000 for the three month period ended June 30, 2008.

We incurred an operating loss of approximately $84,000 for the six months ended June 30, 2009 compared to an operating profit of approximately $68,000 for the six months ended June 30, 2008.

Interest Expense, Net

Interest income for the three and six months ended June 30, 2009 was approximately $11,000 and $23,000 respectively, compared to approximately $23,000 and $60,000 for the three and six months ended June 30, 2008. This decrease is a result of investing cash in more conservative investments such as short-term treasury bonds and certificates of deposit, with lower returns than we previously received on money market funds. Interest expense for the three and six months ended June 30, 2009 was $62,000 and $127,000 respectively, compared to approximately $64,000 and $104,000 for the three and six months ended June 30, 2008. The primary source of this interest expense is from the mortgages on the three buildings that we own. The increase for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 is attributable to a full six months of interest expense in 2009 on the mortgage on the building we purchased in February, 2008. As a result of equipment purchases, we have utilized $409,000 of our credit facility with Capital One, N.A. and converted it into term loans.

Other Income

Other income during the three and six months ended June 30, 2009 was approximately $13,000 and $12,000 respectively, compared to approximately $6,000 and $14,000 respectively for the three and six months ended June 30, 2008. Other income is primarily comprised of the cash received by the Company when it sells excess scrap metal periodically throughout the year.

Income Taxes

For the six months ended June 30, 2009, we recorded a current income tax expense of approximately $16,000 that was reduced by the recognition of deferred tax benefits of approximately $117,000 which provided a net tax benefit for that period, compared to a current income tax expense $138,000 that was reduced by the recognition of the deferred tax benefits of approximately $128,000 which resulted in a net tax expense for the six months ended June 30, 2008.

Net (Loss)/Income

We reported net income of approximately $11,000 for the three month period ended June 30, 2009 compared to net income of approximately $7,000 for the same period in 2008.This increase was primarily attributable to the income tax benefit realized in the current three month period compared to the income tax expense incurred during the three month period ended June 30, 2008.

For the six months ended June 30, 2009, we reported a net loss of approximately $76,000 compared to net income of approximately $26,000 for the six months ended June 30, 2008. As previously mentioned, the net loss incurred for the current six month period is a result of decreased revenues attributable to delays or reductions in capital expenditures by potential customers as result of current economic conditions.

Liquidity and Capital Resources

As of June 30, 2009, we had aggregate working capital of approximately $9,672,000 and cash and cash equivalents of $4,928,000 compared to $9,849,000 and $5,721,000 respectively at December 31, 2008, a decrease of $177,000 and $793,000, respectively. The decrease in cash and cash equivalents was primarily the result of the satisfaction of accounts payable.

Accounts receivable, net as of June 30, 2009 was $2,186,000 compared to $2,643,000 as of December 31, 2008. This decrease is attributable to the timing of shipments and customer payments on balances outstanding.

As of June 30, 2009 our backlog was approximately $13,046,000, a decrease of $2,225,000, or 14.6%, compared to $15,271,000 at December 31, 2008. Timing for completion of the backlog varies depending on the product mix and can be as long as two years. Included in the backlog are all accepted purchase orders with the exception of those that are included in percentage-of-completion. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

We believe that based on our historical growth rate, our cash and cash equivalents position at June 30, 2009 and available credit facilities, that our funds at June 30, 2009 will be sufficient to meet our working capital and investment requirements for the next twelve months.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Report”). Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with our management, have determined that as of the end of the period covered by the Report, the disclosure controls and procedures were and are effective to provide reasonable assurance that information required  to  be  disclosed  by  us  in  the  reports  that  we  file  or  submit  under  the  Exchange  Act  is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

Changes in Internal Controls

There were no significant changes in our internal controls over financial reporting as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

In June 2008 we commenced an action against Akzo Nobel Polymer Chemicals LLC in the Supreme Court of the State of New York, Suffolk County. By that action, we sought to recover $154,161 for breach of contract, work labor and services rendered and goods sold and delivered. Subsequently, the defendant removed the action to the United States District Court for the Eastern District of New York (Dock No. CV-09-1066). We have moved in the Federal Court to remand the matter to State Court. That motion is undetermined. Meanwhile, the defendant has answered and asserted counterclaims against us for breach of contract, breach of express warranty, breach of implied warranty and fraudulent misrepresentation. The defendant claims to have over paid us $145,165 and seeks additional damages of not less than $300,000 with respect to each of its counterclaims. We are vigorously pursuing our claim and vigorously defending the counterclaims asserted.

Item 1A.	Risk Factors.
Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None.

Item 6.	Exhibits

(a)	Exhibits filed with this report:

31.1	Certification of Chief Executive Officer – pursuant to Rule 13a-14(a) of the Exchange Act.

31.2	Certification of Chief Financial Officer – pursuant to Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 2009.

CVD EQUIPMENT CORPORATION

By:/s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer
(Principal Executive Officer)

By:/s/ Glen R. Charles
Glen R. Charles
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350 *

32.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350 *

* Filed herewith