Form 10-Q
period 2009-11-14
CVD EQUIPMENT CORP
filed 2009-11-16
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    Yes ☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                         Yes ☐  No☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

  Large accelerated filer  ☐              Accelerated filer   ☐

  Non-accelerated filer    ☐                Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes       No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,761,100 shares of Common Stock, $0.01 par value at November 12, 2009.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

Index

Part I - Financial Information

PART I – FINANCIAL INFORMATION
Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	September 30, 2009	December 31, 2008*
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,775,353	$5,721,369
Accounts receivable, net	1,216,185	2,642,670
Cost and estimated earnings in excess of billings on uncompleted contracts	5,816,431	3,972,533
Inventories	3,275,057	3,292,316
Deferred income taxes – current	153,410	54,049
Other current assets	184,101	174,782

Total Current Assets	15,420,537	15,857,719

Property, plant and equipment, net	7,969,361	8,028,889

Deferred income taxes-non current	830,455	772,516

Other assets, net	447,195	541,404

Intangible assets, net	63,785	89,822

Total Assets	$24,731,333	$25,290,350

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities:
Current maturities of long-term debt	$306,887	$348,521
Customer deposits and deferred revenue	3,617,518	3,588,155
Accounts payable and accrued expenses	1,513,378	1,982,436
Accrued professional fees-related party	75,000	90,053
	5,512 783	6,009,165
Long-term debt, net of current portion	3,918,796	4,135,632
Total liabilities	9,431,579	10,144,797

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock-$0.01 par value-10,000,000 shares authorized; issued and outstanding, 4,761,100 at September 30, 2009 and 4,749,500 at December 31, 2008	47,611	47,495
Additional paid-in-capital	10,054,013	9,927,260
Retained earnings	5,198,130	5,170,798
Total Stockholders’ Equity	15,299,754	15,145,553
Total Liabilities and Stockholders’ Equity	$24,731,333	$25,290,350

* Derived from audited financial statements for the year ended December 31, 2008 (see Form 10-K Annual Report filed on March 31, 2009 with the Securities and Exchange Commission).

The accompanying notes are an integral part of these consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$3,556,782	$4,883,910	$10,983,980	$13,196,313

Cost of revenue	2,123,899	3,586,660	7,493,649	9,530,480

Gross profit	1,432,883	1,297,250	3,490,331	3,665,833

Operating expenses
Selling and shipping	163,474	156,584	525,048	542,017
General and Administrative	1,061,970	1,056,551	2,791,753	2,954,394
Related party- professional fees	25,000	15,000	75,000	32,500
Total operating expenses	1,250,444	1,228,135	3,391,801	3,528,911

Operating income	182,439	69,115	98,530	136,922

Other income (expense)
Interest income	6,246	20,572	28,835	80,117
Interest expense	(61,647)	(58,418)	(188,630)	(162,859)
Other income	10,403	156,556	22,093	170,073
Total other (expense)	(44,998)	118,710	(137,702)	87,331
Income (loss) before income taxes	137,441	187,825	(39,172)	224,253

Income tax (expense) benefit	(34,311)	(58,770)	66,504	(68,820)
Net income	$103,130	$129,055	$27,332	$155,433

Basic income per common share	$0.02	$0.03	$0.01	$0.03

Diluted income per common share	$0.02	$0.03	$0.01	$0.03

Weighted average common shares outstanding basic	4,761,100	4,734,717	4,760,503	4,733,416

Effect of potential common share issuance:
Stock options	45,846	50,463	43,787	36,647

Weighted average common shares outstanding diluted	4,806,946	4,785,180	4,804,290	4,770,063

The accompanying notes are an integral part of these consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$27,332	$155,433
Adjustments to reconcile net income to net cash (used in) operating activities
Stock-based compensation expense	126,868	258,040
Depreciation and amortization	437,354	386,753
Deferred tax benefit	(157,300)	(138,008)
Bad debt provision	(12,936)	19,910
Changes in operating assets and liabilities
Accounts receivable	1,439,422	(2,030,836)
Cost and estimated earnings in excess of billings on uncompleted contracts	(1,843,898)	(1,757,323)
Inventories	17,259	184,768
Other current assets	(9,319)	93,389
Other assets	856	50,000
Customer deposits and deferred revenue	29,363	148,880
Accounts payable and accrued expenses	(484,112)	571,480
Net cash (used in) operating activities	(429,111)	(2,057,514)

Cash flows from investing activities:
Capital expenditures	(258,435)	(2,948,267)
Deposits	---	425,312
Net cash (used in) investing activities	(258,435)	(2,522,955)

Cash flows from financing activities:
Proceeds from loans	---	2,645,000
Payments of long-term debt	(258,470)	(978,377)
Net proceeds from stock options exercised	---	21,000
Net cash (used in) provided by financing activities	(258,470)	1,687,623

Net (decrease) in cash and cash equivalents	(946,016)	(2,892,846)

Cash and cash equivalents at beginning of period	5,721,369	5,110,447

Cash and cash equivalents at end of period	$4,775,353	$2,217,601

Supplemental disclosure of cash flow information:
Income taxes paid	$62,975	$498,310
Interest paid	188,630	173,048

The accompanying notes are an integral part of these consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:                      BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. They do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending December 31, 2009.

The balance sheet as of December 31, 2008 has been derived from the audited financial statements at such date, but does not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, including the accounting policies followed by the Company as set forth in Note 2 to the consolidated financial statements in the December 31, 2008 Form 10-K.

All material intercompany transactions have been eliminated in consolidation. In addition, certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

Subsequent events have been evaluated through November 16, 2009, the filing date of this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements

In June 2009, Accounting Standards Update (“ASU”) No. 2009-01 amended the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles was issued as authoritative guidance which replaced the previous hierarchy of GAAP and establishes the FASB Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The FASB Accounting Standards Codification (the “ASC”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the ASC will become non-authoritative. This standard was effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company adopted the new guidelines and numbering system prescribed by the ASC for the period ended September 30, 2009, as required, and adoption did not have a material impact on the Company’s consolidated financial statements since the FASB Codification is not intended to change or alter existing GAAP.

In June 2009, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, ASC 805, Business Combinations, and ASC 810 Consolidation. The adoption of this SAB did not have a material impact on our financial position, results of operations or cash flows during the first nine months of 2009.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events (ASC 855), originally issued as SFAS No. 165, Subsequent Events, effective for interim and annual reporting periods ending after June 15, 2009. ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but prior to the issuance of financial statements. The adoption of ASC 855, effective June 2009, did not affect the financial statements of the Company.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2009, The FASB issued ASC 825, Financial Instruments, (ASC 825) originally issued as FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, ASC 825 requires disclosures about fair value of financial instruments for interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The adoption of ASC 825 did not have a significant impact on the Company’s financial statements.

The FASB issued ASC 820, Fair Value Measurements and Disclosures, (ASC 820) which affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC 820 during the first quarter of 2009. The adoption of ASC 820 did not affect the Company’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The foregoing new authoritative accounting guidance under ASC 820 will be effective for the Company’s financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

NOTE 3:                      CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in certificates of deposit, treasury bills and money market instruments. At September 30, 2009, there was approximately $1,900,000 invested in money market instruments exceeding the amount insured by the federal government.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4:                      UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)

Costs incurred on uncompleted contracts	$ 4,580,249	$4,956,874
Estimated earnings	4,646,374	4,068,641
	9,226,623	9,025,515
Billings to date	(3,410,192)	(5,052,982)
Cost and estimated earnings in excess of billings on uncompleted contracts	$ 5,816,431	$3,972,533
Costs incurred on uncompleted contracts	$ 4,580,249	$4,956,874

During the third quarter of 2009, management revised its estimated cost to complete and recognize revenue under one long-term contract.  The change in total estimated costs to complete the contract under the percentage of completion method was reduced from an original cost estimate of $4.6 million to a revised estimate of $3.5 million.  The change in estimated costs was prompted by reduced material costs due to management’s decision to change its sources of supply as well as certain efficiencies in labor.  Under the contract, the original gross profit margin was calculated at approximately 51% as compared to a revised gross profit margin of approximately 63%.

The contract is anticipated to be completed in 2010.  The following is a summary of the effect to the Company’s Consolidated Statements of Operations based on the change in estimate of the total costs to complete the long-term contract and the effect on Company earnings.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4:                      UNCOMPLETED CONTRACTS (continued)

	Three Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2009
	As Reported	**Pro Forma	Change	As Reported	** Pro Forma	Change
3rd Qtr Revenue	3,556,782	3,420,791	135,991
9 Mths Revenue				10,983,980	10,391,957	592,023
Cost of revenue	2,123,899	2,123,899	-	7,493,649	7,493,649	-
Gross profit	1,432,883	1,296,892	135,991	3,490,331	2,898,308	592,023
Operating income	182,439	46,448	135,991	98,530	(493,493)	592,023
Net income (loss)	103,130	1,088	102,043	27,332	(473,396)	500,728
Basic income (loss) per common share	0.02	0.00	0.02	0.01	(0.10)	0.11
Diluted income (loss) per common share	0.02	0.00	0.02	0.01	(0.10)	0.11
Weighted average common shares outstanding basic	4,761,100	4,761,100		4,760,503	4,760,503
Weighted average common shares outstanding diluted	4,806,946	4,806,946		4,804,290	4,804,290

**The pro forma columns assume the change in estimate did not take place.

NOTE 5:                      INVENTORIES

Inventories consist of:

	September 30, 2009	December 31, 2008
	(Unaudited)

Raw materials	$1,681,988	$ 1,396,960
Work-in-process	1,373,595	1,713,953
Finished goods	219,474	181,403

	$3,275,057	$ 3,292,316

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6:                      FAIR VALUE MEASUREMENTS (continued)

On January 1, 2009, we implemented new accounting guidance, ASC 820, Fair Value Measurements and Disclosures, on a prospective basis for our non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The new guidance requires that we determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy and describes three levels of inputs that may be used to measure fair value as follows:

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

This accounting guidance for our non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis had no effect on our consolidated net income for the three and nine months ended September 30, 2009.

The following table summarizes, for each major category of assets and liabilities, the respective fair value and the classification by level of input within the fair value hierarchy.

	September 30, 2009								December 31, 2008
(Unaudited)
Description	Level (1)		Level (2)		Level (3)		Total		Level (1)		Level (2)		Level (3)		Total
Assets:
Cash equivalents		$2,932,955	$	---		---		$2,932,955		$5,321,190	$	---		---		$5,321,190

Total Liabilities	$	---	$	---	$	---	$	---	$	---	$	---	$	---	$	---

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7:                      ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are presented net of an allowance for doubtful accounts of $73,314 and $86,250 as of September 30, 2009 and December 31, 2008 respectively. The allowance is based on historical experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

NOTE 8:                      LONG-TERM DEBT

On April 22, 2008, the Company entered into a three year Modified and Restated Revolving Credit Agreement (the “Agreement”) with Capital One, N.A. (the “Bank”) as successor to North Fork Bank, pursuant to which the Bank has agreed to make revolving loans to the Company of up to $5 million until May 1, 2011, at which time the Agreement will be subject to renewal. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR rate plus 2.00% or (ii) the Bank’s prime rate minus .25%. This Agreement contains certain financial and other covenants. Borrowings are collateralized by the Company’s assets.

The amount available under this facility was $1,059,000 as of September 30, 2009, as the Company has utilized $382,000 of this facility in the form of equipment term loans and an additional $3,559,000 is being held as collateral by the bank for an irrevocable stand-by letter of credit that was issued to a customer for that same amount as a result of the receipt of a deposit from the same customer. As of September 30, 2009, the Company is in compliance with the terms of the Agreement.

NOTE 9:                      STOCK-BASED COMPENSATION EXPENSE

During the three months ended September 30, 2009 and September 30, 2008, as per ASC 718, Stock Compensation, the Company recorded as part of selling and general administrative expense, approximately $40,000 and $120,000 respectively for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments. For the nine months ended September 30, 2009 and September 30, 2008 the Company recorded $127,000 and $258,000 respectively for those same costs.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10:                      INCOME TAXES

The income tax benefit (provision) for income taxes includes the following:

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Current:
Federal	$(73,561)	$(153,673)
State	(17,235)	(53,154)
Total Current (Provision)	(90,796)	(206,827)
Deferred:
Federal	131,368	137,436
State	25,932	571
Total Deferred Benefit	$157,300	$138,007
Income tax Benefit (Provision)	$66,504	$(68,820)

In 2006, the Company was required to change its accounting method for tax purposes from the completed contract method to the percentage of completion method. Under the provisions of the Internal Revenue Code, the Company elected to report the additional deferred revenue, for tax reporting purposes, of approximately $2,000,000 based on applicable provisions of the Internal Revenue Code.

We calculate our current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in corporate income tax returns filed with federal and state taxing jurisdictions. Adjustments for differences between our tax provisions and tax returns are recorded when identified which, is generally in the second or third quarter of our subsequent reporting period.   During the third quarter of 2009, we reflected net adjustments upon filing our income tax returns of approximately $55,000 comprised primarily of adjustments to loss carryforwards, tax credits and changes in the book to tax depreciable basis of long-lived assets.

NOTE 11:                      EARNINGS PER SHARE

As per ASC 260, Earnings Per Share, basic earnings per share are computed by dividing net earnings available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period presented. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11:                      EARNINGS PER SHARE (continued)

Stock options to purchase 441,000 shares of common stock were outstanding and 265,375 were exercisable during the three and nine months ended September 30, 2008. Stock options to purchase 416,000 shares were outstanding and 311,000 were exercisable during the three and nine months ended September 30, 2009. These securities may be dilutive to the earnings per share calculation in the future. During the three-month and nine-month periods ended September 30, 2009, options to purchase 313,000 shares of common stock (at prices ranging from $3.65 to $5.90 per share) were excluded from the computation of diluted earnings per share due to exercise prices that exceeded the average market price of our common stock for those periods. During the three-month and nine-month periods ended September 30, 2008, options to purchase 345,000 shares of common stock (at prices ranging from $3.65 to $5.90 per share) were excluded from the computation of diluted earnings per share due to exercise prices that exceeded the average market price of our common stock for those periods.

The dilutive potential common shares on warrants and options is calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potential dilutive effect of the securities.

The following table sets forth our computation of basic and diluted net income per share:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Numerator:
Net income used in calculation of basic and diluted earnings per share	$103,130	$129,055	$27,332	$155,433

Denominator:
Weighted-average common shares outstanding
Used in calculation of basic earnings per share	4,761,100	4,734,717	4,760,503	4,733,416
Effect of dilutive securities:
Stock options and equivalents	45,846	50,463	43,787	36,647
Weighted-average common shares used in calculation of diluted
earnings per share	4,806,946	4,785,180	4,804,290	4,770,063

Net income per share:
Basic	$0.02	$0.03	$0.01	$0.03
Diluted	$0.02	$0.03	$0.01	$0.03

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12:                      LEGAL PROCEEDINGS

In June 2008 the Company commenced an action against a third party in the Supreme Court of the State of New York, Suffolk County. By that action, the Company sought to recover $154,161 for manufacturing engineering services and system fabrication; spare parts; and reimbursable expenses. Subsequently, the defendant removed the action to the United States District Court for the Eastern District of New York. The Company has moved in the Federal Court to remand the matter to State Court. That motion is undetermined. Meanwhile, the defendant has answered and asserted counterclaims against the Company for breach of contract, breach of express warranty, breach of implied warranty and fraudulent misrepresentation. The defendant claims to have over paid the Company $145,165 and seeks additional damages of not less than $300,000 with respect to each of its counterclaims.  The Company is vigorously pursuing its claim and vigorously defending the counterclaims asserted.

As of September 30, 2009, the Company has recognized a loss contingency in the form an allowance for doubtful accounts against the trade receivable due from this customer. Beyond this allowance, the Company does not believe there are additional loss contingencies to be recorded.

Note 13:                      SEGMENT REPORTING

The Company operates through (3) segments, CVD, SDC and Conceptronic. The CVD division is utilized for silicon, silicon germanium, silicon carbide and gallium arsenide processes.  SDC is the Company’s ultra-high purity manufacturing division in Saugerties, New York.  Conceptronic is a manufacturer of Surface Mount Technology equipment. The respective accounting policies of CVD, SDC and Conceptronic are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based on several factors, of which the primary financial measure is income or (loss) before taxes.

There was no material change in Total Assets for any of the three segments as compared to the Company’s most recent annual reporting period.

As per ASC 280, Segment Reporting, the following table presents certain information regarding the Company’s segments for the nine months ended September 30, 2009 and 2008 as follows:

2009	CVD	SDC	Conceptronic	Eliminations*	Consolidated
Revenue	$8,490,954	$2,191,730	$697,651	$(396,355)	$10,983,980
Pretax earnings	471,546	(303,604)	(207,114)		(39,172)
2008
Revenue	$8,087,216	$3,583,107	$2,068,886	$(542,896)	$13,196,313
Pretax earnings	243,028	242,459	(261,234)		224,253

*All elimination entries represent intersegment revenues eliminated in consolidation for external financial reporting.

Item 2.                        Management’s Discussion and Analysis or Plan of Operation.

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors and risks that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: competition in the Company’s existing and potential future product lines of business; the Company’s ability to obtain financing on acceptable terms if and when needed; uncertainty as to the Company’s future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the Company. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.  The foward-looking statements contained herein are also subject generally to other risks and uncretainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

Results of Operations

Three and Nine Months Ended September 30, 2009 vs. Three and Nine Months Ended September 30, 2008

Revenue

Revenue for the three and nine months ended September 30, 2009 was approximately $3,557,000 and $10,984,000 respectively as compared to $4,884,000 and $13,196,000 respectively for the three and nine months ended September 30, 2008, a decrease of 27.2% and 16.8% respectively. We attribute this decrease to continued delays or reductions in capital expenditures by potential customers as a result of current economic conditions.

Gross Profit

We generated gross profits of approximately $1,433,000 and $3,490,000 respectively for the three and nine month periods ended September 30, 2009 resulting in gross profit margins of 40.3% and 31.8% respectively for those same periods. This compares to gross profits of approximately $1,297,000 and $3,666,000 respectively for the three and nine month periods ended September 30, 2008 resulting in gross profit margins of 26.6% and 27.8% respectively for those same periods.

During the third quarter of 2009, we revised our estimated cost to complete and recognize revenue under one long-term contract.  The change in total estimated costs to complete the contract under the percentage of completion method was reduced from an original cost estimate of $4.6 million to a revised estimate of $3.5 million.  The change in estimated costs was prompted by reduced material costs due to our decision to change supply sources as well as certain efficiencies in labor.  Under the contract, the original gross profit margin was calculated at approximately 51% as compared to a revised gross profit margin of approximately 63%.

The contract is anticipated to be completed in 2010.  The following is a summary of the effect to our Consolidated Statements of Operations based on the change in estimate of the total costs to complete the long-term contract and the effect on our earnings.

	Three Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2009
	As Reported	**Pro Forma	Change	As Reported	**Pro Forma	Change
3rd Qtr Revenue	3,556,782	3,420,791	135,991
9 Mths Revenue				10,983,980	10,391,957	592,023
Cost of revenue	2,123,899	2,123,899	-	7,493,649	7,493,649	-
Gross profit	1,432,883	1,296,892	135,991	3,490,331	2,898,308	592,023
Operating income	182,439	46,448	135,991	98,530	(493,493)	592,023
Net income (loss)	103,130	1,088	102,043	27,332	(473,396)	500,728
Basic income (loss) per common share	0.02	0.00	0.02	0.01	(0.10)	0.11
Diluted income (loss) per common share	0.02	0.00	0.02	0.01	(0.10)	0.11
Weighted average common shares outstanding basic	4,761,100	4,761,100		4,760,503	4,760,503
Weighted average common shares outstanding diluted	4,806,946	4,806,946		4,804,290	4,804,290

**The pro forma columns assume the change in estimate did not take place.

Additionally, our increased gross profit margins for the current three month period can be attributed to the reduction of our workforce which was considered non-essential for future growth. As of September 30, 2009, our workforce consists of 26 individuals less or 17.0% less than our workforce at September 30, 2008. This has resulted in savings of approximately $330,000 for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

We are still, however, continuing the expansion of our Application Laboratory for new product development in the Alternative Energy, Solar, Nanomaterial and Semiconductor fields, as well as to provide process development support and process start up assistance to our customers in these fields.

Selling, General and Administrative Expenses

Selling and shipping expenses for the three and nine months ended September 30, 2009 were approximately $163,000 and $525,000 respectively. Selling and shipping expenses were $157,000 and $542,000 respectively for the three and nine months ended September 30, 2008.  This represented an increase of 3.8% for the current three months as a result of a new hire, Michael Gray, our Vice President of Sales and Marketing during the period. The 3.1% decrease for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 is principally attributable to a reduction in shipping charges.

We incurred approximately $1,087,000 of general and administrative expenses during the three months ended September 30, 2009, compared to the approximately $1,072,000 incurred during the three months ended September 30, 2008. This represents an increase of 1.4% or approximately $15,000.

We incurred approximately $2,867,000 of general and administrative expenses during the nine months ended September 30, 2009, compared to approximately $2,987,000 of general and administrative expenses incurred in the nine months ended September 30, 2008, representing a decrease of approximately $120,000 or 4.0%. This decline was comprised mainly of additional workers’ compensation costs of $168,000 incurred during the first nine months of 2008, as result of a shortfall in a self-insured workers’ compensation trust fund, in which we were a member from January 2000 through March 2006. Those costs were incurred as a result of the findings of a forensic audit performed on the Manufacturing Industry Workers’ Compensation Self-Insurance Trust Fund (the “Fund”). We are no longer a member of the Fund. The Fund was established to enable the participating employers to self insure their workers’ compensation liability exposure as provided for under the Workers’ Compensation Laws of the State of New York. Under the terms of the agreement, we are jointly and severally liable for the expenses and obligations of the Fund and for the workers’ compensation liability of all participating employers incurred while we were a member. We were advised that certain adjustments were necessary to comply with New York State Workers’ Compensation Board regulatory guidelines for group self insurance trusts. The contributions previously charged have not been adequate to cover Fund expenses including future claims. As a result, we were advised that additional contributions of approximately $168,000 were required, which we expensed in full during the nine months ended September 30, 2008. There may be additional contributions necessary as a result of any outstanding residual liability for any given contribution year. We are accruing an additional $5,000 per quarter for this potential liability based on our best estimate of anticipated future liabilities.

Operating Income

As a result of the foregoing factors, operating income was approximately $182,000 for the three months ended September 30, 2009, which represents an increase of 163.8% compared to operating income of $69,000 for the three month period ended September 30, 2008. This increase can be primarily attributable to the revised estimated cost to complete and recognize revenue under a long-term contract as previously discussed. For the nine months ended September 30, 2009 our operating income was approximately $99,000 compared to approximately $137,000 for the nine months ended September 30, 2008 a decrease of 27.7%. This is primarily a result of the decrease in revenue attributed to continued delays or reductions in capital expenditures by potential customers as a result of current economic conditions.

Interest Expense, Net

Interest income for the three and nine months ended September 30, 2009 was approximately $6,000 and $29,000 respectively, compared to approximately $21,000 and $80,000 for the three and nine months ended September 30, 2008. This decrease is a result both a reduction in available cash as well as investing cash in more conservative investments such as short-term treasury bonds and certificates of deposit, with lower returns than we previously received on money market funds. Interest expense for the three and nine months ended September 30, 2009 was $62,000 and $189,000 respectively, compared to approximately $58,000 and $163,000 for the three and nine months ended September 30, 2008. The primary source of this interest expense is from the mortgages on the three buildings that we own. The increase for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 is attributable to a full nine months of interest expense in 2009 on the mortgage on the building we purchased in February, 2008. As a result of equipment purchases, we have utilized $382,000 of our credit facility with Capital One, N.A. and converted it into term loans.

Other Income

Other income during the three and nine months ended September 30, 2009 was approximately $10,000 and $22,000 respectively, compared to approximately $157,000 and $170,000 respectively for the three and nine months ended September 30, 2008. Other income is primarily comprised of the cash received when selling excess scrap metal throughout the year.

Income Taxes

For the nine months ended September 30, 2009, we recorded a current income tax expense of approximately $91,000 that was reduced by the recognition of deferred tax benefits of approximately $157,000 which provided a net tax benefit of $66,000 for that period, compared to a current income tax expense of $207,000 that was reduced by the recognition of the deferred tax benefits of approximately $138,000 which resulted in a net tax expense of approximately $69,000 for the nine months ended September 30, 2008.

Net Income

We reported net income of approximately $103,000 and $27,000 for the three and nine month periods ended September 30, 2009 compared to net income of approximately $129,000 and $155,000 respectively for the three and nine months ended September 30, 2008. As previously mentioned, this decrease in net income is a result of decreased revenues attributable to delays or reductions in capital expenditures by potential customers as result of current economic conditions.

Liquidity and Capital Resources

As of September 30, 2009, we had aggregate working capital of approximately $9,908,000 and cash and cash equivalents of $4,775,000 compared to $9,849,000 and $5,721,000 respectively at December 31, 2008, an increase in working capital of $59,000 and a decrease in cash and cash equivalents of $946,000, respectively. The decrease in cash and cash equivalents was primarily the result of the funding for partially completed projects, purchases of capital equipment and the reduction of long-term debt.

Accounts receivable, net as of September 30, 2009 was $1,216,000 compared to $2,643,000 as of December 31, 2008. This decrease is attributable to the timing of shipments and customer payments on balances outstanding.

As of September 30, 2009 our backlog was approximately $11,881,000, a decrease of $3,390,000, or 22.2%, compared to $15,271,000 at December 31, 2008. Additionally, timing for completion of the backlog varies depending on the product mix and can be as long as two years. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

We believe that based on our historical growth rate, our cash and cash equivalents position at September 30, 2009 and available credit facilities, that our funds at September 30, 2009 will be sufficient to meet our working capital and investment requirements for the next twelve months.

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

Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with our management have determined that as of the end of the period covered by the Report, the disclosure controls and procedures were and are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

Changes in Internal Controls

There were no changes in our internal controls over financial reporting as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

CVD EQUIPMENT CORPORATION

PART II

OTHER INFORMATION

Item 1.                 Legal Proceedings.

In June 2008 we commenced an action against a third party in the Supreme Court of the State of New York, Suffolk County. By that action, we sought to recover $154,161 for manufacturing engineering services and system fabrication; spare parts; and reimbursable expenses. Subsequently, the defendant removed the action to the United States District Court for the Eastern District of New York. We have moved in the Federal Court to remand the matter to State Court. That motion is undetermined. Meanwhile, the defendant has answered and asserted counterclaims against us for breach of contract, breach of express warranty, breach of implied warranty and fraudulent misrepresentation. The defendant claims to have over paid us $145,165 and seeks additional damages of not less than $300,000 with respect to each of its counterclaims.  We are vigorously pursuing our claim and vigorously defending the counterclaims asserted.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of November 2009.

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