Form 10-K
period 2009-12-31
CVD EQUIPMENT CORP
filed 2010-03-31
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2009
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
(Address including zip code of registrant’s Principal Executive Offices)
(631) 981-7081 (Issuer’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par value $0.01	NASDAQ Capital Market

Securities registered under Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “ smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $9,248,873 at June 30, 2009.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 4,765,950 shares of Common Stock, $0.01 par value at March 25, 2010.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months/or for such shorter period that the registrant was required to submit and post such files.	Yes ☐ No ☐
DOCUMENTS INCORPORATED BY REFERENCE None.

PART I

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Report on Form 10-K contains forward–looking statements within the meaning of the U.S.  Private Securities Litigation Reform Act of 1995, as amended.  These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements.  Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to: competition in our existing and potential future product lines of business; our ability to obtain financing on acceptable terms if and when needed; uncertainty as to our future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the Company.  Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected.  We assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

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

Based on more than 27 years of experience, we use our engineering, manufacturing and process development to transform our customers’ proprietary technology into leading-edge manufacturing solutions.  This enables university, research and industrial scientists at the cutting edge of technology to develop next generation solar, nano, LEDs, semiconductors and other electronic components.  We also develop and manufacture research and production equipment based on our proprietary designs.  We have built a significant library of design expertise, know-how and innovative solutions to assist our customers in developing these intricate processes and to accelerate their commercialization.  This library of solutions, along with our vertically integrated manufacturing facilities, allows us to provide superior design, process and manufacturing solutions to our customers on a cost effective basis.

In the fourth quarter of 2006, we began to implement a strategy to target opportunities in the research and development and production equipment market, with a focus on higher-growth applications such as solar and smart glass coatings, carbon nanotubes, nanowires, MEMS and LEDs.  To expand our penetration into these growth markets, we started to introduce a line of proprietary standard products and systems. Historically, we manufactured products on a custom one-at-a-time basis to meet an individual customer’s specific research requirements.  Our new proprietary systems leverage the technological expertise that we have developed through designing these custom systems onto a standardized basic core.  This core is easily adapted through a broad array of available add-on options to meet the diverse product and budgetary requirements of the research community.  By manufacturing the basic core of these systems in higher volumes, we are able to reduce both the cost and delivery time for our systems.  These systems, which we market and sell under the “EasyTube” product line, are sold to researchers at universities, research laboratories, and startup companies in the United States and throughout the world.  In addition, we are focusing on developing and marketing proprietary solutions for high volume production equipment in the photovoltaic energy generation and passive energy saving (smart glass) markets.

Sales of our proprietary standard, custom systems and process solutions have been driven by building on the success of our installed customer base, which includes several Fortune 500 companies.  Historically, revenues have grown primarily through sales to existing customers with additional capacity needs or new requirements, as well as to new customers.  However, with the recent addition of proprietary solutions and our expanded focus on “accelerating the commercialization of tomorrow’s technologies” we are now also developing an additional customer base.  We have generally gained new customers through word of mouth, the movement of personnel from one company to another, limited print advertising and trade show attendance.  We are now also gaining new customers by awareness of our company in the marketplace with results from our Application Laboratory, partnerships with startup companies, increased participation in trade shows and expanded internet advertising.

The core competencies we have developed in equipment and software design, as well as in systems manufacturing and process solutions, are used to engineer our finished products and to accelerate the commercialization path of our customer base.  Our proprietary Windows-based, real-time, software application allows for rapid configuration, and provides our customers with powerful tools to understand, optimize and repeatedly control their processes.  Our vertically integrated structure allows us to control the manufacturing process, from bringing raw metal and components into our manufacturing facilities to shipping out finished products.  These factors significantly reduce cost, improve quality and reduce the time it takes from customer order to shipment of our products.  Our recently expanded Application Laboratory allows selected customers to bring up their process tools in our Application Laboratory and to work together with our scientists and engineers to optimize process performance.

We conduct our operations through three divisions: (1) CVD, which includes our First Nano product line (“CVD/First Nano”); (2) Stainless Design Concept (“SDC”); and (3) Conceptronic, including the Research International product line (“Conceptronic/Research”). Each division operates on a day-to-day basis with its own operating manager while product development, sales and administration are managed at the corporate level.

Operating Divisions

CVD/First Nano is a supplier of state-of-the-art chemical vapor deposition systems for use in the research, development and manufacturing of semiconductors, LEDs, carbon nanotubes, nanowires, solar cells and a number of industrial applications.  We utilize our expertise in the design and manufacture of chemical vapor deposition systems to work with laboratory scientists to bring state-of-the-art processes from the research laboratory into production, as well as to provide production equipment and process solutions based on our designs.  CVD/First Nano also operates our Application Laboratory in a separate building where our personnel interact effectively with the scientists and engineers of our customer base.

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

Atmospheric Pressure Chemical Vapor Deposition Systems (“APCVD”).  We currently have two patents pending for a proprietary smart glass coating system family which are being marketed under the trademark “CVDgCoat™” and are being developed for On-Line use with a float glass system, and Off-Line use to manufacture Low-E glass for energy efficient windows and  transparent conductive oxide coatings (“TCO”) for solar cell manufacturing.  System pricing including CVDgCoat™ technology can exceed $10,000,000.

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

For the twelve months ended December 31, 2009 approximately 14% of our revenues were generated from foreign exports compared to 23% for the twelve months ended December 31, 2008.  Revenue to a single customer in any one year can exceed 10.0% of our total sales; however, we are not dependent on any single customer.  In fiscal year 2009, one customer represented 9.2%, another customer represented 8.8% and each of two customers represented 5.3% and 5.2% of our annual revenues. In fiscal year 2008, one customer represented 7.3% and each of two customers represented 5.7% and 5.0% of our annual revenues.

Warranties

We warrant our equipment for a period of twelve to twenty four months after shipment, depending on the product, and pass along any warranties from original manufacturers of components used in our products.  We provide for our own equipment servicing with in-house field service personnel.  Warranty costs, including those incurred in fiscal years 2009 and 2008, have been historically insignificant and expensed as incurred.

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

CVD/First Nano competes primarily with in-house design and engineering personnel at research and university laboratories with the capacity to design and build their own equipment internally. Due to budgetary and funding constraints, many of these customers are extremely price sensitive. CVD/First Nano also competes with companies that have substantially greater financial, marketing and other resources to develop new products and support customers worldwide, as well as smaller competitors.  We believe that our systems are among the most advanced available for the targeted market space.

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

Sources of Supply

We do not manufacture many components used in producing our products.  Most of these components are purchased from unrelated suppliers.  We have some OEM supply contracts covering a selection of these components, although we are not dependent on a principal or major supplier and alternate suppliers are available.  Subject to lead times, the components and raw materials we use in manufacturing our products are readily obtainable.

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

Backlog

As of December 31, 2009 our order backlog was approximately $2,549,000 compared to approximately $15,271,000 at December 31, 2008, a decrease of $12,722,000 or 83.3%. The decrease is primarily attributed to the terminated contract with a customer which was included in our backlog at December 31, 2008. (See Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations). The timing for completion of the backlog varies depending on the product mix and can be as long as two years.  Included in the backlog are all accepted purchase orders with the exception of those that are included in our percentage-of-completion.  Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

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

The amount spent on research and development was approximately $757,000 for the year ended December 31, 2009 (7.2% of revenue) and $700,000 for the year ending December 31, 2008 (3.9% of revenue).

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

Employees

At December 31, 2009 we had 124 employees, 122 of which were full time personnel and 2 were part time.  We had 59 people in manufacturing, 37 in engineering (including research and development and efforts related to product improvement) 4 in field service, 6 in sales and marketing and 18 in general management and administration.

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

Our SDC division operates out of a 22,000 square foot manufacturing facility situated on five acres of land which we purchased in December 1998 and is located at 1117 Kings Highway, Saugerties, New York.  The property was purchased from Kidco Realty Corp.  The purchase price for the property was $1,400,000.  We financed $900,000 of the purchase price.  On June 30, 2008, we entered into a consolidation, Extension and Modification Agreement and Consolidated and Restated Mortgage note each with Capital One, N.A.  The agreement consolidated various notes and mortgages into a single note in the principal sum of $805,000 of which approximately $17,000 represented additional borrowings incurred by the Company.  Principal and interest payments are made in 119 equal consecutive monthly installments of $5,903.27, with a final balloon payment being due on July 1, 2018 equal to the remaining unpaid principal on the maturity date.  The principal sum bears interest at a fixed annual rate of 6.2%.1

The Application Laboratory operates out of a 13,300 square foot facility located at 979 Marconi Avenue, Ronkonkoma, NY 11779 that was purchased from HPG Realty Co., LLC.  The total purchase price for the property was $2,015,000.  We financed approximately $1,500,000 of the purchase price.  The financing consists of two loans secured by mortgages, both of which are held by Capital One, N.A.  Payments upon each of the mortgages are based upon a 20-year amortization schedule, with a 10-year balloon.  Interest on the $1 million mortgage is fixed at a rate of 5.67% for 10 years.  Interest on the $500,000 mortgage is fixed at a rate of 3.67% for the first four years and will be adjusted for the 6 year period beginning March 1, 2012 to 200 basis points above the weekly average yield on U.S.  Treasury Securities adjusted to a constant maturity of 6 years, until maturity on March 1, 2018.

Item 3.                                Legal Proceedings.

On September 18, 2007 a settlement was reached between us and PrecisionFlow Technologies, Inc. of the pending litigation. Under the terms of the settlement, all claims and counterclaims asserted by the parties in previously filed lawsuits were discontinued in consideration of which we will receive payments totaling $541,600 to be paid over a specific timetable as defined. As of December 31, 2009, we have received $458,300.

In June 2008, we commenced an action against a third party in the Supreme Court of the State of New York, Suffolk County. By that action, we sought to recover $154,161 for manufacturing engineering services and system fabrication; spare parts; and reimbursable expenses. Subsequently, the defendant removed the action to the United States District Court for the Eastern District of New York. Once in Federal Court, the customer asserted various counterclaims. A settlement of the actions was agreed to in late 2009 and executed in February 2010.

On January 26, 2010 we commenced an action against Taiwan Glass Industrial Corp. and Mizuho Corporate Bank in the United States District Court for the Southern District of New York. By that action, we seek monetary damages ($5,816,000) for breach of contract against Taiwan Glass Industrial Corp. and against Mizuho Corporate Bank for failing to pay the second installment on a letter of credit issued by Mizuho Corporate Bank on behalf of TG calling for payment of drafts presented upon shipment of the equipment. The contract was breached by the customer’s failure to accept and pay for the specially manufactured equipment shipped on November 27, 2009. Under the terms of the contract, we believe the customer improperly rejected the equipment. Mizuho Corporate Bank has denied the allegations and Taiwan Glass Industrial Corp. has not yet responded to our complaint, but it has claimed that we must pay them $3,564,000 for alleged breach of contract. We are vigorously pursuing our claims.

Item 4.                      (Removed and Reserved)

PART II

Item 5.                                Market for Registrant’s Common Equity and Related Stockholder Matters.

  The following table sets forth, for the periods indicated, the high and low closing prices of our common stock on The NASDAQ Capital Market.

	High	Low
Year Ended December 31, 2009:
1st Quarter………………………	$3.49	$2.35
2nd Quarter………………………	4.42	2.66
3rd Quarter………………………	4.34	3.15
4th Quarter………………………	4.95	3.32

	High	Low
Year Ended December 31, 2008:
1st Quarter………………………	$3.96	$3.08
2nd Quarter………………………	3.89	2.80
3rd Quarter………………………	4.75	3.15
4th Quarter………………………	3.65	2.19

As of March 24, 2010, there were approximately 76 holders of record and approximately 757 beneficial owners of our common stock, and the closing sales price of our common stock as reported on the NASDAQ Capital Market was $3.35.

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

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders	416,000	$ 3.50	836,925
Total	416,000	$3.50	836,925
_________________________

(1)       Reflects aggregate options and restricted stock awards outstanding under our 1989 Key employee stock Option Plan, 2001 Stock Option Plan and 2007 Share Incentive Plan.

(2)       Calculation is exclusive of the value of any unvested restricted stock awards.

Recent Sales Of Unregistered Securities

During the year ended December 31, 2009, we granted to our five independent directors an aggregate 12,325 shares of restricted common stock pursuant to the 2007 Share Incentive Plan with an aggregated value of $42,521.

Issuer Purchases Of Equity Securities

None.

Item  6.                      Selected Financial Data.

Note applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward  looking statements as a result of a variety of factors discussed in this report and those discussed in other documents we file with the SEC. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this report. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

We design, develop and manufacture customized state-of-the-art equipment and process solutions used to develop and manufacture solar, nano and advanced electronic components, materials and coatings for research and industrial applications with the focus on enabling tomorrow’s technologies TM.  We offer a broad range of chemical vapor deposition, gas control and other equipment that is used by our customers to research, design and manufacture semi-conductors, solar cells, smart glass, carbon nanotubes, nanowires, LEDs and MEMS, and industrial coatings, as well as equipment for surface mounting of components onto printed circuit boards.  Through our Application Laboratory, we provide process development support and process startup assistance. Our proprietary products are generally customized to meet the particular specifications of individual customers and to accelerate the commercialization of their proprietary intellectual property.  We also offer a number of standardized products that are based on the expertise and know-how we have developed in designing and manufacturing our customized products.

Based on more than 27 years of experience, we use our engineering, manufacturing and process development to transform our customers’ proprietary technology into leading-edge manufacturing solutions. This enables university, research and industrial scientists at the cutting edge of technology to develop next generation solar, nano, LEDs, semiconductors and other electronic components. We also develop and manufacture research and production equipment based on our proprietary designs. We have built a significant library of design expertise, know-how and innovative solutions to assist our customers in developing these intricate processes and to accelerate their commercialization. This library of solutions, along with our vertically integrated manufacturing facilities, allows us to provide superior design, process and manufacturing solutions to our customers on a cost effective basis.

Results of Operations

Revenue

Revenue for the year ended December 31, 2009 was approximately $10,575,000 compared to approximately $18,147,000 for the year ended December 31, 2008, representing a decrease of 41.7%.  The decline in revenue of $7,572,000 was principally due to (i) delays or reductions in capital expenditures by potential customers due to unfavorable economic conditions and (ii) a significant contract from a CVD division customer being breached during the fourth quarter of 2009 that was previously accounted for under the percentage of completion contract method of revenue recognition. We claim the customer breached the contract due to the customer’s failure to accept and pay for the specially manufactured equipment shipped on November 27, 2009. Under the terms of the contract, we believe we are entitled to retain the initial 30% payment of $3,564,000 received and that the customer had no legal basis to unilaterally refuse delivery of the equipment. As such we filed a complaint in the United States District Court for the Southern District of New York on January 26, 2010 seeking monetary damages ($5,816,000) for breach of contract against the customer, Taiwan Glass Industrial Corp. (“TG”), and Mizuho Corporate Bank for failing to pay the second installment on a letter of credit issued by Mizuho Corporate Bank on behalf of TG. As of the date of this Report on Form 10-K, TG has not responded to our complaint; however it has claimed that we must pay them $3,564,000 for alleged breach of contract.

The accounting treatment we applied to this situation was to unwind the contract since, under generally accepted accounting principles in the United States of America we could not recognize the revenue from this contract. By unwinding the contract, we recorded the sum of the retained initial payment ($3,564,000) and the estimated lower of cost or market basis of the returned equipment ($1,150,000) as an offset to the production costs of the specially manufactured equipment ($4,027,000) accumulated through the date the contract was breached. The effect of unwinding the contract in the fourth quarter of 2009 was to reduce CVD division revenue by $3,564,000 and our cost of revenue by $4,714,000.

Total revenue generated from the CVD division amounted to $7,516,000 for the year ended December 31, 2009 compared to $10,779,000 for the year ended December 31, 2008. The reduction in revenue of $3,263,000 was primarily attributed to the negative impact from the breached contract.

Total revenue from the SDC division decreased by approximately $2,599,000 to $2,166,000 which represents 20.5% of our total revenue during the year ended December 31, 2009, compared to $4,765,000, or 26.3% of our total revenue for the prior fiscal year. The decrease is primarily attributed to unfavorable economic conditions.

Total revenue from the Conceptronic division decreased by approximately $1,710,000 to $893,000 which represents 8.4% of our total revenue during the year ended December 31, 2009, compared to $2,603,000 or 14.3% of our total revenue for the prior fiscal year.  The decrease in revenue in the Conceptronic division is also attributed to unfavorable economic conditions.

Gross Profit

Overall gross profit amounted to approximately $4,820,000 with a gross profit margin of 45.6% for the year ended December 31, 2009. The termination of the TG contract had a positive impact on our overall gross profit margin of approximately19.7% in 2009. Had the TG contract not been breached in December 2009 the overall gross profit would have amounted to $3,669,000 with a gross profit margin of 25.9% compared to a gross profit for the year ending December 31, 2008 of $5,373,000 and a gross profit margin of 29.6%. We began to reduce engineering and production personnel during the latter half of 2009 in order to better maintain higher gross margin levels. As a result of the breach in the TG contract, the gross profit margin of the CVD division increased to 53.8% for the year ended December 31, 2009. Had that contract not been breached, the gross profit margin for the CVD division would have been 26.2% compared to 31.8% for the year ended December 31, 2008.  Substantially all of the aforementioned reductions in engineering and production personnel were made in the CVD division.  The SDC division’s gross profit margin decreased to 21.8% for the year ended December 31, 2009 from 33.8% for the year ended December 31, 2008.  The decrease is primarily the effect of fixed costs having a greater impact on reduced revenues. The Conceptronic division’s gross profit margin decreased to 10.6% for the year ended December 31, 2009 from 12.4% for the year ended December 31, 2008 as result of that division’s fixed costs having a greater impact on the reduced revenues.

Presented below is a table which reconciles revenue, cost of sales, gross profit and gross profit percent for the Company and the CVD Division on a pro forma basis if we were permitted to recognize the revenue under the TG contract in the fourth quarter of 2009:

CVD Equipment Corporation:
Year Ended December 31, 2009

	Revenue	Cost of Sales	Gross Profit	Gross Profit %

As reported-contract terminated	$10,575,000	$5,756,000	$4,820,000	45.6

Add: Revenue recognition-TG contract	3,564,000	3,564,000

Add:Net realizable value of returned equipment		1,150,000

Pro forma	$14,139,000	$10,470,000	$3,669,000	25.9

CVD Division:
Year Ended December 31, 2009

	Revenue	Cost of Sales	Gross Profit	Gross Profit %

As reported-contract terminated	$ 7,530,000	$3,477,000	$4,053,000	53.8

Add: Revenue recognition-TG contract	3,564,000	3,564,000

Add:Net realizable value of returned equipment		1,150,000

Pro forma	$11,094,000	$8,191,000	$2,903,000	26.2

Selling, General and Administrative Expenses

Selling and shipping expenses were approximately $699,000 for the year ended December 31, 2009 compared to $767,000 for the year ended December 31, 2008.

General and administrative expenses were approximately $3,817,000 during the year ended December 31, 2009.  This was a decrease of approximately $329,000 or 7.9% compared to approximately $4,146,000 during the year ended December 31, 2008.  This decrease can be attributed to a combination of decreased payroll and benefit costs, workers compensation insurance costs, legal, accounting and employee search costs.

Operating Income

As a result of the foregoing factors, operating income for the year ended December 31, 2009 was approximately $304,000 compared to approximately $461,000 for the year ended December 31, 2008.

Interest Expense. Net

Interest income for the year ended December 31, 2009 was approximately $33,000 compared to approximately $107,000 for the year ended December 31, 2008. This decrease is a result of the continued use of cash and cash equivalents to fund the working capital needs of the Company in 2009.

We incurred approximately $249,000 of interest expense in the year ended December 31, 2009, which was approximately $20,000 or 8.7% greater than the $229,000 incurred in the year ended December 31, 2008.  The only interest expense we incur is mortgage interest on the three buildings we own and interest on certain outstanding equipment loans. The increase in 2009 is primarily due to the full year of interest expense, on the acquisition of the facility at 979 Marconi Avenue, Ronkonkoma, New York in 2008.

Loss on Impairment

In 2006, we sold equipment at the selling price of $251,130 to a customer for a purchase price of 104,482 shares of a non-public company’s common stock, par value $.001 per share. We had the option to demand that the customer make a cash payment i.e.: $251,130 for the equipment, the amount that would have been required had the customer made cash payment for the equipment on July 19, 2006 in exchange for the return of said stock.

On February 19, 2008, we exercised our cash payment option demanding the cash payment of $251,130. The customer did not make payment and we took possession of said equipment.

As of December 31, 2008, we deemed this investment as other-than temporarily impaired which resulted in a charge to the statement of operations totaling its full value of $251,130 and is reflected as a loss on impairment in the other income (expense) caption.

Other Income

Other income for the current year decreased to approximately $43,000, a decrease of $146,000 or 77.2% compared to $189,000 of other income generated during the year end December 31, 2008. In 2008, we received refunds for prior year’s overpayment of income taxes.

Net Income

As a result of the foregoing factors, for the year ended December 31, 2009, our net income amounted to approximately $179,000, as compared to $632,000 for the same period in 2008.

Liquidity and Capital Resources

As of December 31, 2009, we had aggregate working capital of approximately $10,563,000 compared to aggregate working capital of $9,849,000 at December 31, 2008 and had available cash and cash equivalents of approximately $3,120,000 compared to approximately $5,721,000 in cash and cash equivalents at December 31, 2008.  The increase in working capital was primarily attributable to a decrease in customer deposits ($3,564,000), the funds received under the breached contract with TG, offset by the decrease in cash ($2,602,000), which was used to fund operations.

Accounts receivable, net of allowance for doubtful accounts decreased by approximately $512,000 or 19.4% at December 31, 2009 to $2,130,000 compared to $2,643,000 at December 31, 2008.  This decrease is principally due to the timing of shipments and customer payments.

Inventory as of December 31, 2009 was approximately $4,418,000 representing an increase of approximately $1,126,000 or 34.2% over the inventory balance of $3,292,000 as of December 31, 2008.  This increase is principally due to the reacquisition of certain inventories derived from the unwinding of the TG contract during the fourth quarter of 2009.

As of December 31, 2009, our backlog was approximately $2,549,000, a decrease of $12,722,000 or 83.3% compared to $15,271,000 at December 31, 2008.  The decrease is primarily attributed to the removal from our backlog of the anticipated value of the contract with TG which was included in our backlog at December 31, 2008. The timing for completion of the backlog varies depending on the product mix and can be as long as two years.  Included in the backlog are all accepted purchase orders with the exception of those; that are included in our percentage-of-completion.  Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

On April 22, 2008, we entered into a three year Modified and Restated Revolving Credit Agreement with Capital One, N.A. (the “Bank”) as successor to North Fork Bank, pursuant to which the Bank has agreed to make revolving loans to us of up to $5 million until May 1, 2011, at which time it will be subject to renewal.  The loan agreement amends and supersedes our previous $2 million revolving credit facility with the Bank. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR rate plus 2.00% or (ii) the Bank’s prime rate minus ..25%.  This agreement contains certain financial and other covenants. Borrowings are collateralized by our assets.

The amount available under this agreement was approximately $4,646,000 and $941,000 as of December 31, 2009 and December 31, 2008 respectively.We initially utilized $500,000 of this facility in the form of equipment term loans, of which $354,000 remain as of December 31, 2009. As of December 31, 2008 $3,564,000 was being held as collateral for an irrevocable stand-by letter of credit that was issued to a customer that placed a cash deposit with us for that same amount. As of December 31, 2009, we are in compliance with the terms of the Revolving Credit Agreement.

In March, 2002, we received from General Electric Capital Corporation a $2,700,000 mortgage loan, secured by the real property and building and improvements to finance and improve our facility in Ronkonkoma, New York.  The mortgage loan, which has an outstanding balance as of December 31, 2009 of $1,586,666, is payable in equal monthly installments of $22,285 including interest at 5.67% per annum; pursuant to an industrial development bond purchase agreement with the town of Islip Industrial Development Agency.  The final payment is due March 2017.

On June 30, 2008, we entered into a Consolidation, Extension and Modification Agreement and Consolidated and Restated Mortgage note each with Capital One, N.A.  The agreement consolidated various notes and mortgages relating to the property and building in Saugerties, New York into a single note in the principal sum of $805,000 of which approximately $17,000 represented additional borrowings we incurred. Principal and interest payments are to be made in equal consecutive monthly installments of $5,903.27 commencing on August 1, 2008 and continuing for 119 months, with a final balloon payment being due on July 1, 2018 equal to the remaining unpaid principal on the maturity date.  The principal sum bears interest at a fixed annual rate of 6.20%.  The Note is secured by a first priority mortgage lien on the property in Saugerties, New York, all of the Company’s monies, deposits or other sums held by the Bank on deposit, an assignment of the leases and rents from the premises, a lien on our personal property, and $500,000 of the proceeds of a life insurance policy which is owned by us and issued on the life of our Chief Executive Officer, Leonard A. Rosenbaum.

In 2009 order levels for all divisions decreased due to unfavorable economic conditions. We do not anticipate this trend will continue into 2010.

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

In the fourth quarter of 2006, we decided to significantly broaden the First Nano product line and pursue a significantly larger share of the R & D market with additional equipment platforms under the First Nano brand name.  In 2007, we began marketing, manufacturing and selling these products.  In 2008, we expanded our marketplace to include the quality control and research market of the photovoltaic solar cell manufacturing industry. We feel comfortable we will continue to be successful with these multiple new products as well as additional new products to be offered as their design is based on building blocks we have used in previous systems over the years.

To support the increase in our existing product sales and the development and sales of the new First Nano and patent pending proprietary products, we purchased on February 8, 2008, a 13,300 square foot stand-alone building to house our Application Laboratory.

We believe that our cash and cash equivalent positions, cash flow from operations and our credit facilities will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with the provisions set forth in ASC 718, "Stock Compensation" using the modified prospective method.  ASC 718 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of these awards.

Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment.  Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable.  When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of ASC 360-10-35 "Impairment or Disposal of Long-Lived Assets." If the asset is determined to be impaired, the impairment loss is measured on the excess of its carrying value over its fair value.  Assets to be disposed of are reported at the lower of their carrying value or net realizable value.  The Company had no recorded long-lived asset impairment charges in the statement of operations during each of the years ended December 31, 2009 and 2008.

Off-Balance Sheet Arrangements

None

Item 8.                               Financial Statements.

The consolidated financial statements and supplementary data required by this item are included in this annual report beginning on page F-1.

Item 9.                              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T).                      Controls and Procedures.

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2009.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2009, the disclosure controls and procedures were  effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting.  Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act).  There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls.  Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.  We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Management concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on the criteria established by the COSO Internal Control Framework.

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

BACKGROUND AND EXPERIENCE OF DIRECTORS

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Nominating, Governance and Compliance Committee focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth immediately above.  We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business.  As more specifically described in such person’s individual biographies set forth above, our directors possess relevant and industry-specific experience and knowledge in the engineering financial and business fields, as the case may be, which we believe enhances the Board’s ability to oversee, evaluate and direct our overall corporate strategy.  The Nominating, Governance and Compliance Committee annually reviews and makes recommendations to the Board regarding the composition and size of the Board so that the Board consists of members with the proper expertise, skills, attributes, and personal and professional backgrounds needed by the Board, consistent with applicable regulatory requirements.

The Nominating, Governance and Compliance Committee believes that all directors, including nominees, should possess the highest personal and professional ethics, integrity, and values, and be committed to representing the long-term interests of our shareholders.  The Nominating, Governance and Compliance Committee will consider criteria including the nominee’s current or recent experience as a senior executive officer, whether the nominee is independent, as that term is defined in existing independence requirements of the NYSE Amex Market, NASDAQ Stock Market and the Securities and Exchange Commission, the business, scientific or engineering experience currently desired on the Board, geography, the nominee’s industry experience, and the nominee’s general ability to enhance the overall composition of the Board.

The Nominating, Governance and Compliance Committee does not have a formal policy on diversity; however, in recommending directors, the Board and the Committee consider the specific background and experience of the Board members and other personal attributes in an effort to provide a diverse mix of capabilities, contributions and viewpoints which the Board believes enables it to function effectively as the Board of Directors of a company with our size and nature of business.

DIRECTOR SERVICE ON OTHER BOARDS

Conrad J. Gunther served on the Board of Directors of Halo Companies, Inc., a public traded company,  formerly known as GVC Venture Corp until September, 2009.

LEGAL PROCEEDINGS INVOLVING DIRECTORS

None

BOARD LEADERSHIP

The Board has no formal policy with respect to separation of the positions of Chairman and CEO or with respect to whether the Chairman should be a member of management or an independent director, and believes that these are matters that should be discussed and determined by the Board from time to time.  Currently, Leonard A. Rosenbaum serves as our Chairman, President and CEO. Given the fact that Mr. Rosenbaum, in his capacity as our President and CEO is tasked with the responsibility of implementing our corporate strategy, we believe he is best suited for leading discussions, at the Board level, regarding performance relative to our corporate strategy, and this discussion accounts for a significant portion of the time devoted at our Board meetings.

Board of Directors and Executive Officers

Our Certificate of Incorporation and Bylaws provide for our Company to be managed by or under the direction of the Board of Directors.  Under our Certificate of Incorporation and Bylaws, the number of directors is fixed from time to time by the Board of Directors.  The Board of Directors currently consists of six members.  Directors are elected for a period of one year and thereafter serve, subject to the Bylaws, until the next annual meeting at which their successors are duly elected by the stockholders.

The following table sets for the names, ages and positions with the Company of each of our directors and executive officers.

Name	Age	Position(s) with the Company
Leonard A. Rosenbaum	64	Chairman of the Board of Directors, Chief Executive Officer, President
Alan H. Temple Jr.	76	Director, Chairman-Compensation Committee
Martin J. Teitelbaum	59	Director, Assistant Secretary
Conrad J. Gunther	63	Director, Chairman-Audit Committee
Bruce T. Swan	77	Director, Chairman-Nominating, Governance and Compliance Committee
Kelly S. Walters	38	Director
Glen R. Charles	56	Chief Financial Officer, Secretary
Karlheinz Strobl	50	Vice President of Business Development

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

Alan H. Temple Jr.

Alan H. Temple Jr. has served as a member of our Board of Directors since 1987.  Mr. Temple earned an MBA at Harvard University and has been President of Harrison Homes Inc., a building and consulting firm located in Pittsford, New York since 1977.  Mr. Temple has been an independent director on our board for several years; he has accumulated many years of successful business and financial experience that qualifies him to serve as an independent director on the board.

Martin J. Teitelbaum

Martin J. Teitelbaum has served as a member of our Board of Directors since 1985.  Mr. Teitelbaum is an attorney, who since 1988, has conducted his own private practice. From 1977 to 1987, Mr. Teitelbaum was a partner in the law firm of Guberman and Teitelbaum. Mr. Teitelbaum currently acts as our Assistant Secretary. Mr. Teitelbaum earned a B.A. in Political Science from the State University of New York at Buffalo and a Juris Doctor from Brooklyn Law School.  Mr. Teitelbaum has been the Company's general counsel for many years and his legal expertise makes him an asset to the Company's board of directors.

Conrad J. Gunther

Conrad J.Gunther has served as a member of our Board of Directors since 2000.  Mr. Gunther has extensive experience in mergers and acquisitions and in raising capital through both public and private means.  He also has extensive experience in executive management in the banking industry. He serves on the board of GVC Venture Corp. Since January 2008, Mr. Gunther has served as a Senior Vice President and Senior Loan Officer for Community National Bank, a Long Island, New York based commercial bank, where he is responsible for all commercial lending.  For the past five years, Mr. Gunther has been the President of E-Billsolutions, a company that provides credit card processing to Internet, mail order and telephone order merchants. Mr. Gunther qualifies to serve on our board of directors as a result of his experience and expertise in the financial community.

Bruce T. Swan

Bruce T. Swan has served as a member of our Board of Directors since September 2003.  Mr. Swan has extensive banking, export and international credit experience and has been retired for more than five years.  He previously has held the positions of Deputy Manager at Brown Brothers Harriman and Co., Assistant Treasurer at Standard Brands Incorporated, Assistant Treasurer at Monsanto Corporation, Vice President and Treasurer at AM International Inc. and President and Founder of Export Acceptance Company.  Mr. Swan, earned his MBA from Harvard University and is a former adjunct faculty member of New York University’s Stern School of Business Administration.  Mr. Swan is qualified to serve as an independent member of the  board of directors because of his vast expertise and experience in the financial services industry.

Kelly S. Walters

Kelly S. Walters was appointed a member of the Board of Directors in September, 2009. Mr. Walters is the founder and presently serves as the managing member of Walters Advisory LLC, a management consulting firm. He has over 14 years of broad corporate finance and M&A experience having represented alternative energy, clean technology, climate policy, advanced materials, chemicals and nanotechnology clients. From 2007 until 2009, Mr. Walters was a principal at ThinkEquity partners and a principal in the firm’s Greentech and Enabling Technologies investment banking team. From 2003 until 2007, he was an investment banker with Morgan, Joseph & Co. He began his investment banking career with Lehman Brothers in 2000 in the firm’s Global Chemicals and Industrials Group. Mr. Walters earned an MA at The Patterson School of Diplomacy and International Commerce at the University of Kentucky. Mr. Walters also earned an MBA in Finance and a BA in Economics at the University of Kentucky. He is a Chartered Financial Analyst (CFA) charterholder, a Certified Management Accountant (CMA) and a Certified Financial Manager (CFM). Mr. Walters is qualified to serve as a independent member of our board because his experience in the alternative energy and nanotechnology fields.

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

Karlheinz Strobl

Dr. Karlheinz Strobl has been the Vice President of Business Development since October 2007. From 1997 to 2007, until he joined the Company, he was the founder and President of eele Laboratories, LLC, a technology and manufacturing solutions development company for a novel Light Engine for the video and data projection display market. Dr. Strobl holds over 14 patents and earned an MBA from Boston University, a PH.D from the University of Innsbruck and an MS. from both the University of Innsbruck and the University of Padova. He has also worked at the Max Plank Institute and at Los Alamos National Laboratory.

Code Of Ethics

The Company adopted a Corporate Code of Conduct and Ethics that applies to its employees, senior management and Board of Directors, including the Chief Executive Officer and Chief Financial Officer.  The Corporate Code of Conduct and Ethics is available on our web site, http://www.cvdequipment.com, by clicking on “About Us” and then clicking on “Corporate Overview.”

Audit Committee

Our Board of Directors has an Audit Committee that consists of Conrad Gunther, Alan H. Temple Jr. and Bruce T. Swan. During the fiscal year ended December 31, 2009, the Audit Committee held five meetings. Pursuant to the Audit Committee Charter, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and each such independent auditor shall report directly to the Committee.  The Audit Committee also reviews with management and the independent auditors, our annual audited financial statements, the scope and results of annual audits and the audit and non-audit fees of the independent registered public accounting firm.  Furthermore, the Audit Committee reviews the adequacy of our internal control procedures, the structure of our financial organization and the implementation of our financial and accounting policies.  Messrs. Gunther, Temple and Swan meet the independence requirements for audit committee membership under the requirements of the NASDAQ Stock Market.

The Board of Directors has determined that Conrad Gunther is an “audit committee financial expert” as that term is defined in the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors, officers and ten percent stockholders.  To our knowledge, based solely on our review of (a) the copies of such reports and amendments thereto furnished to us and (b) written representations that no other reports were required, during our fiscal year ended December 31, 2009, all of the filings for our officers, directors and ten percent stockholders were made on a timely basis.

Item 11.                      Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation of our chief executive officer and chief financial officer, our “named executive officers,” for the years ended December 31, 2009 and 2008.  The Company has no executive officers other than the “named executive officers.”

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation (4)	Total ($)

Leonard A. Rosenbaum President and Chief Executive Officer	2009 2008	202,742 169,001	- 25,000	14,655(2) 41,332(2)	- 77,000	217,397 312,333
Glen R. Charles Secretary and Chief Financial Officer	2009 2008	135,000 147,644	- -	2,531(3) 5,063(3)	- -	137,531 152,707
Karlheinz Strobl	2009	156,000	-	30,500	-	186,500
Vice President of Business Development	2008	162,000	-	30,500	-	192,500

(1)
Amounts shown do not reflect compensation actually received by the named executive officer.  Instead, the amounts shown are the compensation costs recognized by CVD in fiscal 2009 and 2008 for option awards as determined pursuant to ASC 718.  These compensation costs reflect option awards granted prior to fiscal 2009 and 2008.  The assumptions used to calculate the value of option awards are set forth under Note 13 of the Notes to Consolidated Financial Statements.   This column represents the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation).  Pursuant to SEC rule changes effective February 28, 2010, we are required to reflect the total grant date fair values of the option grants in the year of grant,  rather than the portion of this amount that was recognized for financial statement reporting purposes in a given fiscal year which was required under the prior SEC rules, resulting in a change to the amounts reported in prior Annual Reports.

(2)
A portion of the amount shown is attributable to non-qualified stock options to purchase 24,000 shares of the Company’s common stock granted to Mr. Rosenbaum on December 12, 2007 that became exercisable, as to 100% of the underlying shares, on October 12, 2009. These options were issued at a grant price equal to the then current market price of $3.65. These options expire on December 12, 2017.  The remaining portion is attributable to non-qualified stock options to purchase 21,000 shares of the Company’s common stock granted to Mr. Rosenbaum on September 13, 2005 that became exercisable, as to 100% of the underlying shares, on October 13, 2008.  These options were issued at a grant price equal to the then current market price of $4.10. These options expire on September 13, 2012.

(3)
The amount shown is attributable to non-qualified stock options to purchase 15,000 shares of the Company’s common stock granted to Mr. Charles on June 17, 2005 that became exercisable, as to 100% of the underlying shares, on June 17, 2009.  These options were issued at a grant price equal to the then current market price of $2.26. these options expire on June 16, 2012.

(4)
The amount shown is attributable as to $27,000 as a result of the exercise by Mr. Rosenbaum of 15,000 shares of the Company’s common stock in 2008. The balance is attributable to accrued vacation time paid in 2008.

Outstanding Equity Awards at December 31, 2009

The following table sets forth the outstanding equity awards held by our executive officers as of December 31, 2009

	OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date

Leonard A.	21,000	-	4.10	9/13/2012
Rosenbaum	24,000	-	3.65	12/12/2017

Glen R. Charles	15,000	-	2.26	6/16/2012
Karlheinz Strobl	25,000	75,000(1)	4.62	10/10/2017
(1) Options vested as to 12,500 on October 12 each year consecutively through 2015.

2009  Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2009.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
Alan H. Temple Jr.	$14,000	$14,665	$38,660
Martin J. Teitelbaum	14,000	14,665	38,660
Conrad J. Gunther	17,000	14,665	41,670
Bruce T. Swan	14,000	14,665	38,660
Kelly S. Walters	3,500	-	5,943

(1)     Amounts shown do not reflect compensation actually received by the named director. Instead, the amounts shown are the compensation costs recognized by CVD in fiscal 2009 for option awards as determined pursuant to ASC 718. These compensation costs reflect option awards granted prior to fiscal 2009.  The assumptions used to calculate the value of option awards are set forth under Note 13 of the Notes to Consolidated Financial Statements.

At a meeting of the Stock Option and Compensation Committee on November 19, 2008, a director compensation plan was adopted applicable to all nonemployee directors, providing for annual compensation in the sum of approximately forty thousand dollars ($40,000) to be payable to each director in a combination of cash, restricted stock grant and stock options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 20, 2010, information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent of our common stock, (b) each of our directors, (c) each of the named executive officers, and (d) all directors and executive officers and executive employees as a group.  For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of March 20, 2010.

Name and Address of Beneficial Owner(1)	Amounts and Nature of Beneficial Ownership (2)	Percent of Class (%)

Leonard A. Rosenbaum	1,386,850 (3)	28.9
Alan H. Temple Jr.	215,205 (4)	4.5
Martin J. Teitelbaum	100,305 (5)	2.1
Conrad J. Gunther	74,305 (6)	1.5
Bruce T. Swan	63,305 (7)	1.3
Kelly S. Walters	5,030 (8)	*
Glen R. Charles	15,000 (9)	*
Karlheinz Strobl	30,021 (10)	*

All directors and executive officers and executive employees as a group (eight (8) persons)	1,890,021	39.3

Name and Address of Beneficial Owner(1)	Amounts and Nature of Beneficial Ownership (2)	Percent of Class (%)

Gagnon Securities, LLC	250,000	5.3

Five (5) percent owners as a group	1,636,850	34.4

*Less than 1% of the outstanding common stock or less than 1% of the voting power

(1)
The address of Messrs. Rosenbaum, Temple, Teitelbaum, Gunther, Swan, Walters,  Charles and Strobl is c/o CVD Equipment Corporation, 1860 Smithtown Avenue, Ronkonkoma, New York, 11779. The address of Gagnon Securities, LLC is 1370 Avenue of the Americas, Suite 2400, New York, NY 10019.

(2)	All of such shares are owned directly with sole voting and investment power, unless otherwise noted below.

(3)	Includes options to purchase 45,000 shares of our common stock.

(4)
Includes options to purchase 51,155 shares of our common stock.  Does not include options to purchase 2,655 shares of our common stock.  Does not include 1,650 shares of unvested restricted common stock.

(5)
Includes 2,000 shares held by Mr. Teitelbaum’s wife as to which beneficial ownership thereof is disclaimed by Mr. Teitelbaum and options to purchase 62,655 shares of our common stock.  Does not include options to purchase 2,655 shares of our common stock.  Does not include 1,650 shares of unvested restricted common stock.

(6)
Includes options to purchase 62,655 shares of our common stock.  Does not include options to purchase 2,655 shares of our common stock.  Does not include 1,650 shares of unvested restricted common stock.

(7)
Includes options to purchase 47,655 shares of our common stock.  Does not include options to purchase 2,655 shares of our common stock.  Does not include 1,650 shares of unvested restricted common stock.

(8)	Includes options to purchase 2,655 shares of our common stock. Does not include options to purchase 2,655 shares of our common stock. Does not include 1,650 shares of unvested restricted common stock.

(9)	Includes options to purchase 15,000 shares of our common stock.

(10)	Includes options to purchase 25,000 shares of our common stock. Does not include options to purchase 75,000 shares of our common stock.

See Item 5, Market for Registrant’s Common Equity and Related Stockholder Matters, under the heading “Equity Compensation Plan Information” for information regarding our securities authorized for issuance under equity compensation plans.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

Martin J. Teitelbaum serves as a director and our outside general counsel.  The Company incurred legal fees for Mr. Teitelbaum’s professional services of approximately $65,000, $90,000 and $133,000 for the three years ended December 31, 2009, 2008, and 2007 respectively. As of December 31, 2009, 2008 and 2007, unpaid legal fees of approximately $65,000, $90,000 and $116,000 respectively were due Mr. Teitelbaum for services rendered.

Charles Temple, son of Alan H. Temple Jr., our director, is a non-officer employee of the Company. The Company paid Charles Temple approximately $102,200 and $111,034 in salary during the fiscal years ending December 31, 2009 and 2008 respectively. In addition, Charles Temple received a benefit of approximately $6,400 relating to a grant of restricted stock during the year ended December 31, 2008.

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

Director Independence

The current members of our Board of Directors are Leonard A. Rosenbaum, Alan H. Temple Jr., Martin J. Teitelbaum, Conrad J. Gunther, Bruce T. Swan and Kelly S. Walters. Messrs. Gunther, Temple, Swan and Walters have been determined to be “independent” as defined under Rule 4200 of the Nasdaq Stock Market.

Item 14.                      Principal Accountant Fees and Services.

The following presents fees for professional audit services rendered by MSPC, Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”), (formerly known as Moore Stephens, P.C.) for the audit of our financial statements for the years ended December 31, 2009 and December 31, 2008.

Audit Fees

The aggregate fees billed by MSPC for the annual audit of the Company, quarterly interim reviews of financial statements including the Company’s reports on Form 10-Q and services normally provided by them in connection with statutory and regulatory filings, for fiscal years 2009 and 2008, were $94,000 and $92,500, respectively.

Audit- Related Fees

We did not incur any audit-related fees in 2009 or 2008.

Tax Fees

Tax fees in 2009 consisted of the tax preparation of the 2008 tax return by MSPC. Tax fees in 2008 consisted of the tax preparation of the 2007 annual tax return by MSPC as well as a Research and Development tax credit study and Extraterritorial Income Exclusion tax study for the tax years 2004 -2007 prepared by alliantgroup, LP.  The aggregate fees billed by MSPC for such services were $11,400 in 2009 and $9,480 in 2008. The fees billed by alliantgroup, LP were $133,163.

All Other Fees

Other fees consisted of advisory services provided by MSPC relating to the Company’s Share Incentive Plan and Sarbanes Oxley requirements.  The aggregate fees billed by MSPC for such services were $1,000 in 2009 and $0 in 2008.

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

10.16
Consolidated and Restated Mortgage Note relating to Registrant’s property known as 1117 Old Kings Highway, Saugerties, New York incorporated by reference to our Current Report on Form 8-K filed on July 7, 2008.

21.1          List of Subsidiaries.

23.1	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-1)

23.2	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-8)

23.3	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-8)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.
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

POSITION                                                      DATE

NAME	POSITION	DATE

/s/ Leonard A Rosenbaum	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2010
Leonard A. Rosenbaum
/s/ Alan H. Temple Jr.	Director	March 31, 2010
Alan H. Temple Jr.
/s/ Martin J. Teitelbaum	Director and Assistant Secretary	March 31, 2010
Martin J. Teitelbaum
/s/ Conrad J. Gunther	Director	March 31, 2010
Conrad J. Gunther
/s/ Bruce T. Swan	Director	March 31, 2010
Bruce T. Swan
/s/Kelly S. Walters	Director	March 31, 2010
Kelly S. Walters

/s/ Glen R. Charles	Chief Financial Officer and Secretary	March 31, 2010
Glen R. Charles	(Principal Financial and Accounting Officer)

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.

Report of Independent Registered Public Accounting Firm	F1

Financial Statements:

Consolidated Balance Sheets as of December 31, 2009 and 2008	F2

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008	F3

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009 and 2008	F4

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008	F5

Notes to Consolidated Financial Statements	F6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
   CVD Equipment Corporation and Subsidiary
   Ronkonkoma, New York

We have audited the accompanying consolidated balance sheets of CVD Equipment Corporation and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CVD Equipment Corporation and Subsidiary as of December 31, 2009 and 2008, and the results of their consolidated operations and their consolidated cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of CVD Equipment Corporation and Subsidiary's internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

Cranford, New Jersey
March 31, 2010

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
As of December 31,

	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$3,119,731	$5,721,369
Accounts receivable, net	2,130,196	2,642,670
Cost and estimated earnings in excess
of billings on uncompleted contracts	2,708,084	3,972,533
Inventories	4,418,138	3,292,316
Deferred income taxes – current	378,412	54,049
Other current assets	213,593	174,782

Total Current Assets	12,968,154	15,857,719

Property, plant and equipment, net	7,591,363	8,028,889

Deferred income taxes – non-current	711,293	772,516

Other assets	327,968	541,404

Intangible assets, net	66,213	89,822
Total Assets	$21,664,991	$25,290,350

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$368,041	$348,521
Customer deposits	-	3,559,410
Accounts payable	873,626	1,340,830
Accrued expenses	947,264	641,606
Accrued professional fees – related party	64,521	90,053
Deferred revenue	151,514	28,745

Total Current Liabilities	2,404,966	6,009,165
Long-term debt, net of current portion	3,768,824	4,135,632
Total Liabilities	6,173,790	10,144,797

Commitments and Contingencies (Note 18)	-	-

Stockholders’ Equity:
Common stock - $0.01 par value – 10,000,000 shares authorized:
issued & outstanding, 4,761,825 shares at December 31, 2009
and 4,749,500 shares at December 31, 2008	47,618	47,495
Additional paid-in capital	10,093,761	9,927,260
Retained earnings	5,349,822	5,170,798
Total Stockholders’ Equity	15,491,201	15,145,553

Total Liabilities and Stockholders’ Equity	$21,664,991	$25,290,350

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
Years ended December 31,

	2009	2008

Revenue	$10,575,019	$18,146,741

Cost of revenue	5,755,501	12,773,343

Gross profit	4,819,518	5,373,398

Operating expenses
Selling and shipping	698,820	766,755
General and administrative	3,752,673	4,055,877
Related party – professional fees	64,521	90,053

Total operating expenses	4,516,014	4,912,685

Operating income	303,504	460,713

Other income (expense):
Interest income	33,464	107,198
Interest expense	(248,715)	(229,000)
Loss on investment impairment	-	(251,130)
Other income	43,135	188,563
Total other (expense), net	(172,116)	(184,369)

Income before income tax benefit	131,388	276,344
Income tax benefit	47,636	355,437

Net income	$179,024	$631,781

Basic earnings per common share	$0.04	$0.13
Diluted earnings per common share	$0.04	$0.13

Weighted average common shares
outstanding basic	4,760,749	4,737,459

Weighted average common shares
outstanding diluted	4,807,907	4,769,769

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
Years ended December 31, 2009 and 2008

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance – January 1, 2008	4,718,500	$ 47,185	$ 9,592,728	$ 4,539,017	$14,178,930

Exercise of stock options	15,000	150	20,850		21,000

Stock-based compensation	16,000	160	313,682		313,842

Net Income				631,781	631,781

Balance – December 31, 2008	4,749,500	$ 47,495	$ 9,927,260	$ 5,170,798	$15,145,553

Stock-based compensation	12,325	123	166,501		166,624

Net income				179,024	179,024

Balance – December 31, 2009	4,761,825	$47,618	$10,093,761	$5,349,822	$15,491,201

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31,

	2009	2008
Cash flows from operating activities:
Net income	$179,024	$631,781
Adjustments to reconcile net income to net cash
(used in) provided by operating activities
Depreciation and amortization	580,238	522,925
Stock-based compensation	166,624	313,842
Loss on impairment	-	251,130
Deferred tax benefit	(263,140)	(137,652)
Bad debt provision	(29,134)	73,662
(Increase)/decrease in operating assets
Accounts receivable	541,609	(947,067)
Cost in excess of billings on uncompleted contracts	1,264,449	(2,125,245)
Inventories	(883,563)	(276,681)
Other current assets	(38,810)	(127,488)
Other assets	83,300	50,000
Increase/(decrease) in operating liabilities
Customer deposits	(3,559,410)	3,559,410
Accounts payable	(467,205)	822,896
Accrued expenses	280,131	(630,326)
Deferred revenue	122,769	(18,699)
Total adjustments	(2,202,142)	1,330,707
Net cash (used in) provided by operating activities	(2,023,118)	1,962,488

Cash flows from investing activities:
Capital expenditures	(232,083)	(3,381,417)
Deposits	850	425,312
Net cash (used in) investing activities	(231,233)	(2,956,105)

Cash flows from financing activities
Proceeds from long-term debt	-	2,645,000
Payments of long-term debt	(347,287)	(1,061,461)
Net proceeds from stock options exercised	-	21,000
Net cash (used in) provided by financing activities	(347,287)	1,604,539

Net (decrease) increase in cash and cash equivalents	(2,601,638)	610,922

Cash and cash equivalents at beginning of year	5,721,369	5,110,447

Cash and cash equivalents at end of year	$3,119,731	$5,721,369

Supplemental disclosure of cash flow information:
Income taxes paid	$95,425	$514,220
Interest paid	248,715	229,000
Transfer of equipment to cost on uncompleted contract	242,260

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 1 – Business Description

CVD Equipment Corporation and Subsidiary (the “Company”), a New York corporation, was organized and commenced operations in October 1982.  Its principal business activities include the manufacturing of chemical vapor deposition equipment, customized gas control systems, the manufacturing of process equipment suitable for the synthesis of a variety of one-dimensional nanostructures and nanomaterials and a line of furnaces, all of which are used primarily to produce semiconductors and other electronic components.  The Company engages in business throughout the United States and internationally.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CVD Equipment Corporation and its wholly owned subsidiary. In December 1998, a subsidiary, Stainless Design Concepts, Ltd., was formed as a New York Corporation.  In April 1999, this subsidiary was merged into CVD Equipment Corporation.  The Company has one inactive subsidiary, CVD Materials Corporation, as of December 31, 2009 and 2008.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Estimates are used when the accounting for certain items such as revenues on long-term contracts recognized on the percentage-of-completion method, allowances for doubtful accounts, depreciation and amortization, valuation allowances for deferred tax assets, impairment considerations of long-lived assets, stock-based compensation and product warranties.

Revenue and Income Recognition

The Company recognizes revenues using the percentage-of-completion method for custom production-type contracts, while revenues from other products are recorded when such products are accepted and shipped. Profits on custom production-type contracts are recorded on the basis of the Company’s estimates of the percentage-of-completion of individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Under this method, revenues are recognized based on costs incurred to date compared with total estimated costs.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed.

Inventories

Inventories are valued at the lower of cost (determined on the first-in, first-out method) or market.

Income Taxes

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statements and tax bases of assets and liabilities, as measured by the future enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax assets and liabilities. The Company records a valuation allowance against deferred tax assets when it is more likely than not that future tax benefits will not be utilized based on a lack of sufficient positive evidence.

Investment tax credits are accounted for by the flow-through method reducing income taxes currently payable and the provision for income taxes in the period the assets giving rise to such credits are placed in service. To the extent such credits are not currently utilized on the Company’s tax return, deferred tax assets, subject to considerations about the need for a valuation allowance, are recognized for the carryforward amount.

On January 1, 2007, the Company adopted the accounting standard on accounting for uncertainty in income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance on accounting for uncertainty in income taxes also addresses derecognition, classification, interest and penalties on income taxes, and accounting in interim periods. The Company does not believe it has any uncertain tax positions through the year ending December 31, 2009.

The Company and its subsidiary file combined income tax returns in the U.S. federal and New York State jurisdiction. In addition, the parent company files standalone tax returns in California,

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Michigan, Minnesota, New Hampshire and Wisconsin. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for tax periods before 2006.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if any, in its income tax provision. The Company had no interest and penalties accrued at December 31, 2009 and 2008.

Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets.” If the asset is determined to be impaired, the impairment loss is measured on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value. The Company had no recorded impairment charges in the statement of operations during each of the years ended December 31, 2009 and 2008 based on impairment tests under ASC 360-10-35.

Computer Software

The Company follows ASC 350-40, “Internal Use Software.” This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs totaled $3,393 and $45,708 for the years ended December 31, 2009 and 2008 respectively and are included in Other Assets. All computer software is amortized using the straight-line method over its useful life of three years. Amortization expense related to computer software totaled $135,005 and $140,288 for the years ended December 31, 2009 and 2008, respectively.

Intangible Assets

The cost of intangible assets is being amortized on a straight-line basis over their useful lives ranging from 5 to 20 years. Amortization expense recorded by the Company in 2009 and 2008 totaled $23,162 and $28,692 respectively.

Research & Development

Research and development costs are expensed as incurred. We incurred approximately $757,000 and $700,000 of research and development expenses in 2009 and 2008, respectively. These costs are included as part of cost of revenue in the consolidated statement of operations.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Bad Debts

Accounts receivable is presented net of an allowance for doubtful accounts of $57,116 and $86,250 as of December 31, 2009 and 2008, respectively. The allowance is based on historical experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in economic and customer conditions. The Company doesn’t require collateral from its customers.

Product Warranty

The Company records warranty costs as incurred and does not provide for possible future costs. Management estimates such costs are immaterial based on historical experience. However, it is reasonably possible that this estimate may change in future periods.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Fair value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and customer deposits approximate fair value due to the relatively short term maturity of these instruments. The carrying value of long-term debt approximates fair value based on prevailing borrowing rates currently available for loans with similar terms and maturities.

Stock-Based Compensation

The Company records stock-based compensation in accordance with the provisions set forth in ASC 718, “Stock Compensation” using the modified prospective method. ASC 718 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

Shipping and Handling

It is the Company’s policy to include freight in total sales. The amount netted against sales was $25,149 and $55,146 for the years ended December 31, 2009 and 2008, respectively. Included in selling and shipping expense is $94,555 and $112,011 for shipping and handling costs for each of the years ended 2009 and 2008, respectively.

Subsequent Events

The company evaluated subsequent events through the filing date of this Form 10-K in accordance with the Subsequent Events topic of the FASB Accounting Standards Codification ASC topic 855.

RecentlyAdopted Accounting Pronouncements

Life of Intangible Assets

During the first quarter of 2009, we adopted new accounting guidance issued by the FASB for the determination of the useful life of intangible assets. The new guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. The adoption of this accounting guidance did not have a material impact on our consolidated financial position, results of operations or financial condition.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Fair Value of Financial Instruments and Other-Than-Temporary Impairment

During the second quarter of 2009, we adopted three related sets of accounting guidance issued by the FASB. The accounting guidance sets forth rules related to determining the fair value of financial assets and financial liabilities when the activity levels have significantly decreased in relation to the normal market, guidance related to the determination of other-than-temporary impairments to include the intent and ability of the holder as an indicator in the determination of whether an other-than-temporary impairment exists and interim disclosure requirements for the fair value of financial instruments. The adoption of these three sets of accounting guidance did not have a material impact on our consolidated balance sheet, results of operations or financial condition.

Subsequent Events

During the second quarter of 2009, we adopted new accounting guidance issued by the FASB related to subsequent events. The new requirement establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of this accounting guidance did not have a material impact on our consolidated balance sheet position, results of operations or financial condition.

Accounting Standards Codification

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Recently Issued Accounting Standards

Variable Interest Entities

In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity, or VIE, and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The provisions of this new accounting guidance are effective for interim and annual reporting periods beginning after November 15, 2009. We do not believe the adoption of this new accounting guidance will have a material impact on our consolidated balance sheet, results of operations or financial condition.

Revenue Recognition

In September 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements. The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. In addition, the FASB also issued new accounting guidance related to certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance will include factors to help companies determine what is “essential to the functionality.” Software-enabled products will now be subject to other revenue guidance and will likely follow the guidance for multiple deliverable arrangements issued by the FASB in September 2009.

These two new guidance are to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. If a company elects earlier application and the first reporting period of adoption is not the first reporting period in the company’s fiscal year, the guidance must be applied through retrospective application from the beginning of the company’s fiscal year and the company must disclose the effect of the change to those previously reported periods. We do not believe that adoption of this accounting guidance will have a material impact on our consolidated balance sheet, results of operations or financial condition.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Improving Disclosures About Fair Value Measurements

In January 2010, the FASB issued an amendment to the existing disclosure requirements by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective for fiscal years beginning after December 15, 2010. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on our consolidated balance sheet, results of operations or financial condition.

Note 3 – Fair Value Measurements

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

This accounting guidance for our non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis had no effect on our consolidated net income for the year ended December 31, 2009.

The following table summarizes, for each major category of assets and liabilities, the respective fair value and the classification by level of input within the fair value hierarchy.
	December 31, 2009								December 31, 2008
(Unaudited)
Description	Level (1)		Level (2)		Level (3)		Total		Level (1)		Level (2)		Level (3)		Total
Assets:
Cash equivalents		$1,795,622	$	---		---		$1,795,622		$5,321,190	$	---		---		$5,321,190

Total Liabilities	$	---	$	---	$	---	$	---	$	---	$	---	$	---	$	---

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 4 - Investments

In 2006, the Company sold equipment at the selling price of $251,130 to a customer for a purchase price of 104,482 shares of a non-public company’s common stock, par value $.001 per share. The Company had the option to demand that the customer make cash payment i.e.: $251,130 for the equipment, the amount that would have been required had the customer made cash payment for the equipment on July 19, 2006 in exchange for the return of said stock.

On February 19, 2008, the Company exercised its cash payment option demanding the cash payment of $251,130. The Customer did not make payment and the Company took possession of said equipment.

As of December 31, 2008, the Company has deemed this investment as an other-than temporary impairment which has resulted in a charge to the statement of operations totaling its full value of $251,130 and is reflected as a loss on impairment in the Other income (expense) caption.

Note 5 – Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	2009	2008

Costs incurred on uncompleted contracts	$1,504,137	$4,956,874
Estimated earnings	2,429,770	4,068,641
	3,933,907	9,025,515
Billings to date	(1,225,823)	(5,052,982)
	$2,708,084	$3,972,533

	2009	2008
Included in accompanying balance sheets
Under the following caption:
Costs and estimated earnings in excess
of billings on uncompleted contracts	$2,708,084	$3,972,533

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 6 - Inventories

Inventories consist of:

	2009		2008

Raw materials	$1,848,620		$1,396,960
Work-in-process	2,388,115	*	1,713,953
Finished goods	181,403		181,403

	$4,418,138		$3,292,316
The Company has no inventory reserves in 2009 or 2008.

*Includes $1,150,000 of equipment returned from terminated contract which was valued at the lower of cost or market. (See Note 18)

Note 7 – Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:

	2009	2008
Land	$1,135,000	$1,135,000
Buildings	4,507,366	4,507,366
Building improvements	2,105,781	2,073,220
Machinery and equipment	1,886,564	1,786,117
Furniture and fixtures	341,245	337,605
Computer equipment	414,420	327,566
Transportation equipment	109,969	109,969
Lab equipment	444,637	686,937
Totals at cost	10,944,982	10,963,780
Less:Accumulated depreciation and amortization	(3,353,619)	(2,934,891)
	$7,591,363	$8,028,889

Depreciation and amortization expense (1)	$580,238	$522,925

(1) Includes amortization expense of $161,510 and $172,322 for the years ending December 31, 2009 and 2008, respectively. Such amortization expense relates to other capitalized and intangible assets

During the year ended December 31, 2009, certain Lab Equipment that was built in the year ended December 31, 2008 was transferred out of fixed assets and sold to a customer.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 8 – Intangible Assets

Intangible assets as of December 31, are summarized as follows:

2009
Intangible Assets	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net of Accumulated Amortization

Licensing Agreement	5	$10,000	$10,000	$0
Patents & Copyrights	14	46,243	23,359	22,884
Intellectual Property	15	100,000	56,670	43,330
Certifications	3	58,722	53,053	5,669
Other	5	21,492	21,492	0

Totals		$236,457	$164,574	$71,883

2008

Intangible Assets	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net of Accumulated Amortization

Licensing Agreement	5	$10,000	$10,000	$0
Patents & Copyrights	14	41,021	21,827	19,194
Intellectual Property	15	100,000	50,003	49,997
Certifications	3	58,722	38,090	20,632
Other	5	21,492	21,492	0

Totals		$231,235	$141,412	$89,823

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of December 31 is as follows:

Year Ended
2010	$ 13,999
2011	8,330
2012	8,330
2013	8,325
2014	6,663
Thereafter	26,236

Total	$ 71,883

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 9 – Financing Arrangements

The Company has a $5 million three-year revolving credit facility with a bank permitting it to borrow on a revolving basis until May 1, 2011. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR rate plus 2.00% or (ii) the bank’s Prime Rate minus .25%. Although, there were no amounts outstanding on the facility as of December 31, 2009 and 2008, the Company had utilized $354,000 and $500,000 of the credit facility at December 31, 2009 and December 31, 2008, respectively, to purchase equipment which was converted into term loans and reduced the funds available from the credit facility by those same amounts. The prime rate was 3.25% at December 31, 2009 and 2008. In 2008, the Company borrowed $340,000 to purchase equipment, which was converted into a 5 year term loan at 5.68%.

Note 10 – Long-term Debt

Long-term debt consists of the following:

	2009	2008
CAPITAL ONE BANK $805,000 mortgage payable secured by real property, building and improvements in Saugerties, New York; payable in equal monthly installments of $5,903 including interest at 6.2% per annum; entire principal comes due in July 2018.	$775,235	$796,610

GENERAL ELECTRIC CAPITAL CORPORATION $2,700,000 mortgage payable secured by real property, building and improvements at 1860 Smithtown Avenue, Ronkonkoma, NY; payable in monthly installments of $22,285 including interest at 5.67% per annum; pursuant to an installment sale agreement with the Town of Islip Industrial Development Agency; final payment due March 2017	1,586,666	1,758,786

CAPITAL ONE BANK $1,000,000 mortgage payable secured by real property and building at 979 Marconi Avenue, Ronkonkoma, NY, payable in monthly installments of $7,023 including interest at 5.67% per annum, pursuant to an installment sale agreement with the Town of Islip Industrial Development Agency; entire principal comes due in March 2018.	951,019	979,722

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

	2009	2008
CAPITAL ONE BANK $500,000 mortgage payable secured by real property and building at 979 Marconi Avenue, Ronkonkoma, NY, payable in monthly installments of $2,992 including interest at 3.67% for the first four years and will be adjusted beginning March 1, 2012; pursuant to an installment Sale agreement with the Town of Islip Industrial Development Agency. The entire principal comes due in March 2018.	$469,993	$487,425

CAPITAL ONE BANK Sixty month installment note, payable in monthly installments of $1,776, including interest at 6.75% per annum; final payment due January 2011, collateralized by certain equipment.	23,826	42,787

CAPITAL ONE BANK Sixty month installment note, payable in monthly installments of $2,770, including interest at 7.01 per annum; final payment due April 2012, collateralized by certain equipment.	71,452	98,561

CAPITAL ONE BANK Sixty month installment note payable in monthly installments of $6,536 including interest at 5.68% per annum; final payment due August 2013, collateralized by certain equipment.	258,674	320,263
Totals	4,136,865	4,484,153
Less: Current maturities	368,041	348,521
Long-term debt	$3,768,824	$4,135,632

Future maturities of long-term debt as of December 31, 2009 are as follows:
2010	$368,041
2011	372,394
2012	780,350
2013	330,563
2014	295,847
Thereafter	1,989,670
$ 4,136,865

As of December 31, 2009, we are in compliance with the terms of the covenants in both of the Capital One Bank and General Electric Capital Corporation loan agreements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 11 – Earnings per Share

The calculation of basic and diluted weighted average common shares outstanding is as follows:

	2009	2008
Weighted average common shares outstanding
basic earnings per share	4,760,749	4,737,459

Effect of potential common share issuance:
Stock options	47,158	32,310

Weighted average common shares outstanding
Diluted earnings per share	4,807,907	4,769,769

Outstanding options to purchase 313,000 and 335,000 shares at December 31, 2009 and December 31, 2008, respectively, were not included in the diluted earnings per share calculation, because the exercise price was higher than the average market price however, these options may dilute the earnings per share calculation in future periods.

Note 12 – Income Taxes

For the year ended December 31, 2009, the Company has reduced its benefit for income taxes recorded due to the uncertainty of full utilization of certain deferred tax assets related to capital loss carryforwards and New York State investment tax credits. At December 31, 2009, the Company had approximately $251,000 of capital loss carryforwards, $806,000 of New York State investment tax credit carryforwards and $596,000 of federal research and development tax credits.

If not utilized, the capital loss carryover will expire in 2014, the investment tax credits expire from 2010 through 2025 and the research and development tax credits expire from 2026-2029. Based on the available objective evidence, including the Company’s history of taxable income and the character of that income, management believes it is more likely than not that these components of the Company’s deferred tax assets will not be fully utilized. Accordingly, the Company provided for a partial valuation allowance against its total net deferred tax assets at December 31, 2009 and 2008 of approximately $787,000 and $672,000 attributable to these components.

The (benefit) for income taxes includes the following:

	2009	2008
Current:
Federal	$197,079	$96,730
State	18,425	17,547
Total Current Tax Provision Deferred:	215,504	114,277
Federal	(279,203)	(812,152)
State	16,063	342,438
Total Deferred Tax Provision	(263,140)	(469,714)
Income tax (benefit) expense	$(47,636)	$(355,437)

The tax effects of temporary differences giving rise to significant portions of deferred taxes are as follows:

	2009	2008

Allowance for doubtful accounts	$23,988	$36,225
Inventory capitalization	190,250	105,857
Deferred revenue	-	(211,663)
Net operating loss carryforwards	-	131
Depreciation and amortization	(370,063)	(201,172)
Investment tax credits	806,495	806,495
Research & development tax credits	595,634	521,415
Compensation costs	340,269	288,146
Vacation accrual	184,627	148,558
Capital loss carryforward	105,474	4,490
Gross deferred tax asset	1,876,674	1,498,482
Less valuation allowance	(786,969)	(671,917)
Net deferred tax asset	$1,089,705	$826,565

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income for the years ended December 31, 2009 and 2008 due to the following:

	2009	2008

Tax expense computed at federal statutory rate	(34%)	(34%)
State taxes, net of federal tax effect	(8%)	(8%)
Tax credits utilized in current year	105%	25%
Federal current and deferred tax rate differential	(124%)	(7%)
Research, development and investment tax credits earned	135%	393%
Permanent differences	16%	2%
Capital loss carryforwards	38%	0%
Other	(4%)	(4%)
Valuation allowance	(88%)	(243%)
Effective benefit (expense) rate	36%	128%

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

NOTE 13 – Stock Option Plans

1989 Non-Qualified Stock Option Plan

On June 15, 1989, the Company instituted a non-qualified stock option plan (the “Plan”). In connection therewith, 700,000 shares of the Company’s common stock were reserved for issuance pursuant to options that may be granted under the Plan through June 30, 2009. All options granted vest over a four-year period and expire between five to seven years after the date of grant. In 2009, the Company did not grant any options under this Plan. This 1989 Non-Qualified Stock Option Plan expired in June 2009.

In 2008, the Company did not grant any options under this Plan.

2001 Non-Qualified Stock Option Plan

In November 2006, the Company registered a non-qualified stock option plan that the shareholders had approved in July 2001, covering key employees, officers, directors and other persons that may be considered as service providers to the Company. Options will be awarded by the Board of Directors or by a committee appointed by the Board. Under the plan, an aggregate of 300,000 shares of Company common stock, $.01 par value, are reserved for issuance or transfer upon the exercise of options which are granted. Unless otherwise provided in the option agreement, options granted under the plan shall vest over a four year period commencing one year from the anniversary date of the grant. The stock option plan shall terminate on July 22, 2011. The Company did not grant any options under this Plan in 2009 or 2008.

2007 Share Incentive Plan

On December 12, 2007, shareholders approved the Company’s 2007 Share Incentive Plan (“Incentive Plan”), in connection therewith, 750,000 shares of the Company’s common stock are reserved for issuance pursuant to options or restricted stock that may be granted under the Incentive Plan through December 12, 2017. On September 24, 2008 16,000 shares of the Company’s common stock were granted and issued to six employees. In 2009 12,325 shares of the Company’s common stock were granted and issued to the Company’s five outside directors.

The purchase price of the common stock under each option plan shall be determined by the Committee, provided, however, that such purchase price shall not be less than the Fair Market Value of the Shares on the date such option is granted. The stock options generally expire seven to ten years after the date of grant.

A summary of the stock option activity related to the 1989 and 2001 Stock Option Plans for the period from January 1, 2008 through December 31, 2009 is as follows.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

1989 Non-Qualified Stock Option Plan

	Beginning Balance Outstanding	Granted During Period	Exercised During Period	Canceled During Period	Ending Balance Outstanding	Exercisable
Exercisable

Year ended December 31, 2008
Number of shares	280,250	-0-	15,000	34,000	231,250	186,625
Weighted average exercise price per share	$3.36	$ -0-	$1.40	$3.10	$3.52	$3.37
Year ended December 31, 2009
Number of shares	231,250	-0-	-0-	-0-	231,250	213,500
Weighted average exercise price per share	$ 3.52	-0-	-0-	-0-	$3.52	$3.42

2001 Non-Qualified Stock Option Plan

	Beginning Balance Outstanding	Granted During Period	Exercised During Period	Canceled During Period	Ending Balance Outstanding	Exercisable
Exercisable

Year ended December 31, 2008
Number of shares	184,750	-0-	-0-	-0-	184,750	80,000
Weighted average exercise price per share	$ 3.99	$ -0-	$ -0-	$ -0-	$ 3.99	$ 3.65
Year ended December 31, 2009
Number of shares	184,750	-0-	-0-	-0-	184,750	120,000
Weighted average exercise price per share	$3.99	-0-	-0-	-0-	$3.99	$ 3.65

The number of stock options that were in excess of the market value at December 31, 2009 was 110,000. The number of stock options that were below the market value at December 31, 2009 was 306,000.

The following table summarizes information about the outstanding and exercisable options at December 31, 2009.

Options Outstanding					Options Exercisable
		Weighted
		Average	Weighted			Weighted
		Remaining	Average			Average
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price Range	Outstanding	Life	Price	Value	Exercisable	Price	Value

$1.25-$1.99	33,500	.73 years	$1.40	$92,125	33,500	$1.40	$92,125
$2.00-$2.99	37,500	2.46 years	$2.26	$70,875	37,500	$2.26	$70,875
$3.00-$3.50	10,000	3.47 years	$3.00	$11,500	7,500	$3.00	$ 8,625
$3.51-$4.00	120,000	7.95 years	$3.65	$60,000	120,000	$3.65	$60,000
$4.01-$4.50	105,000	2.70 years	$4.10	$ 5,250	105,000	$4.10	$ 5,250
$4.51-$5.00	100,000	7.78 years	$4.62	$0	25,000	$4.62	$0
$5.01-$6.00	10,000	4.08 years	$5.90	$0	5,000	$5.90	$0

The intrinsic value of the 15,000 options exercised during the year ended December 31, 2008 was $27,000. No options were exercised in 2009.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

During the years ended December 31, 2009 and 2008, the Company recorded into selling and general administrative expense approximately $167,000 and $263,000, for the cost of employee services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of ASC 718.

The fair value was estimated by using the Black-Scholes option-pricing model which took into account as of the grant date, the exercise price and the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. The following is the average of the data used for the following items. There were no options granted in 2008 or 2009.

Note 14 – Defined Contribution Plan

On August 1, 1998, the Company adopted a 401(k) Plan for the benefit of all eligible employees. All employees as of the effective date of the 401(k) Plan became eligible. An employee who became employed after August 1, 1998, would become a participant after three months of continuous service.

Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are optional. During the years ended December 31, 2009 and 2008 the Company incurred administrative costs totaling $3,783 and $2,038 respectively. No employer contribution has been made for 2009 and 2008.

Note 15 – Significant Risks and Uncertainties

Cash and Cash Equivalents

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at December 31, 2009 and at December 31, 2008 was approximately $377,000 and $3,805,000, respectively.

Export Sales

Export sales to unaffiliated customers represented approximately 14% and 23% of sales for the years ended December 31, 2009 and 2008, respectively. Export sales in both 2009 and 2008 were primarily to customers in Europe and Asia. All contracts are denominated in U.S. dollars. The Company does not enter into any foreign exchange contracts.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 16 – Related Party Transactions

The general counsel for the Company is also a director. The Company incurred legal fees for his professional services of approximately $65,000 and $90,000 for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009 and 2008, the Company owed the general counsel approximately $65,000 and $90,000 respectively.

Note 17 – Segment Reporting

The Company adopted ASC 280, “Segment Reporting.” The Company operates through (3) segments, CVD, SDC and Conceptronic. The CVD division is utilized for silicon, silicon germanium, silicon carbide and gallium arsenide processes.  SDC is the Company’s ultra-high purity manufacturing division in Saugerties, New York.  Conceptronic is a manufacturer of Surface Mount Technology equipment. The accounting policies of CVD, SDC and Conceptronic are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based on several factors, of which the primary financial measure is earnings before taxes.

The following table presents certain information regarding the Company’s segments as of December 31, 2009 and for the year then ended:

	CVD	SDC	Conceptronic	Eliminations	Consolidated
Assets	$22,503,703	$2,742,836	$1,129,404	$(4,710,952)	$21,664,991

Revenue	$7,530,259	$3,065,804	$923,577	$(944,621)	$10,575,019
Interest Expense	175,029	50,790	22,897		248,716
Depreciation and amortization	492,384	74,796	13,058		580,238
Capital Expenditures	162,037	70,046	-		232,083
Pretax earnings (loss)	834,198	(302,396)	(400,414)		131,388

The following table presents certain information regarding the Company’s segments as of December 31, 2008 and for the year then ended:

	CVD	SDC	Conceptronic	Eliminations	Consolidated
Assets	$24,976,459	$3,747,201	$1,574,016	$(5,007,326)	$25,290,350

Revenue	$10,831,186	$5,423,661	$2,603,127	$(711,233)	$18,146,741
Interest Expense	124,635	50,314	54,051	-	229,000
Depreciation and amortization	437,278	69,962	15,685	-	522,925
Capital Expenditures	3,272,212	106,954	2,251	-	3,381,417
Pretax earnings (loss)	6,875	621,589	(582,120)	-	276,344

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

Note 18 - Commitments and Contingencies

Legal Proceedings

On September 18, 2007 a settlement was reached between the Company and PrecisionFlow Technologies, Inc. of the pending litigation. Under the terms of the settlement, all claims and counterclaims asserted by the parties in previously filed lawsuits were discontinued in consideration of which the Company will receive payments totaling $541,600 to be paid over a specific timetable as defined. As of December 31, 2009, we have received $458,300.

In June 2008, the Company commenced an action against a third party in the Supreme Court of the State of New York, Suffolk County. By that action, the Company sought to recover $154,161 for manufacturing engineering services and system fabrication; spare parts; and reimbursable expenses. Subsequently, the defendant removed the action to the United States District Court for the Eastern District of New York. Once in Federal Court, the customer asserted various counterclaims. A settlement of the actions was agreed to in late 2009 and executed in February 2010.

On January 26, 2010, the Company commenced an action against Taiwan Glass Industrial Corp. and Mizuho Corporate Bank in the United States District Court for the Southern District of New York. By that action, the Company seeks monetary damages ($5,816,000) for breach of contract against Taiwan Glass Industrial Corp., which the Company believes had no legal basis for unilaterally refusing to accept and pay for specially manufactured equipment shipped by the Company, and against Mizuho Corporate Bank for failing to pay the second installment on a letter of credit issued by Mizuho Corporate Bank on behalf of TG. Mizuho Corporate Bank has denied the allegations and Taiwan Glass Industrial Corp. has not yet responded to the Company's complaint. However, Taiwan Glass Industrial Corp. has claimed that the Company must pay them the sum of $3,564,000 for alleged breach of contract. The Company is vigorously pursuing its claim.

As a result of the above-mentioned dispute with Taiwan Glass, the accounting treatment the Company applied was to unwind the contract since revenue recognition rules under generally accepted accounting principles in the United States of America were not met. With this accounting treatment we recorded the sum of the retained initial payment ($3,564,000) and the estimated lower of cost or market basis of the returned equipment ($1,150,000) as an offset to the production costs of the specially manufactured equipment ($4,027,000). The result of unwinding the Taiwan Glass contract in the fourth quarter of 2009 was to reduce the CVD division revenue by $3,564,000 and our cost of revenue by $4,714,000