Form 10-Q
period 2010-03-31
CVD EQUIPMENT CORP
filed 2010-05-17
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2010
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,778,325 shares of Common Stock, $0.01 par value at May 11, 2010.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	March 31, 2010 (Unaudited)	December 31, 2009*
ASSETS
Current Assets:
Cash and cash equivalents	$1,925,045	$3,119,731
Accounts receivable, net	3,125,643	2,130,196
Cost and estimated earnings in excess of billings on uncompleted contracts	2,389,677	2,708,084
Inventories	4,693,266	4,418,138
Deferred income taxes – current	382,347	378,412
Other current assets	268,891	213,593
Total Current Assets	12,784,869	12,968,154

Property, plant and equipment, net	7,614,978	7,591,363

Deferred income taxes – non-current	730,540	711,293

Other assets	283,941	327,968

Intangible assets, net	64,470	66,213

Total Assets	$21,478,798	$21,664,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$371,285	$368,041
Accounts payable and accrued expenses	1,920,255	1,820,890
Accrued professional fees – related party	15,000	64,521
Deferred revenue	52,563	151,514
Total Current Liabilities	2,359,103	2,404,966

Long-term debt, net of current portion	3,675,097	3,768,824
Total Liabilities	6,034,200	6,173,790

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock - $0.01 par value – 10,000,000 shares authorized; issued and outstanding, 4,778,325 at March 31, 2010 and 4,761,825 at December 31, 2009	47,783	47,618
Additional paid-in-capital	10,137,422	10,093,761
Retained earnings	5,259,393	5,349,822
Total Stockholders’ Equity	15,444,598	15,491,201

Total Liabilities and Stockholders’ Equity	$21,478,798	$21,664,991
* Derived from audited financial statements for the year ended December 31, 2009 (see Form 10-K filed on March 31, 2010 with the Securities and Exchange Commission).

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31
	2010	2009
Revenue	$3,721,849	$3,984,741

Cost of revenue	2,615,303	2,957,713

Gross profit	1,106,546	1,027,028

Operating expenses
Selling and shipping	211,655	166,964
General and administrative	933,183	944,841
Related party – professional fees	15,000	25,000
Total operating expenses	1,159,838	1,136,805

Operating (loss)	(53,292)	(109,777)

Other income (expense)
Interest income	2,372	11,670
Interest expense	(58,716)	(64,755)
Other income (expense)	5,725	(1,700)
Total other (expense)	(50,619)	(54,785)

(Loss) before income taxes	(103,911)	(164,562)

Income tax benefit	13,482	78,214

Net (loss)	$(90,429)	$(86,348)

Basic and diluted (loss) per common share	$(0.02)	$(0.02)

Weighted average common shares outstanding basic and diluted	4,775,575	4,759,296

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31
	2010	2009
Cash flows from operating activities
Net (loss)	$(90,429)	$(86,348)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	43,826	43,344
Depreciation and amortization	152,667	145,393
Deferred tax benefit	(23,182)	(73,023)
Bad debt provision	1,424	(7,616)
Changes in operating assets and liabilities
Accounts receivable	(996,871)	439,671
Cost in excess of billings on uncompleted contracts	318,407	198,439
Inventories	(275,128)	119,393
Other current assets	(55,298)	(65,939)
Accounts payable and accrued expenses	49,843	(654,084)
Deferred revenue	(98,951)	(23,708)
Net cash (used in) provided by operating activities	(973,692)	35,522

Cash flows from investing activities:
Capital expenditures	(130,510)	(109,980)
Net cash (used in) investing activities	(130,510)	(109,980)

Cash flows from financing activities:
Payments of long-term debt
Net cash (used in) financing activities	(90,484)	(85,454)
	(90,484)	(85,454)
Net (decrease) in cash and cash equivalents	(1,194,686)	(159,912)

Cash and cash equivalents at beginning of period	3,119.731	5,721,369
Cash and cash equivalents at end of period	$1,925,045	$5,561,457

Supplemental disclosure of cash flow information:
Income taxes paid	$13,338	$5,000
Interest paid	$58,716	$64,755

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:                      BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

The balance sheet as of December 31, 2009 has been derived from the audited financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, including the accounting policies followed by the Company as set forth in Note 2 to the consolidated financial statements in the December 31, 2009 Form 10-K.

All material intercompany transactions have been eliminated in consolidation. In addition, certain reclassifications have been made to prior period financial statements to conform to the current year presentation.

Subsequent events have been evaluated through the filing date of this Quarterly Report on Form 10-Q.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In January 2010, the FASB issued updated accounting guidance related to fair value measurements and disclosures which amends and clarifies existing disclosure requirements. This updated accounting guidance requires new disclosures related to amounts transferred into and out of Level 1 and 2 fair value measurements as well as separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements. This guidance also clarifies existing fair value disclosure requirements related to the level of disaggregation and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2010, the FASB issued an additional accounting pronouncement that amended certain requirements for subsequent events (FASB ASC Topic 855), which requires an SEC filer or a conduit bond obligor to evaluate subsequent events through the date the financial statements are available to be issued and removes the previous requirement to disclose the date through which subsequent events have been evaluated. The amended amendments were effective on issuance of the final pronouncement. The adoption of this pronouncement had no effect on our consolidated financial statements.

In September 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Multiple-Deliverable Revenue Arrangements, and ASU 2009-14, Certain Revenue Arrangements That Include Software Elements – a consensus of the FASB Emerging Issues Task Force, to amend the existing revenue recognition guidance. ASU 2009-13 amends ASC 605, Revenue Recognition, 25, “Multiple-Element Arrangements” (formerly EITF Issue 00-21, “Revenue Arrangements with Multiple Deliverables”), as follows: modifies criteria used to separate elements in a multiple-element arrangement, introduces the concept of “best estimate of selling price” for determining the selling price of a deliverable, established a hierarchy of evidence for determining the selling price of a deliverable, requires use of the relative selling price method and prohibits use of the residual method to allocate arrangement consideration among units of accounting, and expands the disclosure requirements for all multiple-element arrangements within the scope of ASC 605-25.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ASU 2009-14 amends the scope of ASC 985, Software, 605, “Revenue Recognition” (formerly AICPA Statement of Position 97-2, Software Revenue Recognition), to exclude certain tangible products and related deliverables that contain embedded software from the scope of this guidance. Instead, the excluded products and related deliverables must be evaluated for separation, measurement, and allocation under the guidance of ASC 605-25, as amended by ASU 2009-13. The amended guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. An entity may elect retrospective application to all revenue arrangements for all periods presented using the guidance in ASC 250, Accounting Changes and Error Corrections. Entities must adopt the amendments resulting from both of these ASUs in the same period using the same transition method, where applicable. Management is reviewing ASU 2009-13 and ASU 2009-14 for applicability to the Company’s revenue recognition policies. The Company will adopt this standard for our fiscal year beginning January 1, 2011.

NOTE 3:                      CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in certificates of deposit, treasury bills and money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain stability and liquidity. From time to time these temporary cash investments may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at March 31, 2010 and December 31, 2009 was approximately $501,000 and $377,000, respectively. The Company sells products and services to various companies across several industries in the ordinary course of business. The Company assesses the financial strength of its customers and maintains allowances for anticipated losses.

NOTE 4:                      UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:

	March 31, 2010 (Unaudited)	December 31, 2009

Costs incurred on uncompleted contracts	$1,550,419	$1,504,137
Estimated earnings	1,861,466	2,429,770
	3,411,885	3,933,907
Billings to date	(1,022,208)	(1,225,823)
Cost and estimated earnings in excess of
billings on uncompleted contracts	$2,389,677	$2,708,084

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5:                      INVENTORIES

Inventories consist of:

	March 31, 2010 (Unaudited)	December 31, 2009

Raw materials	$1,860,763	$1,848,620
Work-in-process	2,612,318	2,388,115
Finished goods	220,185	181,403

	$4,693,266	$4,418,138

NOTE 6:                      FAIR VALUE MEASUREMENTS

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

The following table summarizes, for each major category of assets and liabilities, the respective fair value and the classification by level of input within the fair value hierarchy:

	March 31, 2010								December 31, 2009
Description	Level (1)		Level (2)		Level (3)		Total		Level (1)		Level (2)		Level (3)		Total
Assets:
Cash equivalents		$1,770,965	$	---	$	---		$1,770,965		$1,795,622	$	---	$	---		$1,795,622

Total Liabilities	$	---	$	---	$	---	$	---	$	---	$	---	$	---	$	---

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7:                      BAD DEBTS

Accounts receivable are presented net of an allowance for doubtful accounts of $58,540 and $57,116 as of March 31, 2010 and December 31, 2009, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

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

The amount available under this agreement was $4,674,000 as of March 31, 2010 as the Company has utilized approximately $326,000 of this facility in the form of equipment term loans. As of March 31, 2010, the Company is in full compliance with the terms of the Revolving Credit Agreement.

NOTE 9:                      STOCK-BASED COMPENSATION EXPENSE

During the three months ended March 31, 2010 and March 31, 2009, as per ASC 718, Stock Compensation, the Company recorded as part of selling and general administrative expense, approximately $44,000 and $43,000 respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10:                      INCOME TAXES

The income tax (benefit) provision for income taxes includes the following:

	Three Months Ended March 31,
	2010	2009

Current:
Federal	$1,500	$-
State	8,200	-
Total Current Provision	9,700	-
Deferred:
Federal	$(18,767)	$(67,212)
State	(4,415)	(11,002)
Total deferred (benefit)	(23,182)	(78,214)
Income tax (benefit)	$(13,482)	$(78,214)

In 2006, the Company was required to change its accounting method for tax purposes from the completed contract method to the percentage of completion method. Under the provisions of the Internal Revenue Code, the Company elected to report the additional deferred revenue, for tax reporting purposes, of approximately $2,000,000, or approximately $500,000 per year, ratably over the four year period ended December 31, 2009.

NOTE 11:                      EARNINGS PER SHARE

As per ASC 260, basic earnings per share are computed by dividing net earnings available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period presented. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Stock options to purchase 442,550 shares of common stock were outstanding and 342,640 were exercisable during the three months ended March 31, 2010. Stock options to purchase 416,000 shares were outstanding and 279,125 were exercisable during the three months ended March 31, 2009. During the three months ended March 31, 2010 and the three months ended March 31, 2009, potentially dilutive shares of 63,807 and 36,647 respectively, were not included in the computation of diluted earnings per share because their effects would have been antidilutive. These securities may be dilutive to the earnings per share calculation in the future.

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

The following table sets forth our computation of basic and diluted net income per share:

	Three months ended March 31,
	2010	2009
Numerator:
Net (loss) used in calculation of basic
and diluted earnings per share	$(90,429)	$(86,348)
Denominator:
Weighted-average common shares outstanding
Used in calculation of basic and diluted earnings per share	4,775,575	4,759,296

Net (loss) per share:
Basic and diluted	$(0.02)	$(0.02)

Note 12:                      LEGAL PROCEEDINGS

In June 2008, the Company commenced an action against a third party in the Supreme Court of the State of New York, Suffolk County. By that action, the Company sought to recover approximately $154,000 for manufacturing engineering services and system fabrication; spare parts; and reimbursable expenses. Subsequently, the defendant removed the action to the United States District court for the Eastern District of New York. Once in Federal Court, the defendant asserted several counterclaims. A settlement was agreed to in late 2009 and executed in February 2010.

On January 26, 2010, the Company commenced an action against Taiwan Glass Industrial Corp and Mizuho Corporate Bank in the United States District Court for the Southern District of New York. By that action, the Company seeks monetary damages ($5,816,000) against Taiwan Glass Industrial Corp. for breach of contract and against Mizuho Corporate Bank for failing to pay the second installment on a letter of credit issued by Mizuho Corporate Bank.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 12:                      LEGAL PROCEEDINGS (continued)

The Company believes that Taiwan Glass Industrial Corp. has no legal basis for unilaterally refusing to accept and pay for equipment specially manufactured for them and shipped to them by the Company and that Mizuho Corporate Bank was obligated to make the payment which it has failed and refused to make to the Company. Taiwan Glass Industrial Corp. and Mizuho Corporate Bank have each interposed an answer denying these allegations and Taiwan Glass Industrial Corp. has interposed counterclaims seeking unspecified monetary damages. The Company is vigorously pursuing its claims against both defendants and defending against the counterclaims interposed by Taiwan Glass Industrial Corp.

Note 13                      SEGMENT REPORTING

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

2010	CVD	SDC	Conceptronic	Eliminations *	Consolidated
Revenue	$2,451,448	$1,398,358	$209,509	$(337,466)	$3,721,849
Pretax (loss)/income	(318,735)	173,927	40,897		(103,911)
2009
Revenue	$2,739,570	$1,115,335	$195,236	$(65,400)	$3,984,742
Pretax (loss)	(33,875)	(2,229)	(128,458)		(164,562)

*All elimination entries represent intersegment revenues eliminated in consolidation for external financial reporting.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Three Months Ended March 31, 2010 vs. Three Months Ended March 31, 2009

Revenue

Revenue for the three month period ended March 31, 2010 was approximately $3,722,000 as compared to $3,985,000 for the three month period ended March 31, 2009, a decrease of 6.6%.  We attribute this decrease to delays and reductions in capital expenditures by potential customers due to unfavorable economic conditions.

Gross Profit

We generated gross profits of approximately $1,107,000, resulting in a gross profit margin of 29.7%, for the three months ended March 31, 2010 as compared to gross profits of approximately $1,027,000 and a gross profit margin of 25.8%, for the three months ended March 31, 2009. The increase in gross profit is primarily attributable to management’s efforts to streamline our engineering and production personnel in order to achieve greater efficiencies. We continue to support the expansion of the Application Laboratory and new product development in the Nanomaterials, Energy, Solar and Semiconductor fields.

Selling, General and Administrative Expenses

Selling and shipping expenses for the three months ended March 31, 2010 and 2009 were approximately $212,000 and $167,000, respectively, representing an increase of 26.9% compared to the prior period. This increase can be primarily attributed to greater commissions earned as a result of the completion and shipment of several systems during the current period as well as the allocation of certain costs to sales.

We incurred approximately $948,000 of general and administrative expenses during the three months ended March 31, 2010, compared to approximately $970,000 incurred during the three months ended March 31, 2009 representing a decrease of 2.3%.

Operating Loss

As a result of the foregoing factors, we incurred an operating loss of approximately $53,000 for the three months ended March 31, 2010 compared with an operating loss of $110,000 for the three month period ended March 31, 2009. Although revenues for the current three month period were lower than the respective period one year ago, management’s efforts to reduce costs enabled us to minimize our operating loss.

Interest Expense, Net

Interest income for the three months ended March 31, 2010 was approximately $2,000 compared to approximately $12,000 for the three months ended March 31, 2009. This decrease is a result of a reduction in available cash as well as investing cash in more conservative investments such as short-term Treasury Bonds and Certificates of Deposit, with lower returns than it previously received on Money Market Funds. Interest expense for the three months ended March 31, 2010 was approximately $59,000 compared to approximately $65,000 for the three months ended March 31, 2009. The primary sources of this interest expense are the mortgages on the three buildings that we own.

Income Taxes

For the three months ended March 31, 2010 we recorded current income tax expense of approximately $10,000 that was offset by the realization of deferred tax benefits of $23,000. For the three months ended March 31, 2009, we recorded no current income tax expense and realized deferred tax benefits of approximately $78,000.

Net (Loss)

We reported a net loss of approximately $90,000 for the three month period ended March 31, 2010 compared to a net loss of $86,000 for the same period in 2009.

Liquidity and Capital Resources

As of March 31, 2010, we had aggregate working capital of approximately $10,426,000 and cash and cash equivalents of $1,925,000, compared to $10,563,000 and $3,120,000 at December 31, 2009, a decrease of $137,000 and $1,195,000, respectively. The decrease in cash and cash equivalents was primarily the result of funding the increase in accounts receivable and inventory.

Accounts receivable, net, as of March 31, 2010 was $3,126,000 compared to $2,130,000 as of December 31, 2009. This increase is attributable to the timing of shipments and customer payments.

As of March 31, 2010, our backlog was approximately $2,101,000, a decrease of $448,000, or 17.6%, compared to $2,549,000 at December 31, 2009. However, during the current period (January 1, 2010 thru March 31, 2010) we received 17.5% more orders than we received during the same period one year ago. Timing for completion of the backlog varies depending on the product mix and can be as long as two years. Included in the backlog are all accepted purchase orders with the exception of those that are included in percentage-of-completion. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

We believe that based on our historical growth rate, our cash and cash equivalents position at March 31, 2010 and available credit facilities, our funds at March 31, 2010 will be sufficient to meet our working capital and investment requirements for the next twelve months.

Off-Balance Sheet Arrangements.

We have no off-balance sheet arrangements at this time.

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

Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with our management, have determined that as of the end of the period covered by the Report on Form 10-Q, the disclosure controls and procedures were and are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

CVD EQUIPMENT CORPORATION

PART II

OTHER INFORMATION

Item 1.                                Legal Proceedings.

In June 2008, we commenced an action against a third party in the Supreme Court of the State of New York, Suffolk County. By that action, we sought to recover $154,161 for manufacturing and engineering services and system fabrication; spare parts; and reimbursable expenses. Subsequently, the defendant removed the action to the United States District Court for the Eastern District of New York. Once in Federal Court, the customer asserted various counterclaims. A settlement of the actions was agreed to in late 2009 and executed in February 2010.

On January 26, 2010, the Company commenced an action against Taiwan Glass Industrial Corp and Mizuho Corporate Bank in the United States District Court for the Southern District of New York. By that action, the Company seeks monetary damages ($5,816,000) against Taiwan Glass Industrial Corp. for breach of contract and against Mizuho Corporate Bank for failing to pay the second installment on a letter of credit issued by Mizuho Corporate Bank.

The Company believes that Taiwan Glass Industrial Corp. has no legal basis for unilaterally refusing to accept and pay for equipment specially manufactured for them and shipped to them by the Company and that Mizuho Corporate Bank was obligated to make the payment which it has failed and refused to make to the Company. Taiwan Glass Industrial Corp. and Mizuho Corporate Bank have each interposed an answer denying these allegations and Taiwan Glass Industrial Corp. has interposed counterclaims seeking unspecified monetary damages. The Company is vigorously pursuing its claims against both defendants and defending against the counterclaims interposed by Taiwan Glass Industrial Corp.

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                Defaults Upon Senior Securities.

None.

Item 4.                                (Removed and Reserved).

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

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of May 2010.

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