Form 10-Q
period 2010-06-30
CVD EQUIPMENT CORP
filed 2010-08-16
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2010
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,778,325 shares of Common Stock, $0.01 par value as of August 13, 2010.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

Index

Part I - Financial Information

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	June 30, 2010 (Unaudited)	December 31, 2009*
ASSETS
Current Assets:
Cash and cash equivalents	$4,742,299	$3,119,731
Accounts receivable, net	1,622,056	2,130,196
Cost and estimated earnings in excess
of billings on uncompleted contracts	1,047,673	2,708,084
Inventories	4,613,569	4,418,138
Deferred income taxes – current	401,290	378,412
Other current assets	295,562	213,593

Total Current Assets	12,722,449	12,968,154

Property, plant and equipment, net	7,632,228	7,591,363

Deferred income taxes – non-current	758,792	711,293

Other assets	280,371	327,968

Intangible assets, net	22,037	66,213

Total Assets	$21,415,877	$21,664,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$370,999	$368,041
Accounts payable and accrued expenses	1,770,693	1,820,890
Accrued professional fees – related party	60,000	64,521
Deferred revenue	37,566	151,514
	2,239,258	2,404,966
Long-term debt, net of current portion	3,584,332	3,768,824
Total liabilities	5,823,590	6,173,790

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock - $0.01 par value – 10,000,000 shares
authorized; issued and outstanding, 4,778,325 at
June 30, 2010 and 4,761,825 at December 31, 2009	47,783	47,618
Additional paid-in-capital	10,181,247	10,093,761
Retained earnings	5,363,257	5,349,822
Total Stockholders’ Equity	15,592,287	15,491,201

Total liabilities and stockholders’ equity	$21,415,877	$21,664,991

*  Derived from audited financial statements for the year ended December 31, 2009 (see Annual Report on Form 10-K filed on March 31, 2010 with the Securities and Exchange Commission).

The accompanying notes are an integral part of these consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$3,380,788	$3,442,457	$7,102,637	$7,427,198

Cost of revenue	2,157,975	2,412,037	4,773,278	5,369,750

Gross profit	1,222,813	1,030,420	2,329,359	2,057,448

Operating expenses
Selling and shipping	215,312	194,610	426,967	361,574
General and administrative	836,580	784,942	1,769,763	1,729,783
Related party – professional fees	45,000	25,000	60,000	50,000
Total operating expenses	1,096,892	1,004,552	2,256,730	2,141,357

Operating income (loss)	125,921	25,868	72,629	(83,909)
Other income (expense)
Interest income	2,006	10,919	4,378	22,589
Interest expense	(57,507)	(62,228)	(116,223)	(126,983)
Other income	3,000	13,390	8,725	11,690
Total other (expense)	(52,501)	(37,919)	(103,120)	(92,704)

Income (loss) before income taxes	73,420	(12,051)	(30,491)	(176,613)

Income tax benefit	30,444	22,601	43,926	100,815

Net income (loss)	$103,864	$10,550	$13,435	$(75,798)

Basic income (loss) per common share	$0.02	$0.00	$0.00	$ (0.02)

Diluted income (loss) per common share	$0.02	$0.00	$0.00	$(0.02)

Weighted average common shares outstanding basic	4,778,325	4,761,100	4,776,950	4,760,203

Effect of potential common share issuance: Stock options	34,682	47,612	40,666	--__

Weighted average common shares outstanding diluted	4,813,007	4,808,712	4,817,616	4,760,203

The accompanying notes are an integral part of these consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	2010	2009
Cash flows from operating activities
Net income (loss)	$13,435	$(75,798)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Stock-based compensation expense	87,652	86,690
Depreciation and amortization	305,284	294,978
Deferred tax benefit	(70,377)	(116,627)
Bad debt provision	(2,321)	(8,639)
Changes in operating assets and liabilities:
Accounts receivable	510,461	465,501
Cost and estimated earnings in excess of billings
on uncompleted contracts	1,660,411	(388,011)
Inventories	(195,431)	135,679
Other current assets	(81,969)	(71,573)
Deferred revenue	(113,948)	(21,521)
Accounts payable and accrued expenses	(54,717)	(682 400)
Net cash provided by (used in) operating activities	2,058,480	(381,721)

Cash flows from investing activities:
Capital expenditures	(254,377)	(239,938)
Net cash (used in) investing activities	(254,377)	(239,938)

Cash flows from financing activities:
Payments of long-term debt	(181,535)	(171,914)
Net cash (used in) financing activities	(181,535)	171,914)

Net increase (decrease) in cash and cash equivalents	1,622,568	(793,573)

Cash and cash equivalents at beginning of period	3,119,731	5,721,369

Cash and cash equivalents at end of period	$4,742,29	$4,927,796

Supplemental disclosure of cash flow information
Income taxes paid	$13,338	$5,000
Interest paid	$116,223	$126,982

The accompanying notes are an integral part of these consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:                      BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

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

ASU 2010-17 provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones that should be evaluated individually. The Company will adopt this standard for our fiscal year beginning January 1, 2011.

NOTE 3:                      CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in certificates of deposit, treasury bills and money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain stability and liquidity. From time to time these temporary cash investments may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at June 30, 2010 and December 31, 2009 was approximately $502,000 and $377,000, respectively. The Company sells products and services to various companies across several industries in the ordinary course of business. The Company assesses the financial strength of its customers and maintains allowances for anticipated losses.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4:                      UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:

	June 30, 2010	December 31, 2009
	(Unaudited)

Costs incurred on uncompleted contracts	$1,265,714	$1,504,137
Estimated earnings	1,464,696	2,429,770
	2,730,410	3,933,907
Billings to date	(1,682,737)	(1,225,823)
Cost and estimated earnings in excess of
billings on uncompleted contracts	$1,047,673	$2,708,084

NOTE 5:                      INVENTORIES

Inventories consist of:

	June 30, 2010	December 31, 2009
	(Unaudited)
Raw materials	$1,866,017	$1,848,620
Work-in-process	2,527,366	2,388,115
Finished goods	220,186	181,403

	$4,613,569	$4,418,138

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

The following table summarizes, for each major category of assets and liabilities, the respective fair value and the classification by level of input within the fair value hierarchy:

	June 30, 2010								December 31, 2009
Description	Level (1)		Level (2)		Level (3)		Total		Level (1)		Level (2)		Level (3)		Total
Assets:
Cash equivalents		$1,605,442	$	---	$	---		$1,605,442		$1,795,622	$	---	$	---		$1,795,622

Total Liabilities	$	---	$	---	$	---	$	---	$	---	$	---	$	---	$	---

NOTE 7:                      BAD DEBTS

Accounts receivable are presented net of an allowance for doubtful accounts of $54,795 and $57,116 as of June 30, 2010 and December 31, 2009, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8:                      LONG-TERM DEBT (continued)

The amount available under this agreement was $4,702,000 as of June 30, 2010 as the Company has utilized approximately $298,000 of this facility in the form of equipment term loans. As of June 30, 2010, the Company was in full compliance with the terms of the Revolving Credit Agreement.

NOTE 9:                      STOCK-BASED COMPENSATION EXPENSE

During the three and six months ended June 30, 2010 and June 30, 2009, as per ASC 718, Stock Compensation, the Company recorded as part of selling and general administrative expense, approximately $44,000 and $88,000 and $43,000 and $87,000 respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments.

NOTE 10:                      INCOME TAXES

The income tax (benefit) provision for income taxes includes the following:

	Six Months Ended June 30,
	2010	2009

Current:
Federal	$17,151	$8,845
State	9,300	6,967
Total Current Provision	26,451	15,812
Deferred:
Federal	$(47,257)	$(75,641)
State	(23,120)	(40,986)
Total deferred (benefit)	(70,377)	(116,627)
Income tax (benefit)	$(43,926)	$(100,815)

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

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed.  Adjustments for differences between our tax provisions and tax returns are recorded when identified, which is generally in the third or fourth quarter of our subsequent year.

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

Stock options to purchase 442,550 shares of common stock were outstanding and 351,775 were exercisable during the three and six months ended June 30, 2010. Stock options to purchase 416,000 shares were outstanding and 301,000 were exercisable during the three and six months ended June 30, 2009. During the six months ended June 30, 2009, potentially dilutive shares of 42,700 were not included in the computation of diluted earnings per share because their effects would have been antidilutive. These securities may be dilutive to the earnings per share calculation in the future.

The dilutive potential common shares on warrants and options is calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potential dilutive effect of the securities.

The following table sets forth our computation of basic and diluted net income per share:

	Three months ending June 30,		Six months ended June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss) used in calculation of basic
and diluted earnings per share	$103,864	$10,550	$13,435	$(75,798)
Denominator:
Weighted-average common shares outstanding
Used in calculation of basic earnings per share	4,778,325	4,761,100	4,776,950	4,760,203
Effect of dilutive securities	34,682	47,612	40,666	---
Weighted-average common shares used in calculation of diluted earnings per share
	4,813,007	4,808,712	4,817,616	4,760,203
Net income (loss) per share:
Basic and diluted	$0.02	$0.00	$0.00	$(0.02)

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

On January 26, 2010, the Company commenced an action against Taiwan Glass Industrial Corp and Mizuho Corporate Bank in the United States District Court for the Southern District of New York. By that action, the Company seeks monetary damages against Taiwan Glass. Industrial Corp. ($5,816,000) for breach of contract and against Mizuho Corporate Bank ($3,564,000) for failing to pay the second installment on a letter of credit issued by Mizuho Corporate Bank.

The Company believes that Taiwan Glass Industrial Corp. has no legal basis for unilaterally refusing to accept and pay for equipment specially manufactured for them and shipped to them by the Company and that Mizuho Corporate Bank was obligated to make the payment which it has failed and refused to make to the Company. Taiwan Glass Industrial Corp. and Mizuho Corporate Bank have each interposed an answer denying these allegations and Taiwan Glass Industrial Corp. has interposed counterclaims seeking unspecified monetary damages. There is a pending motion for summary judgment filed by Mizhuo Corporate Bank seeking dismissal of the claim as against it.  The Company is vigorously pursuing its claims against both defendants and defending against the counterclaims interposed by Taiwan Glass Industrial Corp.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Three Months Ended June 30,
2010	CVD	SDC	Conceptronic	Eliminations *	Consolidated
Revenue	$2,664,359	$459,339	$458,365	$(201,275)	$3,380,788
Pretax income/(loss)	242,845	(249,589)	80,164		73,420
2009
Revenue	$2,857,096	$612,353	$242,512	$(269,504)	$3,442,457
Pretax income/(loss)	148,263	(131,045)	(29,269)		(12,051)

Six Months Ended June 30,
2010	CVD	SDC	Conceptronic	Eliminations *	Consolidated
Revenue	$5,115,807	$1,857,697	$667,874	$(538,741)	$7,102,637
Pretax (loss)/income	(75,888)	(75,663)	121,060		(30,491)
2009
Revenue	$5,596,666	$1,727,688	$437,748	$(334,904)	$7,427,198
Pretax income/(loss)	114,389	(133,274)	(157,728)		(176,613)

*All elimination entries represent intersegment revenues eliminated in consolidation for external financial reporting.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: competition in our existing and potential future product lines of business; our ability to obtain financing on acceptable terms if and when needed; uncertainty as to our future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the Company. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected.  We assume no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.

Results of Operations

Three and Six Months Ended June 30, 2010 vs. Three and Six Months Ended June 30, 2009

Revenue

Revenue for the three and six months ended June 30, 2010 was approximately $3,381,000 and $7,103,000, respectively, as compared to $3,442,000 and $7,427,000, respectively, for the three and six months ended June 30, 2009, a decrease of 1.8% and 4.4%, respectively.

Gross Profit

We generated gross profits of approximately $1,223,000 and $2,329,000, respectively, for the three and six month periods ended June 30, 2010 resulting in gross profit margins of 36.2 % and 32.8%, respectively, as compared to gross profits of approximately $1,030,000 and $2,057,000, respectively, for the three and six month periods ended June 30, 2009 with gross profit margins of 29.9% and 27.7%, respectively. The increase in gross margins during the three and six months ended June 30, 2010 was primarily attributable to management’s efforts to streamline our engineering and production personnel in order to achieve greater efficiencies.

Selling, General and Administrative Expenses

Selling and shipping expenses for the three and six months ended June 30, 2010 were approximately $215,000 and $427,000, respectively. This represented increases of approximately 10.3% and 18.0%, respectively, as compared to selling and shipping expenses of $195,000 and $362,000, respectively, for the three and six months ended June 30, 2009. The increases for these respective periods can be primarily attributed to the allocation of certain costs.

We incurred approximately $882,000 and $1,830,000 of general and administrative expenses respectively, during the three and six months ended June 30, 2010, compared to approximately $810,000 and $1,780,000, respectively, incurred during the three and six months ended June 30, 2009. This represents increases of $72,000 or 8.9% and $50,000 or 2.8%, respectively, for the current periods compared to the same respective periods a year earlier. The increase can be primarily attributed to additional legal fees in connection with pending litigation and allocations of certain costs.

Operating Income

As a result of the foregoing factors, operating income was approximately $126,000 for the three months ended June 30, 2010, which represents an increase of 384.6% compared to operating income of $26,000 for the three month period ended June 30, 2009. We achieved operating income of approximately $73,000 for the six months ended June 30, 2010 compared to an operating loss of approximately $84,000 for the six months ended June 30, 2009.

Interest Expense, Net

Interest income for the three and six months ended June 30, 2010 was approximately $2,000 and $4,000, respectively, compared to approximately $11,000 and $23,000 for the three and six months ended June 30, 2009. This decrease is a result of investing cash in more conservative investments such as short-term treasury bonds and certificates of deposit, with lower returns than we previously received on money market funds. Interest expense for the three and six months ended June 30, 2010 was $58,000 and $116,000 respectively, compared to approximately $62,000 and $127,000 for the three and six months ended June 30, 2009. The primary source of this interest expense is from the mortgages on the three buildings that we own.

Other Income

Other income during the three and six months ended June 30, 2010 was approximately $3,000 and $9,000 respectively, compared to approximately $13,000 and $12,000, respectively, for the three and six months ended June 30, 2009. Other income is primarily comprised of the cash received by the Company when it sells excess scrap metal periodically throughout the year.

Income Taxes

For the six months ended June 30, 2010, we recorded a current income tax expense of approximately $26,000 that was reduced by the recognition of deferred tax benefits of approximately $70,000 which provided a net tax benefit for that period, compared to a current income tax expense of approximately $16,000 that was reduced by the recognition of the deferred tax benefits of approximately $117,000, which provided a net tax benefit for the six months ended June 30, 2009.

Net Income/(Loss)

We reported net income of approximately $104,000 and $13,000, respectively, for the three and six month periods ended June 30, 2010 compared to net income of approximately $11,000 and a net loss of approximately $76,000 for the three and six months ended June 30, 2009. The primary explanation for the increased income can be attributed to the increased gross profits achieved in the current periods as a result of the streamlining of personnel to achieve greater efficiencies.

Liquidity and Capital Resources

As of June 30, 2010, we had aggregate working capital of approximately $10,483,000 compared to $10,563,000 of working capital at December 31, 2009.  We had cash and cash equivalents of $4,742,000 compared to $3,120,000 at December 31, 2009, an increase of approximately $1,622,000. This increase in cash and cash equivalents was primarily the result of the timing of both shipments and customer payments on outstanding balances.

Accounts receivable, net as of June 30, 2010 was $1,622,000 compared to $2,130,000 as of December 31, 2009. This decrease is attributable to the timing of shipments and customer payments on balances outstanding.

As of June 30, 2010 our backlog was approximately $4,664,000, an increase of $2,115,000, or 83.0%, compared to $2,549,000 at December 31, 2009. The increase is an indication that the delays and reductions in capital expenditures that we have been experiencing due to unfavorable economic conditions is subsiding. The increase in backlog is a direct result of the increase in orders we have received in 2010. Timing for completion of the backlog varies depending on the product mix and can be as long as two years. Included in the backlog are all accepted purchase orders with the exception of those that are included in percentage-of-completion. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however, it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

We believe that based on our historical growth rate, our cash and cash equivalents position at June 30, 2010 and available credit facilities, our funds at June 30, 2010 will be sufficient to meet our working capital and investment requirements for the next twelve months.

Inflation

Inflation has not materially impacted the operations of our Company.

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

On January 26, 2010, the Company commenced an action against Taiwan Glass Industrial Corp and Mizuho Corporate Bank in the United States District Court for the Southern District of New York. By that action, the Company seeks monetary damages against Taiwan Glass Industrial Corp. ($5,816,000) for breach of contract and against Mizuho Corporate Bank ($3,564,000) for failing to pay the second installment on a letter of credit issued by Mizuho Corporate Bank.

The Company believes that Taiwan Glass Industrial Corp. has no legal basis for unilaterally refusing to accept and pay for equipment specially manufactured for them and shipped to them by the Company and that Mizuho Corporate Bank was obligated to make the payment which it has failed and refused to make to the Company. Taiwan Glass Industrial Corp. and Mizuho Corporate Bank have each interposed an answer denying these allegations and Taiwan Glass Industrial Corp. has interposed counterclaims seeking unspecified monetary damages. There is a pending motion for summary judgment filed by Mizuho Corporate Bank seeking dismissal of the claim as against it. The Company is vigorously pursuing its claims against both defendants and defending against the counterclaims interposed by Taiwan Glass Industrial Corp.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of August 2010.

CVD EQUIPMENT CORPORATION

By: /s/Leonard A. Rosenbaum
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