Form 10-Q
period 2010-09-30
CVD EQUIPMENT CORP
filed 2010-11-15
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2010
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,819,325 shares of Common Stock, $0.01 par value as of November 12, 2010.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	September 30, 2010
	(Unaudited)	December 31, 2009*
ASSETS
Current Assets:
Cash and cash equivalents	$4,406,418	$3,119,731
Accounts receivable, net	2,712,828	2,130,196
Cost and estimated earnings in excess
of billings on uncompleted contracts	769,950	2,708,084
Inventories	4,751,332	4,418,138
Deferred income taxes – current	256,349	378,412
Other current assets	257,435	213,593

Total Current Assets	13,154,312	12,968,154

Property, plant and equipment, net	7,594,583	7,591,363

Deferred income taxes – non-current	810,526	711,293

Other assets	198,782	327,968

Intangible assets, net	60,408	66,213

Total Assets	$21,818,611	$21,664,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$372,197	$368,041
Accounts payable and accrued expenses	1,939,868	1,820,890
Accrued professional fees – related party	90,000	64,521
Deferred revenue	104,008	151,514
	2,506,073	2,404,966
Long-term debt, net of current portion	3,490,744	3,768,824
Total liabilities	5,996,817	6,173,790

Commitments and contingencies	-	-

Stockholders’ Equity
Common stock - $0.01 par value – 10,000,000 shares
authorized; issued and outstanding, 4,811,825 at
September 30, 2010 and 4,761,825 at December 31, 2009	48,118	47,618
Additional paid-in-capital	10,267,418	10,093,761
Retained earnings	5,506,256	5,349,822
Total Stockholders’ Equity	15,821,792	15,491,201

Total liabilities and stockholders’ equity	$21,818,611	$21,664,991

*	Derived from audited financial statements for the year ended December 31, 2009 (see Annual Report on Form 10-K filed on March 31, 2010 with the Securities and Exchange Commission).

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$4,032,389	$3,556,782	$11,135,026	$10,983,980

Cost of revenue	2,612,352	2,123,899	7,385,630	7,493,649

Gross profit	1,420,037	1,432,883	3,749,396	3,490,331

Operating expenses
Selling and shipping	231,515	163,474	658,482	525,048
General and administrative	1,008,895	1,061,970	2,778,658	2,791,753
Related party – professional fees	30,000	25,000	90,000	75,000
Total operating expenses	1,270,410	1,250,444	3,527,140	3,391,801

Operating income	149,627	182,439	222,256	98,530

Other income (expense)
Interest income	1,467	6,246	5,845	28,835
Interest expense	(55,700)	(61,647)	(171,923)	(188,630)
Other income	2,715	10,403	11,440	22,093
Total other (expense)	(51,518)	(44,998)	(154,638)	(137,702)

Income (loss) before income taxes	98,109	137,441	67,618	(39,172)

Income tax benefit (expense)	44,890	(34,311)	88,816	66,504

Net income	$142,999	$103,130	$156,434	$27,332

Basic income per common share	$0.03	$0.02	$0.03	$0.01

Diluted income per common share	$0.03	$0.02	$0.03	$0.01

Weighted average common shares outstanding basic	4,784,142	4,761,100	4,779,347	4,760,503

Effect of potential common share issuance:
Stock options	15,448	45,846	16,976	43,787

Weighted average common shares outstanding diluted	4,799,590	4,806,946	4,796,323	4,804,290

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$156,434	$27,332
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock-based compensation expense	127,258	126,868
Depreciation and amortization	445,293	437,354
Deferred tax benefit	22,830	(157,300)
Bad debt provision	806	(12,936)
Changes in operating assets and liabilities:
Accounts receivable	(583,438)	1,439,422
Cost and estimated earnings in excess of billings
on uncompleted contracts	1,938,134	(1,843,898)
Inventories	(333,194)	17,259
Other current assets	(43,842)	(9,319)
Other assets		856
Deferred revenue	(47,505)	29,363
Accounts payable and accrued expenses	144,458	(484 112)
Net cash provided by (used in) operating activities	1,827,234	(429,111)

Cash flows from investing activities:
Capital expenditures	(313,522)	(258,435)
Net cash (used in) investing activities	(313,522)	(258,435)

Cash flows from financing activities:
Payments of long-term debt	(273,925)	(258,470)
Net proceeds from stock options exercised	46,900	----
Net cash (used in) financing activities	(227,025)	(258,470)

Net increase (decrease) in cash and cash equivalents	1,286,687	(946,016)

Cash and cash equivalents at beginning of period	3,119,731	5,721,369

Cash and cash equivalents at end of period	$4,406,418	$4,775,353

Supplemental disclosure of cash flow information

Income taxes paid	$40,048	$62,975
Interest paid	$171,923	$188,630

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:                      BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending December 31, 2010.

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

NOTE 3:                      CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in certificates of deposit, treasury bills and money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain stability and liquidity. From time to time these temporary cash investments may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at September 30, 2010 and December 31, 2009 was approximately $2,906,000 and $377,000, respectively. The Company sells products and services to various companies across several industries in the ordinary course of business. The Company assesses the financial strength of its customers and maintains allowances for anticipated losses.

NOTE 4:                      UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:

	September 30, 2010	December 31, 2009
	(Unaudited)

Costs incurred on uncompleted contracts	$1,416,654	$1,504,137
Estimated earnings	1,707,559	2,429,770
	3,124,213	3,933,907
Billings to date	(2,354,263)	(1,225,823)
Cost and estimated earnings in excess of
billings on uncompleted contracts	$769,950	$2,708,084

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5:                      INVENTORIES

Inventories consist of:

	September 30, 2010	December 31, 2009
	(Unaudited)

Raw materials	$1,870,208	$1,848,620
Work-in-process	2,644,847	2,388,115
Finished goods	236,277	181,403

	$4,751,332	$4,418,138

NOTE 6:                      FAIR VALUE MEASUREMENTS

On January 1, 2009, the Company implemented new accounting guidance, ASC 820, Fair Value Measurements and Disclosures, on a prospective basis for our non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis. The new guidance requires that we determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy and describes three levels of inputs that may be used to measure fair value as follows:

Level 1 inputs, which include quoted prices in active markets for identical assets or liabilities.

Level 2 inputs, which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Level 3 inputs, which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

The following table summarizes, for each major category of assets and liabilities, the respective fair value and the classification by level of input within the fair value hierarchy:

	September 30, 2010				December 31, 2009
Description	Level (1)	Level (2)	Level (3)	Total	Level (1)	Level (2)	Level (3)	Total
Assets:
Cash equivalents	$ 1,613,939	$ ---	$ ---	$ 1,613,939	$ 1,795,622	$ ---	$ ---	$1,795,622

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7:                      BAD DEBTS

Accounts receivable are presented net of an allowance for doubtful accounts of $57,922 and $57,116 as of September 30, 2010 and December 31, 2009, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

NOTE 8:                      REVOLVING CREDIT AGREEMENT

On April 22, 2008, the Company entered into a three year Modified and Restated Revolving Credit Agreement (the “Revolving Credit Agreement”) with Capital One, N.A. (the “Bank”) as successor to North Fork Bank, pursuant to which the Bank has agreed to make revolving loans to the Company of up to $5 million until May 1, 2011, at which time it will be subject to renewal. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR rate plus 2.00% or (ii) the Bank’s prime rate minus .25%. This agreement contains certain financial and other covenants. Borrowings are collateralized by the Company’s assets. The amount available under this agreement was $4,651,000 as of September 30, 2010 as the Company has utilized approximately $269,000 of this facility in the form of equipment term loans and an additional $80,500 is being held as collateral by the Bank for an irrevocable stand-by letter of credit that was issued to a customer for that same amount as a result of the receipt of a payment for equipment that is under a warranty. As of September 30, 2010, the Company was in full compliance with the terms of the Revolving Credit Agreement.

NOTE 9:                      STOCK-BASED COMPENSATION EXPENSE

During the three and nine months ended September 30, 2010 and September 30, 2009, as per ASC 718, Stock Compensation, the Company recorded as part of selling and general administrative expense, approximately $39,000 and $127,000 and $40,000 and $127,000 respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10:                      INCOME TAXES

The income tax benefit (provision) includes the following:

	Nine Months Ended September 30,
	2010	2009
Current:
Federal	$85,535	$(73,561)
State	26,111	(17,235)
Total Current Benefit/(Provision)	$111,646	$(90,796)
Deferred:
Federal	$(18,482)	$131,368
State	(4,348)	25,932
Total Deferred (Provision) Benefit	(22,830)	157,300
Income tax Benefit	$88,816	$66,504

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

The Company calculated its current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed. Adjustments for differences between the Company's tax provisions and tax returns are recorded when identified, which is generally in the third or fourth quarter of our subsequent year. During the third quarter of 2010, the Company reflected net adjustments upon filing its income tax returns of approximately $134,000 comprised primarily of true-up adjustments to inventories and the domestic activities production deductions.

NOTE 11:                      EARNINGS PER SHARE

As per ASC 260, basic earnings per share is computed by dividing net earnings available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period presented. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11:                      EARNINGS PER SHARE (continued)

Stock options to purchase 399,050 shares of common stock were outstanding and 314,910 were exercisable as of September 30, 2010. Stock options to purchase 416,000 shares were outstanding and 301,000 were exercisable during the three and nine months ended September 30, 2009. During the nine months ended September 30, 2009, potentially dilutive shares of 42,700 were not included in the computation of diluted earnings per share because their effects would have been antidilutive. These securities may be dilutive to the earnings per share calculation in the future.

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

The Company believes that Taiwan Glass Industrial Corp. has no legal basis for unilaterally refusing to accept and pay for equipment specially manufactured for them and shipped to them by the Company and that Mizuho Corporate Bank was obligated to make the payment which it has failed and refused to make to the Company. Taiwan Glass Industrial Corp. and Mizuho Corporate Bank have each interposed an answer denying these allegations and Taiwan Glass Industrial Corp. has interposed counterclaims seeking unspecified monetary damages. There is a pending motion for summary judgment filed by Mizuho Corporate Bank seeking dismissal of the claim as against it. In addition, the Company filed a cross-motion seeking summary judgment against Mizuho Corporate Bank for its failure to make payment to the Company pursuant to the terms of a Letter of Credit. The Company is vigorously pursuing its claims against both defendants and defending against the counterclaims interposed by Taiwan Glass Industrial Corp.

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

Three Months Ended September 30,
2010	CVD	SDC	Conceptronic	Eliminations *	Consolidated
Revenue	$2,925,541	$638,879	$516,645	$(48,676)	$4,032,389
Pretax income/(loss)	137,641	(129,902)	90,370		98,109
2009
Revenue	$2,894,288	$464,042	$259,902	$(61,450)	$3,556,782
Pretax income/(loss)	357,157	(170,329)	(49,387)		137,441

Nine Months Ended September 30,
2010	CVD	SDC	Conceptronic	Eliminations *	Consolidated
Revenue	$8,041,348	$2,496,576	$1,184,520	$(587,418)	$11,135,026
Pretax (loss)/income	61,752	(205,564)	211,430		67,618
2009
Revenue	$8,490,954	$2,191,730	$697,651	$(396,355)	$10,983,980
Pretax income/(loss)	471,546	(303,604)	(207,114)		(39,172)

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

Results of Operations

Three and Nine Months Ended September 30, 2010 vs. Three and Nine Months Ended September 30, 2009

Revenue

Revenue for the three and nine months ended September 30, 2010 was approximately $4,032,000 and $11,135,000 respectively, as compared to $3,557,000 and $10,984,000 respectively, for the three and nine months ended September 30, 2009, an increase of 13.4% and 1.4%, respectively. The increased order levels we began to experience earlier this year as a result of the greater interest in energy generation, energy savings, nanotechnology, semiconductor and MEMS fields, as well as the increase in the availability of customer’s funds to purchase capital equipment, are beginning to be converted into revenue.

Gross Profit

We generated gross profits of approximately $1,420,000 and $3,749,000, respectively, for the three and nine month periods ended September 30, 2010 resulting in gross profit margins of 35.2% and 33.7% respectively, as compared to gross profits of approximately $1,433,000 and $3,490,000, respectively, for the three and nine month periods ended September 30, 2009 with gross profit margins of 40.3% and 31.8%, respectively. The higher gross margin experienced during the three months ending September 30, 2009 was primarily the result of a revision made at that time to the estimated costs to complete a long-term contract under the percentage of completion method. The increase in gross margin during the nine months ended September 30, 2010 was primarily attributable to management’s efforts to streamline our engineering and production personnel in order to achieve greater efficiencies.

Selling, General and Administrative Expenses

Selling and shipping expenses for the three and nine months ended September 30, 2010 were approximately $232,000 and $658,000, respectively. This represented increases of approximately 42.3% and 25.3% respectively, as compared to selling and shipping expenses of $163,000, and $525,000, respectively for the three and nine months ended September 30, 2009. The increases for these respective periods can be attributed to commissions and the allocation of certain costs.

We incurred approximately $1,039,000 and $2,869,000 of general and administrative expenses respectively, during the three and nine months ended September 30, 2010, compared to approximately $1,087,000 and $2,867,000, respectively, incurred during the three and nine months ended September 30, 2009.

Operating Income

As a result of the foregoing factors, operating income was approximately $150,000 for the three months ended September 30, 2010, which represents a decrease of 17.6% compared to operating income of $182,000 for the three months ended September 30, 2009. We achieved operating income of approximately $222,000 for the nine months ended September 30, 2010 which represents an increase of 124.2% compared to operating income of approximately $99,000 for the nine months ended September 30, 2009.

Interest Expense, Net

Interest income for the three and nine months ended September 30, 2010 was approximately $1,000 and $6,000, respectively, compared to approximately $6,000 and $29,000 for the three and nine months ended September 30, 2009. This decrease is a result of investing cash in more conservative investments such as short-term treasury bonds and certificates of deposit, with lower returns than we previously received on money market funds. Interest expense for the three and nine months ended September 30, 2010 was $56,000 and $172,000, respectively, compared to approximately $62,000 and $189,000 for the three and nine months ended September 30, 2009. The primary source of this interest expense is from the mortgages on the three buildings that we own.

Other Income

Other income during the three and nine months ended September 30, 2010 was approximately $3,000 and $11,000, respectively, compared to approximately $10,000 and $22,000, respectively, for the three and nine months ended September 30, 2009. Other income is primarily comprised of the cash received by the Company when it sells excess scrap metal periodically throughout the year.

Income Taxes

For the nine months ended September 30, 2010, we recorded a current income tax benefit of approximately $112,000 that was reduced by the reduction of deferred tax benefits of approximately $23,000 which provided a net tax benefit for that period, compared to a current income tax expense of approximately $91,000 that was reduced by the recognition of the deferred tax benefits of approximately $157,000, which provided a net tax benefit for the nine months ended September 30, 2009. During the third quarter of 2010, we reflected net adjustments upon filing our income tax returns of approximately $134,000 comprised primarily of true-up adjustments to inventories and the domestic activities production deductions.

Net Income/(Loss)

We reported net income of approximately $143,000 and $156,000, respectively, for the three and nine month periods ended September 30, 2010 compared to net income of approximately $103,000 and $27,000 for the three and nine months ended September 30, 2009. The increased net income for the three months ended September 30, 2010 is primarily attributable to the increased revenue during the current period. The increased net income during the nine months ended September 30, 2010 is primarily attributable to the higher gross profit as a result of the streamlining of personnel to achieve greater efficiencies.

Liquidity and Capital Resources

As of September 30, 2010, we had aggregate working capital of approximately $10,648,000 compared to $10,563,000 of working capital at December 31, 2009. We had cash and cash equivalents of $4,406,000 compared to $3,120,000 at December 31, 2009, an increase of approximately $1,286,000. This increase in cash and cash equivalents was primarily the result of the timing of both shipments and customer payments on outstanding receivable balances.

Accounts receivable, net as of September 30, 2010 was $2,713,000 compared to $2,130,000 as of December 31, 2009. The increase is attributable to the timing of shipments and customer payments on balances outstanding.

As of September 30, 2010, our backlog was approximately $7,634,000, an increase of $5,085,000, or 199.5%, compared to $2,549,000 at December 31, 2009. This increase in backlog is the result of the increased order levels we began to experience earlier this year from increased interest in energy generation, energy savings, nanotechnology, semiconductor and MEMS fields as well as the increase in the availability of customer’s funds to purchase capital equipment. Timing for completion of the backlog varies depending on the product mix and can be as long as two years. Included in the backlog are all accepted purchase orders with the exception of those that are included in percentage-of-completion. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits; however, it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

We believe that based on our historical growth rate, our cash and cash equivalents position at September 30, 2010 and available credit facilities, that our funds at September 30, 2010 will be sufficient to meet our working capital and investment requirements for the next twelve months.

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

On January 26, 2010, we commenced an action against Taiwan Glass Industrial Corp and Mizuho Corporate Bank in the United States District Court for the Southern District of New York. By that action, we are seeking monetary damages  against Taiwan Glass Industrial Corp. ($5,816,000) for breach of contract and against Mizuho Corporate Bank ($3,564,000) for failing to pay the second installment on a letter of credit issued by Mizuho Corporate Bank.

We believe that Taiwan Glass Industrial Corp. has no legal basis for unilaterally refusing to accept and pay for equipment specially manufactured for them and shipped to them by us and that Mizuho Corporate Bank was obligated to make the payment which it has failed and refused to make to us. Taiwan Glass Industrial Corp. and Mizuho Corporate Bank have each interposed an answer denying these allegations and Taiwan Glass Industrial Corp. has interposed counterclaims seeking unspecified monetary damages. There is a pending motion for summary judgment filed by Mizuho Corporate Bank seeking dismissal of the claim as against it. In addition, we filed a cross-motion seeking summary judgment against Mizuho Corporate Bank for its failure to make payment to us pursuant to the terms of a Letter of Credit. We are vigorously pursuing our claims against both defendants and defending against the counterclaims interposed by Taiwan Glass Industrial Corp.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of November 2010.

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