Form 10-K
period 2010-12-31
CVD EQUIPMENT CORP
filed 2011-03-07
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2010
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
Yes  ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months/(or for such shorter period that the registrant was required to submit and post such files)..
Yes ☐ No ☐
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
Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $8,178,742 at June 30, 2010

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 4,848,325shares of Common Stock, $0.01 par value at March 04, 2011.
DOCUMENTS INCORPORATED BY REFERENCE None.
__________________________________________________________________________

PART I

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Annual Report on Form 10-K contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These forward-looking statements are based on various factors and are derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements.  Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to: competition in our existing and potential future product lines of business; our ability to obtain financing on acceptable terms if and when needed; uncertainty as to our future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the Company.  Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected.  We assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements.

Item 1.                                Description of Business.

The use of the words “we,” “us” or “our” refers to CVD Equipment Corporation, a New York corporation incorporated on October 13, 1982, and its subsidiary, except where the context otherwise requires.

We design, develop and manufacture both standard and custom state-of-the-art equipment and process solutions used to develop and manufacture advanced solar, nano electronic components, materials and coatings for research and industrial applications, with the focus on enabling tomorrow’s technologies™.  We offer a broad range of chemical vapor deposition, gas control and other equipment that is used by our customers to research, design and manufacture semiconductors, solar cells, smart glass, carbon nanotubes, nanowires, LEDs, MEMS and industrial coatings, as well as equipment for surface mounting of components onto printed circuit boards.  Through our Application Laboratory, we can provide process development support and process startup assistance.  Our proprietary products are generally customized to meet the particular specifications of individual customers and to accelerate the commercialization of their proprietary intellectual property.

Based on more than 28 years of experience, we use our engineering, manufacturing and process development to transform new applications into leading-edge manufacturing solutions.  This enables university, research and industrial scientists at the cutting edge of technology to develop next generation solar, nano, LEDs, semiconductors and other electronic components.  We also develop and manufacture research and production equipment based on our proprietary designs.

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

Part of our strategy is to target opportunities in the research and development and production equipment market, with a focus on higher-growth applications such as solar and smart glass coatings, carbon nanotubes, nanowires, grapheme, MEMS and LEDs.  To expand our penetration into these growth markets, we have a line of proprietary standard products and systems. Historically, we manufactured products on a custom one-at-a-time basis to meet an individual customer’s specific research requirements.  Our proprietary systems leverage the technological expertise that we have developed through designing these custom systems onto a standardized basic core.  This core is easily adapted through a broad array of available add-on options to meet the diverse product and budgetary requirements of the research community.  By manufacturing the basic core of these systems in higher volumes, we are able to reduce both the cost and delivery time for our systems.  These systems, which we market and sell under the “EasyTube”TM product line, are sold to researchers at universities, research laboratories, and startup companies in the United States and throughout the world.

Sales of our proprietary standard, custom systems and process solutions have been driven by building on the success of our installed customer base, which includes several Fortune 500 companies.  Historically, revenues have grown primarily through sales to existing customers with additional capacity needs or new requirements, as well as to new customers.  However, with the proprietary solutions and our expanded focus on “accelerating the commercialization of tomorrow’s technologies” we are developing an additional new customer base.  We have generally gained new customers through word of mouth, the movement of personnel from one company to another; limited print advertising and trade show attendance.  We are now also gaining new customers by awareness of our company in the marketplace with results from our Application Laboratory, partnerships with startup companies, increased participation in trade shows and expanded internet advertising.

The core competencies we have developed in equipment and software design, as well as in systems manufacturing and process solutions, are used to engineer our finished products and to accelerate the commercialization path of our customer base.  Our proprietary Windows-based, real-time, software application allows for rapid configuration, and provides our customers with powerful tools to understand, optimize and repeatedly control their processes.  Our vertically integrated structure allows us to control the manufacturing process, from bringing raw metal and components into our manufacturing facilities to shipping out finished products.  These factors significantly reduce cost, improve quality and reduce the time it takes from customer order to shipment of our products.  Our Application Laboratory allows selected customers to bring up their process tools in our Application Laboratory and to work together with our scientists and engineers to optimize process performance.

We conduct our operations through three divisions: (1) CVD, which includes our First Nano product line (“CVD/First Nano”); (2) Stainless Design Concept (“SDC”); and (3) Conceptronic, (“Conceptronic”). Each division operates on a day-to-day basis with its own operating manager while product development, sales and administration are managed at the corporate level.

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

Conceptronic designs and manufactures reflow ovens and rework stations for the printed circuit board assembly and semi-conductor packaging industries.  Our equipment is designed to melt solder in a controlled process to form superior connections between components.  This, in turn, creates complete electronic circuits for computers and telecommunication systems, as well as for the automotive and defense industries.  To address pricing pressure in what is now a mature industry for standardized reflow ovens and the current economic downturn, we have begun to offer customized products for complex heating and drying applications.

Principal Products

Chemical Vapor Deposition - A process which passes a gaseous compound over a target material surface that is heated to such a degree that the compound decomposes and deposits a desired layer onto substrate material.  The process is accomplished by combining appropriate gases in a reaction chamber, of the kind produced by the Company, at elevated temperatures (typically 150-1,800 degrees Celsius).  Our Chemical Vapor Deposition systems are complete and include all necessary instrumentation, subsystems and components and include state-of-the-art process control software.  We provide both standard and specifically engineered products for particular customer applications.  Some of the standard systems we offer are for Silicon, Silicon-Germanium, Silicon Dioxide, Silicon Nitride, Polysilicon, Liquid Phase Epitaxial, Metalorganic Chemical Vapor Deposition, Carbon Nanotubes, Graphene Nanowires, Solar Cell research and Solar material quality control.

Our Chemical Vapor Deposition systems are available in a variety of models that can be used in laboratory research and production.  All models are offered with total system automation, a microprocessor control system by which the user can measure, predict and regulate gas flow, temperature, pressure and chemical reaction rates, thus controlling the process in order to enhance the quality of the materials produced.  Our standard microprocessor control system is extremely versatile and capable of supporting the complete product line and most custom system requirements.  These Chemical Vapor Deposition systems are typically priced between $60,000 and $500,000.

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

Customers

We are continuing to work on expanding our product offerings.  Many of these products are used in research and in production applications.  We sell our products primarily to electronic component manufacturers, institutions involved in electronic component research (such as universities, government and industrial laboratories) and to industries such as aerospace that require specialized coatings.  We have both an international and domestic installed customer base of approximately 200 customers to whom we have sold systems within the last three years.

For the twelve months ended December 31, 2010, approximately 37% of our revenues were generated from foreign exports compared to 14% for the twelve months ended December 31, 2009.  Revenue to a single customer in any one year can exceed 10.0% of our total sales; however, we are not dependent on any single customer. In fiscal year 2010, one customer represented 6.5% and another customer represented 5.5% of our annual revenues. In fiscal year 2009, one customer represented 9.2%, another customer represented 8.8% and each of two customers represented 5.3% and 5.2% of our annual revenues. None of these customers were the same from year to year.

Warranties

We normally warrant our equipment for a period of twelve to eighteen months after shipment, depending on the product, and pass along any warranties from original manufacturers of components used in our products.  We provide for our own equipment servicing with in-house field service personnel.  Warranty costs, including those incurred in fiscal years 2009 and 2008, have been historically insignificant and expensed as incurred.

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

SDC competes with companies that are larger than our company and have substantially greater financial, marketing and other resources than we do.  We believe that SDC’s gas management and chemical delivery control systems are among the most advanced available.  We further believe that SDC is differentiated from our competitors through our intimate understanding of how the systems in which our products are incorporated are actually used in field applications.  We have gained this understanding as a result of having designed and built complex process gas systems for CVD/First Nano as well as for a number of the world’s leading semiconductor, solar manufacturers, research laboratories and universities.

Conceptronic’s proprietary reflow ovens and rework stations are used by the printed circuit board assembly and semiconductor packaging industries. Conceptronic also offers customized products for complex applications within the printed circuit board and other industries that use conveyor-type ovens in heating and drying applications.  Our in-house design and engineering personnel develop leading edge technology for sale at competitive prices. Conceptronic competes with companies that are larger than our company and have substantially greater financial, marketing and other resources than we do.  We believe that our reflow ovens and rework stations are among the most advanced available having leveraged our experience in designing and building customized products for our customers.

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

We have a fully-equipped machine shop that we use to fabricate in-house most of the metal components, including the most complex designed parts of our equipment. Our investment in (CNC) machines for our machine shop has increased our efficiencies while significantly reducing costs in production.  Similarly, our quartz fabrication capability is sufficient to meet our quartz ware needs.

Materials procured from the outside and/or manufactured internally undergo a rigorous quality control process to ensure that the parts meet or exceed our requirements and those of our customers.  Upon final assembly, all equipment undergoes a final series of complete testing to ensure maximum product performance.

Backlog

As of December 31, 2010 our order backlog was approximately $9,944,000 compared to approximately $2,549,000 at December 31, 2009, an increase of $7,395,000 or 290%. The increase is primarily attributed to the increase in order levels received during the second half of 2010. The timing for completion of the backlog varies depending on the product mix and can be as long as two years.  Included in the backlog are all accepted purchase orders with the exception of those that are included in our percentage-of-completion.  Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

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

Research and Development

The university research community is at the forefront of nanotechnology research, and we are focused on providing state-of-the-art systems to this market that will help bridge the gap between pioneering research and marketable products.  Our Application Laboratory, together with a number of leading universities and startup companies, with whom we partner from time to time, conducts cutting-edge research on the growth of carbon nanotubes, graphene and nanowires as well as on selected solar cell manufacturing processes and smart glass coating processes.  The results of this research could have far reaching implications concerning the use and manufacture of carbon nanotubes, graphene and nanowires, solar cell and glass coatings for many markets. Our intention is that together we will leverage our collective expertise in this field, which will allow us to capitalize on commercial opportunities in the future.  This relationship has thus far produced leading edge results, including what we believe are the tallest carbon nanotube arrays yet developed.

The amount spent on research and development was approximately $712,000 for the year ended December 31, 2010 and $757,000 for the year ending December 31, 2009.

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

Some of our products are used in connection with explosive, flammable, corrosive and toxic gases.  There are potential exposures to personal injury as well as property damage, particularly if operated without regard to the design limits of the systems and components.  Management reviews its insurance coverage with our insurance agent on an annual basis.  We have the following types of insurance coverage:

•	Product liability
•	Property and contents
•	General liability
•	Directors and officers
•	Transportation
•	Business auto
•	General Umbrella
•	Workers compensation
•	Employee benefits liability

Employees

At December 31, 2010, we had 131 employees, 128 of which were full time personnel and 3 of which were part time.  We had 69 people in manufacturing, 32 in engineering (including research and development and efforts related to product improvement) 4 in field service, 6 in sales and marketing and 20 in general management and administration.

Item 2.          Description of Property.

We maintain our headquarters at 1860 Smithtown Avenue, Ronkonkoma, New York, where we own a 50,000 square foot manufacturing facility which we purchased in March, 2002 for $2,161,875. In addition we incurred $1,283,077 for renovations.  We financed $2,700,000 of the total purchase price and the costs associated with the renovation.  The financing consisted of a loan secured by a mortgage held by GE Capital Public Finance Inc. subject to an installment sale agreement with the Town of Islip Industrial Development Agency.  Payments are based upon a 15 year amortization schedule.  Interest is fixed at a rate of 5.67%.  Our CVD/First Nano and Conceptronic divisions operate out of this facility.

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

Item 3.          Legal Proceedings.

On September 18, 2007 a settlement was reached between us and PrecisionFlow Technologies, Inc. of pending litigation. Under the terms of the settlement, all claims and counterclaims asserted by the parties in previously filed lawsuits were discontinued in consideration of which we were to receive payments totaling $541,600 to be paid over a specific timetable as defined. As of December 31, 2010, we have been paid in full.

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

On January 26, 2010 we commenced an action against Taiwan Glass Industrial Corp. and Mizuho Corporate Bank in the United States District Court for the Southern District of New York. By that action, we seek monetary damages ($5,816,000) for breach of contract against Taiwan Glass Industrial Corp., and against Mizuho Corporate Bank for failing to pay the second installment on a letter of credit issued by Mizuho Corporate Bank on behalf of Taiwan Glass Industrial Corp. calling for payment of drafts presented upon shipment of the equipment. The contract was breached by the customer’s failure to accept and pay for the specially manufactured equipment shipped on November 27, 2009. Under the terms of the contract, we believe the customer improperly rejected the equipment. Mizuho Corporate Bank and Taiwan Glass Industrial Corp. have denied the allegations and Taiwan Glass Industrial Corp. has claimed that we must pay them $3,564,000 for alleged breach of contract. We are vigorously pursuing our claims.

Item 4.  (Removed and Reserved)

PART II

Item 5.                                Market for Registrant’s Common Equity and Related Stockholder Matters.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock on The NASDAQ Capital Market.

	High	Low
Year Ended December 31, 2010:
1st Quarter………………………	$4.50	$3.35
2nd Quarter………………………	3.95	3.10
3rd Quarter………………………	4.69	3.01
4th Quarter………………………	9.02	6.00

	High	Low
Year Ended December 31, 2009:
1st Quarter………………………	$3.49	$2.35
2nd Quarter………………………	4.42	2.66
3rd Quarter………………………	4.34	3.15
4th Quarter………………………	4.95	3.32

As of March 1, 2011, there were approximately 68 holders of record and approximately 1,226 beneficial owners of our common stock, and the closing sales price of our common stock as reported on the NASDAQ Capital Market was $10.70.

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

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2010.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders	391,550	$ 4.01	803,875
Total	391,550	$4.01	803,875
_________________________

(1)       Reflects aggregate options and restricted stock awards outstanding under our 1989 Key Employee Stock Option Plan, 2001 Stock Option Plan and 2007 Share Incentive Plan.

(2)       Calculation is exclusive of the value of any unvested restricted stock awards.

Recent Sales Of Unregistered Securities

During the year ended December 31, 2010, we granted to our five independent directors an aggregate of 16,500 shares of restricted common stock pursuant to our 2007 Share Incentive Plan with an aggregate fair value of $70,125.

Issuer Purchases Of Equity Securities

None.

Item  6.                      Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of
Operations .

You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors discussed in this report and those discussed in other documents we file with the SEC. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions only as of the date of this report. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.  Past performance does not guaranty future results.

We design, develop and manufacture standard and custom state-of-the-art equipment and process solutions used to develop and manufacture solar, nano, advanced electronic components, materials and coatings for research and industrial applications with the focus on enabling tomorrow’s technologiesTM.  We offer a broad range of chemical vapor deposition, gas control and other equipment that is used by our customers to research, design and manufacture semi-conductors, solar cells, smart glass, carbon nanotubes, nanowires, LEDs, MEMS, and industrial coatings, as well as equipment for surface mounting of components onto printed circuit boards.  Through our Application Laboratory, we can provide process development support and process startup assistance. Our proprietary products are generally customized to meet the particular specifications of individual customers and to accelerate the commercialization of their proprietary intellectual property.

Based on more than 28 years of experience, we use our engineering, manufacturing and process development to transform new applications into leading-edge manufacturing solutions. This enables university, research and industrial scientists at the cutting edge of technology to develop next generation solar, nano, LEDs, semiconductors and other electronic components. We also develop and manufacture research and production equipment based on our proprietary designs. We have built a significant library of design expertise, know-how and innovative solutions to assist our customers in developing these intricate processes and to accelerate their commercialization of chemically deposited materials. This library of solutions, along with our vertically integrated manufacturing facilities, allows us to provide superior design, process and manufacturing solutions to our customers on a cost effective basis.

Results of Operations

Revenue

Revenue for the year ended December 31, 2010 was approximately $16,258,000 compared to approximately $10,575,000 for the year ended December 31, 2009. Annual revenue from the CVD/First Nano division increased by approximately $4,440,000 or 64.3% to $12,370,000 which represents 76.1% of our total revenue during the year ended December 31, 2010 compared to $7,530,000 or 71.2% of our total revenue for the prior fiscal year. Annual revenue generated from the sale of our CVD products increased by 72% to approximately $6,597,000 and revenue generated from our First NanoTM EasyTubeTM product line increased by 57% to approximately $5,773,000. We continue to experience the increased demand for energy savings, energy generation materials and products needed to address rising energy and environmental costs. This creates a growing need for manufacturing solutions using nanotechnology and thin film coatings on glass, wafers and other substrates or materials. This contrasts with the year ended December 31, 2009 when we experienced delays or reductions in capital expenditures by potential customers due to unfavorable economic conditions and (ii) a significant contract from a CVD division customer being breached during the fourth quarter of 2009 that was previously accounted for under the percentage of completion contract method of revenue recognition.

The accounting treatment applied to the terminated contract was to unwind the contract since, under generally accepted accounting principles in the United States of America, we could not recognize the revenue from this contract. By unwinding the contract, we recorded the sum of the retained initial payment ($3,564,000) and the estimated lower of cost or market basis of the returned equipment ($1,150,000) as an offset to the production costs of the specially manufactured equipment ($4,027,000) accumulated through the date the contract was breached. The effect of unwinding the contract in the fourth quarter of 2009 was to reduce CVD division revenue by $3,564,000, and our total cost of revenue by $4,714,000.

Presented below are tables which summarize our revenue, cost of sales, gross profit and gross profit percent for the CVD Division for the year ended December 31, 2010 as compared to revenue, cost of sales, gross profit and gross profit percent for the CVD Division on a pro forma basis if we were permitted to recognize the revenue under the breached contract in the fourth quarter of 2009:

CVD Equipment Corporation
Year Ended December 31, 2010

	Revenue	Cost of Sales	Gross Profit	Gross Profit %

As reported - 2010	$16,258,000	$10,378,000	$5,880,000	36.2

Pro forma – 2009	$14,139,000	$10,470,000	$3,669,000	25.9

CVD Division
Year Ended December 31, 2010

	Revenue	Cost of Sales	Gross Profit	Gross Profit %

As reported – 2010	$12,370,000	$7,858,000	$4,512,000	36.5

Pro forma – 2009	$11,094,000	$8,191,000	$2,903,000	26.2

The table below reconciles revenue, cost of sales, gross profit and gross profit percent for the Company and the CVD Division on a pro forma basis if we were permitted to recognize the revenue under the breached contract in the fourth quarter of 2009.

CVD Equipment Corporation
Year Ended December 31, 2009

	Revenue	Cost of Sales	Gross Profit	Gross Profit %

As reported – contract terminated	$10,575,000	$5,756,000	$4,820,000	45.6

Add: Revenue recognition –TG contract	$3,564,000	$3,564,000

Add: Net realizable value of returned equipment		1,150,000

Pro forma-contract not terminated	$14,139,000	$10,470,000	$3,669,000	25.9

CVD Division
Year Ended December 31, 2009

	Revenue	Cost of Sales	Gross Profit	Gross Profit %

As reported-contract terminated	$7,530,000	$3,477,000	$4,053,000	53.8

Add: Revenue recognition – TG contract	$3,564,000	$3,564,000

Add: net realizable value of returned equipment		$1,150,000

Pro forma-contract not terminated	$11,094,000	$8,191,000	$2,903,000	26.2

Revenue from outside customers for the SDC division increased by approximately 21.4% or $463,000 to $2,629,000 representing 16.2% of our total revenue during the year ended December 31, 2010, compared to $2,166,000, or 20.5% of our total revenue for the prior fiscal year as SDC also experienced increased demand.

Revenue from outside customers for the Conceptronic division increased by approximately $366,000, or 41% to $1,259,000 for the year ended December 31, 2010 compared to $893,000 during the year ended December 31, 2009. The revenue generated by the Conceptronic division represents 7.7% of our total revenue during the year ended December 31, 2010 compared to the 8.4% of our total revenue that it represented during the year ended December 31, 2009.

Gross Profit

Overall gross profit amounted to approximately $5,880,000 with a gross profit margin of 36.2% compared to the gross profit of $4,820,000 with a gross profit margin of 45.6% for the year ended December 31, 2009. The termination of a major contract in 2009 had a positive impact on our overall gross profit margin of approximately 19.7% for last year. Had the contract not been breached in December 2009, the overall gross profit for 2009 would have amounted to $3,669,000 with a gross profit margin of 25.9%. In addition, fixed costs have a reduced impact on increased revenue. The CVD/First Nano division generated a gross profit margin of 36.5% for the year ended December 31, 2010, compared to a gross profit margin of 26.2% for the year ended December 31, 2009, had the contract not been breached. As a result of the contract breach, the gross profit margin of the CVD/First Nano division increased to 53.8% for the year ended December 31, 2009. The comparable gross profit margins increased in 2010 primarily as a result of greater efficiencies in labor.  Additionally, the CVD/First Nano division’s gross profit was negatively impacted in 2010 due to a heavier labor and overhead burden placed upon it as a result of the Conceptronic division’s reduced revenue in the prior year. The SDC division’s gross profit margin increased to 22.7% compared to 21.8% for the year ended December 31, 2009 primarily as a result of fixed costs having a reduced impact on greater revenues. The Conceptronic division’s gross profit margin increased to 43.5% for the year ended December 31, 2010 compared to 10.6% for the year ended December 31, 2009. This is primarily a result of greater revenue in the current year and the reduced labor and overhead burden.

Selling, General and Administrative Expenses

Selling and shipping expenses were approximately $951,000 for the year ended December 31, 2010 compared to $699,000 for the year ended December 31, 2009. The increase of 36.1% or $252,000 can be primarily attributed to an increase in commissions in the current year as a result of increased revenue and an increase in sales personnel.

General and administrative expenses were approximately $3,983,000 compared to $3,817,000 during the year ended December 31, 2009, an increase of $166,000 or 4.3%  This increase is primarily due to an increase in legal fees from litigation involved with the major contract that was breached in 2009.

Operating Income

As a result of the foregoing factors, operating income for the year ended December 31, 2010 was approximately $945,000 compared to approximately $304,000 for the year ended December 31, 2009, an increase of 210.9%.

Interest Income

Interest income for the year ended December 31, 2010 was approximately $8,000 compared to approximately $33,000 for the year ended December 31, 2009. This decrease is primarily attributable to our primary cash investing philosophy during turbulent economic conditions of minimizing risk.

Interest Expense

We incurred approximately $227,000 of interest expense in the year ended December 31, 2010, which was approximately $22,000, or 8.9% less than the $249,000 incurred in the year ended December 31, 2009.  The only interest expense we incur is mortgage interest on the three buildings we own and interest on certain outstanding equipment loans. The decrease in 2010 is primarily due to the reduced overall principal on the loan balances.

Other Income

Other income for the current year decreased to approximately $15,000, a decrease of $28,000, or 65.1%, compared to $43,000 of other income generated during the year end December 31, 2009.

Income Tax Provision

For the twelve months ended December 31, 2010, we recorded an income tax expense of approximately $210,000. This is primarily the result of applying federal, state and local income tax rates less research and development and other tax credits that we have availed ourselves of on pre-tax income of $742,000 as compared to approximately $48,000 of income tax benefits for the twelve months ended December 31, 2009 on pre-tax income of $131,000.

Net Income

As a result of the foregoing factors, for the year ended December 31, 2010, our net income amounted to approximately $532,000, as compared to $179,000 for the same period in 2009.

Inflation

Inflation has not materially impacted our operations.

Liquidity and Capital Resources

As of December 31, 2010, we had aggregate working capital of approximately $11,105,000 compared to aggregate working capital of $10,563,000 at December 31, 2009 and had available cash and cash equivalents of approximately $6,249,000 compared to approximately $3,120,000 in cash and cash equivalents at December 31, 2009.  The increase in working capital and cash and cash equivalents of $542,000 or 5.1% and $3,129,000 or 100%, respectively, is primarily attributable to the installment payments received on orders received during the latter part of the year ended December 31, 2010 which is illustrated by the $2,324,000 increase in billings in excess of costs and estimated earnings on uncompleted contracts.

Accounts receivable, net of allowance for doubtful accounts increased by approximately $779,000 or 36.6% at December 31, 2010 to $2,909,000 compared to $2,130,000 at December 31, 2009.  This increase is principally due to the timing of shipments and customer payments.

Inventories as of December 31, 2010 was approximately $3,480,000 representing an increase of approximately $212,000 or 6.5% over the balance of $3,268,000 as of December 31, 2009.  This increased inventory is for building to the increased order levels received during the latter part of this year.

As of December 31, 2010, our backlog was approximately $9,944,000, an increase of $7,395,000 or 290.1% compared to $2,549,000 at December 31, 2009.  The increase is primarily attributed to the increased demand for energy savings, energy generation materials and products needed to address rising energy and environmental costs. This creates a growing need for manufacturing solutions using nanotechnology and thin film coatings on glass, wafers and other substrates or materials. The timing for completion of the backlog varies depending on the product mix and can be as long as two years.  Included in the backlog are all accepted purchase orders with the exception of those that are included in our percentage-of-completion.  Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however, it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

On April 22, 2008, we entered into a three year Modified and Restated Revolving Credit Agreement with Capital One, N.A. (the “Bank”) as successor to North Fork Bank, pursuant to which the Bank has agreed to make revolving loans to us of up to $5 million until May 1, 2011, at which time it will be subject to renewal.  The loan agreement amends and supersedes our previous $2 million revolving credit facility with the Bank. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR rate plus 2.00% or (ii) the Bank’s prime rate minus .25%.  This agreement contains certain financial and other covenants with which we are in compliance as of December 31, 2010. Borrowings are collateralized by certain assets as defined under the Agreement.

The amount available under this agreement was approximately $4,761,000 and $4,646,000 as of December 31, 2010 and December 31, 2009, respectively. We initially utilized $500,000 of this facility in the form of equipment term loans, of which $239,000 remain as of December 31, 2010.

In March 2002, we received from General Electric Capital Corporation a $2,700,000 mortgage loan, secured by the real property and building and improvements to finance and improve our facility in Ronkonkoma, New York.  The mortgage loan, which has an outstanding balance as of December 31, 2010 of $1,404,530, is payable in equal monthly installments of $22,285 including interest at 5.67% per annum; pursuant to an industrial development bond purchase agreement with the town of Islip Industrial Development Agency.  The final payment is due March 2017.

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

The large demand for energy savings, energy generation materials and products needed to address rising energy costs creates a growing demand for manufacturing solutions using thin film coatings on glass, wafers and other substrates.  Our Application Laboratory will help perfect and expand the multiple areas where low cost thin film manufacturing solutions can be applied and further optimize our technologies for cost and performance. We believe the solar, energy and    electronic markets we are addressing with multiple products have significant growth opportunities for technologies that deliver favorable cost benefits.

In the fourth quarter of 2006, we decided to broaden the First NanoTM product line and pursue a larger share of the R & D market with additional equipment platforms under the First NanoTM brand name.  In 2007, we began marketing, manufacturing and selling these products.  In 2008/2009, we expanded our marketplace to include the quality control and research market of the photovoltaic solar cell manufacturing industry. In 2010, the worldwide acceptance of our First NanoTM product line resulted in a 57% increase in revenue. We feel comfortable we will continue to be successful with the existing First NanoTM products as well as additional new First NanoTM products to be offered as their design is based on building blocks we have used in previous systems over the years. First Nano will continue to keep us at the forefront of technology and enable new areas for CVD sales as the products developed in research goes into production.

We believe that our cash and cash equivalent positions, cash flow from operations and our credit facilities will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

We may also raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products.  In addition, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. On February 14, 2011, we filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission (“SEC”) to register shares of our common stock and other securities for sale, giving us the opportunity to pursue possible future fundraising when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. This shelf registration was declared effective by the SEC on February 28, 2011.  We currently have the ability to sell in the aggregate $20 million of our securities under the shelf registration statement.  The number of shares that we can sell and the amount of the gross proceeds that we can raise may be subject to certain limitations pursuant to applicable NASDAQ marketplace and SEC rules.  Any equity or equity-linked financing could be dilutive to existing shareholders.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Our significant estimates include accounting for certain items such as revenues on long-term contracts recognized on the percentage-of-completion method,  recognition of stock-based compensation, assessment for impairment of our long-lived assets, and the valuation allowances for our income tax provisions.

Revenue Recognition

We continue to recognize revenues and income using the percentage-of-completion method for custom production-type contracts while revenues from other products are recorded when such products are accepted and shipped.  Profits on custom production-type contracts are recorded on the basis of our total estimated costs over the percentage of total costs incurred on individual contracts commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy.  Under this method, revenues are recognized based on costs incurred to date compared with total estimated costs.

Stock-Based Compensation

We record stock-based compensation in accordance with the provisions set forth in ASC 718, “Stock Compensation,” using the modified prospective method. ASC 718 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment.  Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable.  When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets.”  If the asset is determined to be impaired, the impairment loss is measured on the excess of its carrying value over its fair value.  Assets to be disposed of are reported at the lower of their carrying value or net realizable value.  The Company had no recorded long-lived asset impairment charges in the statement of operations during each of the years ended December 31, 2010 and 2009.

Off-Balance Sheet Arrangements

None.

Item 8.                                Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by this item are included in this annual report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                      Controls and Procedures.

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2010.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2010, the disclosure controls and procedures were  effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act).  There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls.  Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.  We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Management concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on the criteria established by the COSO Internal Control Framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                      Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance;

BACKGROUND AND EXPERIENCE OF DIRECTORS

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Nominating, Governance and Compliance Committee focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth immediately below.  We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business.  As more specifically described in such person’s individual biographies set forth below, our directors possess relevant and industry-specific experience and knowledge in the engineering financial and business fields, as the case may be, which we believe enhances the Board’s ability to oversee, evaluate and direct our overall corporate strategy.  The Nominating, Governance and Compliance Committee annually reviews and makes recommendations to the Board regarding the composition and size of the Board so that the Board consists of members with the proper expertise, skills, attributes, and personal and professional backgrounds needed by the Board, consistent with applicable regulatory requirements.

The Nominating, Governance and Compliance Committee believes that all directors, including nominees, should possess the highest personal and professional ethics, integrity, and values, and be committed to representing the long-term interests of our shareholders.  The Nominating, Governance and Compliance Committee will consider criteria including the nominee’s current or recent experience as a senior executive officer, whether the nominee is independent, as that term is defined in existing independence requirements of the NASDAQ Capital Market and the Securities and Exchange Commission, the business, scientific or engineering experience currently desired on the Board, geography, the nominee’s industry experience, and the nominee’s general ability to enhance the overall composition of the Board.

The Nominating, Governance and Compliance Committee does not have a formal policy on diversity; however, in recommending directors, the Board and the Committee consider the specific background and experience of the Board members and other personal attributes in an effort to provide a diverse mix of capabilities, contributions and viewpoints which the Board believes enables it to function effectively as the Board of Directors of a company with our size and the nature of our business.

DIRECTOR SERVICE ON OTHER BOARDS

Conrad J. Gunther served on the Board of Directors of Halo Companies, Inc. a publicly traded company, formerly known as GVC Venture Corp until September 2009.

LEGAL PROCEEDINGS INVOLVING DIRECTORS

None.

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

Our Certificate of Incorporation and Bylaws provide for our Company to be managed by or under the direction of the Board of Directors.  Under our Certificate of Incorporation and Bylaws, the number of directors is fixed from time to time by the Board of Directors.  The Board of Directors currently consists of five members.  Directors are elected for a period of one year and thereafter serve, subject to the Bylaws, until the next annual meeting at which their successors are duly elected by the shareholders.

The following table sets for the names, ages and positions with the Company of each of our directors and executive officers.

Name	Age	Position(s) with the Company
Leonard A. Rosenbaum	64	Chairman of the Board of Directors, Chief Executive Officer, President
Alan H. Temple Jr.	77	Director, Chairman-Compensation Committee
Martin J. Teitelbaum	60	Director, Assistant Secretary
Conrad J. Gunther	64	Director, Chairman-Audit Committee
Bruce T. Swan	78	Director, Chairman-Nominating, Governance and Compliance Committee
Kelly S. Walters	40	Director
Glen R. Charles	57	Chief Financial Officer, Secretary
Karlheinz Strobl	51	Vice President of Business Development

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

Alan H. Temple Jr.

Alan H. Temple Jr. has served as a member of our Board of Directors since 1987.  Mr. Temple earned an MBA at Harvard University and has been President of Harrison Homes Inc., a building and consulting firm located in Pittsford, New York since 1977. Mr. Temple has been an independent director on our board for several years; he has accumulated many years of successful business and financial experience that qualifies him to serve as an independent director on our board.

Martin J. Teitelbaum

Martin J. Teitelbaum has served as a member of our Board of Directors since 1985.  Mr. Teitelbaum is an attorney, who since 1988, has conducted his own private practice. From 1977 to 1987, Mr. Teitelbaum was a partner in the law firm of Guberman and Teitelbaum. Mr. Teitelbaum currently acts as our Assistant Secretary. Mr. Teitelbaum earned a B.A. in Political Science from the State University of New York at Buffalo and a Juris Doctor from Brooklyn Law School. Mr. Teitelbaum has been the Company’s general counsel for many years and his legal expertise makes him an asset to the Company’s board of directors. On February 18, 2011, we entered into an employment agreement with Mr. Teitelbaum, pursuant to which Mr. Teitelbaum will be employed by us as our General Counsel.

Conrad J. Gunther

Conrad J. Gunther has served as a member of our Board of Directors since 2000.  Mr. Gunther has extensive experience in mergers and acquisitions and in raising capital through both public and private means.  He also has extensive experience in executive management in the banking industry. He serves on the board of GVC Venture Corp. Since January 2008, Mr. Gunther has served as a Senior Vice President and Senior Loan Officer for Community National Bank, a Long Island, New York based commercial bank, where he is responsible for all commercial lending.  For the past five years, Mr. Gunther has been the President of E-Billsolutions, a company that provides credit card processing to Internet, mail order and telephone order merchants. Mr Gunther qualifies to serve on our board of directors as a result of his experience and expertise in the financial community.

Bruce T. Swan

Bruce T. Swan has served as a member of our Board of Directors since September 2003.  Mr. Swan has extensive banking, export and international credit experience and has been retired for more than five years.  He previously has held the positions of Deputy Manager at Brown Brothers Harriman and Co., Assistant Treasurer at Standard Brands Incorporated, Assistant Treasurer at Monsanto Corporation, Vice President and Treasurer at AM International Inc. and President and Founder of Export Acceptance Company.  Mr. Swan, earned his MBA from Harvard University and is a former adjunct faculty member of New York University’s Stern School of Business Administration. Mr. Swan is qualified to serve as an independent member of our board of directors because of his vast expertise and experience in the financial services industry.

Kelly S. Walters

Kelly S. Walters was appointed a member of the Board of Directors in September, 2009. Mr. Walters is the founder and presently serves as the managing member of Walters Advisory LLC, a management consulting firm. He has over 14 years of broad corporate finance and M&A experience having represented alternative energy, clean technology, climate policy, advanced materials, chemicals and nanotechnology clients. From 2007 until 2009, Mr. Walters was a principal at ThinkEquity partners and a principal in the firm’s Greentech and Enabling Technologies investment banking team. From 2003 until 2007, he was an investment banker with Morgan, Joseph & Co. He began his investment banking career with Lehman Brothers in 2000 in the firm’s Global Chemicals and Industrials Group. Mr. Walters earned an MA at The Patterson School of Diplomacy and International Commerce at the University of Kentucky. Mr. Walters also earned an MBA in Finance and a BA in Economics at the University of Kentucky. He is a Chartered Financial Analyst (CFA) charterholder, a Certified Management Accountant (CMA) and a Certified Financial Manager (CFM). Mr. Walters is qualified to serve as an independent member of our board because of his experience in the alternative energy and  nanotechnology fields.

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

Audit Committee

Our Board of Directors has an Audit Committee that consists of Conrad Gunther, Alan H. Temple Jr, Bruce T. Swan and Kelly S. Walters. During the fiscal year ended December 31, 2010, the Audit Committee held five meetings. Pursuant to the Audit Committee Charter, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and each such independent auditor shall report directly to the Committee.  The Audit Committee also reviews with management and the independent auditors, our annual audited financial statements, the scope and results of annual audits and the audit and non-audit fees of the independent registered public accounting firm.  Furthermore, the Audit Committee reviews the adequacy of our internal control procedures, the structure of our financial organization and the implementation of our financial and accounting policies.  Messrs. Gunther, Temple, Swan and Walters are “independent” under the requirements of the NASDAQ Stock Market.

The Board of Directors has determined that Conrad Gunther is an “audit committee financial expert” as that term is defined in the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors, officers and ten percent shareholders.  To our knowledge, based solely on our review of (a) the copies of such reports and amendments thereto furnished to us and (b) written representations that no other reports were required, during our fiscal year ended December 31, 2010, all of the filings for our officers, directors and ten percent shareholders were made on a timely basis.

Item 11.                      Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation of our chief executive officer and chief financial officer, our “named executive officers,” for the years ended December 31, 2010 and 2009.  The Company has no executive officers other than the “named executive officers.”

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation (4)	Total ($)
Leonard A. Rosenbaum President and Chief Executive Officer	2010 2009	202,742 202,742	- -	- 14,655(2)	- -	202,742 217,397
Glen R. Charles Secretary and Chief Financial Officer	2010 2009	135,000 135,000	- -	- 2,531(3)	75,790 -	210,790 137,531
Karlheinz Strobl	2010	156,000	-	30,500(5)	-	186,500
Vice President of Business Development	2009	156,000	-	30,500(5)	-	186,500

(1)
Amounts shown do not reflect compensation actually received by the named executive officer.  Instead, the amounts shown are the compensation costs recognized by CVD in fiscal 2010 and 2009 for option awards as determined pursuant to ASC 718.  These compensation costs reflect option awards granted prior to fiscal 2010 and 2009.  The assumptions used to calculate the value of option awards are set forth under Note 12 of the Notes to Consolidated Financial Statements. “This column represents the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation).  Pursuant to SEC rule changes effective February 28, 2010, we are required to reflect the total grant date fair values of the option grants in the year of grant, rather than the portion of this amount that was recognized for financial statement reporting purposes in a given fiscal year which was required under the prior SEC rules, resulting in a change to the amounts reported in prior Annual Reports.

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

(4)
The amount shown is attributable as to $32,400 as a result of the exercise by Mr. Charles of 7,500 shares of the Company’s common stock in 2010. The balance is attributable to accrued vacation time paid in 2010.

(5)
The amount shown is attributable to non-qualified stock options to purchase 100,000 shares of the Company’s common stock granted to Mr. Strobl on October 10, 2007 that became exercisable as to 25% and 37.5% of the underlying shares on October 10, 2009 and October 10, 2010 respectively.. These options were issued at a grant price equal to the then current market price of $4.62. These options expire on October 10, 2017.

Outstanding Equity Awards at December 31, 2010

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2010

	OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date

Leonard A.	21,000	-	4.10	9/13/2012
Rosenbaum	24,000	-	3.65	12/12/2017

Glen R. Charles	7,500	-	2.26	6/16/2012
Karlheinz Strobl	37,500	62,500 (1)	4.62	10/10/2017

(1) Options vest as to 12,500 shares on October 12 each year consecutively through 2015.

2010  Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2010.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Restricted Stock Awards (2)	Total
Alan H. Temple Jr.	$14,000	$12,001	$14,025	$40,026
Martin J. Teitelbaum	14,000	12,001	14,025	40,026
Conrad J. Gunther	17,000	12,001	14,025	43,026
Bruce t. Swan	14,000	12,001	14,025	40,026
Kelly S. Walters	14,000	12,001	14,025	40,026

(1)     Amounts shown do not reflect compensation actually received by the named director. Instead, the amounts shown are the compensation costs recognized by CVD in fiscal 2010 for option awards as determined pursuant to ASC 718. These compensation costs reflect option awards granted in fiscal 2010.  The assumptions used to calculate the value of option awards are set forth under Note 12 of the Notes to Consolidated Financial Statements.

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

The following table sets forth, as of March 4, 2011, information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent (5%) of our common stock, (b) each of our directors, (c) each of the named executive officers, and (d) all directors and executive officers and executive employees as a group.  For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of March 4, 2011.

Name and Address of Beneficial Owner(1)	Amounts and Nature of Beneficial Ownership (2)	Percent of Class (%)
Leonard A. Rosenbaum	1,382,450 (3)	28.5
Alan H. Temple Jr.	219,610 (4)	4.5
Martin J. Teitelbaum	107,210 (5)	2.2
Conrad J. Gunther	83,810 (6)	1.7
Bruce T. Swan	71,510 (7)	1.5
Kelly S. Walters	11,635 (8)	*
Glen R. Charles	16,000 (9)	*
Karlheinz Strobl	43,521 (10)	*

All directors and executive officers and executive employees as a group (eight (8) persons)	1,935,746	39.9

*Less than 1% of the outstanding common stock or less than 1% of the voting power

(1)
The address of Messrs. Rosenbaum, Temple, Teitelbaum, Gunther, Swan, Walters, Charles and Strobl is c/o CVD Equipment Corporation, 1860 Smithtown Avenue, Ronkonkoma, New York, 11779. The address of Gagnon Securities, LLC is 1370 Avenue of the Americas, Suite 2400, New York, NY 10019.

(2)	All of such shares are owned directly with sole voting and investment power, unless otherwise noted below.

(3)	Includes options to purchase 45,000 shares of our common stock.

(4)	Includes options to purchase 51,710 shares of our common stock. Does not include options to purchase 1,400 shares of our common stock. Does not include 900 shares of unvested restricted common stock.

(5)
Includes 2,000 shares held by Mr. Teitelbaum’s wife as to which beneficial ownership thereof is disclaimed by Mr. Teitelbaum and options to purchase 51,710 shares of our common stock.  Does not include options to purchase 1,400 shares of our common stock. Does not include 20,900 shares of unvested restricted common stock.

(6)	Includes options to purchase 51,710 shares of our common stock. Does not include options to purchase 1,400 shares of our common stock. Does not include 900 shares of unvested restricted common stock.

(7)	Includes options to purchase 51,710 shares of our common stock. Does not include options to purchase 1,400 shares of our common stock. Does not include 900 shares of unvested restricted common stock.

(8)	Includes options to purchase 6,710 shares of our common stock. Does not include options to purchase 1,400 shares of our common stock. Does not include 900 shares of unvested restricted common stock.

(9)	Includes options to purchase 7,500 shares of our common stock. Does not include 3,000 shares of unvested restricted common stock units.

(10)
Includes options to purchase 37,500 shares of our common stock. Does not include options to purchase 62,500 shares of our common stock. Does not include 3,000 shares of unvested restricted common stock units.

See Item 5, Market for Registrant’s Common Equity and Related Stockholder Matters, under the heading “Equity Compensation Plan Information” for information regarding our securities authorized for issuance under equity compensation plans.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

Martin J. Teitelbaum serves as a director and our outside general counsel.  The Company incurred legal fees for Mr. Teitelbaum’s professional services of approximately $125,000 and $65,000 for the two years ended December 31, 2010 and 2009 respectively. As of December 31, 2010 and 2009 unpaid legal fees of approximately $125,000 and $65,000 respectively were due Mr. Teitelbaum for services rendered. On February 18, 2011, we entered into an employment agreement, (the “Employment Agreement”), with Mr. Teitelbaum pursuant to which Mr. Teitelbaum will be employed by us as our General Counsel for a term of five years. Mr. Teitelbaum shall receive an initial base salary of $225,000 in the first year of employment, which shall be increased on the anniversary date of each year of the effective date of the Employment Agreement by 5% over the prior year. As additional compensation, we issued to Mr. Teitelbaum 20,000 shares of restricted common stock of the Company pursuant to our 2007 Share Incentive Plan, which shall vest annually on each anniversary of the effective date of the Employment Agreement, provided that Mr. Teitelbaum remains employed by us on such date, at the rate of 4,000 shares per year.

Charles Temple, son of Alan H. Temple Jr., our director, is a non-officer employee of the Company. The Company paid Charles Temple approximately $106,200 and $102,200 in salary during the fiscal years ending December 31, 2010 and 2009, respectively.

We maintain bank accounts and deposits cash in Community National Bank. Conrad Gunther, a director of the Company, is a Senior Vice President and Senior Loan Officer at Community National Bank. We do not pay any fees to Mr. Gunther or Community National Bank in connection with this investment vehicle.

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

Item 14.                      Principal Accountant Fees and Services.

The following presents fees for professional audit services rendered by MSPC, Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”), (formerly known as Moore Stephens, P.C.) for the audit of our financial statements for the years ended December 31, 2010 and December 31, 2009.

Audit Fees

The aggregate fees billed by MSPC for the annual audit of the Company, quarterly interim reviews of financial statements including the Company’s reports on Form 10-Q and services normally provided by them in connection with statutory and regulatory filings, for fiscal years 2010 and 2009, were $98,500 and $94,000, respectively.

Audit- Related Fees

We did not incur any audit-related fees in 2010 or 2009.

Tax Fees

Tax fees in 2010 consisted of the tax preparation of the 2009 tax return by Holtz, Rubenstein Reminick LLP as well as the preparation of the tax return filing extensions by MSPC. The aggregate fees billed by Holtz, Rubenstein Reminick LLP and MSPC in 2010 was $15,350.Tax fees in 2009 consisted of the tax preparation of the 2008 annual tax return by MSPC. The aggregate fees billed by MSPC for such services was $11,400.

All Other Fees

Other fees consisted of advisory services provided by MSPC relating to the Company’s Share Incentive Plan and Sarbanes Oxley requirements in 2009.  The aggregate fee billed by MSPC for such services was $1,000 in 2009. The Company did not incur any other fees in 2010.

Audit Committee Approval

The engagement of the Company’s independent registered public accounting firm is pre-approved by the Company’s Audit Committee.  The Audit Committee pre-approves all fees billed and all services rendered by the Company’s independent registered public accounting firm.

PART IV

Item 15.                      Exhibits, Financial Statement Schedules

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

23.4        Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-3)

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

NAME	POSITION	DATE

/s/ Leonard A Rosenbaum	President, Chief Executive Officer and Director	March 7, 2011
Leonard A. Rosenbaum	(Principal Executive Officer)
/s/ Alan H. Temple Jr.	Director	March 7, 2011
Alan H. Temple Jr.
/s/ Martin J. Teitelbaum	Director and Assistant Secretary	March 7, 2011
Martin J. Teitelbaum
/s/ Conrad J. Gunther	Director	March 7, 2011
Conrad J. Gunther
/s/ Bruce T. Swan	Director	March 7, 2011
Bruce T. Swan
/s/ Kelly S. Walters	Director	March 7, 2011
Kelly S. Walters
/s/ Glen R. Charles	Chief Financial Officer and Secretary	March 7, 2011
Glen R. Charles	(Principal Financial and Accounting Officer)

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.

Report of Independent Registered Public Accounting Firm	F1

Financial Statements:

Consolidated Balance Sheets as of December 31, 2010 and 2009	F2

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009	F3

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010 and 2009	F4

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009	F5

Notes to Consolidated Financial Statements	F6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
   CVD Equipment Corporation and Subsidiary
   Ronkonkoma, New York

We have audited the accompanying consolidated balance sheets of CVD Equipment Corporation and Subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CVD Equipment Corporation and Subsidiary as of December 31, 2010 and 2009, and the results of their consolidated operations and their consolidated cash flows for each of the two years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of CVD Equipment Corporation and Subsidiary's internal control over financial reporting as of December 31, 2010, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

Cranford, New Jersey
March 4, 2011

The accompanying notes are an integral part of the consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
As of December 31,

	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$6,249,090	$3,119,731
Accounts receivable, net	2,909,173	2,130,196
Costs and estimated earnings in excess
of billings on uncompleted contracts	1,658,689	2,708,084
Inventories, net	3,479,862	3,268,138
Idle inventories	1,150,000	1,150,000
Deferred income taxes – current	232,481	378,412
Other current assets	136,269	213,593
	15,815,564	12,968,154
Total Current Assets

Property, plant and equipment, net	7,554,317	7,591,363

Deferred income taxes – non-current	780,288	711,293

Other assets	157,661	322,602

Intangible assets, net	58,310	71,579
Total Assets	$24,366,140	$21,664,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$372,387	$368,041
Billings in excess of costs and estimated earnings on uncompleted contracts	2,323,691	-
Accounts payable	640,829	873,626
Accrued expenses	1,148,101	947,264
Accrued professional fees – related party	125,000	64,521
Deferred revenue	100,373	151,514
Total Current Liabilities	4,710,381	2,404,966

Long-term debt, net of current portion	3,396,446	3,768,824
Total Liabilities	8,106,827	6,173,790

Commitments and Contingencies (Note 17)	-	-

Stockholders’ Equity:
Common stock - $0.01 par value – 10,000,000 shares authorized:
issued & outstanding, 4,819,325 shares at December 31, 2010
and 4,761,825 shares at December 31, 2009	48,193	47,618
Additional paid-in capital	10,329,526	10,093,761
Retained earnings	5,881,594	5,349,822
Total Stockholders’ Equity	16,259,313	15,491,201

Total Liabilities and Stockholders’ Equity	$24,366,140	$21,664,991

The accompanying notes are an integral part of the consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
Years ended December 31,

	2010	2009

Revenue (Note 17)	$16,257,587	$10,575,019

Cost of revenue	10,377,564	5,755,501

Gross profit	5,880,023	4,819,518

Operating expenses
Selling and shipping	951,256	698,820
General and administrative	3,858,376	3,752,673
Related party – professional fees	125,000	64,521

Total operating expenses	4,934,632	4,516,014

Operating income	945,391	303,504

Other income (expense):
Interest income	8,215	33,464
Interest expense	(226,559)	(248,715)
Other income	14,520	43,135
Total other (expense), net	(203,824)	(172,116)

Income before income tax (expense)
benefit	741,567	131,388
Income tax (expense) benefit	(209,795)	47,636

Net income	$531,772	$179,024

Basic earnings per common share	$0.11	$0.04
Diluted earnings per common share	$0.11	$0.04

Weighted average common shares
outstanding basic	4,798,660	4,760,749

Weighted average common shares
outstanding diluted	4,856,626	4,807,907

The accompanying notes are an integral part of the consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance – January 1, 2009	4,749,500	$ 47,495	$ 9,927,260	$ 5,170,798	$15,145,553

Stock-based compensation	12,325	123	166,501		166,624

Net Income				179,024	179,024

Balance – December 31, 2009	4,761,825	$ 47,618	$10,093,761	$ 5,349,822	$15,491,201

Exercise of stock options	41,000	410	63,440		63,850

Stock-based compensation	16,500	165	172,325		172,490

Net income				531,772	531,772

Balance – December 31, 2010	4,819,325	$48,193	$10,329,526	$5,881,594	$16,259,313

The accompanying notes are an integral part of the consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31,

	2010		2009
Cash flows from operating activities:
Net income		$531,772	$179,024
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization		588,987	580,238
Stock-based compensation		172,490	166,624
Deferred tax benefit		76,936	(263,140)
Bad debt provision		(37,677)	(29,134)
(Increase)/decrease in operating assets
Accounts receivable		(741,300)	541,609
Cost in excess of billings on uncompleted contracts		1,049,395	1,264,449
Inventories, net		(211,724)	(883,563)
Other current assets		77,324	(38,810)
Other assets		----	83,300
Increase/(decrease) in operating liabilities
Customer deposits		----	(3,559,410)
Billings in excess of costs and estimated earnings on uncompleted contracts		2,323,691	----
Accounts payable		(232,797)	467,205
Accrued expenses		261,316	280,131
Deferred revenue		(51,141)	122,769
Total adjustments		3,275,500	(2,202,142)
Net cash provided by (used in) operating activities		3,807,272	(2,023,118)

Cash flows from investing activities:
Capital expenditures		(373,731)	(232,083)
Deposits		----	850
Net cash (used in) investing activities		(373,731)	(231,233)

Cash flows from financing activities
Payments of long-term debt		(368,032)	(347,287)
Net proceeds from stock options exercised		63,850	----
Net cash (used in) financing activities		(304,182)	(347,287)

Net increase (decrease) in cash and cash equivalents		3,129,359	(2,601,638)

Cash and cash equivalents at beginning of year		3,119,731	5,721,369

Cash and cash equivalents at end of year		$6,249,090	$3,119,731

Supplemental disclosure of cash flow information:
Income taxes paid		$40,048	$95,425
Interest paid		$226,559	$248,715
Transfer of equipment to cost on uncompleted contract	$	---	$242,260

The accompanying notes are an integral part of the consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 1 – Business Description

CVD Equipment Corporation and its subsidiary (the “Company”), a New York corporation, was organized and commenced operations in October 1982.  Its principal business activities include the manufacturing of chemical vapor deposition equipment, customized gas control systems, the manufacturing of process equipment suitable for the synthesis of a variety of one-dimensional nanostructures and nanomaterials and a line of furnaces, all of which are used primarily to produce semiconductors and other electronic components.  The Company engages in business throughout the United States and internationally.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CVD Equipment Corporation and its wholly owned subsidiary. In December 1998, a subsidiary, Stainless Design Concepts, Ltd., was formed as a New York Corporation.  In April 1999, this subsidiary was merged into CVD Equipment Corporation.  The Company has one inactive subsidiary, CVD Materials Corporation, as of December 31, 2010 and 2009.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Estimates are used when the accounting for certain items such as revenues on long-term contracts recognized on the percentage-of-completion method, allowances for doubtful accounts, depreciation and amortization, valuation allowances for deferred tax assets, impairment considerations of long-lived assets, stock-based compensation, and product warranties.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Under this method, revenues are recognized based on costs incurred to date compared with total estimated costs.

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed.

The liability, “Billing in excess of costs and estimated earnings on uncompleted contracts,” represents amounts billed in excess of revenues earned.

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

On January 1, 2007, the Company adopted the accounting standard on accounting for uncertainty in income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance on accounting for uncertainty in income taxes also addresses derecognition, classification, interest and penalties on income taxes, and accounting in interim periods. The Company does not believe it has any uncertain tax positions through the year ending December 31, 2010 which would have a material impact on the Company’s consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

The Company and its subsidiary file combined income tax returns in the U.S. federal and New York State jurisdiction. In addition, the parent company files standalone tax returns in California, Michigan, Minnesota, New Hampshire and Wisconsin. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for tax periods before 2007.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if any, in its income tax provision. The Company had no interest and penalties accrued at December 31, 2010 and 2009.

Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets.” If the asset is determined to be impaired, the impairment loss is measured on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value. The Company had no recorded impairment charges in the consolidated statement of operations during each of the years ended December 31, 2010 and 2009.

Computer Software

The Company follows ASC 350-40, “Internal Use Software.” This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs totaled $0 and $3,393 for the years ended December 31, 2010 and 2009, respectively, and are included in Other Assets. All computer software is amortized using the straight-line method over its estimated useful life of three to five years. Amortization expense related to computer software totaled $169,442 and $145,358 for the years ended December 31, 2010 and 2009, respectively.

Intangible Assets

The cost of intangible assets is being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 20 years. Amortization expense recorded by the Company in 2010 and 2009 totaled $8,342 and $12,810, respectively.

Research & Development

Research and development costs are expensed as incurred. We incurred approximately $712,000 and $757,000 of research and development expenses in 2010 and 2009, respectively. These costs are included as part of cost of revenue in the consolidated statement of operations.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Bad Debts

Accounts receivable is presented net of an allowance for doubtful accounts of $19,439 and $57,116 as of December 31, 2010 and 2009, respectively. The allowance is based on historical experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in economic and customer conditions. The Company doesn’t require collateral from its customers.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain stability and liquidity. The Company sells products and services to various companies across several industries in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses based upon historical experience.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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

Shipping and Handling

It is the Company’s policy to include freight in total sales. The amount netted against sales was $29,111 and $25,149 for the years ended December 31, 2010 and 2009, respectively. Included in selling and shipping expense is $96,855 and $94,555 for shipping and handling costs for each of the years ended 2010 and 2009, respectively.

Recently Adopted Accounting Pronouncements

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
December 31, 2010 and 2009

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

Recently Issued Accounting Standards

Variable Interest Entities

In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity, or VIE, and rquires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE. The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures such as joint ventures, equity method investments and collaboration arrangements. The guidance is applicable to all new and existing VIEs. The provisions of this new accounting guidance are effective for interim and annual reporting periods beginning after November 15, 2009. The adoption of this new accounting guidance did not have a material impact on our consolidated balance sheet, results of operations or financial condition.

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
December 31, 2010 and 2009

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

Improving Disclosures About Fair Value Measurements

In January 2010, the FASB issued updated accounting guidance related to fair value measurements and disclosures which amends and clarifies existing disclosure requirements.  This updated accounting guidance requires new disclosures related to amounts transferred into and out of Level 1 and 2 fair value measurements as well as separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements.  This guidance also clarifies existing fair value disclosure requirements related to the level of disaggregation and the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.  This guidance is effective for interim and annual periods, beginning after December 15, 2009, except for the separate disclosures of purchases, sales, issuances, and settlements related to amounts reported as Level 3 fair value measurements, which is effective for fiscal years beginning after December 13, 2010.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

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
December 31, 2010 and 2009

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

This accounting guidance for our non-financial assets and liabilities that are not recognized or disclosed at fair value on a recurring basis had no effect on our consolidated net income for the years ended December 31, 2010 and 2009.

The following table summarizes, for each major category of assets and liabilities, the respective fair value and the classification by level of input within the fair value hierarchy.

	December 31, 2010				December 31, 2009
(Unaudited)
Description	Level (1)	Level (2)	Level (3)	Total	Level (1)	Level (2)	Level (3)	Total
Assets:
Cash equivalents	$ 3,371,346	$ ---	---	$ 3,371,346	$ 1,795,622	$ ---	---	$1,795,622

Total Liabilities	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---	$ ---

Note 4 – Uncompleted Contracts
Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:
	2010	2009

Costs incurred on uncompleted contracts	$2,089,096		$1,504,137
Estimated earnings	2,935,315		2,429,770
	5,024,411		3,933,907
Billings to date	(5,689,413)		(1,225,823)
	$(665,002)		$2,708,084

	2010		2009
Included in accompanying balance sheets
Under the following captions:

Costs and estimated earnings in excess
of billings on uncompleted contracts	$1,658,689		$2,708,084

Billings in excess of costs and estimated
earnings on uncompleted contracts	$(2,323,691)	$	----

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 5 - Inventories

Inventories consist of:
	2010	2009

Raw materials	$2,010,820	$1,848,620
Work-in-process	1,388,516	1,238,115
Finished goods	180,526	181,403
Totals Less: Reserve for Obsolescence	3,579,862 (100,000)	3,268,138 ---
	$3,479,862	$3,268,138

Idle inventory includes $1,150,000 of equipment returned from terminated contract which was valued at the lower of cost or market. (See Note 17)

Note 6 – Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:

	2010	2009
Land	$1,135,000	$1,135,000
Buildings	4,507,366	4,507,366
Building improvements	2,120,054	2,105,781
Machinery and equipment	1,886,564	1,886,564
Furniture and fixtures	341,245	341,245
Computer equipment	460,818	414,420
Transportation equipment	109,969	109,969
Lab equipment	757,249	444,637
Totals at cost	11,318,265	10,944,982
Less:Accumulated depreciation and amortization	(3,763,948)	(3,353,619)
	$7,554,317	$7,591,363

Depreciation and amortization expense (1)	$588,987	$580,238

(1)	Includes amortization expense of $178,658 and $161,510 for the years ending December 31, 2010 and 2009, respectively. Such amortization expense relates to other capitalized and intangible assets.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 7 – Intangible Assets

Intangible assets as of December 31 are summarized as follows:

2010

	Weighted Average		Accumulated	Net of Accumulated
Intangible Assets	Amortization Period	Cost	Amortization	Amortization

Licensing Agreement	5	$10,000	$10,000	$0
Patents & Copyrights	14	46,692	25,045	21,647
Intellectual Property	15	100,000	63,337	36,663
Certifications	3	58,485	58,485	0
Other	5	21,492	21,492	0

Totals		$236,669	$178,359	$58,310

2009
	Weighted Average		Accumulated	Net of Accumulated
Intangible Assets	Amortization Period	Cost	Amortization	Amortization

Licensing Agreement	5	$10,000	$10,000	$0
Patents & Copyrights	14	46,243	23,359	22,884
Intellectual Property	15	100,000	56,670	43,330
Certifications	3	58,485	53,120	5,365
Other	5	21,492	21,492	0

Totals		$236,220	$164,641	$71,579

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 7 – Intangible Assets (continued)

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of December 31 is as follows:

Year Ended
2011	$ 8,352
2012	8,352
2013	8,347
2014	6,685
2015	6,452
Thereafter	20,122
Total	$ 58,310

Note 8 – Financing Arrangements

The Company has a $5 million three-year revolving credit facility with a bank permitting it to borrow on a revolving basis until May 1, 2011. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR rate plus 2.00% or (ii) the bank’s Prime Rate minus .25%. Although there were no amounts outstanding on the facility as of December 31, 2010 and 2009, the Company had utilized $239,000 and $354,000 of the credit facility at December 31, 2010 and December 31, 2009, respectively, to purchase equipment which was converted into term loans and reduced the funds available from the credit facility by those same amounts. The prime rate was 3.25% at December 31, 2010 and 2009.

Note 9 – Long-term Debt

Long-term debt as of December 31 consists of the following:
	2010	2009
CAPITAL ONE BANK
$805,000 mortgage payable secured by real property, building and improvements in Saugerties, New York; payable in equal monthly installments of $5,903 including interest at 6.2% per annum; entire principal comes due in July 2018.	$752,481	$775,235

GENERAL ELECTRIC CAPITAL CORPORATION
$2,700,000 Mortgage payable secured by real property, building and improvements at 1860 Smithtown Avenue, Ronkonkoma, NY payable in monthly installments of $22,285 including interest at 5.67% per annum; pursuant to an installment sale agreement with the Town of Islip Industrial Development Agency; final payment due March 2017	1,404,530	1,586,666

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 9 – Long-term Debt (continued)

	2010	2009
CAPITAL ONE BANK
$1,000,000 mortgage payable secured by real property and building at 979 Marconi Avenue, Ronkonkoma, NY, payable in monthly installments of $7,023 including interest at 5.67% per annum, pursuant to an installment sale agreement with the Town of Islip Industrial Development Agency; entire principal comes due in March 2018	$920,621	$951,019

CAPITAL ONE BANK
$500,000 mortgage payable secured by real property and building at 979 Marconi Avenue, Ronkonkoma, NY, payable in monthly installments of $2,992 including interest at 3.67% per annum, pursuant to an installment sale agreement with the Town of Islip Industrial Development Agency; entire principal comes due in March 2018	451,878	469,993

CAPITAL ONE BANK
Sixty month installment note, payable in monthly installments of $1,776, including interest at 6.75 % per annum; final payment due January 2011, collateralized by certain equipment.	3,526	23,826

CAPITAL ONE BANK
Sixty month installment note, payable in monthly installments of $2,770, including interest at 7.01% per annum; final payment due April 2012, collateralized by certain equipment.	42,354	71,452

CAPITAL ONE BANK
Sixty month installment note payable in monthly installments of $6,536 including interest at 5.68% per annum; final payment due August 2013, collateralized by certain equipment	193,443	258,674
Totals	3,768,833	4,136,865
Less: Current maturities	372,387	368,041
Long-term debt	$3,396,446	$3,768,824

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 9 – Long-term Debt (continued)

Future maturities of long-term debt as of December 31, 2010 are as follows:

2011	$ 372,387
2012	780,352
2013	330,568
2014	295,847
2015	313,286
Thereafter	1,676,393
$3,768,833

As of December 31, 2010 we are in compliance with the terms of the covenants in both of the Capital One Bank and General Electric Capital Corporation loan agreements.

Note 10 – Earnings per Share

The calculation of basic and diluted weighted average common shares outstanding is as follows:

	2010	2009
Weighted average common shares outstanding basic earnings per share	4,798,660	4,760,749

Effect of potential common share issuance:
Stock options	57,966	47,158

Weighted average common shares outstanding
Diluted earnings per share	4,856,626	4,807,907

Outstanding options to purchase 10,000 and 313,000 shares at December 31, 2010 and December 31, 2009, respectively, were not included in the diluted earnings per share calculation because the exercise price was higher than the average market price; however, these options may dilute the earnings per share calculation in future periods.

Note 11 – Income Taxes

For the year ended December 31, 2010, the Company has reduced its benefit for income taxes recorded due to the uncertainty of full utilization of certain deferred tax assets related to capital loss carryforwards and New York State investment tax credits. At December 31, 2010, the Company had approximately $251,000 of capital loss carryforwards, $806,000 of New York State investment tax credit carryforwards and $596,000 of federal research and development credits.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

If not utilized, the capital loss carryover will expire in 2014, the investment tax credits expire from 2011 through 2026 and the research and development tax credits expire from 2027-2030. Based on the available objective evidence, including the Company’s history of taxable income and the character of that income, management believes it is more likely than not that these components of the Company’s deferred tax assets will not be fully utilized. Accordingly, the Company provided for a partial valuation allowance against its total net deferred tax assets at December 31, 2010 and 2009 of approximately $787,000 and $787,000 attributable to these components.

The expense (benefit) for income taxes includes the following:

	2010	2009
Current:
Federal	$114,505	$197,079
State	18,354	18,425
Total Current Tax Provision	132,859	215,504
Deferred:
Federal	62,282	(279,203)
State	14,654	16,063
Total Deferred Tax Provision	76,936	(263,140)
Income tax expense (benefit)	$209,795	$(47,636)

The tax effects of temporary differences giving rise to significant portions of the net deferred taxes are as follows:

	2010	2009

Allowance for doubtful accounts	$8,503	$23,988
Inventory capitalization	28,850	190,250
Depreciation and amortization	(374,663)	(370,063)
Investment tax credits	806,495	806,495
Research & development tax credits	595,634	595,634
Compensation costs	412,714	340,269
Vacation accrual	216,731	184,627
Capital loss carryforward	105,474	105,474
Gross deferred tax asset	1,799,738	1,876,674
Less valuation allowance	(786,969)	(786,969)
Net deferred tax asset	$1,012,769	$1,089,705

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

The reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	2010	2009

Expected provision at federal statutory rate (34%)	$252,133	$ 44,672
State taxes, net of federal benefit	21,785	22,762
Depreciation & amortization	83,596	111,314
Stock-based compensation expense	(21,708)	-
Federal research & development credit	(93,918)	(212,023)
Other permanent differences	(32,093)	(14,361)
Income tax expense (benefit)	$209,795	($47,636)

NOTE 12 – Stock Option Plans

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

In 2009, the Company did not grant any options under this Plan.

2001 Non-Qualified Stock Option Plan

In November 2006, the Company registered a non-qualified stock option plan that the shareholders had approved in July 2001, covering key employees, officers, directors and other persons that may be considered as service providers to the Company. Options will be awarded by the Board of Directors or by a committee appointed by the Board. Under the plan, an aggregate of 300,000 shares of Company common stock, $.01 par value, are reserved for issuance or transfer upon the exercise of options which are granted. Unless otherwise provided in the option agreement, options granted under the plan shall vest over a four year period commencing one year from the anniversary date of the grant. The stock option plan shall terminate on July 22, 2011. The Company did not grant any options under this Plan 2009.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 12 – Stock Option Plans (continued)

In January 2010, the Company granted options to purchase 26,550 shares of its common stock to its outside directors pursuant to the Company’s Outside Director Compensation Plan, at an exercise price of $4.25 per share, the fair market value on the date of grant. Options vested as to 6,640 shares on January 15, 2010, 6,635 shares on April 15, 2010, 6,635 shares on July 15, 2010 and 6,640 shares on October 15, 2010. All options expire seven years after the date of grant.

2007 Share Incentive Plan

On December 12, 2007, shareholders approved the Company’s 2007 Share Incentive Plan (“Incentive Plan”), in connection therewith, 750,000 shares of the Company’s common stock are reserved for issuance pursuant to options or restricted stock that may be granted under the Incentive Plan through December 12, 2017. On September 24, 2008, 16,000 shares of the Company’s common stock were granted and issued to six employees. In 2009 12,325 shares of the Company’s common stock were granted and issued to the Company’s five outside directors. In 2010, 16,500 shares of the Company’s common stock were granted and issued to the Company’s five outside directors.

The purchase price of the common stock under each option plan shall be determined by the Committee, provided, however, that such purchase price shall not be less than the Fair Market Value of the Shares on the date such option is granted. The stock options generally expire seven to ten years after the date of grant.

A summary of the stock option activity related to the 1989 and 2001 Stock Option Plans for the period from January 1, 2009 through December 31, 2010 is as follows.

1989 Non-Qualified Stock Option Plan

	Beginning Balance Outstanding	Granted During Period	Exercised During Period	Canceled During Period	Ending Balance Outstanding	Exercisable
Year ended December 31, 2009
Number of shares	231,250	-0-	-0-	-0-	231,250	213,500
Weighted average exercise price per share	$3.52	$-0-	$-0-	-0-	$3.52	$3.42
Year ended December 31, 2010
Number of shares	231,250	-0-	41,000	10,000	180,250	177,750
Weighted average exercise price per share	$3.52	-0-	-0-	-0-	$4.00	$3.97

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 12 – Stock Option Plans (continued)

2001 Non-Qualified Stock Option Plan

	Beginning Balance Outstanding	Granted During Period	Exercised During Period	Canceled During Period	Ending Balance Outstanding	Exercisable
Year ended December 31, 2009	184,750	-0-	-0-	-0-	184,750	120,000
Number of shares
Weighted average exercise price per share	$3.99	$-0-	$-0-	$-0-	$3.99	$3.65
Year ended December 31, 2010
Number of shares	184,750	26,550	-0-	-0-	211,300	148,800
Weighted average exercise price per share	$3.99	4.25	-0-	-0-	$4.02	$3.66

The Company has 391,550 of outstanding stock options under the 1989 and 2001 Plans at December 31, 2010.  None of these stock options were in excess of market value at December 31, 2010.

The following table summarizes information about the outstanding and exercisable options at December 31, 2010:

Options Outstanding					Options Exercisable
		Weighted
		Average	Weighted			Weighted
		Remaining	Average			Average
Exercise	Number	Contractual	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price Range	Outstanding	Life	Price	Value	Exercisable	Price	Value

$2.00-$2.99	30,000	1.46 years	$2.26	$148,200	30,000	$2.26	$148,200
$3.00-$4.00	120,000	6.95 years	$3.65	$426,000	120,000	$3.65	$ 426,000
$4.01-$4.50	131,550	2.98 years	$4.13	$403,859	131,550	$4.13	$403,859
$4.51-$5.00	100,000	7.78 years	$4.62	$258,000	37,500	$4.62	$ 96,750
$5.01-$6.00	10,000	4.08 years	$5.90	$ 13,000	7,500	$5.90	$ 9,750

The intrinsic value of the 41,000 options exercised during the year ended December 31, 2010 was $129,765. No options were exercised in 2009.

During the years ended December 31, 2010 and 2009, the Company recorded into selling and general administrative expense approximately $172,000 and $167,000 for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of ASC 718.

The fair value was estimated by using the Black-Scholes option-pricing model which took into account as of the grant date, the exercise price and the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option. There were no options granted in 2009.   Significant underlying assumptions are as follows:

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

NOTE 12 – Stock Option Plans (continued)

	Risk-Free		Expected	Expected
Year ended	Interest Rate	Expected Life	Volatility	Dividends

December 31, 2010	2.4%	5 Years	60.66%	None

Note 13 – Defined Contribution Plan

On August 1, 1998, the Company adopted a 401(k) Plan for the benefit of all eligible employees. All employees as of the effective date of the 401(k) Plan became eligible. An employee who became employed after August 1, 1998, would become a participant after three months of continuous service.

Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are optional. During the years ended December 31, 2010 and 2009, the Company incurred administrative costs totaling $2,609 and $3,783 respectively. No employer contribution has been made for 2010 and 2009.

Note 14 – Significant Risks and Uncertainties

Cash and Cash Equivalents

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at December 31, 2010 and at December 31, 2009 was approximately $4,249,090 and $377,000, respectively.

Export Sales

Export sales to unaffiliated customers represented approximately 37% and 14% of sales for the years ended December 31, 2010 and 2009, respectively. Export sales in both 2010 and 2009 were primarily to customers in Europe and Asia. All contracts are denominated in U.S. dollars. The Company does not enter into any foreign exchange contracts.

Note 15 – Related Party Transactions

The general counsel for the Company is also a director. The Company incurred legal fees for his professional services of approximately $125,000 and $65,000 for the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, the Company owed the general counsel approximately $125,000 and $65,000 respectively. (See Note 18)

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 15 – Related Party Transactions (continued)

Charles Temple, son of Alan H. Temple Jr., our director, is a non-officer employee of the Company. The Company paid Charles Temple approximately $106,200 and $102,200 in salary during the fiscal years ending December 31, 2010 and 2009 respectively.

The Company maintains bank accounts and deposits cash in Community National Bank. Conrad Gunther, a director of the Company, is a Senior Vice President and Senior Loan Officer at Community National Bank. The Company does not pay any fees to Mr. Gunther or Community National Bank in connection with this investment vehicle.

Note 16 – Segment Reporting

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

The following table presents certain information regarding the Company’s segments as of December 31, 2010 and for the year then ended:

	CVD	SDC	Conceptronic	Eliminations	Consolidated
Assets	$25,636,394	$2,753,931	$1,368,660	$(5,392,845)	$24,366,140

Revenue (Note 17)	$12,435,193	$3,327,312	$1,263,022	$(767,940)	$16,257,587
Interest Expense	166,956	49,127	10,477		226,559
Depreciation and amortization	470,717	110,474	7,796		588,987
Capital Expenditures	366,959	6,772	-		373,731
Pretax earnings (loss)	941,014	(311,188)	111,741		741,567

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 16 – Segment Reporting (continued)

The following table presents certain information regarding the Company’s segments as of December 31, 2009 and for the year then ended:

	CVD	SDC	Conceptronic	Eliminations	Consolidated
Assets	$22,503,703	$2,742,836	$1,129,404	$(4,710,952)	$21,664,991

Revenue	$7,530,259	$3,065,804	$923,577	$(944,621)	$10,575,019
Interest Expense	175,029	50,790	22,897	-	248,716
Depreciation and amortization	492,384	74,796	13,058	-	580,238
Capital expenditures	162,037	70,046	-	-	232,083
Pretax earnings (loss)	834,198	(302,396)	(400,414)	-	131,388

Note 17 - Commitments and Contingencies

Legal Proceedings

On September 18, 2007 a settlement was reached between the Company and PrecisionFlow Technologies, Inc. of the pending litigation. Under the terms of the settlement, all claims and counterclaims asserted by the parties in previously filed lawsuits were discontinued in consideration of which the Company was to receive payments totaling $541,600 to be paid over a specific timetable as defined. As of December 31, 2010, we have been paid in full.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

Note 17 - Commitments and Contingencies (continued)

On January 26, 2010, the Company commenced an action against Taiwan Glass Industrial Corp. (“Taiwan Glass”) and Mizuho Corporate Bank (“Mizuho”) in the United States District Court for the Southern District of New York. By that action, the Company seeks monetary damages ($5,816,000) against Taiwan Glass for breach of contract and against Mizuho ($3,564,000) for failing to pay the second installment on a letter of credit issued by Mizuho.

The Company believes that Taiwan Glass has no legal basis for unilaterally refusing to accept and pay for equipment specially manufactured for them and shipped to them by the Company and that Mizuho was obligated to make the payment which it has failed and refused to make to the Company. Taiwan Glass and Mizuho have each interposed an answer denying these allegations and Taiwan Glass has interposed counterclaims seeking unspecified monetary damages. There is a pending motion for summary judgment filed by Mizuho seeking dismissal of the claim against it. In addition, the Company filed a cross-motion seeking summary judgment against Mizuho for its failure to make payment to the Company pursuant to the terms of the Letter of Credit. The Company is vigorously pursuing its claims against both defendants and defending against the counterclaims interposed by Taiwan Glass.

As a result of the above-mentioned dispute with Taiwan Glass, the accounting treatment the Company applied in 2009 was to unwind the contract since revenue recognition rules under generally accepted accounting principles in the United States of America were not met. With this accounting treatment, we recorded the sum of the retained initial payment ($3,564,000) and the estimated lower of cost or market basis of the returned equipment ($1,150,000) as an offset to the production costs of the specially manufactured equipment ($4,027,000). The result of unwinding the Taiwan Glass contract in the fourth quarter of 2009 was to reduce the CVD division revenue by $3,564,000 and our cost of revenue by $4,714,000.

At December 31, 2010, Taiwan Glass has not yet granted permission to allow the Company to use or sell the returned equipment ($1,150,000) due to the pending litigation. Management has reclassified the returned equipment as Idle inventories, as of December 31, 2010. The Idle inventories,  has been assigned a net carrying value using the lower of cost or market.

NOTE 18 – Subsequent Events

On February 14, 2011, we filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission ("SEC") to register shares of our common stock and other securities for sale, giving us the opportunity to pursue possible future fundraising when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings.  This shelf registration was declared effective by the SEC on February 28, 2011.  We currently have the ability to sell in the aggregate $20 million of our securities under the shelf registration statement.  The number of shares that we can sell and the amount of the gross proceeds that we can raise may be subject to certain limitations pursuant to applicable NASDAQ marketplace and SEC rules.  Any equity or equity-linked financing could be dilutive to existing shareholders.

Effective February 18, 2011 (the “Effective Date”), we entered into an Employment Agreement with Martin J. Teitelbaum to employ Mr. Teitelbaum as our General Counsel (the “Employment Agreement”).  Mr. Teitelbaum has also been serving as a member of our Board of Directors.  The terms of the Employment Agreement were approved by the Board of Directors.