Form 10-Q
period 2011-03-31
CVD EQUIPMENT CORP
filed 2011-05-10
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.\
For the quarterly period ended March 31, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Yes  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,840,175 shares of Common Stock, $0.01 par value at May 1, 2011.

______________________________________________________________________________

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

Index

Part I - Financial Information

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	March 31, 2011 (Unaudited)	December 31, 2010*
ASSETS
Current Assets:
Cash and cash equivalents	$10,626,553	$6,249,090
Accounts receivable, net	3,994,739	2,909,173
Cost and estimated earnings in excess
of billings on uncompleted contracts	2,732,086	1,658,689
Inventories, net	3,010,182	3,479,862
Idle inventories	1,150,000	1,150,000
Deferred income taxes – current	250,728	232,481
Other current assets	160,167	136,269

Total Current Assets	21,924,455	15,815,564

Property, plant and equipment, net	7,508,089	7,554,317

Deferred income taxes – non-current	758,263	780,288

Other assets	126,671	157,661

Intangible assets, net	56,238	58,310

Total Assets	$30,373,716	$24,366,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$272,028	$372,387
Billings in excess of costs and estimated
Earnings on uncompleted contracts	6,737,192	2,323,691
Accounts payable and accrued expenses	2,682,327	1,788,930
Accrued professional fees – related party	20,000	125,000
Deferred revenue	499,149	100,373
Total Current Liabilities	10,210,696	4,710,381

Long-term debt, net of current portion	3,191,492	3,396,446
Total Liabilities	13,402,188	8,106,827

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock - $0.01 par value – 10,000,000 shares	48,216	48,193
authorized; issued and outstanding, 4,821,575 at	10,354,294	10,329,526
March 31, 2011 and 4,819,325 at December 31, 2010	6,569,018	5,881,594
Additional paid-in-capital	16,971,528	16,259,313
Retained earnings
Total Stockholders’ Equity	$30,373,716	$24,366,140

* Derived from audited financial statements for the year ended December 31, 2010 (see Form 10-K filed on March 07, 2011 with the Securities and Exchange Commission).

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenue	$6,205,700	$3,721,849

Cost of revenue	3,921,460	2,615,303

Gross profit	2,284,240	1,106,546

Operating expenses
Selling and shipping	286,519	211,655
General and administrative	1,100,767	933,183
Related party – professional fees	20,000	15,000
Total operating expenses	1,407,286	1,159,838

Operating income (loss)	876,954	(53,292)

Other income (expense)
Interest income	3,335	2,372
Interest expense	(53,732)	(58,716)
Other income	84,404	5,725
Total other income (expense)	34,007	(50,619)

Income (loss) before income taxes	910,961	(103,911)

Income tax expense (benefit)	223,537	(13,482)

Net income (loss)	$687,424	$(90,429)

Basic income (loss) per common share	$0.14	$(0.02)

Diluted income (loss) per common share	$0.14	$(0.02)

Weighted average common shares outstanding
basic	4,821,125	4,775,575

Effect of potential common share issuance:	220,650	-

Weighted average common shares outstanding	5,041,775	4,775,575

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities
Net income (loss)	$687,424	$(90,429)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Stock-based compensation expense	68,828	43,826
Depreciation and amortization	137,026	152,667
Deferred tax benefit	3,778	(23,182)
Bad debt provision	487	1,424
Changes in operating assets and liabilities:
Accounts receivable	(1,086,053)	(996,871)
Cost in excess of billings on uncompleted contracts	(1,073,397)	318,407
Inventories, net	469,681	(275,128)
Other current assets	(23,898)	(55,298)
Increase (decrease) in operating liabilities
Billings in excess of costs and estimated earnings
on uncompleted contracts	4,413,501	-
Accounts payable and accrued expenses	788,395	49,843
Deferred revenue	398,776	(98,951)
Net cash provided by (used in) operating activities	4,784,548	(973,692)

Cash flows from investing activities:
Capital expenditures	(57,733)	(130,510)
Net cash (used in) investing activities	(57,733)	(130,510)

Cash flows from financing activities:
Deferred offering costs	(44,038)	-
Payments of long-term debt	(305,314)	(90,484)
Net cash (used in) financing activities	(349,352)	(90,484)

Net increase (decrease) in cash and cash equivalents	4,377,463	(1,194,686)
Cash and cash equivalents at beginning of period	6,249,090	3,119,731

Cash and cash equivalents at end of period	$10,626,553	$1,925,045

Supplemental disclosure of cash flow information:	$305,100	$13,338
Income taxes paid	$53,732	$58,716

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 1:                      BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

The balance sheet as of December 31, 2010 has been derived from the audited financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, including the accounting policies followed by the Company as set forth in Note 2 to the consolidated financial statements in the December 31, 2010 Form 10-K.

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
March 31, 2011
(Unaudited)

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The asset, “Cost and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed.

The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents amounts billed in excess of revenues earned.

NOTE 3:                      CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in certificates of deposit, treasury bills and money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain stability and liquidity. From time to time these temporary cash investments may exceed the Federal Deposit Insurance Corporation (FDIC) limit which at March 31, 2011 and December 31, 2010 was approximately $3,489,000 and $4,249,000, respectively. The Company sells products and services to various companies across several industries in the ordinary course of business. The Company assesses the financial strength of its customers and maintains allowances for anticipated losses.

NOTE 4:                      UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:

	March 31, 2011	December 31, 2010
	(Unaudited)

Costs incurred on uncompleted contracts	$3,463,893	$2,089,096
Estimated earnings	4,556,698	2,935,315
	8,020,591	5,024,411
Billings to date	(12,025,697)	(5,689,413)
	(4,005,106)	(665,002)

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 4:                      UNCOMPLETED CONTRACTS (continued)

	March 31, 2011	December 31, 2010
	(Unaudited)

Included in accompanying balance sheets under the following captions:

Cost and estimated earnings in excess of billings on uncompleted contracts	$2,732,086	$1,658,689

Billings in excess of costs and estimated earnings on uncompleted contracts	$(6,737,192)	$(2,323,691)

NOTE 5:                      INVENTORIES

Inventories consist of:

	March 31, 2011	December 31, 2010
	(Unaudited)

Raw materials	$1,771,907	$2,010,820
Work-in-process	1,346,001	1,388,516
Finished goods	92,274	180,526
Totals	3,210,182	3,579,862
Less: Reserve for obsolescence	(200,000)	(100,000)
	$3,010,182	$3,479,862

During the three months ended March 31, 2011 the Company recorded certain inventory write-downs of $560,000.  The Company did not record any inventory write-down during the three months ended March 31, 2010.

Idle inventory includes $1,150,000 of equipment returned from a terminated contract which was valued at the lower of cost or market. (See Note 12)

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 6:                      FAIR VALUE MEASUREMENTS (continued)

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

The following table summarizes, for each major category of assets and liabilities, the respective fair value and the classification by level of input within the fair value hierarchy:

	March 31, 2011								December 31, 2010
Description	Level (1)		Level (2)		Level (3)		Total		Level (1)		Level (2)		Level (3)		Total
Assets:
Cash equivalents		$4,081,453	$	---	$	---		$4,081,453		$3,371,346	$	---	$	---		$3,371,346

Total Liabilities	$	---	$	---	$	---	$	---	$	---	$	---	$	---	$	---

NOTE 7:                      BAD DEBTS

Accounts receivable are presented net of an allowance for doubtful accounts of $19,926 and $19,439 as of March 31, 2011 and December 31, 2010, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

NOTE 8:                      LONG-TERM DEBT

On April 22, 2008, the Company entered into a three year Modified and Restated Revolving Credit Agreement (the “Credit Agreement”) with Capital One, N.A. (the “Bank”) as successor to North Fork Bank, pursuant to which the Bank has agreed to make revolving loans to the Company of up to $5 million until May 1, 2011. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR rate plus 2.00% or (ii) the Bank’s prime rate minus .25%. This agreement contains certain financial and other covenants. Borrowings are collateralized by the Company’s assets.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

NOTE 8:                      LONG-TERM DEBT (continued)

The amount available under the Credit Agreement was $5,000,000 as of March 31, 2011. As of March 31, 2011, the Company was in full compliance with the terms of the Credit Agreement.

On May 9, 2011, the Company and the Bank agreed to an extension of the Credit Agreement until August 1, 2011, on the same terms and conditions as previously agreed to, during which time it intends to negotiate a new agreement.

NOTE 9:                      STOCK-BASED COMPENSATION EXPENSE

During the three months ended March 31, 2011 and March 31, 2010, as per ASC 718, Stock Compensation, the Company recorded as part of selling and general administrative expense, approximately $69,000 and $44,000 respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments.

NOTE 10:                      INCOME TAXES

The income tax (benefit) provision for income taxes includes the following:

	Three Months Ended March 31,
	2011	2010

Current:
Federal	$194,886	$1,500
State	24,873	8,200
Total Current Provision	219,759	9,700
Deferred:
Federal	$18,297	$(18,767)
State	(14,519)	(4,415)
Total deferred expense (benefit)	3,778	(23,182)
Income tax expense (benefit)	$223,537	$(13,482)

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
March 31, 2011
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

Stock options to purchase 405,550 shares of common stock were outstanding and 332,550 were exercisable during the three months ended March 31, 2011. Stock options to purchase 442,550 shares were outstanding and 342,640 were exercisable during the three months ended March 31, 2010. During the three months ended March 31, 2010, potentially dilutive shares of 63,807 were not included in the computation of diluted earnings per share because their effects would have been antidilutive. These securities may be dilutive to the earnings per share calculation in the future.

The dilutive potential common shares on warrants and options is calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potential dilutive effect of the securities.

Note 12:                      LEGAL PROCEEDINGS

On January 26, 2010, the Company commenced an action against Taiwan Glass Industrial Corp. (“Taiwan Glass”) and Mizuho Corporate Bank (“Mizuho”) in the United States District Court for the Southern District of New York. By that action, the Company seeks monetary damages ($5,816,000) against Taiwan Glass for breach of contract and against Mizuho for failing to pay the second installment on a letter of credit issued by Mizuho. The action as against Mizuho has been subsequently dismissed.

The Company believes that Taiwan Glass has no legal basis for unilaterally refusing to accept and pay for equipment specially manufactured for them and shipped to them by the Company. Taiwan Glass has interposed an answer and counterclaims denying these allegations and is seeking unspecified monetary damages. The Company is vigorously pursuing its claims against Taiwan Glass and defending against the counterclaims interposed by Taiwan Glass.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

Note 12:                      LEGAL PROCEEDINGS (continued)

As of March 31, 2011, Taiwan Glass has not yet granted permission to allow the Company to use or sell most of the returned equipment ($1,150,000) due to the pending litigation. Management has reclassified the returned equipment as Idle Inventories, net as of March 31, 2011. The Idle Inventories has been assigned a carrying value using the lower of cost or market.

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

2011	CVD	SDC	Conceptronic	Eliminations *	Consolidated
Revenue	$5,505,110	$1,033,147	$206,665	$(539,222)	$6,205,700
Pretax income (loss)	1,095,446	59,155	(243,640)		910,961
2010
Revenue	$2,451,448	$1,398,358	$209,509	$(337,466)	$3,721,849
Pretax (loss) income	(318,735)	173,927	40,897		(103,911)

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

Results of Operations

Three Months Ended March 31, 2011 vs. Three Months Ended March 31, 2010

Revenue

Revenue for the three month period ended March 31, 2011 was approximately $6,206,000 as compared to $3,722,000 for the three month period ended March 31, 2010, an increase of 66.7%.  During the current quarter we continued to convert into increased revenue, the higher level of orders received beginning with the second half of 2010.

Gross Profit

We generated gross profits of approximately $2,284,000, resulting in a gross profit margin of 36.8%, for the three months ended March 31, 2011 as compared to gross profits of approximately $1,107,000 and a gross profit margin of 29.7%, for the three months ended March 31, 2010. The increase in gross profit is primarily attributable to the successful efforts in engineering and production to achieve greater efficiencies in labor and the utilization of volume purchase discounts on materials ordered.

Selling, General and Administrative Expenses

Selling and shipping expenses for the three months ended March 31, 2011 and 2010 were approximately $287,000 and $212,000, respectively, representing an increase of 35.4% compared to the prior period. This increase can be primarily attributed to greater commissions earned as a result of the completion and shipment of several systems during the current period as well as the allocation of certain costs to sales.

We incurred approximately $1,121,000 of general and administrative expenses during the three months ended March 31, 2011, compared to approximately $948,000 incurred during the three months ended March 31, 2010, representing an increase of 18.2%. This increase is primarily attributable to increased personnel to support our higher revenue volume in 2011.

Operating Income

As a result of the foregoing factors, operating income was approximately $877,000 for the three months ended March 31, 2011 compared to an operating loss of approximately ($53,000) for the three months ended March 31, 2010. The increase in operating income in 2011 versus the same period in 2010 is directly attributable to the increased revenue with increased gross margins during the current three month period.

Interest Expense, Net

Interest income for the three months ended March 31, 2011 was approximately $3,000 compared to approximately $2,000 for the three months ended March 31, 2010. This increase is a result of an increase in available cash. Interest expense for the three months ended March 31, 2011 was approximately $54,000 compared to approximately $59,000 for the three months ended March 31, 2010. The primary sources of this interest expense are the mortgages on the three buildings that we own.

Income Taxes

For the three months ended March 31, 2011, we recorded approximately $220,000 of current income tax expense and $4,000 of deferred tax expense. For the three months ended March 31, 2010 we recorded current income tax expense of approximately $10,000 that was offset by the realization of deferred tax benefits of $23,000.

Net Income

We reported net income of approximately $687,000 for the three months ended March 31, 2011, compared to a net loss of approximately $90,000 for the three month period ended March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2011, we had aggregate working capital of approximately $11,714,000 and cash and cash equivalents of $10,627,000, compared to $11,105,000 and $6,249,000 at December 31, 2010, an increase of $609,000 and $4,378,000, respectively. The increase in cash and cash equivalents was primarily the result of receiving advance payments on several larger orders from customers. Working capital increased as a result of this increase in cash and cash equivalents partially offset by the increase in billings in excess of costs and estimated earnings on uncompleted contracts.

Accounts receivable, net, as of March 31, 2011 was $3,995,000 compared to $2,909,000 as of December 31, 2010. This increase is primarily attributable to the timing of shipments and customer payments.

As of March 31, 2011, our backlog was approximately $21,369,000, an increase of $11,425,000, or 114.9%, compared to $9,944,000 at December 31, 2010. During the three months ended March 31, 2011, we received approximately $16,600,000 in new orders. Timing for completion of the backlog varies depending on the product mix and can be as long as two years. Included in the backlog are all accepted purchase orders with the exception of those that are included in percentage-of-completion. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits; however, it does not provide an assurance of future achievement of revenues or profits as order cancellations or delays are possible.

We believe we have an ample amount of cash, positive operating cash-flow and available credit facilities at March 31, 2011, to meet our working capital and investment requirements for the next twelve months; however (i) based on the current quotation levels, we may need to insure our ability to continue supporting the high order levels we have been experiencing and (ii) in order to minimize segment or customer risk, we may need to raise capital to support the expansion of product offerings, personnel, equipment and facilities.

In February, we announced the filing of a Form S-3 Registration Statement with the U.S. Securities and Exchange Commission, commonly known as a “shelf registration.” This enables us, at our option, to conduct registered offerings of up to $20 million of our common stock, preferred stock, debt securities, warrants to purchase these securities, unit offerings or any combination of such securities in multiple transactions over a period of up to three years.

Under the applicable rules of the SEC, our ability to offer securities under our shelf registration is presently limited in value during any consecutive twelve month period to one-third of our “public float” (which are shares held by non-affiliates of the Company). By way of example, there were approximately 2,900,000 shares of our common stock in the public float on May 5, 2011 and the closing price of our common stock on the NASDAQ Capital Market was $10. This would equate to a public float valued at $29 million. If we had offered shares of our common stock for sale on May 6, 2011 under the shelf registration, such offering would be limited in value to one-third of $29 million or approximately $9.67 million. At $10 per share, this equates to a maximum offering of 967,000 shares. These limitations would be calculated at the time of the offering and may fluctuate up or down during the life of our shelf registration. We may be subject to further limitations on our ability to offer securities under the applicable rules of the NASDAQ Stock market.

If we choose to sell our securities under the shelf registration, it will be at a price and on such terms as we deem favorable to the Company and our shareholders and for the purpose of financing both short and long term growth opportunities.

Specific terms of any future offering under this registration statement will be established at the time of any such offering and will be described in a prospectus supplement that we would at such time file with the SEC.

Off-Balance Sheet Arrangements.

We have no off-balance sheet arrangements at this time.

Item 3.                                           Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.                                           Controls and Procedures.

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

CVD EQUIPMENT CORPORATION

PART II

OTHER INFORMATION

Item 1.                                Legal Proceedings.

On January 26, 2010, the Company commenced an action against Taiwan Glass Industrial Corp. (“Taiwan Glass”) and Mizuho Corporate Bank (“Mizuho”) in the United States District Court for the Southern District of New York. By that action, the Company seeks monetary damages ($5,816,000) against Taiwan Glass for breach of contract and against Mizuho for failing to pay the second installment on a letter of credit issued by Mizuho. The action as against Mizuho has been subsequently dismissed.

The Company believes that Taiwan Glass has no legal basis for unilaterally refusing to accept and pay for equipment specially manufactured for them and shipped to them by the Company. Taiwan Glass has interposed an answer and counterclaims denying these allegations and is seeking unspecified monetary damages. The Company is vigorously pursuing its claims against Taiwan Glass and defending against the counterclaims interposed by Taiwan Glass.

As of March 31, 2011, Taiwan Glass has not yet granted permission to allow the Company to use or sell most of the returned equipment ($1,150,000) due to the pending litigation. Management has reclassified the returned equipment as Idle Inventories, net as of March 31, 2011. The Idle Inventories has been assigned a carrying value using the lower of cost or market.

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                Defaults Upon Senior Securities.

None.

Item 4.                                (Removed and Reserved).

None

Item 5.                                Other Information.

None.

Item 6.                   Exhibits and Reports Filed on Form 8-K

(a)	Exhibits filed with this report:

10.1	Employment agreement dated February 11, 2011 between Martin J. Teitelbaum and the Company

10.2	Modification agreement of Line of Credit dated May 9, 2011 between Capital One. N.A. and the Company

10.3	Amended and Restated Revolving Line of Credit Promissory Note dated May 9 2011 between Capital One, N.A. and the Company

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350

(b)	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of May 2011.

CVD EQUIPMENT CORPORATION

By: /s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Glen R. Charles
Glen R. Charles
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1	Employment agreement dated February 11, 2011 between Martin J. Teitelbaum and the Company*

10.2	Modification agreement of Line of Credit dated May 9, 2011 between Capital One. N.A. and the Company*

10.3	Amended and Restated Revolving Line of Credit Promissory Note dated May 9 2011 between Capital One, N.A. and the Company*

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350*

* Filed herewith