Form 10-Q
period 2011-06-30
CVD EQUIPMENT CORP
filed 2011-08-11
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2011
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
Yes       No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 5,834,725 shares of Common Stock, $0.01 par value at August 5, 2011.

______________________________________________________________________________

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
	June 30, 2011
	(Unaudited)	December 31, 2010*
ASSETS
Current Assets:
Cash and cash equivalents	$21,714,398	$6,249,090
Accounts receivable, net	3,815,586	2,909,173
Cost and estimated earnings in excess of billings on uncompleted contracts	1,532,799	1,658,689
Inventories, net	3,005,155	3,479,862
Idle inventories	1,150,000	1,150,000
Deferred income taxes – current	252,538	232,481
Other current assets	189,740	136,269

Total Current Assets	31,660,216	15,815,564

Property, plant and equipment, net	7,439,704	7,554,317

Deferred income taxes – non-current	686,155	780,288

Other assets	124,243	157,661

Intangible assets, net	54,144	58,310

Total Assets	$39,964,462	$24,366,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$276,071	$372,387
Billings in excess of costs and estimated earnings on uncompleted contracts	5,964,914	2,323,691
Accounts payable and accrued expenses	3,045,108	1,788,930
Accrued professional fees – related party	35,000	125,000
Deferred revenue	256,510	100,373
Total Current Liabilities	9,577,603	4,710,381

Long-term debt, net of current portion	3,121,164	3,396,446
Total Liabilities	12,698,767	8,106,827

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock - $0.01 par value – 10,000,000 shares authorized; issued and outstanding, 5,829,225 at June 30, 2011 and 4,819,325 at December 31, 2010	58,292	48,193
Additional paid-in-capital	19,859,945	10,329,526
Retained earnings	7,347,458	5,881,594
Total Stockholders’ Equity	27,265,695	16,259,313

Total Liabilities and Stockholders’ Equity	$39,964,462	$24,366,140

* Derived from audited financial statements for the year ended December 31, 2010 (see Form 10-K filed on March 07, 2011 with the Securities and Exchange Commission).

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenue	$7,507,717	$3,380,788	$13,713,417	$7,102,637

Cost of revenue	4,635,083	2,157,975	8,556,543	4,773,278

Gross profit	2,872,634	1,222,813	5,156,874	2,329,359

Operating expenses
Selling and shipping	235,730	215,312	522,249	426,967
General and administrative	1,420,267	836,580	2,521,034	1,769,763
Related party – professional fees	15,000	45,000	35,000	60,000
Total operating expenses	1,670,997	1,096,892	3,078,283	2,256,730

Operating income	1,201,637	125,921	2,078,591	72,629

Other income (expense)
Interest income	2,665	2,006	6,000	4,378
Interest expense	(48,923)	(57,507)	(102,655)	(116,223)
Other income	8,055	3,000	92,459	8,725
Total other (expense)	(38,203)	(52,501)	(4,196)	(103,120)

Income (loss) before income taxes	1,163,434	73,420	2,074,395	(30,491)

Income tax expense (benefit)	384,994	(30,444)	608,531	(43,926)

Net income	$778,440	$103,864	$1,465,864	$13,435

Basic income per common share	$0.15	$0.02	$0.29	$(0.00)

Diluted income per common share	$0.14	$0.02	$0.28	$(0.00)

Weighted average common shares outstanding basic	5,211,190	4,778,325	5,019,562	4,776,950

Effect of potential common share issuance:
Stock options	256,514	34,682	244,968	40,666

Weighted average common shares outstanding diluted	5,467,704	4,813,007	5,264,530	4,817,616

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities
Net income	$1,465,864	$13,435
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	144,031	87,652
Depreciation and amortization	276,738	305,284
Deferred tax expense (benefit)	74,076	(70,377)
Bad debt provision	711	(2,321)
Changes in operating assets and liabilities:
Accounts receivable	(907,124)	510,461
Cost and estimated earnings in excess of billings on uncompleted contracts	125,890	1,660,411
Inventories, net	474,707	(195,431)
Other current assets	(53,471)	(81,969)
Customer deposits	(24,478)	-
Increase (decrease) in operating liabilities:
Billings in excess of costs and estimated earnings on uncompleted contracts	3,641,223	-
Accounts payable and accrued expenses	1,166,180	(54,717)
Deferred revenue	156,138	(113,948)
Net cash provided by operating activities	6,540,485	2,058,480

Cash flows from investing activities:
Capital expenditures	(100,066)	(254,377)
Net cash (used in) investing activities	(100,066)	(254,377)

Cash flows from financing activities:
Net proceeds from issuance of common stock (Note 9)	9,391,967	-
Net proceeds from stock options exercised	4,520	-
Payments of long-term debt	(371,598)	(181,535)
Net cash provided by (used in) financing activities	9,024,889	(181,535)

Net increase in cash and cash equivalents	15,465,308	1,622,568
Cash and cash equivalents at beginning of period	6,249,090	3,119,731

Cash and cash equivalents at end of period	$21,714,398	$4,742,299

Supplemental disclosure of cash flow information:
Income taxes paid	$505,100	$13,338
Interest paid	$102,655	$116,223

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE 1:                      BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

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
June 30, 2011
(Unaudited)

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The asset, “Cost and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed.

The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents amounts billed in excess of revenues earned.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 amends FASB ASC Topic 820, Fair Value Measurements and Disclosures, to establish common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRSs. ASU No. 2011-04 is effective for fiscal years beginning after December 15, 2011 and for interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of this accounting guidance on its financial statements.

In June 2011, the FASB issued ASU No. 2011-05 “Presentation of Comprehensive Income.”  The updated guidance requires companies to disclose the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The updated guidance does not affect how earnings per share is calculated or presented. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company is currently evaluating the impact of adoption of this accounting guidance on its financial statements.

We believe there is no additional new accounting guidance adopted, but not yet effective, that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

NOTE 3:                      CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in certificates of deposit, treasury bills and money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain stability and liquidity. From time to time these temporary cash investments may exceed the Federal Deposit

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE 3:                      CONCENTRATION OF CREDIT RISK (continued)

Insurance Corporation (FDIC) limits which at June 30, 2011 and December 31, 2010 were approximately $2,062,000 and $1,557,000, respectively. The Company sells products and services to various companies across several industries in the ordinary course of business. The Company assesses the financial strength of its customers and maintains allowances for anticipated losses.

NOTE 4:                      UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:

	June 30, 2011	December 31, 2010
	(Unaudited)

Costs incurred on uncompleted contracts	$5,222,596	$2,089,096
Estimated earnings	5,827,146	2,935,315
	11,049,742	5,024,411
Billings to date	(15,481,857)	(5,689,413)
	$(4,432,115)	$(665,002)
Included in accompanying balance sheets under the following captions:

Cost and estimated earnings in excess of billings on uncompleted contracts	$1,532,799	$1,658,689

Billings in excess of costs and estimated earnings on uncompleted contracts	$(5,964,914)	$(2,323,691)

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE 5:                      INVENTORIES

Inventories consist of:

	June 30, 2011	December 31, 2010
	(Unaudited)

Raw materials	$1,977,747	$2,010,820
Work-in-process	1,184,560	1,388,516
Finished goods	42,848	180,526
Totals	3,205,155	3,579,862
Less: Reserve for obsolescence	(200,000)	(100,000)
	$3,005,155	$3,479,862

During the six months ended June 30, 2011, the Company recorded certain inventory write-downs of $560,000. The Company did not record any inventory write-down during the six months ended June 30, 2010.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

The following table summarizes, for each major category of assets and liabilities, the respective fair value and the classification by level of input within the fair value hierarchy:

	June 30, 2011								December 31, 2010
Description	Level (1)		Level (2)		Level (3)		Total		Level (1)		Level (2)		Level (3)		Total
Assets:
Cash equivalents		$3,091,553	$	---	$	---		$3,091,553		$3,371,346	$	---	$	---		$3,371,346

Total Liabilities	$	---	$	---	$	---	$	---	$	---	$	---	$	---	$	---

NOTE 7:                      BAD DEBTS

Accounts receivable are presented net of an allowance for doubtful accounts of $20,150 and $19,439 as of June 30, 2011 and December 31, 2010, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

NOTE 8:                      LONG-TERM DEBT

On April 22, 2008, the Company entered into a three year Modified and Restated Revolving Credit Agreement (the “Credit Agreement”) with Capital One, N.A. (“Capital One” as the “Bank”) as successor to North Fork Bank, pursuant to which the Bank agreed to make revolving loans to the Company of up to $5 million until May 1, 2011. Interest on the unpaid principal balance on this facility accrued at either (i) the LIBOR rate plus 2.00% or (ii) the Bank’s prime rate minus .25%. This agreement contained certain financial and other covenants. Borrowings were collateralized by the Company’s assets.

The amount available under the Credit Agreement was $5,000,000 as of June 30, 2011. As of June 30, 2011, the Company was in full compliance with the terms of the Credit Agreement.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE 8:                      LONG-TERM DEBT (continued)

On May 9, 2011, the Company and the Bank agreed to an extension of the Credit Agreement until August 1, 2011, on the same terms and conditions as previously agreed to, during which time it intends to negotiate a new agreement. On August 1, 2011, the Company let this Credit Agreement, which had no borrowings outstanding, expire.

On August 5, 2011, the Company entered into a $9.1 million credit agreement with HSBC Bank, USA, secured by substantially all of the Company’s personal property The agreement consists of a $7 million revolving credit loan and a $2.1 million five (5) year term loan.  The revolving credit facility permits the Company to borrow on a revolving basis until August 5, 2014. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR Rate plus 1.75% or (ii) the bank’s prime rate minus .50%. The term loan is being used to pay off the existing mortgages currently held by Capital One Bank, NA. Interest on the unpaid principal balance accrues at a fixed rate of 3.045%. Borrowings under this term loan are additionally collateralized by $1 million, provided that, so long as no event of default has occurred and is then continuing, the bank will release $200,000 of the collateral on each anniversary of the closing date. The credit agreement also contains certain financial covenants.

NOTE 9:                      STOCK-BASED COMPENSATION EXPENSE

On May 27, 2011, the Company completed a public offering of 967,950 shares of common stock at $10.50 per share. The net proceeds of $9,391,967 will be used for general corporate purposes, including working capital.

During the three and six months ended June 30, 2011 and June 30, 2010, as per ASC 718, Stock Compensation, the Company recorded as part of selling and general administrative expense, approximately $75,000 and $144,000 and $44,000 and $88,000 respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE 10:                      INCOME TAXES

The income tax (benefit) provision for income taxes includes the following:

	Six Months Ended June 30,
	2011	2010

Current:
Federal	$457,042	$17,151
State	77,413	9,300
Total Current Provision	534,455	26 ,451
Deferred:
Federal	$101,857	$(47,257)
State	(27,781)	(23,120)
Total deferred (benefit)	74,076	(70,377)
Income tax expense (benefit)	$608,531	$(43,926)

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

Stock options to purchase 403,550 shares of common stock were outstanding and 334,550 were exercisable during the three and six months ended June 30, 2011. Stock options to purchase 442,550 shares were outstanding and 351,775 were exercisable during the three and six months ended June 30, 2010. During the six months ended June 30, 2010, potentially dilutive shares of 63,807 were not included in the computation of diluted earnings per share because their effects would have been antidilutive. These securities may be dilutive to the earnings per share calculation in the future.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

As of June 30, 2011, Taiwan Glass has not yet granted permission to allow the Company to use or sell most of the returned equipment ($1,150,000) due to the pending litigation. Management has reclassified the returned equipment as Idle Inventories, net as of June 30, 2011. The Idle Inventories has been assigned a carrying value using the lower of cost or market.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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

Three Months
Ended June 30,
2011	CVD	SDC	Conceptronic	Eliminations *	Consolidated
Revenue	$6,203,718	$1,652,531	$278,748	$(627,280)	$7,507,717
Pretax income	851,644	304,802	6,988		1,163,434
2010
Revenue	$2,664,359	$459,339	$458,365	$(201,275)	$3,380,780
Pretax income (loss)	242,845	(249,589)	80,164		73,420

Six Months
Ended June 30,
2011	CVD	SDC	Conceptronic	Eliminations *	Consolidated
Revenue	$11,708,828	$2,685,678	$485,413	$(1,166,502)	$13,713,417
Pretax income (loss)	1,947,090	363,957	(236,652)		2,074,395
2010
Revenue	$5,115,807	$1,857,697	$667,874	$(538,741)	$7,102,637
Pretax (loss) income	(75,890)	(75,662)	121,061		(30,491)

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

Results of Operations
Three and Six Months Ended June 30, 2011 vs. Three and Six Months Ended June 30, 2010

Revenue

Revenue for the three and six month periods ended June 30, 2011 was approximately $7,508,000 and $13,713,000 respectively, as compared to $3,381,000 and $7,103,000 for the three and six month periods ended June 30, 2010, an increase 122.1% and 93.1%, respectively. The increase is due to the conversion into revenue of the higher order levels we started to receive beginning with the second half of 2010.

Gross Profit

During the three and six month periods ended June 30, 2011, we generated gross profits of approximately $2,873,000 and $5,157,000, respectively, resulting in gross profit margins of 38.3% and 37.6% as compared to the three and six month periods ended June 30, 2010 where we generated gross profits of approximately $1,223,000 and $2,329,000, respectively, resulting in gross profit margins of 36.2% and 32.8%. The increase in gross profit margin is primarily attributable to our continuing successful efforts in engineering and production to achieve greater efficiencies in the use of our labor costs and the utilization of volume purchase discounts on materials ordered.

Selling, General and Administrative Expenses

Selling and shipping expenses for the three and six months ended June 30, 2011 were approximately $236,000 and $522,000 respectively, or 3.1% and 3.8% of our revenue compared to $215,000 and 427,000 respectively or 6.6% and 6.0% of our revenue for the three and six months ended June 30, 2010. Certain selling and shipping expenses such as commissions and freight vary from period to period due to the timing of the shipments of systems. We have also hired additional personnel and attended more trade shows during the current three and six month periods compared to prior periods and.

We incurred approximately $1,435,000 and $2,556,000 of general and administrative expenses or 19.1% and 18.6% of our revenue for the three and six months ended June 30, 2011, compared to approximately $882,000 and $1,830,000 or 26.1% and 25.8% of our revenue during the three and six months ended June 30, 2010. Although, we incurred greater overall general and administrative costs during the current three and six month periods as a result of additional personnel and legal fees, the decrease in percentage of revenue in 2011 versus 2010 is primarily attributable to general and administrative costs being allocated over a larger revenue stream.

Operating Income

As a result of the foregoing factors, operating income was approximately $1,202,000 and $2,079,000 for the three and six months ended June 30, 2011 compared to operating income of approximately $126,000 and $73,000 for the three and six months ended June 30, 2010, increases of 854.0% and 2,747.9% respectively. The increase in operating income in 2011 versus the same period in 2010 is directly attributable to the increased revenue with increased gross margins during the current three and six month periods.

Interest Expense, Net

Interest income for the three and six months ended June 30, 2011 was approximately $3,000 and $6,000 respectively compared to approximately $2,000 and $4,000 for the three and six months ended June 30, 2010. Interest expense for the three and six months ended June 30, 2011 was approximately $49,000 and $103,000 compared to approximately $58,000 and $116,000 for the three and six months ended June 30, 2010. The primary sources of this interest expense are the mortgages on the three buildings that we own.

Income Taxes

For the six months ended June 30, 2011, we recorded approximately $534,000 of current income tax expense and $74,000 of deferred tax expense. For the six months ended June 30, 2010, we recorded a current income tax expense of approximately $26,000 that was reduced by the recognition of deferred tax benefits of approximately $70,000 which provided a net tax benefit for that period.

Net Income

For the foregoing reasons, we reported net income of approximately $778,000 and $1,466,000 for the three and six months ended June 30, 2011 compared to net income of approximately $104,000 and $13,000 for the three and six month periods ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2011, we had aggregate working capital of approximately $22,083,000 and cash and cash equivalents of $21,714,000, compared to $11,105,000 and $6,249,000 at December 31, 2010, an increase of $10,978,000 and $15,465,000, respectively. The increase in working capital and cash and cash equivalents was primarily the result of receiving approximately $9,392,000 net proceeds from the issuance of of 967,950 shares of our common stock at $10.50 per share less $771,000 of underwriting and other costs in our public offering and advance payments on several larger orders from customers.

Accounts receivable, net, as of June 30, 2011 was $3,816,000 compared to $2,909,000 as of December 31, 2010. This increase is primarily attributable to the timing of shipments and customer payments.

As of June 30, 2011, our backlog was approximately $22,208,000, an increase of $12,264,000, or 123.3%, compared to $9,944,000 at December 31, 2010. During the six months ended June 30, 2011, we received approximately $24,600,000 in new orders. Timing for completion of the backlog varies depending on the product mix and can be as long as two years. Included in the backlog are all accepted purchase orders with the exception of those that are included in percentage-of-completion. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits; however, it does not provide an assurance of future achievement of revenues or profits as order cancellations or delays are possible.

Revolving Credit Facility and Borrowings

On April 22, 2008, we entered into a three year Modified and Restated Revolving Credit Agreement with Capital One, N.A. (“Capital One” as the “Bank”) as successor to North Fork Bank, pursuant to which the Bank agreed to make revolving loans to us of up to $5 million until May 1, 2011, at which time it became subject to renewal.  Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR rate plus 2.00% or (ii) the Bank’s prime rate minus .25%.  This agreement contains certain financial and other covenants with which we are in compliance as of June 30, 2011. Borrowings are collateralized by certain assets as defined under the Agreement.

On May 9, 2011 the Company and the Bank agreed to an extension of the Credit Agreement until August 1, 2011, on the same terms and conditions as previously agreed to.

On August 1, 2011, the Company let this Credit Agreement, which had no borrowings outstanding, expire.

On August 5, 2011, the Company entered into a $9.1 million credit agreement with HSBC Bank, USA, secured by substantially all of the Company’s personal property. The agreement consists of a $7 million revolving credit loan and a $2.1 million five (5) year term loan.  The revolving credit facility permits the Company to borrow on a revolving basis until August 5, 2014. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR Rate plus 1.75% or (ii) the bank’s prime rate minus .50%. The term loan is being used to pay off the existing mortgages currently held by Capital One Bank, NA. Interest on the unpaid principal balance accrues at a fixed rate of 3.045%. Borrowings under this term loan are collateralized by $1 million, provided that, so long as no event of default has occurred and is then continuing, the bank will release $200,000 of the collateral on each anniversary of the closing date. The credit agreement also contains certain financial covenants.

We believe we have an ample amount of cash, positive operating cash-flow and available credit facilities at June 30, 2011, to meet our working capital and investment requirements for the next twelve months.

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

As of June 30, 2011, Taiwan Glass has not yet granted permission to allow the Company to use or sell most of the returned equipment ($1,150,000) due to the pending litigation. Management has reclassified the returned equipment as Idle Inventories, net as of June 30, 2011. The Idle Inventories has been assigned a carrying value using the lower of cost or market.

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                Defaults Upon Senior Securities.

None.

Item 4.                                (Removed and Reserved).

None.

Item 5.                                Other Information.

None.

Item 6.                         Exhibits

(a)	Exhibits filed with this report:

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of August 2011.

CVD EQUIPMENT CORPORATION

By:	/s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Glen R. Charles
Glen R. Charles
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350 *

32.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350 *

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

* Filed herewith

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.