Form 10-Q
period 2011-09-30
CVD EQUIPMENT CORP
filed 2011-11-14
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑  No☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

  Large accelerated filer  ☐                Accelerated filer   ☐

  Non-accelerated filer    ☐                Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes o  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 5,897,725 shares of Common Stock, $0.01 par value at November 8, 2011.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets

	September 30, 2011 (Unaudited)	December 31, 2010*
ASSETS
Current Assets:
Cash & cash equivalents	$18,618,430	$6,249,090
Accounts receivable, net	2,271,697	2,909,173
Costs and estimated earnings in excess of billings on uncompleted contracts	2,022,008	1,658,689
Inventories, net	2,934,783	3,479,862
Idle inventories	1,150,000	1,150,000
Deferred income taxes – current	252,832	232,481
Other current assets	593,199	136,269

Total Current assets	27,842,949	15,815,564

Property, plant and equipment, net	7,412,814	7,554,317

Restricted Cash	1,000,000	--

Deferred income taxes – non-current	651,567	780,288

Other assets	467,059	157,661

Intangible assets, net	18,475	58,310

Total Assets	$37,392,864	$24,366,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$621,089	$372,387
Billings in excess of costs and estimated earnings on uncompleted contracts	1,884,151	2,323,691
Accounts payable and accrued expenses	3,407,434	1,788,930
Accrued professional fees – related party	35,000	125,000
Deferred revenue	90,331	100,373
Total Current Liabilities	6,038,005	4,710,381

Long-term debt, net of current portion	2,704,917	3,396,446
Total Liabilities	8,742,922	8,106,827

Commitments and Contingencies	----	----

Stockholders’ Equity
Common stock - $0.01 par value – 10,000,000 shares authorized; issued and outstanding, 5,852,725 at September 30, 2011 and 4,819,325 at December 31, 2010	58,527	48,193
Additional paid-in-capital	20,005,407	10,329,526
Retained earnings	8,586,008	5,881,594
Total Stockholders’ Equity	28,649,942	16,259,313

Total Liabilities and Stockholders’ Equity	$37,392,864	$24,366,140

* Derived from audited financial statements for the year ended December 31, 2010 (see Form 10-K filed on March 07, 2011 with the Securities and Exchange Commission).

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenue	$8,844,094	$4,032,389	$22,557,511	$11,135,026

Cost of revenue	5,669,624	2,612,352	14,226,167	7,385,630

Gross profit	3,174,470	1,420,037	8,331,344	3,749,396

Operating expenses
Selling and shipping	363,197	231,515	885,446	658,482
General and administrative	1,423,126	1,008,895	3,944,160	2,778,658
Related party-professional fees	---	30,000	35,000	90,000
Total operating expenses	1,786,323	1,270,410	4,864,606	3,527,140

Operating income	1,388,147	149,627	3,466,738	222,256

Other income (expense)
Interest income	4,854	1,467	10,854	5,845
Interest expense	(46,557)	(55,700)	(149,212)	(171,923)
Other income	87,842	2,715	180,301	11,440
Total other income (expense)	46,139	(51,518)	41,943	(154,638)

Income before income taxes	1,434,286	98,109	3,508,681	67,618

Income tax expense (benefit)	195,736	(44,890)	804,267	(88,816)

Net income	$1,238,550	$142,999	$2,704,414	$156,434

Basic income per common share	$0.21	$0.03	$0.51	$0.03

Diluted income per common share	$0.20	$0.03	$0.49	$0.03

Weighted average common shares outstanding basic	5,839,220	4,784,142	5,295,784	4,779,347

Effect of potential common share
Stock options	274,228	15,448	247,893	16,976

Weighted average common shares outstanding diluted	6,113,448	4,799,590	5,543,677	4,796,323

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities
Net Income	$2,704,414	$156,434
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	216,506	127,258
Depreciation and amortization	413,241	445,293
Deferred tax expense	108,370	22,830
Bad debt provision	(2,767)	806
Changes in operating assets and liabilities:
Accounts receivable	640,243	(583,438)
Costs and estimated earnings in excess of billings on uncompleted contracts	(363,319)	1,938,134
Inventories, net	545,079	(333,194)
Other current assets	(456,930)	(43,842)
Customer deposits	----	----
Increase (decrease) in operating liabilities:
Billings in excess of costs and estimated earnings on uncompleted contracts	(439,540)	----
Accounts payable and accrued expenses	1,528,505	144,458
Deferred revenue	(10,041)	(47,505)
Net cash provided by operating activities	4,883,761	1,827,234

Cash flows from investing activities:
Restricted cash	(1,000,000)	----
Capital expenditures	(181,303)	(313,522)
Deposits	(360,000)	----
Net cash (used in) investing activities	(1,541,303)	(313,522)

Cash flows from financing activities:
Net proceeds from issuance of common stock (Note 9)	9,390,000	----
Net proceeds from stock options exercised	79,710	46,900
Proceeds from long-term debt	2,100,000	----
Payments of long-term debt	(2,542,828)	(273,925)
Net cash provided by (used in) financing activities	9,026,882	(227,025)

Net increase in cash and cash equivalents	12,369,340	1,286,687
Cash and cash equivalents at beginning of period	6,249,090	3,119,731

Cash and cash equivalents at end of period	$18,618,430	$4,406,418

Supplemental disclosure of cash flow information:
Income taxes paid	$505,344	$40,048
Interest paid	$149,212	$171,923

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

NOTE 1:                      BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

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
September 30, 2011
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
September 30, 2011
(Unaudited)

NOTE 3:                      CONCENTRATION OF CREDIT RISK (continued)

Insurance Corporation (FDIC) limits. At September 30, 2011 and December 31, 2010 cash investments amounted to approximately $3,100,000 and $1,557,000, respectively. The Company sells products and services to various companies across several industries in the ordinary course of business. The Company assesses the financial strength of its customers and maintains allowances for anticipated losses.

NOTE 4:                      UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts and Billings in excess of costs and estimated earnings on uncompleted contracts are summarized as follows:

	September 30, 2011	December 31, 2010
	(Unaudited)
Costs incurred on uncompleted contracts	$8,291,229	$2,089,096
Estimated earnings	8,167,749	2,935,315
	16,458,978	5,024,411
Billings to date	(16,321,121)	(5,689,413)
	$137,857	$(665,002)
Included in accompanying balance sheets under the following captions:
Cost and estimated earnings in excess of billings on uncompleted contracts	$2,022,008	$1,658,689
Billings in excess of costs and estimated earnings on uncompleted contracts	$(1,884,151)	$(2,323,691)

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

NOTE 5:                      INVENTORIES

Inventories consist of:

	September 30, 2011	December 31, 2010
	(Unaudited)
Raw materials	$1,957,704	$2,010,820
Work-in-process	1,238,014	1,388,516
Finished goods	39,065	180,526
Totals	3,234,783	3,579,862
Less: Reserve for obsolescence	(300,000)	(100,000)

	$2,934,783	$3,479,862

During the nine months ended September 30, 2011, the Company recorded certain inventory write-downs of $660,000. The Company did not record any inventory write-downs during the nine months ended September 30, 2010.

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
September 30, 2011
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

The following table summarizes, for each major category of assets and liabilities, the respective fair value and the classification by level of input within the fair value hierarchy:

	September 30, 2011								December 31, 2010
Description	Level (1)		Level (2)		Level (3)		Total		Level (1)		Level (2)		Level (3)		Total
Assets:
Cash equivalents		$4,350,259	$	---	$	---		$4,350,259		$3,371,346	$	---	$	---		$3,371,346

Total Liabilities	$	---	$	---	$	---	$	---	$	---	$	---	$	---	$	---

NOTE 7:                      BAD DEBTS

Accounts receivable are presented net of an allowance for doubtful accounts of $16,672 and $19,439 as of September 30, 2011 and December 31, 2010, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

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

The amount available under this Credit Agreement was $5,000,000. On May 9, 2011 the Company and the Bank agreed to an extension of the Credit Agreement until August 1, 2011, on the same terms and conditions as previously agreed to, during which time it intended to negotiate a new agreement. On August 1, 2011, the Company let this Credit Agreement which had no borrowings outstanding, expire.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

NOTE 8:                      LONG-TERM DEBT (continued)

On August 5, 2011, the Company entered into a $9.1 million credit agreement with HSBC Bank, USA, N.A., (“HSBC”), to replace its $5.0 million Revolving Credit Agreement and $2.1 million of existing mortgages previously held by Capital One Bank, N.A., which was secured by substantially all of the Company’s personal property. This new agreement consists of a $7 million revolving credit facility and a $2.1 million five (5) year term loan.  The revolving credit facility permits the Company to borrow on a revolving basis until August 5, 2014. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR Rate plus 1.75% or (ii) the bank’s prime rate minus 0.50%. The term loan is being used to pay off the existing mortgages previously held by Capital One Bank, N.A. Interest on the unpaid principal balance accrues at a fixed rate of 3.045%. Borrowings under this term loan are additionally collateralized by $1 million, provided that, so long as no event of default has occurred and is then continuing, HSBC will release $200,000 of the collateral on each anniversary of the closing date. This restricted cash is a separate line item on the balance sheet. The credit agreement also contains certain financial covenants which the Company was in compliance with at September 30, 2011.

NOTE 9:                      STOCK-BASED COMPENSATION EXPENSE

On May 27, 2011, the Company completed a public offering of 967,950 shares of common stock at $10.50 per share. The net proceeds of $9,390,000 will be used for general corporate purposes, including working capital.

During the three and nine months ended September 30, 2011 and September 30, 2010, as per ASC 718, Stock Compensation, the Company recorded as part of selling and general administrative expense, approximately $73,000 and $217,000 and $39,000 and $127,000 respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

NOTE 10:                    INCOME TAXES

The income tax provision (benefit)  for income taxes includes the following:

	Nine Months Ended September 30,
	2011	2010

Current:
Federal	$615,876	$	(85,535)
State	80,021		(26,111)
Total current provision/(benefit)	695,907		(111,646)

Deferred:
Federal	$151,239		$18,482
State	(42,869)		4,348
Total deferred/provision	108,370		22,830

Income tax expense/(benefit)	$804,267		$(88,816)

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

Stock options to purchase 380,050 shares of common stock were outstanding and 314,050 were exercisable during the three and nine months ended September 30, 2011. Stock options to purchase 399,050 shares were outstanding and 314,910 were exercisable during the three and nine months ended September 30, 2010. During the nine months ended September 30, 2010, potentially dilutive shares of 42,700 were not included in the computation of diluted earnings per share because their effects would have been antidilutive. These securities may be dilutive to the earnings per share calculation in the future.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

As of September 30, 2011, Taiwan Glass has not yet granted permission to allow the Company to use or sell most of the returned equipment ($1,150,000) due to the pending litigation. Management has reclassified the returned equipment as Idle inventories, net as of September 30, 2011. The Idle inventories has been assigned a carrying value using the lower of cost or market.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

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

Three Months
Ended September 30,

2011	CVD	SDC	Conceptronic	Eliminations *	Consolidated
Revenue	$7,447,704	$1,394,654	$221,745	$(220,009)	$8,844,094
Pretax income	1,165,948	162,096	106,242		1,434,286
2010
Revenue	$2,925,541	$638,879	$516,645	$(48,676)	$4,032,389
Pretax income (loss)	137,641	(129,902)	90,370		98,109

Nine Months
Ended September 30,

2011	CVD	SDC	Conceptronic	Eliminations *	Consolidated
Revenue	$19,156,532	$4,080,332	$707,158	$(1,386,511)	$22,557,511
Pretax income (loss)	3,113,037	526,053	(130,411)		3,508,681
2010
Revenue	$8,041,348	$2,496,576	$1,184,520	$(587,418)	$11,135,026
Pretax income/(loss)	61,752	(205,564)	211,430		67,618

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

Results of Operations

Three and Nine Months Ended September 30, 2011 vs. Three and Nine Months Ended September 30, 2010

Revenue

Revenue for the three and nine month periods ended September 30, 2011 was approximately $8,844,000 and $22,558,000 respectively, as compared to $4,032,000 and $11,135,000 for the three and nine month periods ended September 30, 2010, an increase 119.3% and 102.6%, respectively. The increase is due to the continued conversion into revenue of the higher order levels we started to receive beginning with the second half of 2010.

Gross Profit

During the three and nine month periods ended September 30, 2011, we generated gross profits of approximately $3,174,000 and $8,331,000, respectively, as compared to the three and nine month periods ended September 30, 2010 where we generated gross profits of approximately $1,420,000 and $3,749,000, respectively. Gross profit margins for the three and nine month periods ended September 30, 2011 were 35.9% and 36.9% respectively, as compared to profit margins of 35.2% and 33.7% respectively, for the three and nine months periods ended September 30, 2010. Since each project worked on during a particular period has a unique gross profit margin, the concentration of efforts and materials purchased for a specific project can influence the overall gross profit margin during that particular period.

Selling, General and Administrative Expenses

Selling and shipping expenses for the three and nine months ended September 30, 2011 were approximately $363,000 and $885,000 respectively. This represented increases of approximately 56.5% and 34.5% respectively, as compared to $232,000 and 658,000 of selling and shipping expenses for the three and nine months ended September 30, 2010. Certain selling and shipping expenses such as commissions and freight may vary from period to period due to the timing of the shipments of systems. We have also hired additional personnel and attended more trade shows during the current three and nine month periods compared to prior periods.

We incurred approximately $1,423,000 and $3,979,000 of general and administrative expenses, or 16.1% and 17.6% of our revenue, for the three and nine months ended September 30, 2011, compared to approximately $1,039,000 and $2,869,000 or 25.8% of our revenue, during the three and nine months ended September 30, 2010. Although, we incurred greater overall general and administrative costs during the current three and nine month periods as a result of increased costs associated with the hiring of additional personnel, and increased legal fees, the decrease as a percentage of revenue in 2011 versus 2010 is primarily attributable to general and administrative costs being allocated over a larger revenue stream.

Operating Income

As a result of the foregoing factors, operating income was approximately $1,388,000 and $3,467,000 for the three and nine months ended September 30, 2011 compared to operating income of approximately $150,000 and $222,000 for the three and nine months ended September 30, 2010, increases of 825.3% and 1,461.7% respectively. The increase in operating income in 2011 versus the same period in 2010 is directly attributable to the increased revenue during the current three and nine month periods.

Interest Expense, Net

Interest income for the three and nine months ended September 30, 2011 was approximately $5,000 and $11,000, respectively, compared to approximately $1,000 and $6,000 for the three and nine months ended September 30, 2010. Interest expense for the three and nine months ended September 30, 2011 was approximately $47,000 and $149,000 compared to approximately $56,000 and $172,000 for the three and nine months ended September 30, 2010. The primary sources of this interest expense were the three mortgages that were held until August 5, 2011 on two of the buildings that we own and the term loan that subsequently replaced them, in addition to the remaining mortgage on the corporate headquarters.

Other Income

Other income during the three and nine months ended September 30, 2011 was approximately $88,000 and $180,000, respectively, compared to approximately $3,000 and $11,000, respectively, for the three and nine months ended September 30, 2010. During the third quarter of 2011, we reflected net adjustments upon filing our income tax returns of approximately $61,000 comprised primarily of true-up adjustments to depreciation, inventories and domestic activities production deductions.

Income Taxes

For the nine months ended September 30, 2011, we recorded approximately $696,000 of current income tax expense and $108,000 of deferred tax expense. For the nine months ended September 30, 2010, we recorded a current income tax benefit of approximately $112,000 that was reduced by the deferred tax expense of approximately $23,000, which provided a net tax benefit for that period. Current taxes for the three months ended September 30, 2011 appear lower than normal as a result of the exercise of certain non-qualified stock options during the period which had the effect of reducing the taxable income and therefore the tax expense for the period.

Net Income

For the foregoing reasons, we reported net income of approximately $1,239,000 and $2,704,000 for the three and nine months ended September 30, 2011 compared to net income of approximately $143,000 and $156,000 for the three and nine month periods ended September 30, 2010.

Liquidity and Capital Resources

As of September 30, 2011, we had aggregate working capital of approximately $21,805,000 and cash and cash equivalents of $18,618,000, compared to $11,105,000 and $6,249,000 at December 31, 2010, an increase of $10,700,000 and $12,369,000, respectively. The increase in working capital and cash and cash equivalents was primarily the result of receiving approximately $9,390,000 net proceeds from the issuance of 967,950 shares of our common stock at $10.50 per share less $773,000 of underwriting and other costs in our public offering.

Accounts receivable, net, as of September 30, 2011 was $2,272,000 compared to $2,909,000 as of December 31, 2010. This decrease is primarily attributable to the timing of shipments and customer payments.

As of September 30, 2011, our backlog was approximately $18,410,000, an increase of $8,466,000, or 85.1%, compared to $9,944,000 at December 31, 2010. During the nine months ended September 30, 2011, we received approximately $31,024,000 in new orders. Timing for completion of the backlog varies depending on the product mix and can be as long as two years. Order backlog is usually a reasonable management tool to indicate expected future revenues and projected profits; however, it does not provide an assurance of future achievement of revenues or profits as order cancellations or delays are possible.

Revolving Credit Facility and Borrowings

On April 22, 2008, we entered into a three year Modified and Restated Revolving Credit Agreement with Capital One, N.A. (“Capital One” as the “Bank”) as successor to North Fork Bank, pursuant to which the Bank agreed to make revolving loans to us of up to $5 million until May 1, 2011, at which time it became subject to renewal.  Interest on the unpaid principal balance on this facility accrued at either (i) the LIBOR rate plus 2.00% or (ii) the Bank’s prime rate minus 0.25%.  This agreement contained certain financial and other covenants with which we were in compliance as of June 30, 2011. Borrowings were collateralized by certain assets as defined under the Agreement.

On May 9, 2011 the Company and the Bank agreed to an extension of the Credit Agreement until August 1, 2011, on the same terms and conditions as previously agreed to.

On August 1, 2011, the Company let this Credit Agreement, which had no borrowings outstanding, expire.

On August 5, 2011, the Company entered into a $9.1 million credit agreement with HSBC Bank, USA, N.A., (“HSBC”) to replace its $5 million revolving credit agreement and $2.1 million of existing mortgages previously held by Capital One Bank, N.A., which was secured by substantially all of the Company’s personal property. This new agreement consists of a $7 million revolving credit facility and a $2.1 million five (5) year term loan.  The revolving credit facility permits the Company to borrow on a revolving basis until August 5, 2014. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR Rate plus 1.75% or (ii) the bank’s prime rate minus .50%. The term loan was used to pay off the existing mortgages currently held by Capital One Bank, N.A. Interest on the unpaid principal balance accrues at a fixed rate of 3.045%. Borrowings under this term loan are additionally collateralized by $1 million, provided that, so long as no event of default has occurred and is then continuing, HSBC will release $200,000 of the collateral on each anniversary of the closing date. This restricted cash is a separate line item on the balance sheet. The credit agreement also contains certain financial covenants which the Company was in compliance with at September 30, 2011.

We believe we have an ample amount of cash, positive operating cash-flow and available credit facilities at September 30, 2011, to meet our working capital and investment requirements for the next twelve months.

Off-Balance Sheet Arrangements

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

As of September 30, 2011, Taiwan Glass has not yet granted permission to allow the Company to use or sell most of the returned equipment ($1,150,000) due to the pending litigation. Management has reclassified the returned equipment as Idle Inventories, net as of September 30, 2011. The Idle Inventories has been assigned a carrying value using the lower of cost or market.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits

Exhibit
Number	Description

10.1*	Credit Agreement, dated August 5, 2011, by and between the Company and HSBC Bank, USA, National Association.

10.2
Contract of Sale, dated September 2, 2011, by and between the Company and SJA Industries, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on September 9, 2011) and incorporated by reference).

10.3
First Amendment to Contract of Sale, dated October 12, 2011, by and between the Company and SJA Industries, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on October 17, 2011) and incorporated by reference).

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 14, 2011.

31.2*	Certification of Glen R. Charles, Chief Financial Officer, dated November 14, 2011.

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 14, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated November 14, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
Pursuant to Rule 405 of Regulation S-T, financial information from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*  Filed herewith.
** Furnished herewith.
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 2011.

CVD EQUIPMENT CORPORATION

By:	/s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glen R. Charles
Glen R. Charles
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

10.1*	Credit Agreement, dated August 5, 2011, by and between the Company and HSBC Bank, USA, National Association.

10.2
Contract of Sale, dated September 2, 2011, by and between the Company and SJA Industries, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on September 9, 2011) and incorporated by reference).

10.3
First Amendment to Contract of Sale, dated October 12, 2011, by and between the Company and SJA Industries, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (filed on October 17, 2011) and incorporated by reference).

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 14, 2011.

31.2*	Certification of Glen R. Charles, Chief Financial Officer, dated November 14, 2011.

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 14, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated November 14, 2011, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
Pursuant to Rule 405 of Regulation S-T, financial information from the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL):  (i) Consolidated Balance Sheets at September 30, 2011 and December 31, 2010, (ii) Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010, (iii) Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (v) Notes to Consolidated Financial Statements.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

*  Filed herewith.
** Furnished herewith.
XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.