Form 10-K
period 2011-12-31
CVD EQUIPMENT CORP
filed 2012-03-27
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2011
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
Yes ☐    No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $44,097,165  at June 30, 2011

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:5,979,720 shares of Common Stock, $0.01 par value at March 16, 2012.

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

Item 1.                                Description of Business.

The use of the words “CVD,” “we,” “us” or “our” refers to CVD Equipment Corporation, a New York corporation incorporated on October 13, 1982, and its subsidiary, except where the context otherwise requires.

We design, develop and manufacture customized state-of-the-art equipment and process solutions used to develop and manufacture solar, nano and advanced electronic components, materials and coatings for research and industrial applications, with the focus on enabling tomorrow’s technologies™.  We offer a broad range of chemical vapor deposition, gas control and other equipment that is used by our customers to research, design and manufacture semiconductors, solar cells, smart glass, carbon nanotubes, nanowires, LEDs, MEMS and industrial coatings, as well as equipment for surface mounting of components onto printed circuit boards.  Through our Application Laboratory, we provide process development support and process startup assistance.  Our proprietary products are generally customized to meet the particular specifications of individual customers and to accelerate the commercialization of their proprietary intellectual property. We also offer standard products that are based on the expertise and know-how we have developed in designing and manufacturing our customized products.

Based on more than 29 years of experience, we use our engineering, manufacturing and process development to transform new applications into leading-edge manufacturing solutions.  This enables university, research and industrial scientists at the cutting edge of technology to develop next generation solar, nano, LEDs, semiconductors and other electronic components.  We also develop and manufacture research and production equipment based on our proprietary designs.  We have built a significant library of design expertise, know-how and innovative solutions to assist our customers in developing these intricate processes and to accelerate their commercialization.  This library of solutions, along with our vertically integrated manufacturing facilities, allows us to provide superior design, process and manufacturing solutions to our customers on a cost effective basis.

Part of our strategy is to target opportunities in the research and development and production equipment market, with a focus on higher-growth applications such as solar smart glass coatings, carbon nanotubes, nanowires, graphene, MEMS and LEDs.  To expand our penetration into these growth markets, we have a line of proprietary standard products and custom systems. Historically, we manufactured products on a custom one-at-a-time basis to meet an individual customer’s specific research requirements.  Our new proprietary systems leverage the technological expertise that we have developed through designing these custom systems onto a standardized basic core.  This core is easily adapted through a broad array of available add-on options to meet the diverse product and budgetary requirements of the research community.  By manufacturing the basic core of these systems in higher volumes, we are able to reduce both the cost and delivery time for our systems.  These systems, which we market and sell under the EasyTube® product line, are sold to researchers at universities, research laboratories, and startup companies in the United States and throughout the world.

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

The core competencies we have developed in equipment and software design, as well as in systems manufacturing and process solutions, are used to engineer our finished products and to accelerate the commercialization path of our customer base.  Our proprietary Windows®-based*, real-time, software application allows for rapid configuration, and provides our customers with powerful tools to understand, optimize and repeatedly control their processes.  Our vertically integrated structure allows us to control the manufacturing process, from bringing raw metal and components into our manufacturing facilities to shipping out finished products.  These factors significantly reduce cost, improve quality and reduce the time it takes from customer order to shipment of our products.  Our Application Laboratory allows selected customers to bring up their process tools in our Application Laboratory and to work together with our scientists and engineers to optimize process performance.

*Windows is a registered trademark of Microsoft Corporation

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

Conceptronic designs and manufactures reflow ovens and rework stations for the printed circuit board assembly and semi-conductor packaging industries.  Our equipment is designed to melt solder in a controlled process to form superior connections between components.  This, in turn, creates complete electronic circuits for computers and telecommunication systems, as well as for the automotive and defense industries.  To address pricing pressure in what is now a mature industry for standardized reflow ovens and because of the current economic downturn, we have begun to offer customized products for complex heating and drying applications.

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

Our Chemical Vapor Deposition systems are available in a variety of models that can be used in laboratory research and production.  All models are offered with total system automation, a microprocessor control system by which the user can measure, predict and regulate gas flow, temperature, pressure and chemical reaction rates, thus controlling the process in order to enhance the quality of the materials produced.  Our standard microprocessor control system is extremely versatile and capable of supporting the complete product line and most custom system requirements.  These Chemical Vapor Deposition systems are typically priced between $80,000 and $1,500,000.

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

For the twelve months ended December 31, 2011, approximately 12% of our revenues were generated from foreign sales compared to 37% for the twelve months ended December 31, 2010.  Revenue to a single customer in any one year can exceed 10.0% of our total sales. In fiscal year 2011, one customer represented 43.2% and another customer represented 8.4% of our annual revenues. In fiscal year 2010, one customer represented 6.5% and another customer represented 5.5% of our annual revenues. None of these customers were the same from year to year. We are not dependent on any single customer, and the loss of any key customer would have to be replaced by others, as we have previously, or our inability to do so may have a material adverse effect on our business and financial condition.

Warranties

We normally warrant our equipment for a period of twelve to eighteen months after shipment, depending on the product, and pass along any warranties from original manufacturers of components used in our products.  We provide for our own equipment servicing with in-house field service personnel.  Warranty costs, including those incurred in fiscal years 2011 and 2010, have been historically insignificant and expensed as incurred.

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

Backlog

As of December 31, 2011, our order backlog was approximately $16,198,000 compared to approximately $9,944,000 at December 31, 2010, an increase of $6,254,000 or 62.9%. The increase is primarily attributed to a continuation of the increased order activity levels we began to experience during the second half of 2010. The timing for completion of the backlog varies depending on the product mix and can be as long as two years.  Included in the backlog are all accepted purchase orders with the exception of those that are included in our percentage-of-completion.  Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

Intellectual Property

Our success is dependent in part on our technology and other proprietary rights.  We have historically protected our proprietary information and intellectual property such as design specifications, blueprints, technical processes and employee know-how through the use of non-disclosure agreements.  In addition, where we deem appropriate, we file for patent and trademark protection of our proprietary technology and intellectual property that has the potential to be incorporated into our standard products and can be sold to multiple customers.  We also maintain and/or assert rights in certain trademarks relating to certain of our products and product lines, and claim copyright protection for certain proprietary software and documentation.

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

The amount spent on research and development was approximately $955,000 for the year ended December 31, 2011 and $712,000 for the year ending December 31, 2010.

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

Employees

At December 31, 2011, we had 161 employees, 159 of which were full time personnel and 2 of which were part time.  We had 92 people in manufacturing, 35 in engineering (including research and development and efforts related to product improvement) 6 in field service, 6 in sales and marketing and 22 in general management and administration.

Item 1A.                             Risk Factors

Not applicable

Item 1B.                              Unresolved Staff Comments

Not applicable

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

Our SDC division operates out of a 22,000 square foot manufacturing facility situated on five acres of land which we purchased in December 1998 and is located at 1117 Kings Highway, Saugerties, New York.  The property was purchased from Kidco Realty Corp.  The purchase price for the property was $1,400,000.  We financed $900,000 of the purchase price.  On August 5, 2011, we entered into a $2.1 million five (5) year term loan with HSBC Bank, USA, N.A.,(“HSBC”), to pay off the existing mortgage of approximately $753,000 held by Capital One, Bank, N.A. on the Saugerties property and the two mortgages totaling approximately $1,339,000 held by Capital One Bank, N.A. on the property located at 979 Marconi Avenue, Ronkonkoma, NY 11779. Interest on the unpaid principal balance accrues at a fixed rate of 3.045%. Borrowings under this term loan are collateralized by a security agreement on substantially all of the personal property of the Company in addition to a $1 million restriction on funds deposited at HSBC, provided that so long as no event of default has occurred and is then continuing, HSBC will release $200,000 of collateral on each anniversary of the closing date.

The Application Laboratory operates out of a 13,300 square foot facility located at 979 Marconi Avenue, Ronkonkoma, NY 11779 that was purchased from HPG Realty Co., LLC.  The total purchase price for the property was $2,015,000.  We financed approximately $1,500,000 of the purchase price.

On March 16, 2012, we closed on the purchase of our new facility at 355 South Technology Drive, Central Islip, New York (the “Central Islip Facility”). The purchase price for the Central Islip Facility was $7,200,000 exclusive of closing costs. The transaction was structured pursuant to Section 1031 of the Internal Revenue Code , as amended, as a reverse tax deferred exchange. In order to avail ourselves of certain real estate and sales tax abatements, the purchase took the form of an assignment and lease purchase agreement with fee title continuing to be vested in the Town of Islip Industrial Development Agency.

Pursuant to the terms of an Accommodation Agreement, we entered into a loan agreement (the “Loan”) with HSBC Bank USA, N.A. in the amount of $6,000,000, the proceeds of which were used to finance a portion of the purchase price. The Loan is secured by a mortgage against the Central Islip Facility. The loan is payable in 120 consecutive equal monthly installments of principal of $25,000 plus interest thereon and a final balloon payment of $3,000,000. Interest accrues on the Loan, at our option, at the variable rate of (a) 1.75% above LIBOR, or (b) a rate equal to 0.5% below HSBC’s prime rate. The Loan matures on March 15, 2022.

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

On January 26, 2010 we commenced an action against Taiwan Glass Industrial Corp. and Mizuho Corporate Bank in the United States District Court for the Southern District of New York. By that action, we seek monetary damages ($5,816,000) for breach of contract against Taiwan Glass Industrial Corp., and against Mizuho Corporate Bank for failing to pay the second installment on a letter of credit issued by Mizuho Corporate Bank on behalf of Taiwan Glass Industrial Corp. calling for payment of drafts presented upon shipment of the equipment. The contract was breached by the customer’s failure to accept and pay for the specially manufactured equipment shipped on November 27, 2009. Under the terms of the contract, we believe the customer improperly rejected the equipment. The action as against Mizuho has been subsequently dismissed.  Taiwan Glass Industrial Corp. has interposed an answer and counterclaims denying these allegations and is seeking unspecified monetary damages.  We are vigorously pursuing our claims against Taiwan Glass and defending against the counterclaims interposed by them.

Item 4.                                Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                                Market for Registrant’s Common Equity and Related Stockholder Matters.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock on The NASDAQ Capital Market.

	High	Low
Year Ended December 31, 2011:
1st Quarter………………………	$12.43	$6.90
2nd Quarter………………………	13.71	9.90
3rd Quarter………………………	19.18	11.82
4th Quarter………………………	17.31	11.51

	High	Low
Year Ended December 31, 2010:
1st Quarter………………………	$4.50	$3.35
2nd Quarter………………………	3.95	3.10
3rd Quarter………………………	4.69	3.01
4th Quarter………………………	9.02	6.00

As of March 16, 2012 there were approximately 86 holders of record and approximately 2,152 beneficial owners of our common stock, and the closing sales price of our common stock as reported on the NASDAQ Capital Market was $11.56.

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

Equity Compensation Plan Information

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2011.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders	272,790	$ 4.39	664,575
Total	272,790	$4.39	664,575
_________________________

(1)       Reflects aggregate options and restricted stock awards outstanding under our 1989 Key Employee Stock Option Plan, 2001 Stock Option Plan and 2007 Share Incentive Plan.

(2)       Calculation is exclusive of the value of any unvested restricted stock awards.

Recent Sales Of Unregistered Securities

None

Issuer Purchases Of Equity Securities

None.

Item  6.                               Selected Financial Data.

Not applicable.

Item 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Based on more than 29 years of experience, we use our engineering, manufacturing and process development to transform new applications into leading-edge manufacturing solutions. This enables university, research and industrial scientists at the cutting edge of technology to develop next generation solar, nano materials, LEDs, semiconductors and other chemical vapor deposited products. We also develop and manufacture research and production equipment based on our proprietary designs. We have built a significant library of design expertise, know-how and innovative solutions to assist our customers in developing these intricate processes and to accelerate their commercialization of chemically deposited materials. This library of solutions, along with our vertically integrated manufacturing facilities, allows us to provide superior design, process and manufacturing solutions to our customers on a cost effective basis.

Results of Operations

Revenue

Revenue for the year ended December 31, 2011 was approximately $30,994,000 compared to approximately $16,258,000 for the year ended December 31, 2010, an increase of $14,736,000 or 90.6%. Annual revenue from the CVD/First Nano division increased by approximately $13,294,000 or 107.5% to $25,664,000 which represents 82.8% of our total revenue during the year ended December 31, 2011 compared to $12,370,000 or 76.1% of our total revenue for the prior fiscal year. (See Note 16).  We are continuing to experience the increased demand for our products needed in energy generation, energy storage, aerospace, medical, LED’s, graphene, nanowires and nanotubes. This creates a growing need for manufacturing solutions using nanotechnology and thin film coatings on glass, wafers and other substrates or materials.

Revenue from outside customers for the SDC division increased by approximately 64.6% or $1,698,000 to $4,327,000 representing 14.0% of our total revenue during the year ended December 31, 2011, compared to $2,629,000, or 16.2% of our total revenue for the prior fiscal year as SDC also experienced increased demand. (See Note 16)

Revenue from outside customers for the Conceptronic division decreased by approximately $256,000, or 20.3%, to $1,003,000 for the year ended December 31, 2011 compared to $1,259,000 during the year ended December 31, 2010. The revenue generated by the Conceptronic division represents 3.2% of our total revenue during the year ended December 31, 2011 compared to the 7.7% of our total revenue that it represented during the year ended December 31, 2010. (See Note 16)

Gross Profit

Overall gross profit amounted to approximately $11,449,000 with a gross profit margin of 36.9% compared to the gross profit of $5,880,000 with a gross profit margin of 36.2% for the year ended December 31, 2010. Had we not recorded certain inventory write-downs of $660,000 and disposed of $175,000 of idle inventory during the current year, our gross profit margin would have been 39.6%. The CVD/First Nano division generated a gross profit margin of 35.4% for the year ended December 31, 2011, compared to a gross profit margin of 36.5% for the year ended December 31, 2010. The decrease was a result of the aforementioned inventory write-downs and disposal.  The SDC division’s gross profit margin increased to 35.3% compared to 22.7% for the year ended December 31, 2010 primarily as a result the 64.6% increase in revenue and stable fixed costs. The Conceptronic division’s gross profit margin decreased to 13.5% for the year ended December 31, 2010 compared to 43.5% for the year ended December 31, 2010. This decrease can also be attributed to inventory write-downs during the current year.

Selling, General and Administrative Expenses

Selling and shipping expenses were approximately $1,208,000 for the year ended December 31, 2011 compared to $951,000 for the year ended December 31, 2010, resulting in an increase of 27.0% or $257,000. During the year ended December 31, 2011, we have hired additional personnel and attended more trade shows compared to prior periods. Certain selling and shipping expenses such as commissions and freight may vary from period to period due to the timing of the shipments of systems.

General and administrative expenses for the year ended December 31, 2011 were approximately $5,484,000 compared to $3,983,000 during the year ended December 31, 2010, an increase of $1,501,000 or 37.7% The increase can be attributed to those costs associated with the hiring of additional personnel in 2011 as well as additional legal fees incurred as a result of the litigation involved with the major contract that was breached in 2009. Although, we incurred greater overall general and administrative expenses during the current year, we experienced a 6.8% decrease as a percentage of revenue in 2011 versus 2010.

Operating Income

As a result of the foregoing factors, operating income for the year ended December 31, 2011 was approximately $4,757,000 compared to approximately $945,000 for the year ended December 31, 2010, an increase of 403.4%.

Interest Income

Interest income for the year ended December 31, 2011 was approximately $18,000 compared to approximately $8,000 for the year ended December 31, 2010. This increase is primarily attributable to the increased cash available as a result of the public offering in May, 2011 and the cash received from the higher revenues achieved. Our primary cash investing philosophy during these turbulent economic conditions remains that of minimizing risk.

Interest Expense

We incurred approximately $183,000 of interest expense in the year ended December 31, 2011, which was approximately $44,000, or 19.4% less than the $227,000 incurred in the year ended December 31, 2010.  During the year ended December 31, 2011 we paid off three (3) equipment loans. On August 5, 2011, we replaced three (3) mortgages that were held on two (2) of our buildings, with a term loan at a reduced interest rate. The only interest expense we incurred through year-end was on the three (3) buildings we owned at that time.

Other Income

Other income for the current year was approximately $196,000, an increase of $181,000 compared to $15,000 of other income generated during the year end December 31, 2010. This increase was primarily the result of refunds for prior year’s overpayment of income taxes.

Income Tax Provision

For the twelve months ended December 31, 2011, we recorded an income tax expense of approximately $1,009,000. This is primarily the result of applying federal, state and local income tax rates less research and development and other tax credits that we have availed ourselves of on pre-tax income of $4,788,000 as compared to approximately $210,000 of income tax expense for the twelve months ended December 31, 2010 on pre-tax income of $742,000.

Net Income

As a result of the foregoing factors, for the year ended December 31, 2011, our net income amounted to approximately $3,779,000, as compared to $532,000 for the same period in 2010.

Inflation

Inflation has not materially impacted our operations.

Liquidity and Capital Resources

As of December 31, 2011, we had aggregate working capital of approximately $22,948,000 compared to aggregate working capital of $11,105,000 at December 31, 2010 and had available cash and cash equivalents of approximately $18,137,000 compared to approximately $6,249,000 in cash and cash equivalents at December 31, 2010.  The increase in working capital and cash and cash equivalents of $11,843,000 or 106.6% and $11,888,000 or 190.2%, respectively, is primarily attributable to the net proceeds of $9,388,000 received from the issuance of 967,950 shares of our common stock at $10.50 per share less $775,000 of underwriting and other costs in our public offering.

Accounts receivable, net of allowance for doubtful accounts, increased by approximately $755,000 or 26.0% at December 31, 2011 to $3,664,000 compared to $2,909,000 at December 31, 2010.  This increase is principally due to the timing of shipments and customer payments.

Inventories as of December 31, 2011 were approximately $2,232,000 representing a decrease of approximately $1,248,000 or 35.9% compared to the balance of $3,480,000 as of December 31, 2010.  This decrease in inventory is a result of certain inventory write-downs of $660,000 and the use of inventory included in uncompleted contracts. We transferred approximately $662,000 of inventory into Lab Equipment during the latter half of the year as we began to expand the processing aspect of the business. Idle inventory decreased by $175,000 as a result of the disposal of certain items.

As of December 31, 2011, our backlog was approximately $16,198,000, an increase of $6,254,000 or 62.9% compared to $9,944,000 at December 31, 2010.  The increase is primarily attributed to the increased demand for energy savings, energy generation materials and products needed to address rising energy and environmental costs in addition to aerospace, medical, LED’s, graphene, nanowires and nanotubes. This creates a growing need for manufacturing solutions using nanotechnology and thin film coatings on glass, wafers and other substrates or materials. The timing for completion of the backlog varies depending on the product mix and can be as long as two years.  Included in the backlog are all accepted purchase orders with the exception of those that are included in our percentage-of-completion.  Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however, it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

On April 22, 2008, we entered into a three year Modified and Restated Revolving Credit Agreement with Capital One, N.A. (the “Bank”) as successor to North Fork Bank, pursuant to which the Bank has agreed to make revolving loans to us of up to $5 million until May 1, 2011, at which time it was subject to renewal.  The loan agreement amended and superseded our previous $2 million revolving credit facility with the Bank. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR rate plus 2.00% or (ii) the Bank’s prime rate minus .25%.  This agreement contained certain financial and other covenants with which we were in compliance as of December 31, 2010. Borrowings were collateralized by certain assets as defined under the Agreement.

The amount available under this agreement was approximately $4,761,000 as of December 31, 2010. We initially utilized $500,000 of this facility in the form of equipment term loans, of which $239,000 remained as of December 31, 2010.

On May 9, 2011, we and the Bank agreed to an extension of the Credit Agreement until August 1, 2011, on the same terms and conditions as previously agreed to.

On August 1, 2011, we permitted the Credit Agreement, which had no borrowings outstanding, to expire.

On August 5, 2011, we entered into a $9.1 million credit agreement with HSBC Bank, USA, N.A., (“HSBC”) to replace our $5 million revolving credit agreement and $2.1 million of existing mortgages previously held by Capital One Bank, N.A. This new agreement consists of a $7 million revolving credit facility and a $2.1 million five (5) year term loan. The revolving credit facility permits us to borrow on a revolving basis until August 5, 2014. Interest on the unpaid principal balance of the term loan accrues at a fixed rate of 3.045%. Borrowings under the term loan were collateralized by certain assets as defined under the agreement. The credit agreement also contains certain financial covenants which we were in compliance with at December 31, 2011.

In March 2002, we received from General Electric Capital Corporation a $2,700,000 mortgage loan, secured by the real property and building and improvements to finance and improve our facility in Ronkonkoma, New York.  The mortgage loan, which has an outstanding balance as of December 31, 2011 of $1,211,795, is payable in equal monthly installments of $22,285 including interest at 5.67% per annum; pursuant to an industrial development bond purchase agreement with the town of Islip Industrial Development Agency.  The final payment is due March 2017.

In February 2008, we purchased the property and building at 979 Marconi Avenue, Ronkonkoma, N.Y. We financed approximately $1,500,000 of the purchase price.  The financing consisted of two loans secured by mortgages, both of which were held by Capital One, N.A.  Payments upon each of the mortgages were based upon a 20-year amortization schedule, with a 10-year balloon.  Interest on the $1 million mortgage was fixed at a rate of 5.67% for 10 years.  Interest on the $500,000 mortgage was fixed at a rate of 3.67% for the first four years and was to be adjusted for the 6 year period beginning March 1, 2012 to 200 basis points above the weekly average yield on U.S.  Treasury Securities adjusted to a constant maturity of 6 years, until maturity on March 1, 2018.

On June 30, 2008, we entered into a Consolidation, Extension and Modification Agreement and Consolidated and Restated Mortgage note each with Capital One, N.A.  The agreement consolidated various notes and mortgages relating to the property and building in Saugerties, New York into a single note in the principal sum of $805,000 of which approximately $17,000 represented additional borrowings we incurred. Principal and interest payments were to be made in equal consecutive monthly installments of $5,903.27 commencing on August 1, 2008 and continuing for 119 months, with a final balloon payment being due on July 1, 2018 equal to the remaining unpaid principal on the maturity date.  Interest on the principal was at a fixed annual rate of 6.20%.  The Note was secured by a first priority mortgage lien on the property in Saugerties, New York, all of our monies, deposits or other sums held by the Bank on deposit, an assignment of the leases and rents from the premises, a lien on our personal property, and $500,000 of the proceeds of a life insurance policy which is owned by us and issued on the life of our Chief Executive Officer, Leonard A. Rosenbaum.

On August 5, 2011, as previously stated, we entered into a $2.1 million five (5) year term loan with HSBC that was used to pay off the existing mortgages held by Capital One Bank, N.A. Interest on this term loan accrues at the fixed rate of 3.045%. Borrowings under the term loan were collateralized by certain assets as defined under the agreement. As of December 31, 2011, the balance remaining on this loan was $1,960,000.

On March 16, 2012, effective as of March 15, 2012, we closed on the purchase of the premises located at 355 South Technology Drive, Central Islip, New York. The purchase price of the building was $7,200,000 exclusive of closing costs. The transaction was structured pursuant to Section 1031 of the Internal Revenue Code , as amended, as a reverse tax deferred exchange. In order to avail ourselves of certain real estate and sales tax abatements, the purchase took the form of an assignment and lease purchase agreement with fee title continuing to be vested in the Town of Islip Industrial Development Agency.

Pursuant to the terms of an Accomodation Agreement, we entered into a loan agreement (the “Loan”) with HSBC Bank USA, N.A. in the amount of $6,000,000, the proceeds of which were used to finance a portion of the purchase price. The Loan is secured by a mortgage against the Central Islip Facility. The loan is payable in 120 consecutive equal monthly installments of principal of $25,000 plus interest thereon and a final balloon payment of $3,000,000. Interest accrues on the Loan, at our option, at the variable rate of (a) 1.75% above LIBOR, or (b) a rate equal to 0.5% below HSBC’s prime rate. The Loan matures on March 15, 2022.

The large demand for energy savings, energy generation materials and products needed to address rising energy costs creates a growing demand for manufacturing solutions using thin film coatings on glass, wafers and other substrates.  Our Application Laboratory will help perfect and expand the multiple areas where low cost thin film manufacturing solutions can be applied and further optimize our technologies for cost and performance. We believe the solar, energy,   electronic, aerospace, medical, LED’s, graphene, nanowires and nanotubes markets we are addressing with multiple products have significant growth opportunities for technologies that deliver favorable cost benefits.

We believe that our cash and cash equivalent positions, cash flow from operations and our credit facilities will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

We may also raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products.  In addition, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. On February 14, 2011, we filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission (“SEC”) to register shares of our common stock and other securities for sale, giving us the opportunity to pursue possible future fundraising of up to $20 million (the “Registration Amount”) when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. This shelf registration was declared effective by the SEC on February 28, 2011.  On May 27, 2011 we received $9,388,000 net proceeds from the issuance of 967,950 shares of our common stock at $10.50 per share less $775,000 of underwriting and other costs in our public offering. We currently have the ability subject to satisfaction of applicable requirements to sell securities for the balance of the Registration Amount under the shelf registration statement.  The number of shares that we can sell and the amount of the gross proceeds that we can raise may be subject to certain limitations pursuant to applicable NASDAQ marketplace and SEC rules.  Any equity or equity-linked financing could be dilutive to existing shareholders.

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

Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment.  Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable.  When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets.”  If the asset is determined to be impaired, the impairment loss is measured on the excess of its carrying value over its fair value.  Assets to be disposed of are reported at the lower of their carrying value or net realizable value.  We had no recorded long-lived asset impairment charges in the statement of operations during each of the years ended December 31, 2011 and 2010.

Off-Balance Sheet Arrangements

None.

Item 7A.                             Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

Item 8.                                Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by this item are included in this annual report beginning on page F-1.

Item 9.                                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                             Controls and Procedures.

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2011, the disclosure controls and procedures were  effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act).  There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls.  Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.  We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Management concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on the criteria established by the COSO Internal Control Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                             Other Information.

None.

PART III

Item 10.                              Directors, Executive Officers, and Corporate Governance.

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

Director Service on other Boards

Conrad J. Gunther served on the Board of Directors of Halo Companies, Inc., a publicly traded company, formerly known as GVC Venture Corp until September 2009.

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

The following table sets for the names, ages and positions with the Company of each of our directors and executive officers.

Name	Age	Position(s) with the Company
Leonard A. Rosenbaum	65	Chairman of the Board of Directors, Chief Executive Officer, President

Martin J. Teitelbaum	61	Director, General Counsel and Assistant Secretary
Conrad J. Gunther	65	Director, Chairperson-Audit Committee
Bruce T. Swan	79	Director, Chairperson- Compensation Committee
Kelly S. Walters Carol R. Levy	41 64	Director, Chairperson-Finance Committee Director, Chairperson-Nominating, Governance and Compliance Committee
Glen R. Charles	58	Chief Financial Officer, Secretary
Karlheinz Strobl	52	Vice President of Business Development

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

Martin J. Teitelbaum

Martin J. Teitelbaum has served as a member of our Board of Directors and General Counsel since 1985 and as our in-house General Counsel since May 16, 2011.  Mr. Teitelbaum is an attorney, who prior to May 16, 2011, conducted his own private practice, the Law Offices of Martin J. Teitelbaum. Prior to establishing his own firm in 1988, Mr. Teitelbaum was a partner at Guberman and Teitelbaum from 1977 to 1987. In addition, Mr. Teitelbaum currently acts as our Assistant Secretary. Mr. Teitelbaum earned a B.A. in Political Science from the State University of New York at Buffalo and a Juris Doctor from Brooklyn Law School. Mr. Teitelbaum has served as our outside general counsel for many years and his legal expertise makes him an asset to the Company’s board of directors.

Conrad J. Gunther

Conrad J. Gunther has served as a member of our Board of Directors since 2000.  Mr. Gunther has extensive experience in mergers and acquisitions and in raising capital through both public and private means.  He has been an executive officer and director of several banks, both public and private, and has served on the boards of two other public companies. He most recently served on the board of GVC Venture Corp., a public company from June 2004 until it merged with the Halo Companies in September 2009. Since January 2008, Mr. Gunther has served as an Executive Vice President and Senior Loan Officer for Community National Bank, a Long Island, New York based commercial bank, where he is responsible for all commercial lending.   Mr. Gunther qualifies to serve on our board of directors as a result of his experience and expertise in the financial community.

Bruce T. Swan

Bruce T. Swan has served as a member of our Board of Directors since September 2003.  Mr. Swan who is presently retired has extensive banking, export and international credit experience.  He has held the positions of Deputy Manager at Brown Brothers Harriman and Co., Assistant Treasurer at Standard Brands Incorporated, Assistant Treasurer at Monsanto Corporation, Vice President and Treasurer at AM International Inc. and President and Founder of Export Acceptance Company.  Mr. Swan, earned his MBA from Harvard University and is a former adjunct faculty member of New York University’s Stern School of Business Administration. Mr. Swan is qualified to serve as an independent member of our board of directors because of his vast expertise and experience in the financial services industry.

Kelly S. Walters

Kelly S. Walters was appointed a member of the Board of Directors in September 2009. Mr. Walters is founder and managing Principal of The Forefronts Group, a management consulting firm focused on clean technology, chemicals and advanced materials including nanotechnology. He has over 15 years of corporate finance and M&A experience serving alternative energy, clean technology, advanced materials, chemicals, imaging, coatings and nanotechnology companies. From 2007 until 2009, Mr. Walters was a principal at ThinkEquity LLC and a member of the firm’s Greentech and Emerging Technologies investment banking team. From 2003 until 2007, he was an investment banker with Morgan, Joseph & Co. and a senior vice president in the firm's Chemicals and Industrials groups. He began his investment banking career with Lehman Brothers in 2000 in the firm’s Global Chemicals and Industrials Group after four years of corporate planning experience at Lexmark International, Inc. Mr. Walters earned an MA at The Patterson School of Diplomacy and International Commerce at the University of Kentucky where he also earned BA and MBAdegrees. He is a Chartered Financial Analyst (CFA) charterholder, a Certified Management Accountant (CMA) and a Certified Financial Manager (CFM). Mr. Walters is qualified to serve as an independent member of our board because of his experience in the alternative energy and nanotechnology fields.

Carol R. Levy

Carol R. Levy has been President of Stillwater Investment, Inc. since 1986. In that capacity, she has led investment groups in the purchase of moderate-size-manufacturing companies. She currently serves as chairperson of B&P Process Equipment and Systems, a Saginaw, Michigan based manufacturer of large scale mixing and separation process equipment. Prior to forming Stillwater, Mrs. Levy spent two decades in lending and finance, including posts as VP of Prucapital, a subsidiary of Prudential Insurance and VP of J. Henry Schroder Bank and Trust Co. She holds a BA from Mt. Holyoke College, an MA from the University of Michigan, and an MBA from New York University. She resides in Park City, Utah. Ms. Levy is qualified to serve as an independent member of our board because of her experience in the financial services and manufacturing industries.

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

Code Of Ethics

We have adopted a Corporate Code of Conduct and Ethics that applies to our employees, senior management and Board of Directors, including the Chief Executive Officer and Chief Financial Officer.  The Corporate Code of Conduct and Ethics is available on our web site, http://www.cvdequipment.com, by clicking on “About Us” and then clicking on “Corporate Overview.”

Audit Committee

Our Board of Directors has an Audit Committee that consists of Conrad J. Gunther, Bruce T. Swan, Kelly S. Walters and Carol R. Levy. Alan H. Temple Jr. was a member of the Audit Committee until his retirement on September 14, 2011, at which time he was replaced by Carol R. Levy. During the fiscal year ended December 31, 2011, the Audit Committee held five meetings. Pursuant to the Audit Committee Charter, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and each such independent auditor shall report directly to the Committee.  The Audit Committee also reviews with management and the independent auditors, our annual audited financial statements, the scope and results of annual audits and the audit and non-audit fees of the independent registered public accounting firm.  Furthermore, the Audit Committee reviews the adequacy of our internal control procedures, the structure of our financial organization and the implementation of our financial and accounting policies.  Messrs Gunther, Swan, Walters and Ms. Levy are “independent” under the requirements of the NASDAQ Stock Market.

The Board of Directors has determined that Conrad J. Gunther is an “audit committee financial expert” as that term is defined in the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors, officers and ten percent shareholders.  To our knowledge, based solely on our review of (a) the copies of such reports and amendments thereto furnished to us and (b) written representations that no other reports were required, during our fiscal year ended December 31, 2011, all of the filings for our officers, directors and ten percent shareholders were made on a timely basis, except for the following: one report filed on Form 4 on February 1, 2011 by each of Messrs. Alan H. Temple Jr., Bruce. T. Swan, Martin J. Teitelbaum, Conrad J. Gunther and Kelly S. Walters, to report a grant of stock options and restricted stock; and one report filed by Ms. Carol Levy on Form 3 on October 21, 2011 to report her initial beneficial ownership of securities.

Item 11.                              Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation of our chief executive officer and chief financial officer, our “named executive officers,” for the years ended December 31, 2011 and 2010.  The Company has no executive officers other than the “named executive officers.”

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation	Total ($)
Leonard A. Rosenbaum President and Chief Executive Officer	2011 2010	235,434 202,742	50,000 -	- -	- -	285,434 202,742
Glen R. Charles Secretary and Chief Financial Officer	2011 2010	145,601 135,000	35,810 -	- -	75,480(2) 75,790(3)	256,891 210,790
Karlheinz Strobl	2011	165,230	35,810	30,500(4)	-	231,540
Vice President of Business Development	2010	156,000	-	30,500(4)	-	186,500

Martin J. Teitelbaum
General Counsel and Assistant Secretary	2011	133,269			167,040(2)	300,309

(1)	Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the compensation costs recognized by CVD in fiscal 2011 and 2010 for option awards as determined pursuant to ASC 718. These compensation costs reflect option awards granted prior to fiscal 2011 and 2010. The assumptions used to calculate the value of option awards are set forth under Note 12 of the Notes to Consolidated Financial Statements. “This column represents the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation). Pursuant to SEC rule changes effective February 28, 2010, we are required to reflect the total grant date fair values of the option grants in the year of grant, rather than the portion of this amount that was recognized for financial statement reporting purposes in a given fiscal year which was required under the prior SEC rules, resulting in a change to the amounts reported in prior Annual Reports.

(2)	The amount shown is a result of the exercise of options to purchase the Company’s common stock.

(3)
The amount shown is attributable as to $32,400 as a result of the exercise by Mr. Charles of options to purchase 7,500 shares of the Company’s common stock in 2010. The balance is attributable to accrued vacation time paid in 2010.

(4)
The amount shown is attributable to non-qualified stock options to purchase 100,000 shares of the Company’s common stock granted to Mr. Strobl on October 10, 2007 that became exercisable as to 37.5% and 50% of the underlying shares on October 10, 2010 and October 10, 2011 respectively. These options were issued at a grant price equal to the then current market price of $4.62. These options expire on October 10, 2017.

Effective February 18, 2011 (the “Effective Date”). We entered into an Employment Agreement with Martin J. Teitelbaum to employ Teitelbaum as our General Counsel (the “Employment Agreement”).

The Employment Agreement provides for a term of five (5) years, unless earlier terminated pursuant to the employment Agreement. Mr. Teitelbaum shall receive an initial annual base salary of $225,000 in the first year of employment, which shall be increased on the anniversary date of each year of the Effective Date by five (5%) percent over the prior year. As additional compensation, on the Effective Date, we issued Mr. Teitelbaum 20,000 shares of our restricted common stock pursuant to our 2007 Share Incentive Plan, which shall vest annually on each anniversary of the Effective Date, provided that Mr. Teitelbaum remains employed by us on such date, at the rate of 4,000 shares per year. In addition, Mr. Teitelbaum is entitled to receive the same benefits afforded other management level employees of the Company and may, from time to time, be awarded stock options and bonuses as the Board of Directors shall in its sole discretion determine.

In the event that we do not maintain an office in Nassau or Suffolk Counties for Teitelbaum to work out of, Teitelbaum shall have the option of (a) relocating to the new location or (b) receiving a lump-sum payment equal to eighty percent (80%) of his current salary for the balance of the Term, together with any accrued vacation time. In the event of a termination pursuant to the preceding sentence, all options and restricted stock held by or issued in the name of Mr. Teitelbaum shall immediately become fully vested and unrestricted. We shall have the right to terminate the Employment Agreement upon not less than ninety (90) days prior written notice to Mr. Teitelbaum, provided that upon such early termination, we shall pay Mr. Teitelbaum, in a lump sum, an amount equal to 80% of his current Base Salary for the remainder of the Term, together with any accrued vacation time, and all options and restricted stock held by or issued in the name of Teitelbaum shall immediately become fully vested and unrestricted.

Outstanding Equity Awards at December 31, 2011

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2011

OPTION AWARDS
					STOCK AWARDS
Name	Number of Securities Underlying Options Exercisable (#)	Number of Securities Options Unexercisable (#)	Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not Vested (#)	Market Value of shares or units of stock that have not Vested ($)	Equity Incentive Plan Awards: Number of unearned shares or units that have not vested (#)	Equity Incentive Plan Awards: Market or payout value of unearned shares or units that have not vested ($)

Leonard A.	21,000	-	4.10	9/13/2012
Rosenbaum	24,000	-	3.65	12/12/2017

Glen R. Charles	-	-	-	-			3,000 (2)	36,090
Karlheinz Strobl	50,000	50,000 (1)	4.62	10/10/2017			3,000 (2)	36,090
Martin J. Teitelbaum	9,000	-	4.10	9/13/2012	20,000	240,600
	24,000	-	3.65	12/12/2017
	5,310	-	4.25	1/15/2020
	1,400	-	7.90	1/15/2021

(1) Options vest as to 12,500 shares on October 12 each year consecutively through 2015.
(2) Restricted stock units vest as to 1,000 shares on each of April 1 of 2012, 2013 and 2014.

2011  Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2011.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Restricted Stock Awards (1)	Total
Alan H. Temple Jr. (2)	$10,500	$12,000	$14,220	$36,720
Martin J. Teitelbaum (2)	4,667	12,000	7,110	23,777
Conrad J. Gunther	17,000	12,000	14,220	43,220
Bruce T. Swan	14,000	12,000	14,220	40,220
Kelly S. Walters Carol R. Levy (2)	14,000 3,500	12,000 1,212	14,220 5,180	40220 9,892

(1)     Amounts shown do not necessarily reflect compensation actually received by the named director. Instead, the amounts shown are the compensation costs recognized by CVD in fiscal 2011 for awards as determined pursuant to ASC 718. These compensation costs reflect  awards granted in fiscal 2011.  The assumptions used to calculate the value of option awards are set forth under Note 12 of the Notes to Consolidated Financial Statements.

(2)     Alan H. Temple Jr. served as a member of the board of directors until September 14, 2011, at which time he retired. Martin J. Teitelbaum served as an outside member of the board of directors until May 16, 2011 at which time he accepted a position as in-house General Counsel. Carol R. Levy was elected to the board of directors on September 14, 2011.

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

Item 12.                              Security Ownership of Certain Beneficial Owners and Management and Related Stock Holder Matters.

The following table sets forth, as of March 4, 2012, information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent (5%) of our common stock, (b) each of our directors, (c) each of the named executive officers, and (d) all directors and executive officers and executive employees as a group.  For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of March 4, 2011.

Name and Address of Beneficial Owner(1)	Amounts and Nature of Beneficial Ownership (2)	Percent of Class (%)

Leonard A. Rosenbaum	1,104,650 (3)	18.5
Martin J. Teitelbaum	72,435 (4)	1.2
Conrad J. Gunther	77,588 (5)	1.3
Bruce T. Swan	9,110 (6)	*
Kelly S. Walters Carol R. Levy	3,800 (7) 1,650 (8)	* *
Glen R. Charles	14,000 (9)	*
Karlheinz Strobl	58,021 (10)	1.0

All directors and executive officers and executive employees as a group (eight (8) persons)	1,341,254	22.5

*Less than 1% of the outstanding common stock or less than 1% of the voting power

(1)	The address of Messrs. Rosenbaum, Teitelbaum, Gunther, Swan, Walters, Levy, Charles and Strobl is c/o CVD Equipment Corporation, 1860 Smithtown Avenue, Ronkonkoma, New York, 11779.

(2)	All of such shares are owned directly with sole voting and investment power, unlessotherwise noted below.

(3)	Includes options to purchase 45,000 shares of our common stock.

(4)
Includes 2,000 shares held by Mr. Teitelbaum’s wife as to which beneficial ownership thereof is disclaimed by Mr. Teitelbaum, and options to purchase 42,710 shares of our common stock.   Does not include 20,000 shares of unvested restricted common stock.

(5)	Includes options to purchase 53,110 shares of our common stock. Does not include 1,000 shares of unvested restricted common stock.

(6)	Does not include 1,000 shares of unvested restricted common stock.

(7)	Includes options to purchase 2,800 shares of our common stock. Does not include 1,000 shares of unvested restricted common stock.

(8)	Includes options to purchase 200 shares of our common stock. Does not include 1,000 shares of unvested restricted common stock..

(9)	Does not include 2,000 shares of unvested restricted common stock units.

(10)
Includes options to purchase 50,000 shares of our common stock. Does not includeoptions to purchase 50,000 shares of our common stock. Does not include 2,000 shares of unvested restricted common stock units.

See Item 5, Market for Registrant’s Common Equity and Related Stockholder Matters, under the heading “Equity Compensation Plan Information” for information regarding our securities authorized for issuance under equity compensation plans.

Item 13.                              Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

Martin J. Teitelbaum served as a director and our outside General Counsel through May 15, 2011, at which time he became an employee and now serves as in-house General Counsel.  The Company incurred outside legal fees for Mr. Teitelbaum’s professional services of approximately $35,000 and $125,000 for the two years ended December 31, 2011 and 2010 respectively. As of December 31, 2011 and 2010 unpaid legal fees of approximately $35,000 and $125,000 respectively were due Mr. Teitelbaum for services rendered. On February 18, 2011, we entered into an employment agreement (the “Employment Agreement”), with Mr. Teitelbaum pursuant to which Mr. Teitelbaum will be employed by us as our General Counsel for a term of five years. Mr. Teitelbaum shall receive an initial base salary of $225,000 in the first year of employment, which shall be increased on the anniversary date of each year of the effective date of the Employment Agreement by 5% over the prior year. As additional compensation, we issued to Mr. Teitelbaum 20,000 shares of our restricted common stock pursuant to our 2007 Share Incentive Plan, which shall vest annually on each anniversary of the effective date of the Employment Agreement, provided that Mr. Teitelbaum remains employed by us on such date, at the rate of 4,000 shares per year.

Charles Temple, son of Alan H. Temple Jr., a former director who retired in September 2011, is a non-officer employee of the Company. We paid Charles Temple approximately $134,100 and $106,200 in salary during the fiscal years ending December 31, 2011 and 2010, respectively.

We maintain bank accounts and deposits cash in Community National Bank. Conrad Gunther, a director of the Company, is an Executive Vice President and Senior Loan Officer at Community National Bank. We do not pay any fees to Mr. Gunther or Community National Bank in connection with this investment vehicle.

Director Independence

The current members of our Board of Directors are Leonard A. Rosenbaum, Martin J. Teitelbaum, Conrad J. Gunther, Bruce T. Swan, Kelly S. Walters and Carol R. Levy. Messrs. Gunther, Swan and Walters and Ms. Levy have been determined to be “independent” as defined under Rule 4200 of the Nasdaq Stock Market.

Item 14.                              Principal Accountant Fees and Services.

The following presents fees for professional audit services rendered by MSPC, Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”), (formerly known as Moore Stephens, P.C.) for the audit of our financial statements for the years ended December 31, 2011 and December 31, 2010.

Audit Fees

The aggregate fees billed by MSPC for the annual audit of our quarterly interim reviews of financial statements including our reports on Form 10-Q and services normally provided by them in connection with statutory and regulatory filings,  for fiscal years 2011 and 2010, were $102,000 and $98,500, respectively.

Audit- Related Fees

We incurred $20,000 in audit-related fees in 2011 and $0 in 2010.

Tax Fees

Tax fees in 2011 consisted of the tax preparation of the 2010 tax returns by Holtz, Rubenstein Reminick LLP. The aggregate fees billed by Holtz, Rubenstein Reminick LLP in 2011 were $18,448. The aggregate fees billed by Holtz, Rubenstein Reminick, LLP and MSPC in 2010 were $15,350

All Other Fees

We did not incur any other fees in 2011 or 2010.

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

10.9	Lease Agreement between Town of Islip Industrial Development Agency and HPG Realty Co., LLC dated February 1, 2004.

10.10	Payment-In-Lieu-Of-Tax Agreement dated February 1, 2004 between Town of Islip Industrial Development Agency, HPG Realty Co., LLC, and Tri-Start Electronics, Inc.

10.11	Mortgage Note between CVD Equipment Corporation and North Fork Bank dated February 8, 2008 in the principal amount of $1,000,000.

10.12	Mortgage Note between CVD Equipment Corporation and North Fork Bank dated February 8, 2008 in the principal amount of $500,000.

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

10.17
Employment Agreement effective February 18, 2011 between CVD Equipment Corporation and Martin J. Teitelbaum incorporated by reference from our Report on Form 10-Q filed with the Commission on May 11, 2011.

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

* Management contract or compensatory plan or arrangement required

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

NAME	POSITION	DATE

/s/ Leonard A Rosenbaum	President, Chief Executive Officer and Director	March 27, 2012
Leonard A. Rosenbaum	(Principal Executive Officer)
/s/ Martin J. Teitelbaum	Director, General Counsel and Assistant Secretary	March 27, 2012
Martin J. Teitelbaum
/s/ Conrad J. Gunther	Director	March 27, 2012
Conrad J. Gunther
/s/ Bruce T. Swan	Director	March 27, 2012
Bruce T. Swan
/s/ Kelly S. Walters Kelly S. Walters	Director	March 27, 2012
/s/ Carol R. Levy	Director	March 27, 2012
Carol R. Levy
/s/ Glen R. Charles	Chief Financial Officer and Secretary	March 27, 2012
Glen R. Charles	(Principal Financial and Accounting Officer)

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
   CVD Equipment Corporation and Subsidiary
   Ronkonkoma, New York

We have audited the accompanying consolidated balance sheets of CVD Equipment Corporation and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CVD Equipment Corporation and Subsidiary as of December 31, 2011 and 2010, and the results of their consolidated operations and their consolidated cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of CVD Equipment Corporation and Subsidiary's internal control over financial reporting as of December 31, 2011, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

Cranford, New Jersey
March 26, 2012

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
As of December 31,

	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$18,136,527	$6,249,090
Accounts receivable, net	3,663,579	2,909,173
Costs and estimated earnings in excess of billings on uncompleted contracts	3,410,824	1,658,689
Inventories, net	2,232,073	3,479,862
Idle inventories	975,000	1,150,000
Deferred income taxes – current	189,510	232,481
Other current assets	150,803	136,269
Total Current Assets	28,758,316	15,815,564

Property, plant and equipment, net	7,948,957	7,554,317

Deferred income taxes – non-current	390,080	780,288
Restricted Cash	1,000,000	-0-
Other assets	401,658	157,661

Intangible assets, net	49,967	58,310
Total Assets	$38,548,978	$24,366,140

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$623,953	$372,387
Billings in excess of costs and estimated earnings on uncompleted contracts	1,687,210	2,323,691
Accounts payable	782,053	640,829
Accrued expenses	1,592,281	1,148,101
Accrued professional fees – related party	35,000	125,000
Deferred revenue	1,089,966	100,373
Total Current Liabilities	5,810,463	4,710,381

Long-term debt, net of current portion	2,547,842	3,396,446
Total Liabilities	8,358,305	8,106,827

Commitments and Contingencies (Note 17)	-	-

Stockholders’ Equity:
Common stock - $0.01 par value – 10,000,000 shares authorized: issued & outstanding, 5,958,785 shares at December 31, 2011 and 4,819,325 shares at December 31, 2010	59,589	48,193
Additional paid-in capital	20,470,367	10,329,526
Retained earnings	9,660,717	5,881,594
Total Stockholders’ Equity	30,190,673	16,259,313

Total Liabilities and Stockholders’ Equity	$38,548,978	$24,366,140

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
Years ended December 31,

	2011	2010

Revenue	$30,993,885	$16,257,587

Cost of revenue	19,544,888	10,377,564

Gross profit	11,448,997	5,880,023

Operating expenses
Selling and shipping	1,207,915	951,256
General and administrative	5,449,176	3,858,376
Related party – professional fees	35,000	125,000

Total operating expenses	6,692,091	4,934,632

Operating income	4,756,906	945,391

Other income (expense):
Interest income	18,136	8,215
Interest expense	(182,969)	(226,559)
Other income	195,567	14,520
Total other income (expense), net	30,734	(203,824)

Income before income tax expense	4,787,640	741,567
Income tax expense	1,008,517	209,795

Net income	$3,779,123	$531,772

Basic earnings per common share	$0.69	$0.11
Diluted earnings per common share	$0.67	$0.11

Weighted average common shares outstanding basic	5,450,565	4,798,660

Weighted average common shares outstanding diluted	5,629,907	4,856,626

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance – January 1, 2010	4,761,825	$47,618	$10,093,761	$5,349,822	$15,491,201

Exercise of stock options	41,000	410	63,440		63,850

Stock-based compensation	16,500	165	172,325		172,490

Net Income				531,772	531,772

Balance – December 31, 2010	4,819,325	$48,193	$10,329,526	$5,881,594	$16,259,313

Exercise of stock options	131,560	1,316	472,657		473,973

Stock-based compensation	39,950	400	290,198		290,598

Issuance of common stock under public offering-net	967,950	9,680	9,377,986		9,387,666

Net income				3,779,123	3,779,123

Balance – December 31, 2011	5,958,785	$59,589	$20,470,367	$9,660,717	$30,190,673

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31,

	2011	2010
Cash flows from operating activities:
Net income	$3,779,123	$531,772
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	597,040	588,987
Stock-based compensation	290,598	172,490
Deferred income taxes	433,179	76,936
Bad debt provision	6,449	(37,677)
(Increase)/decrease in operating assets
Accounts receivable	(760,855)	(741,300)
Cost in excess of billings on uncompleted contracts	(1,752,135)	1,049,395
Inventories, net	760,390	(211,724)
Other current assets	(14,534)	77,324
Increase/(decrease) in operating liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	(636,481)	2,323,691
Accounts payable	141,224	(232,797)
Accrued expenses	354,180	261,316
Deferred revenue	989,593	(51,141)
Total adjustments	408,648	3,275,500
Net cash provided by operating activities	4,187,771	3,807,272

Cash flows from investing activities:
Restricted cash	(1,000,000)	----
Capital expenditures	(204,935)	(373,731)
Deposits	(360,000)	----
Net cash (used in) investing activities	(1,564,935)	(373,731)

Cash flows from financing activities
Net proceeds from issuance of common stock (Note 12)	9,387,666	-----
Net proceeds from stock options exercised	473,973	63,850
Proceeds from long-term debt	2,100,000	-----
Payments of long-term debt	(2,697,038)	(368,032)
Net cash provided by (used in) financing activities	9,264,601	(304,182)

Net increase in cash and cash equivalents	11,887,437	3,129,359

Cash and cash equivalents at beginning of year	6,249,090	3,119,731

Cash and cash equivalents at end of year	$18,136,527	$6,249,090

Supplemental disclosure of cash flow information:
Income taxes paid	$813,336	$40,048
Interest paid	182,969	226,559

Supplemental schedule of Non-cash Investing and Financing Activities:
In 2011, the Company transferred approximately $662,000 of equipment held in inventory into Lab Equipment. See (Note 6)

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CVD Equipment Corporation and its wholly owned subsidiary. In December 1998, a subsidiary, Stainless Design Concepts, Ltd., was formed as a New York Corporation.  In April 1999, this subsidiary was merged into CVD Equipment Corporation.  The Company has one inactive subsidiary, CVD Materials Corporation, as of December 31, 2011 and 2010.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s significant estimates are  the accounting for certain items such as revenues on long-term contracts recognized on the percentage-of-completion method, depreciation and amortization, valuation allowances for deferred tax assets, impairment considerations of long-lived assets and stock-based compensation.

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
December 31, 2011 and 2010

Note 2 - Summary of Significant Accounting Policies (continued)

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

On January 1, 2007, the Company adopted the accounting standard on accounting for uncertainty in income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, the Company may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance on accounting for uncertainty in income taxes also addresses derecognition, classification, interest and penalties on income taxes, and accounting in interim periods. The Company does not believe it has any uncertain tax positions through the year ending December 31, 2011 which would have a material impact on the Company’s consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Note 2 - Summary of Significant Accounting Policies (continued)

The Company and its subsidiary file combined income tax returns in the U.S. federal and the New York State jurisdiction. In addition, the parent company files standalone tax returns in California, Michigan, Minnesota, New Hampshire and Wisconsin. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for tax periods before 2008.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if any, in its income tax provision. The Company had no interest and penalties accrued at December 31, 2011 and 2010.

Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets.” If the asset is determined to be impaired, the impairment loss is measured on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value. The Company had no recorded impairment charges in the consolidated statement of operations during each of the years ended December 31, 2011 and 2010.

Computer Software

The Company follows ASC 350-40, “Internal Use Software.” This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs totaled $12,358 and $0 for the years ended December 31, 2011 and 2010, respectively, and are included in Other Assets. All computer software is amortized using the straight-line method over its estimated useful life of three to five years. Amortization expense related to computer software totaled $128,361 and $169,442 for the years ended December 31, 2011 and 2010, respectively.

Intangible Assets

The cost of intangible assets is being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 20 years. Amortization expense recorded by the Company in 2011 and 2010 totaled $8,343 and $9,216, respectively.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Note 2 - Summary of Significant Accounting Policies (continued)

Research & Development

Research and development costs are expensed as incurred. We incurred approximately $955,000 and $712,000 of research and development expenses in 2011 and 2010, respectively. These costs are included as part of cost of revenue in the consolidated statement of operations.

Bad Debts

Accounts receivable is presented net of an allowance for doubtful accounts of $25,888 and $19,439 as of December 31, 2011 and 2010, respectively. The allowance is based on historical experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in economic and customer conditions. The Company doesn’t require collateral from its customers.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Note 2 - Summary of Significant Accounting Policies (continued)

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

Shipping and Handling

It is the Company’s policy to include freight in total sales. The amount netted against sales was $28,009 and $29,111 for the years ended December 31, 2011 and 2010, respectively. Included in selling and shipping expense is $103,330 and $96,855 for shipping and handling costs for each of the years ended 2011 and 2010, respectively.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Note 2 - Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements

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

We believe there is no additional new accounting guidance adopted, but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

Note 3 – Fair Value Measurements

Under ASC 820, Fair Value Measurements and Disclosures, provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are described as follows:

Level 1 – Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Plan has the ability to access.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Note 3 - Fair Value Measurements (continued)

Level 2 - Inputs to the valuation methodology include:

●   quoted prices for similar assets or liabilities in active markets;
●   quoted prices for identical or similar assets or liabilities in inactive markets;
●   inputs other than quoted prices that are observable for the asset or liability;
●   inputs that are derived principally from or corroborated by observable market data by correlation or other means

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table summarizes, for each major category of assets and liabilities, the respective fair value and the classification by level of input within the fair value hierarchy.

	December 31, 2011								December 31, 2010

Description	Level (1)		Level (2)		Level (3)		Total		Level (1)		Level (2)		Level (3)		Total
Assets:
Cash equivalents		$5,394,434	$	---		---		$5,394,434		$3,371,346	$	---		---		$3,371,346

Total Liabilities	$	---	$	---	$	---	$	---	$	---	$	---	$	---	$	---

Note 4 – Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	2011	2010

Costs incurred on uncompleted contracts	$11,253,624	$2,089,096
Estimated earnings	10,120,760	2,935,315
	21,374,384	5,024,411
Billings to date	(19,650,770)	(5,689,413)
	$1,723,614	$(665,002)

Included in accompanying balance sheets
Under the following captions:

Costs and estimated earnings in excess of billings on uncompleted contracts	$3,410,824	$1,658,689

Billings in excess of costs and estimated earnings on uncompleted contracts	$(1,687,210)	$(2,323,691)

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Note 5 - Inventories

Inventories consist of:
	2011	2010

Raw materials	$1,986,880	$2,010,820
Work-in-process*	507,943	1,388,516
Finished goods	37,250	180,526
Totals	2,532,073	3,579,862
Less: Reserve for Obsolescence	(300,000)	(100,000)
	$2,232,073	$3,479,862
*See supplemental cash flow information

Idle inventory of $975,000 includes $1,150,000 of equipment returned from a terminated contract less $175,000 which was disposed of during the quarter ended December 31, 2011. This inventory was valued at the lower of cost or market. (See Note 17)

Note 6 – Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:

	2011	2010
Land	$1,135,000	$1,135,000
Buildings	4,507,366	4,507,366
Building improvements	2,141,261	2,120,054
Machinery and equipment	2,000,607	1,886,564
Furniture and fixtures	343,445	341,245
Computer equipment	503,620	460,818
Transportation equipment	109,969	109,969
Lab equipment (1)	1,431,973	757,249
Totals at cost	12,173,241	11,318,265
Less: Accumulated depreciation and amortization	(4,224,284)	(3,763,948)
	$7,948,957	$7,554,317

Depreciation and amortization expense (2)	$597,040	$588,987

(1)	Includes equipment that was transferred from inventory. See supplemental cash flow information.

(2)	Includes amortization expense of $136,704 and $178,658 for the years ending December 31, 2011 and 2010, respectively. Such amortization expense relates to other capitalized and intangible assets

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Note 7 – Intangible Assets

Intangible assets as of December 31 are summarized as follows:

2011

Intangible Assets	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net of Accumulated Amortization

Licensing Agreement	5	$10,000	$10,000	$0
Patents & Copyrights	14	46,692	26,721	19,971
Intellectual Property	15	100,000	70,004	29,996
Certifications	3	58,485	58,485	0
Other	5	21,492	21,492	0

Totals		$236,669	$186,702	$49,967

2010

Intangible Assets	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net of Accumulated Amortization

Licensing Agreement	5	$10,000	$10,000	$0
Patents & Copyrights	14	46,692	25,045	21,647
Intellectual Property	15	100,000	63,337	36,663
Certifications	3	58,485	58,485	0
Other	5	21,492	21,492	0

Totals		$236,669	$178,359	$58,310

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Note 7 – Intangible Assets (continued)

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of December 31 is as follows:

Year Ended
2012	$8,352
2013	8,347
2014	6,685
2015	6,452
2016	6,385
Thereafter	13,746
Total	$49,967

Note 8 – Financing Arrangements

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

On August 5, 2011, the Company entered into a $9.1 million credit agreement with HSBC Bank, USA, N.A., (“HSBC”), to replace its $5.0 million Revolving Credit Agreement and $2.1 million of existing mortgages previously held by Capital One Bank, N.A., which was secured by substantially all of the Company’s personal property. This new agreement consists of a $7 million revolving credit facility and a $2.1 million five (5) year term loan. The revolving credit facility permits the Company to borrow on a revolving basis until August 5, 2014. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR Rate plus 1.75% or (ii) the bank’s prime rate minus 0.50%. The term loan was used to pay off the existing mortgages previously held by Capital One Bank, N.A. Interest on the unpaid principal balance accrues at a fixed rate of 3.045%. Borrowings under this term loan are additionally collateralized by $1 million, provided that, so long as no event of default has occurred and is then continuing, HSBC will release $200,000 of the collateral on each anniversary of the closing date. This restricted cash is a separate line item on the balance sheet. The credit agreement also contains certain financial covenants which the Company was in compliance with at December 31, 2011.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Note 9 – Long-term Debt

Long-term debt as of December 31 consists of the following:
	2011	2010
HSBC BANK USA, NA
$2,100,000 5 year term loan payable in monthly installments of $35,000 plus interest on the unpaid principal balance which accrues at a fixed rate of 3.045%. This term loan is secured by $1 million, provided that, so long as no event of default has occurred and is then continuing, HSBC will release $200,000 of the collateral on each anniversary of the closing date.	$1,960,000	$ ---

GENERAL ELECTRIC CAPITAL CORPORATION
$2,700,000 Mortgage payable secured by real property, building and improvements at 1860 Smithtown Avenue, Ronkonkoma, NY payable in monthly installments of $22,285 including interest at 5.67% per annum; pursuant to an installment sale agreement with the Town of Islip Industrial Development Agency; final payment due March 2017	1,211,795	1,404,530

CAPITAL ONE BANK
$805,000 mortgage payable secured by real property, building and improvements in Saugerties, New York; payable in equal monthly installments of $5,903 including interest at 6.2% per annum.	----	752,481

CAPITAL ONE BANK
$1,000,000 mortgage payable secured by real property and building at 979 Marconi Avenue, Ronkonkoma, NY, payable in monthly installments of $7,023 including interest at 5.67% per annum. Pursuant to an installment sale agreement with the Town of Islip Industrial Development Agency.	----	920,621

CAPITAL ONE BANK
$500,000 mortgage payable secured by real property and building at 979 Marconi Avenue, Ronkonkoma, NY, payable in monthly installments of $2,992 including interest at 3.67% per annum, pursuant to an installment sale agreement with the Town of Islip Industrial Development Agency.	----	451,878

CAPITAL ONE BANK
Sixty month installment note, payable in monthly installments of $1,776, including interest at 6.75% per annum; collateralized by certain equipment.	----	3,526

CAPITAL ONE BANK
Sixty month installment note, payable in monthly installments of $2,770, including interest at 7.01% per annum; collateralized by certain equipment.	----	42,354

CAPITAL ONE BANK
Sixty month installment note payable in monthly installments of $6,536 including interest at 5.68% per annum; collateralized by certain equipment	----	193,443
Totals	3,171,795	3,768,833
Less: Current maturities	623,953	372,387
Long-term debt	2,547,842	3,396,446

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Note 9 – Long-term Debt (continued)

Future maturities of long-term debt as of December 31, 2011 are as follows:

2012	$623,953
2013	635,822
2014	648,382
2015	661,673
2016	535,738
Thereafter	66,227
$3,171,795

As of December 31, 2011, we are in compliance with the terms of the covenants in both of the HSBC Bank, USA, N.A. and General Electric Capital Corporation loan agreements.

Note 10 – Earnings per Share

The calculation of basic and diluted weighted average common shares outstanding is as follows:

	2011	2010
Weighted average common shares outstanding basic earnings per share	5,450,565	4,798,660

Effect of potential common share issuance: Stock options	179,342	57,966

Weighted average common shares outstanding Diluted earnings per share	5,629,907	4,856,626

At December 31, 2011 all outstanding options were included in the diluted earnings per share calculation because the average market price was higher than the exercise price. Outstanding options to purchase 10,000 shares were not included in the diluted earnings per share calculation at December 31, 2010, because the exercise price was higher than the average market price.

Note 11 – Income Taxes

At December 31, 2011, the Company had approximately $251,000 of capital loss carryforwards, $600,000 of New York State investment tax credit carryforwards and $431,000 of federal research and development credits.

If not utilized, the capital loss carryover will expire in 2014, the investment tax credits expire from 2012 through 2027 and the research and development tax credits expire from 2027-2031. Based on the available objective evidence, including the Company’s history of taxable income and the character of that income, management believes it is more likely than not that these components of the Company’s deferred tax assets will not be fully utilized. Accordingly, the Company provided for a partial valuation allowance against its total net deferred tax assets at December 31, 2011 and 2010 of approximately $475,000 and $787,000 attributable to these components.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Note 11 – Income Taxes (continued)

The expense (benefit) for income taxes includes the following:
	2011	2010
Current:
Federal	$476,857	$114,505
State	98,481	18,354
Total Current Tax Provision	575,338	132,859
Deferred:
Federal	454,559	62,282
State	(21,380)	14,654
Total Deferred Tax Provision	433,179	76,936
Income tax expense	$1,008,517	$209,795

The tax effects of temporary differences giving rise to significant portions of the net deferred taxes are as follows:

	2011	2010
Allowance for doubtful accounts	$10,873	$8,503
Inventory capitalization	10,509	28,850
Depreciation and amortization	(622,307)	(374,663)
Investment tax credits	600,000	806,495
Research & development tax credits	431,006	595,634
Compensation costs	250,931	412,714
Vacation accrual	268,104	216,731
Capital loss carryforward	105,474	105,474
Gross deferred tax asset	1,054,590	1,799,738
Less valuation allowance	(475,000)	(786,969)
Net deferred tax asset	$579,590	$1,012,769

Net current deferred tax asset	189,510	232,481
Net long-term deferred tax asset	390,080	780,288
Net deferred tax asset	$579,590	$1,012,769

The reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	2011	2010

Expected provision at federal statutory tax rate (34%)	$1,627,798	$252,133
State taxes, net of federal benefit	50,887	21,785
Depreciation & amortization	----	83,596
Stock-based compensation expense	(297,471)	(21,708)
Domestic production activities deduction	(145,453)	(20,346)
Capital loss carryforward	(85,384)	----
Federal research & development credit	(169,172)	(93,918)
Other permanent differences	27,312	(11,747)
Income tax expense (benefit)	$1,008,517	$209,795

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 12 – Stockholders’ equity

On May 27, 2011, the Company completed a public offering of 967,950 shares of common stock at $10.50 per share. The net proceeds of $9,387,666 is being used for general corporate purposes, including working capital.

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

2001 Non-Qualified Stock Option Plan

In November 2006, the Company registered a non-qualified stock option plan that the shareholders had approved in July 2001, covering key employees, officers, directors and other persons that may be considered as service providers to the Company. Options were awarded by the Board of Directors or by a committee appointed by the Board. Under the plan, an aggregate of 300,000 shares of Company common stock, $.01 par value, were reserved for issuance or transfer upon the exercise of options which are granted. Unless otherwise provided in the option agreement, options granted under the plan would vest over a four year period commencing one year from the anniversary date of the grant. In 2011 and 2010, 14,000 and 26,550 options were granted to outside directors at exercise prices of $7.90 and $4.25 respectively, which vested as to 25% on each of January 15, April 15, July 15 and October 15 of each year. These options expire ten years after the date of grant. The stock option plan terminated on July 22, 2011.

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

2007 Share Incentive Plan

On December 12, 2007, shareholders approved the Company’s 2007 share Incentive Plan (“Incentive Plan”), in connection therewith, 750,000 shares of the Company’s common stock are reserved for issuance pursuant to options or restricted stock that may be granted under the Incentive Plan through December 12, 2017.  In 2010, 16,500 shares of the Company’s common stock were granted and issued to the Company’s five outside directors. In 2011, 40,400 shares of the Company’s common stock were granted and issued to directors and key employees. In December 2011, the company granted options to purchase 200 shares of its common stock to an outside director. These options expire ten years after the date of grant.

The purchase price of the common stock under each option plan shall be determined by the Committee, provided, however, that such purchase price shall not be less than the Fair Market Value of the Shares on the date such option is granted. The stock options generally expire seven to ten years after the date of grant. The Company recorded stock-based compensation of $290,598 and $172,490 for the years ended December 31, 2011 and 2010, respectively.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 12 – Stockholders’ equity (continued)

A summary of the stock option activity related to the 1989 and 2001 Stock Option Plans and the 2007 Share Incentive Plan for the period from January 1, 2010 through December 31, 2011 is as follows:

1989 Non-Qualified Stock Option Plan

	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable
Year ended December 31, 2010
Number of shares	231,250	-0-	41,000	10,000	180,250	177,750
Weighted average exercise price
Per share	$3.52	-0-	-0-	-0-	$4.00	$3.97
Year ended December 31, 2011
Number of shares	180,250	-0-	78,250	-0-	102,000	102,000
Weighted average exercise price
Per share	$3.97	-0-	-0-	-0-	$4.35	$4.35

2001 Non-Qualified Stock Option Plan

	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable
Year ended December 31, 2010
Number of shares	184,750	26,550	-0-	-0-	211,300	148,800
Weighted average exercise price
Per share	$3.99	$4.25	-0-	-0-	$4.02	$3.66
Year ended December 31, 2011
Number of shares	211,300	14,000	53,310	1,400	170,590	120,590
Weighted average exercise price
Per share	$4.02	$4.25	-0-	-0-	$4.41	$4.32

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 12 – Stockholders’ equity (continued)

2007 Share Incentive Plan

	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Year ended December 31, 2010
Number of shares	-0-	-0-	-0-	-0-	-0-	-0-
Weighted average exercise price
Per share
Year ended December 31, 2011
Number of shares	-0-	200	-0-	-0-	200	200
Weighted average exercise price
Per share		$11.51			$11.51	$11.51

The Company has 272,790 of outstanding stock options under the three Plans at December 31, 2011. None of these stock options were in excess of market value at December 31, 2011.

The following table summarizes information about the outstanding and exercisable options at December 31, 2011.

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
Exercise	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price Range	Outstanding	Contractual	Price	Value	Exercisable	Price	Value

$2.00-2.99	5,750	0.46	$2.26	$56,178	5,750	$2.26	$56,178
$3.00-3.99	72,000	5.95	$3.65	$603,360	72,000	$3.65	$603,360
$4.00-4.49	72,240	1.98	$4.14	$569,974	72,240	$4.14	$569,974
$4.50-4.99	100,000	5.78	$4.62	$741,000	50,000	$4.62	370,500
$5.00-5.99	10,000	2.08	$5.90	$61,300	10,000	$5.90	61,300
$6.00-7.99	12,600	9.04	$7.90	$52,038	12,600	$7.90	52,038
$8.00-11.99	200	10	$11.51	$104	200	$11.51	104

The intrinsic value of the 131,560 options exercised during the year ended December 31, 2011 was $1,522,715. The intrinsic value of the 41,000 options exercised during the year ended December 31, 2010 was $129,765.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

NOTE 12 – Stockholders’ equity (continued)

During the years ended December 31, 2011 and 2010, the Company recorded into selling and general administrative expense approximately $291,000 and $172,000 for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of ASC 718.

The fair value was estimated by using the Black-Scholes option-pricing model which took into account as of the grant date, the exercise price and the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option.

	Risk-Free		Expected	Expected
Year ended	Interest Rate	Expected Life	Volatility	Dividends

December 31, 2010	2.4%	5 Years	60.66%	None
December 31, 2011	1.95%	5 Years	63.01%	None

Note 13 – Defined Contribution Plan

On August 1, 1998, the Company adopted a 401(k) Plan for the benefit of all eligible employees. All employees as of the effective date of the 401(k) Plan became eligible. An employee who became employed after August 1, 1998, would become a participant after three months of continuous service.

Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are optional. During the years ended December 31, 2010 and 2009, the Company incurred administrative costs totaling $2,430 and $2,609 respectively. No employer contribution has been made for 2011 and 2010.

Note 14 – Significant Risks and Uncertainties

Cash and Cash Equivalents

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at December 31, 2011 and at December 31, 2010 was approximately $3,859,843 and $4,249,090 respectively.

Sales Concentrations

Revenue to a single customer in any one year can exceed 10.0% of our total sales; however, we are not dependent on any single customer. In fiscal year 2011, one customer represented 43.2% and another customer represented 8.4% of our annual revenues. In fiscal year 2010, one customer represented 6.5% and another customer represented 5.5% of our annual revenues. None of these customers were the same from year to year.

Export sales to unaffiliated customers represented approximately 12% and 37% of sales for the years ended December 31, 2011 and 2010, respectively. Export sales in both 2011 and 2010 were primarily to customers in Europe and Asia. All contracts are denominated in U.S. dollars. The Company does not enter into any foreign exchange contracts.

Note 15 – Related Party Transactions

The General Counsel for the Company is also a director. The Company incurred legal fees for his professional services of approximately $35,000 and $125,000 for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, the Company owed the General Counsel approximately $35,000 and $125,000 respectively. On February 18, 2011, we entered into an Employment Agreement to employ Mr. Teitelbaum as our General Counsel beginning May 16, 2011.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Note 15 – Related Party Transactions (continued)

Charles Temple, son of Alan H. Temple Jr., a former outside director who retired from his directorship, in September 2011, is a non-officer employee of the Company. The Company paid Charles Temple approximately $134,100 and $106,200 in salary during the fiscal years ending December 31, 2011 and 2010 respectively.

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

The following table presents certain information regarding the Company’s segments as of December 31, 2011 and for the year then ended:

	CVD	SDC	Conceptronic	Eliminations	Consolidated
Assets	$39,466,697	$3,927,306	$1,072,043	$(5,917,068)	$38,548,978

Revenue	$25,844,656	$6,097,137	$1,015,587	$(1,963,495)	$30,993,885
Interest Expense	136,454	38,435	8,080		182,969
Depreciation and amortization	519,830	71,075	6,135		597,040
Capital expenditures	158,494	46,441	-		204,935
Pretax earnings (loss)	3,926,349	1,004,663	(146,926)		4,784,086

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Note 16 – Segment Reporting (continued)

The following table presents certain information regarding the Company’s segments as of December 31, 2010 and for the year then ended:

	CVD	SDC	Conceptronic	Eliminations	Consolidated
Assets	$25,636,394	$2,753,931	$1,368,660	$(5,392,845)	$24,366,140

Revenue	$12,435,193	$3,327,312	$1,263,022	$(767,940)	$16,257,587
Interest Expense	166,956	49,127	10,477	-	226,559
Depreciation and amortization	470,717	110,474	7,796	-	588,987
Capital expenditures	366,959	6,772	-	-	373,731
Pretax earnings (loss)	941,014	(311,188)	111,741	-	741,567

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Note 17 - Commitments and Contingencies (continued)

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

At December 31, 2011, Taiwan Glass has not yet granted permission to allow the Company to use or sell all of the returned equipment ($975,000) due to the pending litigation. Management has reclassified the returned equipment as Idle Inventories, net as of December 31, 2011. The Idle Inventories has been assigned a net carrying value using the lower of cost or market.

NOTE 18 – Subsequent Events

On March 16, 2012, effective as of March 15, 2012, we closed on the purchase of our new facility at 355 South Technology Drive, Central Islip, New York 11722 (the "Central Islip Facility"). The purchase price for the Central Islip Facility was $7,200,000 exclusive of closing costs. The transaction was structured pursuant to Section 1031 of the Internal Revenue Code, as amended, as a reverse tax deferred exchange. In order to avail ourselves of certain real estate and sales tax abatements, the purchase took the form of an assignment and lease purchase agreement with fee title continuing to be vested in the Town of Islip Industrial Development Agency.

Pursuant to the terms of an Accommodation Agreement, we entered into a loan agreement (the "Loan") with HSBC Bank USA, N.A. in the amount of $6,000,000, the proceeds of which were used to finance a portion of the purchase price. The Loan is secured by a mortgage against the Central Islip Facility. The loan is payable in 120 consecutive equal monthly installments of principal of $25,000 plus interest thereon and a final balloon payment of $3,000,000. Interest accrues on the Loan, at FAE's option, at the rate of (a) 1.75% above LIBOR, or (b) a variable rate equal to 0.5% below HSBC's prime rate. The Loan matures on March 15, 2022.

On March 16, 2012, in accordance with a stipulation dated June 17, 2010, we may now resell or otherwise dispose of the goods referred to as Idle inventories.