Form 10-Q
period 2012-03-31
CVD EQUIPMENT CORP
filed 2012-05-15
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,992,495 shares of Common Stock, $0.01 par value at May 1, 2012.
______________________________________________________________________________

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$19,018,184	$18,136,527
Accounts receivable, net	1,285,525	3,663,579
Cost and estimated earnings in excess of billings on uncompleted contracts	3,569,657	3,410,824
Inventories, net	3,154,304	2,232,073
Idle inventories	-	975,000
Deferred income taxes – current	219,555	189,510
Other current assets	169,183	150,803

Total Current Assets	27,416,408	28,758,316

Property, plant and equipment, net	15,411,094	7,948,957

Deferred income taxes – non-current	275,648	390,080

Restricted cash	1,000,000	1,000,000

Other assets	92,935	401,658

Intangible assets, net	47,879	49,967

Total Assets	$44,243,964	$38,548,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$926,857	$623,953
Billings in excess of costs and estimated earnings on uncompleted contracts	940,260	1,687,210
Accounts payable and accrued expenses	3,194,313	2,374,334
Accrued professional fees – related party	-	35,000
Deferred revenue	42,926	1,089,966
Total Current Liabilities	5,104,356	5,810,463

Long-term debt, net of current portion	8,090,025	2,547,842
Total Liabilities	13,194,381	8,358,305

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock - $0.01 par value – 10,000,000 shares authorized; issued and outstanding, 5,979,270 at March 31, 2012 and 5,958,785 at December 31, 2011	59,792	59,589
Additional paid-in-capital	20,600,918	20,470,367
Retained earnings	10,388,873	9,660,717
Total Stockholders’ Equity	31,049,583	30,190,673

Total Liabilities and Stockholders’ Equity	$44,243,964	$38,548,978

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$7,154,951	$6,205,700

Cost of revenue	4,419,763	3,921,460

Gross profit	2,735,188	2,284,240

Operating expenses
Selling and shipping	381,930	286,519
General and administrative	1,279,836	1,100,767
Related party – professional fees	-	20,000
Total operating expenses	1,661,766	1,407,286

Operating income	1,073,422	876,954

Other (expense) income
Interest income	6,881	3,335
Interest expense	(32,299)	(53,732)
Other income	11,792	84,404
Total other (expense) income	(13,626)	34,007

Income before income taxes	1,059,796	910,961

Income tax expense	331,640	223,537

Net income	$728,156	$687,424

Basic income per common share	$0.12	$0.14

Diluted income per common share	$0.12	$0.14

Weighted average common shares outstanding basic	5,976,582	4,821,125

Effect of potential common share issuance:	175,039	220,650

Weighted average common shares outstanding diluted	6,151,621	5,041,775

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$728,156	$687,424
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	76,464	68,828
Depreciation and amortization	139,218	137,026
Deferred tax benefit	84,387	3,778
Bad debt provision	1,994	487
Changes in operating assets and liabilities:
Accounts receivable	2,376,060	(1,086,053)
Cost in excess of billings on uncompleted contracts	(158,833)	(1,073,397)
Inventories, net	52,769	469,681
Other current assets	(18,380)	(23,898)
Increase (decrease) in operating liabilities:
Billings in excess of costs and estimated earnings on uncompleted contracts	(746,950)	4,413,501
Accounts payable and accrued expenses	784,976	788,395
Deferred revenue	(1,047,039)	398,776
Net cash provided by operating activities	2,272,822	4,784,548

Cash flows from investing activities:
Capital expenditures	(7,602,327)	(57,733)
Deposits	311,781	-
Net cash (used in) investing activities	(7,290,546)	(57,733)

Cash flows from financing activities:
Net proceeds from stock options exercised	54,293	(44,038)
Proceeds from long-term debt	6,000,000	-
Payments of long-term debt	(154,912)	(305,314)
Net cash provided by (used in) financing activities	5,899,381	(349,352)

Net increase in cash and cash equivalents	881,657	4,377,463
Cash and cash equivalents at beginning of period	18,136,527	6,249,090

Cash and cash equivalents at end of period	$19,018,184	$10,626,553

Supplemental disclosure of cash flow information:
Income taxes paid	$111,725	$305,100
Interest paid	$32,299	$53,732

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

NOTE 1:                      BASIS OF PRESENTATION

The accompanying unaudited financial statements for CVD Equipment Corporation and Subsidiary (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

The balance sheet as of December 31, 2011 has been derived from the audited financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, including the accounting policies followed by the Company as set forth in Note 2 to the consolidated financial statements contained therein.

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
March 31, 2012
(Unaudited)

NOTE 2:                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The asset, “Cost and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed.

The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents amounts billed in excess of revenues recognized.

NOTE 3:                      CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in certificates of deposit, treasury bills and money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain stability and liquidity. From time to time these temporary cash investments may exceed the Federal Deposit Insurance Corporation limit which at March 31, 2012 and December 31, 2011 was approximately $3,869,000 and $4,249,000, respectively. The Company sells products and services to various companies across several industries in the ordinary course of business. The Company assesses the financial strength of its customers and maintains allowances for anticipated losses.

NOTE 4:                      UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:

	March 31, 2012	December 31, 2011
	(Unaudited)	(Unaudited)

Costs incurred on uncompleted contracts	$12,997,944	$11,253,624
Estimated earnings	11,400,529	10,120,760
	24,398,473	21,374,384
Billings to date	(21,769,076)	(19,650,770)
	(2,629,397)	1,723,614

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

NOTE 4:                      UNCOMPLETED CONTRACTS (continued)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Unaudited)
Included in accompanying balance sheets under the following captions:

Cost and estimated earnings in excess of billings on uncompleted contracts	$3,569,657	$3,410,824

Billings in excess of costs and estimated earnings on uncompleted contracts	$(940,260)	$(1,687,210)

NOTE 5:                      INVENTORIES

Inventories consist of:

	March 31, 2012	December 31, 2011
	(Unaudited)	(Unaudited)
Raw materials	$1,914,697	$1,986,880
Work-in-process	527,357	507,943
Finished goods	1,012,250	37,250
Totals	3,454,304	2,532,073
Less: Reserve for obsolescence	(300,000)	(300,000)
	$3,154,304	$2,232,073

During the three months ended March 31, 2011, the Company recorded certain inventory write-downs of $560,000.

The Company held $975,000 of equipment returned from a terminated contract recorded as Idle Inventories, which it had not been granted permission to use or sell as a result of pending litigation, as a separate line item on the balance sheet as of December 31, 2011. On March 16, 2012, in accordance with a stipulation dated June 17, 2010 the Company may now sell or otherwise dispose of the goods referred to as Idle inventories. As of March 31, 2012, this inventory is included in Finished goods.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

NOTE 6:                      FAIR VALUE MEASUREMENTS

We determine the fair value of financial and non-financial assets and liabilities using the fair value hierarchy, and the three levels of inputs that may be used to measure fair value are as follows:

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

The following table summarizes, for each major category of assets and liabilities, the respective fair value and the classification by level of input within the fair value hierarchy:

	March 31, 2012								December 31, 2011
Description	Level (1)		Level (2)		Level (3)		Total		Level (1)		Level (2)		Level (3)		Total
Assets:
Cash equivalents		$5,403,976	$	---	$	---		$5,403,976		$5,394,434	$	---	$	---		$5,394,434

Total Liabilities	$	---	$	---	$	---	$	---	$	---	$	---	$	---	$	---

NOTE 7:                      BAD DEBTS

Accounts receivable are presented net of an allowance for doubtful accounts of $27,882 and $25,888 as of March 31, 2012 and December 31, 2011, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

NOTE 8:                      LONG-TERM DEBT

On August 5, 2011, the Company entered into a $9.1 million credit agreement with HSBC Bank, USA, N.A. (“HSBC”), to replace its $5.0 million revolving credit agreement and $2.1 million of existing mortgages previously held by Capital One Bank, N.A., which was secured by substantially all of the Company’s personal property. This new agreement consists of a $7 million revolving credit facility and a $2.1 million five (5) year term loan. The revolving credit facility permits the Company to borrow on a revolving basis until August 5, 2014. Interest on the unpaid principal balance on this facility accrues at either (i) the London Interbank Offered Rate (“LIBOR”) plus 1.75% or (ii) the bank’s prime rate minus 0.50%. Interest on the unpaid principal balance for the term loan, used to pay off the previous mortgages, accrues at a fixed rate of 3.045%. Borrowings under this term loan are additionally collateralized by $1 million of restricted cash deposits, provided that, so long as no event of default has occurred and is then continuing, HSBC will release $200,000 of the collateral on each anniversary of the closing date. This restricted cash is a separate line item on the balance sheet. The credit agreement also contains certain financial covenants with which the Company was in compliance at March 31, 2012.

Effective as of March 15, 2012, we closed on the purchase of a 120,000 square foot facility located at 355 S. Technology Drive, Central Islip, New York (the “Property”) through the Town of Islip Industrial Development Agency. The purchase price for the Property was $7,200,000 exclusive of closing costs. Pursuant to the terms of an Accommodation Agreement, we entered into a loan agreement with HSBC Bank, USA, N.A., in the amount of $6,000,000 (the “Loan”), the proceeds of which were used to finance a portion of the purchase price on the Property. The Loan is secured by the mortgage against the Property. Interest presently accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75%. The loan matures on March 15, 2022.

NOTE 9:                      STOCK-BASED COMPENSATION EXPENSE

During the three months ended March 31, 2012 and March 31, 2011, the Company recorded as part of selling and general administrative expense, approximately $76,000 and $69,000 respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments. This expense was recorded based upon the guidance of ASC 718, “Compensation-Stock Compensation.”

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

NOTE 10:                      INCOME TAXES

The provision for income taxes includes the following:

	Three Months Ended March 31,
	2012	2011

Current:
Federal	$223,502	$194,886
State	23,751	24,873
Total Current Provision	247,253	219,759
Deferred:
Federal	$51,280	$18,297
State	33,107	(14,519)
Total deferred	84,387	3,778
Income tax expense	$331,640	$223,537

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

Stock options to purchase 268,540 shares of common stock were outstanding and 210,430 were exercisable during the three months ended March 31, 2012. Stock options to purchase 405,550 shares were outstanding and 332,550 were exercisable during the three months ended March 31, 2011. At March 31, 2012 and March 31, 2011, all outstanding options were included in the diluted earnings per share calculation because the average market price was higher than the exercise price.

The dilutive potential common shares on warrants and options is calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potential dilutive effect of the securities.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

NOTE 12:                     LEGAL PROCEEDINGS

On January 26, 2010, the Company commenced an action against Taiwan Glass Industrial Corp. (“Taiwan Glass”) in the United States District Court for the Southern District of New York. By that action, the Company seeks monetary damages ($5,816,000) against Taiwan Glass for breach of contract.

The Company believes that Taiwan Glass has no legal basis for unilaterally refusing to accept and pay for equipment specially manufactured for them and shipped to them by the Company. Taiwan Glass has interposed an answer and counterclaims denying these allegations and is seeking unspecified monetary damages. On April 12, 2012, Taiwan Glass filed a Motion seeking Partial Summary Judgment in the amount of $3,564,000 (representing the portion of the purchase price that it had previously paid to the Company). The Company is vigorously pursuing its claims against Taiwan Glass and defending against the counterclaims and Motion for Partial Summary Judgment by Taiwan Glass.

NOTE 13                      SEGMENT REPORTING

The Company operates through (2) segments, CVD and SDC. The CVD division is utilized for silicon, silicon germanium, silicon carbide and gallium arsenide processes. SDC is the Company’s ultra-high purity manufacturing division in Saugerties, New York. The Conceptronic division of the Company is no longer considered a segment and has been merged into the CVD division as a result of decreasing revenues coupled with the growth of CVD and SDC. The respective accounting policies of CVD and SDC are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based on several factors, of which the primary financial measure is income or (loss) before taxes.

2012	CVD	SDC	Eliminations *	Consolidated
Revenue	$6,216,999	$1,473,941	$(535,989)	$7,154,951
Pretax income	822,188	237,608		1,059,796

2011
Revenue	$5,711,775	$1,033,147	$(539,222)	$6,205,700
Pretax income	851,806	59,155		910,961

*All elimination entries represent intersegment revenues eliminated in consolidation for external financial reporting.

NOTE 14:                     SUBSEQUENT EVENTS

On April 26, 2012, the Company closed on the sale of the facility located at 979 Marconi Avenue, Ronkonkoma, New York 11779, which housed our application laboratory, to K.A.V. Realty Associates, LLC. The selling price was $1,659,375 exclusive of closing costs.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: competition in the Company’s existing and potential future product lines of business; the Company’s ability to obtain financing on acceptable terms if and when needed; uncertainty as to the Company’s future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the Company. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Past results are no guaranty of future performance.

Results of Operations
Three Months Ended March 31, 2012 vs. Three Months Ended March 31, 2011

Revenue

Revenue for the three month period ended March 31, 2012 was approximately $7,155,000 as compared to $6,206,000 for the three month period ended March 31, 2011, an increase of 15.3%.  During the current quarter, we continued to convert into increased revenue the higher level of orders received beginning with the second half of 2011.

Gross Profit

We generated gross profits of approximately $2,735,000, resulting in a gross profit margin of 38.2%, for the three months ended March 31, 2012 as compared to gross profits of approximately $2,284,000 and a gross profit margin of 36.8%, for the three months ended March 31, 2011. This increase is a result of having recorded certain inventory write-downs during the three months ended March 31, 2011.

Selling, General and Administrative Expenses

Selling and shipping expenses for the three months ended March 31, 2012 and 2011 were approximately $382,000 and $287,000, respectively, representing an increase of 33.1% compared to the prior period. This increase can be primarily attributed to greater commissions earned as a result of the completion and shipment of several systems during the current period and increased participation in trade shows.

We incurred approximately $1,280,000 of general and administrative expenses during the three months ended March 31, 2012, compared to approximately $1,121,000 incurred during the three months ended March 31, 2011, representing an increase of 14.2%. This increase is primarily attributable to the costs associated with increased personnel to support our higher volume of revenue.

Operating Income

As a result of the foregoing factors, operating income was approximately $1,073,000 for the three months ended March 31, 2012 compared to operating income of approximately $877,000 for the three months ended March 31, 2011. The increase in operating income in 2012 versus the same period in 2011 is directly attributable to the increased revenue with increased gross margins during the current three month period which more than offset the increase in selling and general and administrative expenses.

Interest Expense, Net

Interest income for the three months ended March 31, 2012 was approximately $7,000 compared to approximately $3,000 for the three months ended March 31, 2011. This increase is a result of an increase in available cash. Interest expense for the three months ended March 31, 2012 was approximately $32,000 compared to approximately $54,000 for the three months ended March 31, 2011. This decrease was the result of refinancing three mortgage loans in August 2011, with a term loan at reduced interest rates as well as paying off several equipment loans which were outstanding as of March 31, 2011. The primary sources of this interest expense are the buildings that we own.

Income Taxes

For the three months ended March 31, 2012, we recorded approximately $247,000 of current income tax expense and $85,000 of deferred tax expense, compared to current income tax expense of approximately $220,000 and deferred tax expense of $4,000 for the three months ended March 31, 2011. Our tax rate has increased as we continue to utilize research and development and other tax credits that we have previously earned.

Net Income

Although income before taxes for the three months ended March 31, 2012 was approximately $1,060,000 compared to $911,000 for the three months ended March 31, 2011, an increase of 16.4%, net income of approximately $728,000 for the current three month period increased only 6.0% compared to the net income of approximately $687,000 for the three month period ended March 31, 2011. This was a result of incurring a higher tax rate during the current three months for reasons discussed above.

Liquidity and Capital Resources

As of March 31, 2012, we had aggregate working capital of approximately $22,312,000 compared to $22,948,000 at December 31, 2011, a decrease of $636,000 and cash and cash equivalents of $19,018,000, compared to $18,137,000 at December 31, 2011, an increase of $881,000. Working capital decreased primarily as a result of the cash used to pay for the acquisition of our new facility in Central Islip, New York and the additional current debt associated with the mortgage obtained on this facility. The increase in cash and cash equivalents was primarily due to the timing of customer payments.

Accounts receivable, net, as of March 31, 2012 was $1,286,000 compared to $3,664,000 as of December 31, 2011. This decrease is primarily attributable to the timing of shipments and customer payments.

As of March 31, 2012, our backlog was approximately $12,506,000, a decrease of $3,692,000, or 22.8%, compared to $16,198,000 at December 31, 2011. During the three months ended March 31, 2012, we received approximately $5,503,000 in new orders. Timing for completion of the backlog varies depending on the product mix and can be as long as two years. Included in the backlog are all accepted purchase orders with the exception of those that are included in percentage-of-completion. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits; however, it does not provide an assurance of future achievement of revenues or profits as order cancellations or delays are possible.

So that we may expand our engineering, manufacturing, administration and Application Laboratory to further support the increase in our existing product sales and the development and sales of new products, on March 16, 2012, effective as of March 15, 2012, we closed on the purchase of a 120,000 square foot facility located in Central Islip, New York 11722 (the “Property”) through the Town of Islip Industrial Development Agency, (the “Islip IDA”). This building will replace our two Ronkonkoma facilities which total 63,275 square feet. The transaction was structured pursuant to Section 1031 of the Internal Revenue Code, as amended, as a reverse tax deferred exchange. In order to avail ourselves of certain real estate and sales tax abatements, the purchase took the form of an assignment and lease purchase agreement with fee title continuing to be vested in the Islip IDA. The property was purchased from SJA Industries, LLC. The purchase price for the Property was $7,200,000, exclusive of closing costs.

Pursuant to the terms of an Accommodation Agreement, we entered into a loan agreement with HSBC Bank, USA, N.A. in the amount of $6,000,000, (the “Loan”), the proceeds of which were used to finance a portion of the purchase price of the Central Islip facility. The Loan is secured by the mortgage against that facility. Interest accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75%. The Loan matures on March 15, 2022.

On April 26, 2012, we closed on the sale of our facility located at 979 Marconi Avenue, Ronkonkoma, New York 11779 which housed our Application Laboratory to K.A.V. Realty Associates, LLC. The selling price for the Premises was $1,659,375, exclusive of closing costs.

We believe we have a sufficient amount of cash, positive operating cash-flow and available credit facilities at March 31, 2012 to meet our working capital and investment requirements for the next twelve months.

We may also raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products. In addition, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. On February 14, 2011, we filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission (“SEC”) to register shares of our common stock and other securities for sale, giving us the opportunity to pursue possible future fundraising of up to $20 million (“the Registration Amount”) when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. This shelf registration was declared effective by the SEC on February 28, 2011. In May 2011, we sold securities under the shelf registration statement having an aggregate value of $10,163,475.

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

Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with our management, have determined that as of the end of the period covered by this Report on Form 10-Q, the disclosure controls and procedures were and are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosures.

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

CVD EQUIPMENT CORPORATION

PART II

OTHER INFORMATION

Item 1.                          Legal Proceedings.

On January 26, 2010, the Company commenced an action against Taiwan Glass Industrial Corp. (“Taiwan Glass”) in the United States District Court for the Southern District of New York. By that action, the Company seeks monetary damages ($5,816,000) against Taiwan Glass for breach of contract.

The Company believes that Taiwan Glass has no legal basis for unilaterally refusing to accept and pay for equipment specially manufactured for them and shipped to them by the Company. Taiwan Glass has interposed an answer and counterclaims denying these allegations and is seeking unspecified monetary damages. On April 12, 2012, Taiwan Glass filed a Motion seeking Partial Summary Judgment in the amount of $3,564,000 (representing the portion of the purchase price that it had previously paid to the Company). The Company is vigorously pursuing its claims against Taiwan Glass and defending against the counterclaims and Motion for Partial Summary Judgment by Taiwan Glass.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                          Defaults Upon Senior Securities.

None.

Item 4.                          Mine Safety Disclosures.

Not applicable.

Item 5.                          Other Information.

None.

Item 6.                    Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

10.1*	Lease Agreement, dated February 9, 2012, by and between FAE Holdings 411519R, LLC and the Company

10.2*	Assignment Agreement, dated February 9, 2012, by and between FAE Holdings 411519R, LLC and the Company

10.3*	Qualified Exchange Accommodation Agreement, dated February 9, 2012, by and between FAE Holdings 411519R, LLC and the Company

10.4*	Joint and Several Hazardous Material Guaranty and Indemnification Agreement, dated March 15, 2012, by and between FAE Holdings 411519R, LLC and the Company

10.5*	Assignment of Leases and Rents, dated March 15, 2012, by and among FAE Holdings 411519R, LLC, the Town of Islip Industrial Development Agency and HSBC Bank USA, National Association

10.6*	Amended and Restated Fee and Leasehold Mortgage, dated March 15, 2012, by and among FAE Holdings 411519R, LLC, the Town of Islip Industrial Development Agency and HSBC Bank USA, National Association

10.7*	Amended and Restated Note, dated March 15, 2012, by and among FAE Holdings 411519R, LLC, the Town of Islip Industrial Development Agency and HSBC Bank USA, National Association

10.8*	Note and Mortgage Assumption Agreement, dated March 15, 2012, by and among FAE Holdings 411519R, LLC, the Town of Islip Industrial Development Agency and HSBC Bank USA, National Association

10.9*	Guaranty of Payment, dated March 15, 2012, by the Company

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 15, 2012

31.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 15, 2012

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 15, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 15, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

________________
* Filed herewith Schedules and Exhibits omitted pursuant to Item 601(b)(2) of Regulations S-K.  The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement of prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May 2012.

CVD EQUIPMENT CORPORATION

By: /s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Glen R. Charles
Glen R. Charles
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

10.1*	Lease Agreement, dated February 9, 2012, by and between FAE Holdings 411519R, LLC and the Company

10.2*	Assignment Agreement, dated February 9, 2012, by and between FAE Holdings 411519R, LLC and the Company

10.3*	Qualified Exchange Accommodation Agreement, dated February 9, 2012, by and between FAE Holdings 411519R, LLC and the Company

10.4*	Joint and Several Hazardous Material Guaranty and Indemnification Agreement, dated March 15, 2012, by and between FAE Holdings 411519R, LLC and the Company

10.5*	Assignment of Leases and Rents, dated March 15, 2012, by and among FAE Holdings 411519R, LLC, the Town of Islip Industrial Development Agency and HSBC Bank USA, National Association

10.6*	Amended and Restated Fee and Leasehold Mortgage, dated March 15, 2012, by and among FAE Holdings 411519R, LLC, the Town of Islip Industrial Development Agency and HSBC Bank USA, National Association

10.7*	Amended and Restated Note, dated March 15, 2012, by and among FAE Holdings 411519R, LLC, the Town of Islip Industrial Development Agency and HSBC Bank USA, National Association

10.8*	Note and Mortgage Assumption Agreement, dated March 15, 2012, by and among FAE Holdings 411519R, LLC, the Town of Islip Industrial Development Agency and HSBC Bank USA, National Association

10.9*	Guaranty of Payment, dated March 15, 2012, by the Company

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 15, 2012

31.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 15, 2012

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 15, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 15, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

________________
* Filed herewith Schedules and Exhibits omitted pursuant to Item 601(b)(2) of Regulations S-K.  The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement of prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.