Form 10-Q
period 2012-06-30
CVD EQUIPMENT CORP
filed 2012-08-14
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____ to _____
Commission file number:  1-16525

CVD EQUIPMENT CORPORATION

(Exact Name of Registrant as specified in its charter)

New York	11-2621692
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1860 Smithtown Avenue
Ronkonkoma, New York	11779

(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,992,495 shares of Common Stock, $0.01 par value at August 5, 2012.

______________________________________________________________________________

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

Index

Part I - Financial Information

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$16,597,503	$18,136,527
Accounts receivable, net	2,858,793	3,663,579
Costs and estimated earnings in excess of billings on uncompleted contracts	5,329,622	3,410,824
Inventories, net	2,947,262	2,232,073
Idle inventories	-	975,000
Deferred income taxes – current	192,246	189,510
Other current assets	596,171	150,803

Total Current Assets	28,521,597	28,758,316

Property, plant and equipment, net	13,090,837	7,948,957

Deferred income taxes – non-current	324,912	390,080

Restricted cash	1,000,000	1,000,000

Other assets	261,524	401,658

Intangible assets, net	45,790	49,967

Total Assets	$43,244,660	$38,548,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$929,803	$623,953
Billings in excess of costs and estimated earnings on uncompleted contracts	319,021	1,687,210
Accounts payable and accrued expenses	2,711,847	2,374,334
Accrued professional fees – related party	-	35,000
Deferred revenue	12,412	1,089,966

Total Current Liabilities	3,973,083	5,810,463

Long-term debt, net of current portion	7,856,457	2,547,842
Total Liabilities	11,829,540	8,358,305

Commitments and Contingencies	----	----

Stockholders’ Equity
Common stock - $0.01 par value – 10,000,000 shares authorized; 5,992,495 and 5,958,785 issued and outstanding at June 30, 2012 and December 31, 2011	59,925	59,589
Additional paid-in-capital	20,645,568	20,470,367
Retained earnings	10,709,627	9,660,717
Total Stockholders’ Equity	31,415,120	30,190,673

Total Liabilities and Stockholders’ Equity	$43,244,660	$38,548,978

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$7,093,785	$7,507,717	$14,248,736	$13,713,417

Cost of revenue	4,183,854	4,635,083	8,603,617	8,556,543

Gross profit	2,909,931	2,872,634	5,645,119	5,156,874

Operating expenses
Selling and shipping	328,869	235,730	710,799	522,249
General and administrative	1,376,390	1,420,267	2,656,226	2,521,034
Related party-professional fees	-	15,000	-	35,000
Loss on sale of building (Note 8)	693,818	--	693,818	--
Total operating expenses	2,399,077	1,670,997	4,060,843	3,078,283

Operating income	510,854	1,201,637	1,584,276	2,078,591

Other income (expense)
Interest income	8,839	2,665	15,720	6,000
Interest expense	(56,313)	(48,923)	(88,612)	(102,655)
Other income	17,260	8,055	29,052	92,459
Total other (expense)	(30,214)	(38,203)	(43,840)	(4,196)

Income before income taxes	480,640	1,163,434	1,540,436	2,074,395

Income tax expense	159,886	384,994	491,526	608,531

Net income	$320,754	$778,440	$1,048,910	$1,465,864

Basic income per common share	$0.05	$0.15	$0.18	$0.29

Diluted income per common share	$0.05	$0.14	$0.17	$0.28

Weighted average common shares outstanding basic	5,992,330	5,211,190	5,984,392	5,019,562

Effect of potential common share issuance:
Stock options	169,842	256,514	169,563	244,968

Weighted average common shares outstanding diluted	6,162,172	5,467,704	6,153,955	5,264,530

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net Income	$1,048,910	$1,465,864
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation expense	117,856	144,031
Loss on sale of building	693,818
Gain on sale of other fixed assets	(3,288)	-
Depreciation and amortization	291,266	276,738
Deferred tax expense	62,432	74,076
Bad debt provision	(1,354)	711
Increases/(decreases) in operating assets and liabilities:
Accounts receivable	806,140	(907,124)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,918,798)	125,890
Inventories, net	259,811	474,707
Other current assets	(445,368)	(53,471)
Customer deposits	-	(24,478)
Increase (decrease) in operating liabilities:
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,368,189)	3,641,223
Accounts payable and accrued expenses	302,512	1,166,180
Deferred revenue	(1,077,553)	156,138
Net cash (used in) provided by operating activities	(1,231,805)	6,540,485

Cash flows from investing activities:
Capital expenditures	(7,724,948)	(100,066)
Proceeds from sale of building	1,582,323	-
Proceeds from sale of other fixed assets	21,500	-
Deposits	141,757	-
Net cash (used in) investing activities	(5,979,368)	(100,066)

Cash flows from financing activities:
Net proceeds from stock options exercised	57,683	9,391,967
Proceeds from long-term debt	6,000,000	4,520
Payments of long-term debt	(385,534)	(371,598)
Net cash provided by financing activities	5,672,149	9,024,889

Net (decrease) increase in cash and cash equivalents	(1,539,024)	15,465,308
Cash and cash equivalents at beginning of period	18,136,527	6,249,090

Cash and cash equivalents at end of period	$16,597,503	$21,714,398

Supplemental disclosure of cash flow information:
Income taxes paid	$329,725	$505,100
Interest paid	$88,612	$102,655

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

NOTE 1:          BASIS OF PRESENTATION

The accompanying unaudited financial statements for CVD Equipment Corporation and Subsidiary (collectively, “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

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
June 30, 2012
(Unaudited)

NOTE 2:          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The asset, “Cost and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed.

The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents amounts billed in excess of revenues recognized.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update No. 2012-02 “Intangibles-Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment,” which affords an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further actions. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount.

The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this Accounting Standards Update, will not have a significant impact on the Company’s financial statements and related disclosures.

We believe there is no additional new accounting guidance adopted, but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

NOTE 3:          CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain stability and liquidity. From time to time these temporary cash investments may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. At June 30, 2012 and December 31, 2011, the cash investments that exceeded the FDIC limit amounted to $3,878,000 and $4,249,000, respectively. The Company sells products and services to various companies across several industries in the ordinary course of business. The Company assesses the financial strength of its customers and maintains allowances for anticipated losses.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

NOTE 4:          UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:
	June 30, 2012	December 31, 2011

Costs incurred on uncompleted contracts	$14,299,833	$11,253,624
Estimated earnings	13,096,063	10,120,760
	27,395,896	21,374,384
Billings to date	(22,385,295)	(19,650,770)
	$5,010,601	$1,723,614
Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$5,329,622	$3,410,824

Billings in excess of costs and estimated earnings on uncompleted contracts	$(319,021)	$(1,687,210)

NOTE 5:          INVENTORIES

Inventories consist of:

	June 30, 2012	December 31, 2011

Raw materials	$1,877,191	$1,986,880
Work-in-process	357,821	507,943
Finished goods	1,012,250	37,250
Totals	3,247,262	2,532,073
Less: Reserve for obsolescence	(300,000)	(300,000)
	$2,947,262	$2,232,073

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

NOTE 5:          INVENTORIES (continued)

During the six months ended June 30, 2011, the Company recorded certain inventory write-downs of $560,000.

At December 31, 2011, the Company held $975,000 of equipment returned from a terminated contract recorded as Idle Inventories, which it had not been granted permission to use or sell as a result of pending litigation, as a separate line item on the balance sheet. The Company may now sell or otherwise dispose of the goods then referred to as Idle Inventories and as of June 30, 2012, this inventory is included in Finished goods.

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

The following table summarizes, for each major category of assets and liabilities, the respective fair value and the classification by level of input within the fair value hierarchy:

	June 30, 2012								December 31, 2011
Description	Level (1)		Level (2)		Level (3)		Total		Level (1)		Level (2)		Level (3)		Total
Assets:
Cash equivalents		$3,878,216	$	---	$	---		$3,878,216		$5,394,434	$	---	$	---		$5,394,434

Total Liabilities	$	---	$	---	$	---	$	---	$	---	$	---	$	---	$	---

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

NOTE 7:          BAD DEBTS

Accounts receivable are presented net of an allowance for doubtful accounts of $24,534 and $25,888 as of June 30, 2012 and December 31, 2011, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

NOTE 8:          REAL ESTATE TRANSACTIONS

Having determined that larger operating facilities would be required to facilitate the growth of the Company’s operations and that the most efficient means to facilitate this growth would be to locate all Long Island operations in a single facility, on March 15, 2012, we closed title on the purchase of the premises located at 355 South Technology Drive, Central Islip, New York as the first phase of this process. After obtaining our new facilities, we sold our facility located at 979 Marconi Avenue, Ronkonkoma, New York where our Application Laboratory had been located; this transaction closed on April 26, 2012 for a selling price of approximately $1,659,000 and we incurred a capital loss of approximately $694,000. On May 31, 2012, we entered into a Contract of Sale to sell our headquarters located at 1860 Smithtown Avenue, Ronkonkoma, New York, and began the final phase in completing the relocation process. The sale price for the Smithtown Avenue facility is $3,875,000 (exclusive of closing costs) and as of June 30, 2012, the book value (net of depreciation) on this facility is approximately $2,800,000. The closing on the sale of the Smithtown Avenue facility is expected to occur no later than October 15, 2012.

NOTE 9:          LONG-TERM DEBT

On April 22, 2008, the Company entered into a three year Modified and Restated Revolving Credit Agreement (the “Credit Agreement”) with Capital One, N.A. (“Capital One” as the “Bank”) as successor to North Fork Bank, pursuant to which the Bank agreed to make revolving loans to the Company of up to $5 million until May 1, 2011 which was later extended to August 1, 2011. Interest on the unpaid principal balance on this facility accrued at either (i) the LIBOR rate plus 2.00% or (ii) the Bank’s prime rate minus .25%. This agreement contained certain financial and other covenants. Borrowings were collateralized by the Company’s assets.

The amount available under the Credit Agreement was $5,000,000 as of June 30, 2011. This Credit Agreement was terminated and satisfied in full.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

NOTE 9:          LONG-TERM DEBT (continued)

On August 5, 2011, the Company entered into a $9.1 million credit agreement with HSBC Bank, USA, N.A. (“HSBC”), secured by substantially all of the Company's personal property, to replace its $5.0 million revolving credit agreement and $2.1 million of existing mortgages previously held by Capital One Bank, N.A., which was previously secured by substantially all of the Company’s personal property. This new agreement consists of a $7 million revolving credit facility and a $2.1 million five (5) year term loan.  The revolving credit facility permits the Company to borrow on a revolving basis until August 5, 2014. Interest on the unpaid principal balance on this facility accrues at either (i) the London Interbank Offered Rate  (“LIBOR”) plus 1.75% or (ii) HSBC’s prime rate minus 0.50%. Interest on the unpaid principal balance for the term loan, used to pay off the previous mortgages, accrues at a fixed rate of 3.045%. Borrowings under this term loan are additionally collateralized by $1 million of restricted cash deposits, provided that, so long as no event of default has occurred and is then continuing, HSBC will release $200,000 of the collateral on each anniversary of the closing date. This restricted cash is a separate line item on the balance sheet. The credit agreement also contains certain financial covenants with which the Company was in compliance at June 30, 2012.

Effective as of March 15, 2012, we closed on the purchase of a 120,000 square foot facility located at 355 S. Technology Drive, Central Islip, New York (the “Property”) through the Town of Islip Industrial Development Agency. The purchase price for the Property was $7,200,000 exclusive of closing costs. Pursuant to the terms of an Accommodation Agreement, we entered into a loan agreement with HSBC Bank, in the amount of $6,000,000 (the “Loan”), the proceeds of which were used to finance a portion of the purchase price on the Property. The Loan is secured by the mortgage against the Property. Interest presently accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% or HSBC’s prime rate minus 0.50%. The loan matures on March 15, 2022.

NOTE 10:        EQUITY ISSUANCES

On May 27, 2011, the Company completed a public offering of 967,950 shares of common stock at $10.50 per share. The net proceeds of $9,391,967 are being used for general corporate purposes, including working capital.

During the three and six months ended June 30, 2012 and June 30, 2011, the Company recorded as part of selling and general administrative expense, approximately $42,000 and $118,000 and $75,000 and $144,000 respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments. This expense was recorded based upon the guidance of ASC 718, “Compensation–Stock Compensation.”

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

NOTE 11:        INCOME TAXES
The provision for income taxes includes the following:

	Six Months Ended June 30,
	2012	2011

Current:
Federal	$386,909	$457,042
State	42,185	77,413
Total Current Provision	429,094	534,455
Deferred:
Federal	$47,302	$101,857
State	15,130	(27,781)
Total deferred	62,432	74,076
Income tax expense	$491,526	$608,531

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed. Adjustments for differences between our tax provisions and tax returns are recorded when identified, which is generally in the third or fourth quarter of our subsequent year.

NOTE 12:        EARNINGS PER SHARE

As per the Accounting Standards Classification section 260, basic earnings per share are computed by dividing net earnings available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period presented. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Stock options to purchase 258,930 shares of common stock were outstanding and 208,930 were exercisable during the three and six months ended June 30, 2012. Stock options to purchase 403,550 shares were outstanding and 334,550 were exercisable during the three and six months ended June 30, 2011. At June 30, 2012 and June 30, 2011, all outstanding options were included in the diluted earnings per share calculation because the average market price was higher than the exercise price.

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
June 30, 2012
(Unaudited)

NOTE 13:        LEGAL PROCEEDINGS

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

NOTE 14:        SEGMENT REPORTING

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

Three Months
Ended June 30,

2012	CVD	SDC	Eliminations *	Consolidated
Revenue	$6,505,330	$976,951	$(388,496)	$7,093,785
Pretax income	400,325	80,315		480,640
2011
Revenue	$6,482,466	$1,652,531	$(627,280)	$7,507,717
Pretax income	858,632	304,802		1,163,434

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012
(Unaudited)

NOTE 14:        SEGMENT REPORTING (continued)

Six Months
Ended June 30,

2012	CVD	SDC	Eliminations *	Consolidated
Revenue	$12,722,329	$2,450,893	$(924,486)	$14,248,736
Pretax income	1,222,513	317,923		1,540,436
2011
Revenue	$12,194,241	$2,685,678	$(1,166,502)	$13,713,417
Pretax income	1,710,438	363,957		2,074,395

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

Results of Operations
Three and Six Months Ended June 30, 2012 vs. Three and Six Months Ended June 30, 2011

Revenue

Revenue for the three months ended June 30, 2012 was approximately $7,094,000 compared to approximately $7,508,000 for the three months ended June 30, 2011, a decrease of 5.5%. This decrease is a result of some of our efforts being diverted to our relocation to our new facility in Central Islip, New York. Revenue for the six months ended June 30, 2012 was approximately $14,249,000 compared to approximately $13,713,000 for the six months ended June 30, 2011, an increase of 3.9%.

Gross Profit

During the three and six months ended June 30, 2012, we generated gross profits of approximately $2,910,000 and $5,645,000, respectively, resulting in gross profit margins of 41.0% and 39.6% as compared to the three and six months ended June 30, 2011, where we generated gross profits of approximately $2,873,000 and $5,157,000, respectively, resulting in gross profit margins of 38.3% and 37.6%. The increase in gross profit margin is primarily attributable to our continuing successful efforts in engineering and production to achieve greater efficiencies in the use of our labor costs and the utilization of volume purchase discounts on materials ordered.

Selling, General and Administrative Expenses

Selling and shipping expenses for the three and six months ended June 30, 2012 were approximately $329,000 and $711,000, respectively, or 4.6% and 5.0% of our revenue compared to $236,000 and 522,000, respectively, or 3.1% and 3.8% of our revenue for the three and six months ended June 30, 2011. The increases can be attributed to certain selling and shipping expenses such as commissions and freight which vary from period to period due to the timing of the shipments of systems as well as the hiring of additional personnel and attending more trade shows during the current three and six month periods compared to prior periods.

We incurred approximately $1,376,000 and $2,656,000 of general and administrative expenses or 19.4% and 18.6% of our revenue for the three and six months ended June 30, 2012, compared to approximately $1,435,000 and $2,556,000 or 19.1% and 18.6% of our revenue during the three and six months ended June 30, 2011.

During the three and six months ended June 30, 2012, we completed the sale of our facility located at 979 Marconi Avenue, Ronkonkoma, New York, where our application Laboratory was located. The selling price for the facility was approximately $1,659,000 and as a result, we incurred a long-term capital loss on the sale of approximately $694,000. This capital loss had an adverse effect of $.12 per share on our pre-tax earnings for the three and six months ended June 30, 2012.

On May 31, 2012, we entered into a Contract of Sale to sell our headquarters located at 1860 Smithtown Avenue, Ronkonkoma, New York, and began the final phase in completing the relocation process. The sale price for the Smithtown Avenue facility is $3,875,000 (exclusive of closing costs) and as of June 30, 2012, the book value (net of depreciation) on this facility is approximately $2,800,000. The closing on the sale of the Smithtown Avenue facility is expected to occur no later than October 15, 2012.

Operating Income

As a result of the foregoing factors, operating income was approximately $511,000 for the three months ended June 30, 2012 compared to operating income of $1,202,000 for the three months ended June 30, 2011, a decrease of 57.5%.  If the loss on the sale of the Marconi Avenue facility had been excluded from the three months ended June 30, 2012, operating income would have been $1,205,000. Operating income for the six months ended June 30, 2012 was $1,584,000 compared to operating income of approximately $2,079,000 for the six months ended June 30, 2011, a decrease of 23.8%. If the loss on the sale of the Marconi Avenue facility had been excluded from the six months ended June 30, 2012, the operating income would have been $2,278,000, an increase of 9.6%.

Interest Expense, Net

Interest income for the three and six months ended June 30, 2012 was approximately $9,000 and $16,000, respectively, compared to approximately $3,000 and $6,000 for the three and six months ended June 30, 2011. Interest expense for the three and six months ended June 30, 2012 was approximately $56,000 and $89,000 compared to approximately $49,000 and $103,000 for the three and six months ended June 30, 2011. The primary sources of this interest expense are the mortgages on the three buildings that we own.

Income Taxes

For the six months ended June 30, 2012, we recorded approximately $429,000 of current income tax expense and $62,000 of deferred tax expense. For the six months ended June 30, 2011, we recorded a current income tax expense of approximately $534,000 and $74,000 of deferred tax expense.

Net Income

For the foregoing reasons, we reported net income of approximately $321,000 and $1,049,000 for the three and six months ended June 30, 2012 compared to net income of approximately $778,000 and $1,466,000 for the three and six month periods ended June 30, 2011. Inflation has not materially impacted the operations of our Company.

Liquidity and Capital Resources

As of June 30, 2012, we had aggregate working capital of approximately $24,549,000 compared to $22,948,000 of working capital at December 31, 2011, an increase of $1,601,000 and cash and cash equivalents of $16,598,000, compared to $18,137,000 at December 31, 2011, a decrease of $1,539,000. The increase in working capital was primarily the result of the increase of approximately $1,919,000 in costs and estimated earnings in excess of billings on uncompleted contracts and the reduction of approximately $1,368,000 in billings in excess of costs and estimated earnings on uncompleted contracts that was partially offset by the reduction in cash that was used to pay for the acquisition and renovations of our new facility in Central Islip, New York. The decrease in cash and cash equivalents can be primarily attributed to the costs associated with the acquisition and renovations of the facility in Central Islip, New York.

Accounts receivable, net, as of June 30, 2012 was $2,859,000 compared to $3,664,000 as of December 31, 2011. This decrease is primarily attributable to the timing of shipments and customer payments.

As of June 30, 2012, our backlog was approximately $10,058,000, a decrease of $6,140,000, or 37.9%, compared to $16,198,000 at December 31, 2011. During the six months ended June 30, 2012, we received approximately $8,109,000 in new orders. Timing for completion of the backlog varies depending on the product mix and can be as long as two years. Included in the backlog are all accepted purchase orders with the exception of those that are included in percentage-of-completion. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits; however, it does not provide an assurance of future achievement of revenues or profits as order cancellations or delays are possible.

On August 5, 2011, the Company entered into a $9.1 million credit agreement with HSBC Bank, USA, N.A. secured by substantially all of the Company’s personal property. The agreement consists of a $7 million revolving credit loan and a $2.1 million five (5) year term loan.  The revolving credit facility permits the Company to borrow on a revolving basis until August 5, 2014. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR Rate plus 1.75% or (ii) the bank’s prime rate minus 0.50%. The term loan was used to pay off the mortgages previously held by Capital One Bank, NA. Interest on the unpaid principal balance accrues at a fixed rate of 3.045%. Borrowings under this term loan are collateralized by $1 million, provided that, so long as no event of default has occurred and is then continuing, the bank will release $200,000 of the collateral on each anniversary of the closing date. The credit agreement also contains certain financial covenants.

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

Pursuant to the terms of an Accommodation Agreement, we entered into a loan agreement with HSBC Bank, USA, N.A. in the amount of $6,000,000, (the “Loan”), the proceeds of which were used to finance a portion of the purchase price of the Central Islip facility. The Loan is secured by the mortgage against that facility. Interest accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% or HSBC’s prime rate minus 0.50%. The Loan matures on March 15, 2022.

On April 26, 2012, we closed on the sale of our facility located at 979 Marconi Avenue, Ronkonkoma, New York 11779 which housed our Application Laboratory to K.A.V. Realty Associates, LLC. The selling price for the Premises was $1,659,375, exclusive of closing costs.

On May 31, 2012, we entered into a Contract of Sale to sell our headquarters located at 1860 Smithtown Avenue, Ronkonkoma, New York, and began the final phase in completing the relocation process. The sale price for the Smithtown Avenue facility is $3,875,000 (exclusive of closing costs) and as of June 30, 2012, the book value (net of depreciation) on this facility is approximately $2,800,000. The closing on the sale of the Smithtown Avenue facility is expected to occur no later than October 15, 2012.

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

We believe we have an ample amount of cash, positive operating cash-flow and available credit facilities at June 30, 2012, to meet our working capital and investment requirements for the next twelve months.

Off-Balance Sheet Arrangements.

We have no off-balance sheet arrangements at this time.

Item 3.             Quantitative and Qualitative Disclosures About Market Risk.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.             Defaults Upon Senior Securities.

None.

Item 4.             Mine Safety Disclosures.

Not Applicable.

Item 5.             Other Information.

None.

Item 6.             Exhibits

The exhibits below are hereby furnished to the SEC as part of this report:

10.1	Contract of Sale, dated May 31, 2012, between the Company and Glomel LLC.

31.1	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 14, 2012.

31.2	Certification of Glen R. Charles, Chief Financial Officer, dated August 14, 2012.

32.1	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 14, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Glen R. Charles, Chief Financial Officer, dated August 14, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

____________
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 2012.

CVD EQUIPMENT CORPORATION

By:	/s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

By:	/s/ Glen R. Charles
Glen R. Charles
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1	Contract of Sale, dated May 31, 2012, between the Company and Glomel LLC*

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350 *

32.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350 *

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

* Filed herewith

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise not subject to liability under these sections.