Form 10-Q
period 2012-09-30
CVD EQUIPMENT CORP
filed 2012-11-21
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

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

  Non-accelerated filer    ☐      (Do not check if a smaller                                           Smaller reporting company   ☑
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,046,970 shares of Common Stock, $0.01 par value at November 15, 2012.

Explanatory Note

In connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, CVD Equipment Corporation ("CVD") is relying on Release No. 68224 issued by the Securities and Exchange Commission (the "SEC"), titled "Order Under Section 17A and Section 36 of the Securities Exchange Act and Certain Rules Thereunder," which provides that filings by registrants unable to meet filing deadlines due to Hurricane Sandy and its aftermath shall be considered timely so long as the filing is made on or before November 21, 2012, and the conditions contained therein are satisfied.  CVD's headquarters and its independent accountants are located in areas of New York and New Jersey, respectively, which were directly impacted by Hurricane Sandy.  Accordingly CVD was unable to file this Report on November 14, 2012 due to disruptions caused by Hurricane Sandy.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$16,090,188	$18,136,527
Accounts receivable, net	4,133,850	3,663,579
Costs and estimated earnings in excess of billings on uncompleted contracts	3,254,012	3,410,824
Inventories, net	2,917,681	2,232,073
Idle inventories	----	975,000
Deferred income taxes – current	140,438	189,510
Other current assets	210,916	150,803

Total Current Assets	26,747,085	28,758,316

Property, plant and equipment, net	15,344,668	7,948,957

Deferred income taxes – non-current	277,780	390,080

Restricted cash	800,000	1,000,000

Other assets	70,064	401,658

Intangible assets, net	43,702	49,967

Total Assets	$43,283,299	$38,548,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$932,791	$623,953
Billings in excess of costs and estimated earnings on uncompleted contracts	86,205	1,687,210
Accounts payable and accrued expenses	2,588,405	2,374,334
Accrued professional fees – related party	----	35,000
Deferred revenue	171,934	1,089,966

Total Current Liabilities	3,779,335	5,810,463

Long-term debt, net of current portion	7,622,125	2,547,842
Total Liabilities	11,401,460	8,358,305

Commitments and Contingencies	----	----

Stockholders’ Equity
Common stock - $0.01 par value – 10,000,000 shares authorized; 6,046,845 and 5,958,785 issued and outstanding at September 30, 2012 and December 31, 2011	60,468	59,589
Additional paid-in-capital	20,931,780	20,470,367
Retained earnings	10,889,591	9,660,717
Total Stockholders’ Equity	31,881,839	30,190,673

Total Liabilities and Stockholders’ Equity	$43,283,299	$38,548,978

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$4,696,409	$8,844,094	$18,945,145	$22,557,511

Cost of revenue	2,950,170	5,669,624	11,553,787	14,226,167

Gross profit	1,746,239	3,174,470	7,391,358	8,331,344

Operating expenses
Selling and shipping	226,131	363,197	936,930	885,446
General and administrative	1,172,278	1,423,126	3,828,504	3,944,160
Related party-professional fees	-	--	-	35,000
Loss on sale of building (Note 8)	--	--	693,818	--
Total operating expenses	1,398,409	1,786,323	5,459,252	4,864,606

Operating income	347,830	1,388,147	1,932,106	3,466,738

Other income (expense)
Interest income	8,651	4,854	24,371	10,854
Interest expense	(59,590)	(46,557)	(148,202)	(149,212)
Other income	(3,996)	87,842	25,056	180,301
Total other (expense) income	(54,935)	46,139	(98,775)	41,943

Income before income taxes	292,895	1,434,286	1,833,331	3,508,681

Income tax expense	112,931	195,736	604,457	804,267

Net income	$179,964	$1,238,550	$1,228,874	$2,704,414

Basic income per common share	$0.03	$0.21	$0.21	$0.51

Diluted income per common share	$0.03	$0.20	$0.20	$0.49

Weighted average common shares outstanding basic	6,046,845	5,839,220	5,994,020	5,295,784

Effect of potential common share issuance:
Stock options	154,280	274,228	164,961	247,893

Weighted average common shares outstanding diluted	6,201,125	6,113,448	6,158,981	5,543,677

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net Income	$1,228,874	$2,704,414
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation expense	175,746	216,506
Loss on sale of building	693,818	-
Gain on sale of other fixed assets	(3,288)	-
Depreciation and amortization	440,440	413,241
Deferred tax expense	161,372	108,370
Bad debt provision	(648)	(2,767)
(Increases)/decreases in operating assets:
Accounts receivable	(469,622)	640,243
Costs and estimated earnings in excess of billings on uncompleted contracts	156,812	(363,319)
Inventories, net	289,392	545,079
Other current assets	(60,113)	(456,930)
Increase (decrease) in operating liabilities:
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,601,005)	(439,540)
Accounts payable and accrued expenses	179,068	1,528,505
Deferred revenue	(918,031)	(10,041)
Net cash provided by operating activities	272,815	4,883,761

Cash flows from investing activities:
Restricted cash	200,000	(1,000,000)
Capital expenditures	(10,124,428)	(181,303)
Proceeds from sale of building	1,582,323	-
Proceeds from sale of other fixed assets	21,500	-
Deposits	331,781	(360,000)
Net cash (used in) investing activities	(7,988,824)	(1,541,303)

Cash flows from financing activities:
Net proceeds from issuance of common stock	----	9,390,000
Net proceeds from stock options exercised	286,548	79,710
Proceeds from long-term debt	6,000,000	2,100,000
Payments of long-term debt	(616,878)	(2,542,828)
Net cash provided by financing activities	5,669,670	9,026,882

Net (decrease) increase in cash and cash equivalents	(2,046,339)	12,369,340
Cash and cash equivalents at beginning of period	18,136,527	6,249,090

Cash and cash equivalents at end of period	$16,090,188	$18,618,430

Supplemental disclosure of cash flow information:
Income taxes paid	$454,725	$505,344
Interest paid	$148,202	$149,212

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

NOTE 1:                 BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for CVD Equipment Corporation and Subsidiary (collectively, “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

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
September 30, 2012
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

NOTE 3:                 CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain stability and liquidity. From time to time these temporary cash investments may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. At September 30, 2012 and December 31, 2011, the cash investments that exceeded the FDIC limit amounted to $4,387,000 and $3,860,000, respectively. The Company sells products and services to various companies across several industries in the ordinary course of business. The Company assesses the financial strength of its customers and maintains allowances for anticipated losses.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

NOTE 4:                 UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:
	September 30, 2012	December 31, 2011

Costs incurred on uncompleted contracts	$11,579,972	$11,253,624
Estimated earnings	10,539,240	10,120,760
	22,119,212	21,374,384
Billings to date	(18,951,405)	(19,650,770)
	$3,167,807	$1,723,614
Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$3,254,012	$3,410,824

Billings in excess of costs and estimated earnings on uncompleted contracts	$(86,205)	$(1,687,210)

NOTE 5:                 INVENTORIES

Inventories consist of:

	September 30, 2012	December 31, 2011

Raw materials	$1,903,211	$1,986,880
Work-in-process	302,220	507,943
Finished goods	1,012,250	37,250
Totals	3,217,681	2,532,073
Less: Reserve for obsolescence	(300,000)	(300,000)
	$2,917,681	$2,232,073

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

NOTE 5:                 INVENTORIES (continued)

During the nine months ended September 30, 2011, the Company recorded certain inventory write-downs of $560,000.

At December 31, 2011, the Company held $975,000 of equipment returned from a terminated contract recorded as Idle Inventories, which it had not been granted permission to use or sell as a result of pending litigation, as a separate line item on the balance sheet. The Company may now sell or otherwise dispose of the goods then referred to as Idle Inventories and as of September 30, 2012, this inventory is included in Finished goods.

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

The following table summarizes, for each major category of assets and liabilities, the respective fair value and the classification by level of input within the fair value hierarchy:

	September 30, 2012								December 31, 2011
Description	Level (1)		Level (2)		Level (3)		Total		Level (1)		Level (2)		Level (3)		Total
Assets:
Cash equivalents		$4,386,861	$	---	$	---		$4,386,861		$5,394,434	$	---	$	---		$5,394,434

Total Liabilities	$	---	$	---	$	---	$	---	$	---	$	---	$	---	$	---

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

NOTE 7:                 BAD DEBTS

Accounts receivable are presented net of an allowance for doubtful accounts of $25,240 and $25,888 as of September 30, 2012 and December 31, 2011, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

NOTE 8:                 REAL ESTATE TRANSACTIONS

Having determined that larger operating facilities would be required to facilitate the growth of the Company’s operations and that the most efficient means to facilitate this growth would be to locate all Long Island operations in a single facility, on March 15, 2012, we closed title on the purchase of a 120,000 square foot facility located at 355 South Technology Drive, Central Islip, New York. After obtaining our new facility, we sold our facility located at 979 Marconi Avenue, Ronkonkoma, New York where our Application Laboratory had been located; this transaction closed on April 26, 2012 for a selling price of approximately $1,659,000. We incurred a capital loss of approximately $694,000 on this transaction. On May 31, 2012, we entered into a Contract of Sale to sell our headquarters located at 1860 Smithtown Avenue, Ronkonkoma, New York, and began the final phase in completing the relocation process. The sale price for the Smithtown Avenue facility is $3,875,000 (exclusive of closing costs) and as of September 30, 2012, the book value (net of depreciation) on this facility is approximately $2,800,000. The closing on the sale of the Smithtown Avenue facility is expected to occur on or about December 31, 2012.

NOTE 9:                 LONG-TERM DEBT

On August 5, 2011, the Company entered into a $9.1 million credit agreement with HSBC Bank, USA, N.A. (“HSBC”), secured by substantially all of the Company’s personal property, to replace its $5.0 million revolving credit agreement and $2.1 million of existing mortgages previously held by Capital One Bank, N.A., which was previously secured by substantially all of the Company’s personal property. This new agreement consists of a $7 million revolving credit facility and a $2.1 million five (5) year term loan. The revolving credit facility permits the Company to borrow on a revolving basis until August 5, 2014. Interest on the unpaid principal balance on this facility accrues at either (i) the London Interbank Offered Rate  (“LIBOR”) plus 1.75% or (ii) HSBC’s prime rate minus 0.50%. Interest on the unpaid principal balance for the term loan, used to pay off the previous mortgages, accrues at a fixed rate of 3.045%. Borrowings under this term loan were additionally collateralized by $1 million of restricted cash deposits, provided that, so long as no event of default occurred and continues, HSBC will release $200,000 of the collateral on each anniversary of the closing date. On August 5, 2012, HSBC released $200,000 of the collateral thereby reducing the restricted cash to $800,000. This restricted cash is reported on a separate line item on the balance sheet. The credit agreement also contains certain financial covenants with which the Company was in compliance at September 30, 2012.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

NOTE 9:                 LONG-TERM DEBT (continued)

Effective as of March 15, 2012, we closed on the purchase of a 120,000 square foot facility located at 355 South Technology Drive, Central Islip, New York (the “Central Islip facility”) through the Town of Islip Industrial Development Agency (Note 8). The purchase price for the Property was $7,200,000 exclusive of closing costs. Pursuant to the terms of an Accommodation Agreement, we entered into a loan agreement with HSBC Bank, in the amount of $6,000,000 (the “Loan”), the proceeds of which were used to finance a portion of the purchase price on the Central Islip facility. The Loan is secured by the mortgage against the Central Islip facility. Interest presently accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75%. This rate was 1.97375% on September 30, 2012. The loan matures on March 15, 2022.

NOTE 10:               EQUITY ISSUANCES

On May 27, 2011, the Company completed a public offering of 967,950 shares of common stock at $10.50 per share. The net proceeds of $9,391,967 are being used for general corporate purposes, including working capital.

During the three and nine months ended September 30, 2012 and September 30, 2011, the Company recorded as part of selling and general administrative expense, approximately $58,000 and $176,000 and $73,000 and $217,000 respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments. This expense was recorded based upon the guidance of ASC 718, “Compensation–Stock Compensation.”

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

NOTE 11:               INCOME TAXES

The provision for income taxes includes the following:

	Nine Months Ended September 30,
	2012	2011

Current:
Federal	$398,510	$615,876
State	44,575	80,021
Total Current Provision	443,085	695,897
Deferred:
Federal	$139,141	$151,239
State	22,231	(42,869)
Total deferred	161,372	108,370
Income tax expense	$604,457	$804,267

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

Stock options to purchase 204,580 shares of common stock were outstanding and 154,580 were exercisable during the three and nine months ended September 30, 2012. Stock options to purchase 380,050 shares were outstanding and 314,050 were exercisable during the three and nine months ended September 30, 2011. At September 30, 2012 and September 30, 2011, all outstanding options were included in the diluted earnings per share calculation because the average market price was higher than the exercise price.

The dilutive potential common shares from warrants and options are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potential dilutive effect of the securities.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

NOTE 13:               LEGAL PROCEEDINGS

On January 26, 2010, the Company commenced an action against Taiwan Glass Industrial Corp. (“Taiwan Glass”) in the United States District Court for the Southern District of New York. By that action, the Company seeks monetary damages ($5,816,000) against Taiwan Glass for breach of contract.

The Company believes that Taiwan Glass has no legal basis for unilaterally refusing to accept and pay for equipment specially manufactured for them and shipped to them by the Company. Taiwan Glass has interposed an answer and counterclaims denying these allegations and is seeking unspecified monetary damages. On April 12, 2012, Taiwan Glass filed a Motion seeking Partial Summary Judgment in the amount of $3,564,000 (representing the portion of the purchase price that it had previously paid to the Company). By Memorandum and Order dated November 7, 2012, the Court denied the Taiwan Glass Motion in its entirety. The Company is vigorously pursuing its claims against Taiwan Glass.

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

Three Months
Ended September 30,

2012	CVD	SDC	Eliminations *	Consolidated
Revenue	$4,024,555	$881,127	$(209,273)	$4,696,409
Pretax income	195,198	97,697		292,895
2011
Revenue	$7,669,449	$1,394,654	$(220,009)	$8,844,094
Pretax income	1,272,190	162,096		1,434,286

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012
(Unaudited)

NOTE 14:               SEGMENT REPORTING (continued)

Nine Months
Ended September 30,

2012	CVD	SDC	Eliminations *	Consolidated
Revenue	$16,746,884	$3,332,020	$(1,133,759)	$18,945,145
Pretax income	1,417,711	415,620		1,833,331
2011
Revenue	$19,863,690	$4,080,332	$(1,386,511)	$22,557,511
Pretax income	2,982,628	526,053		3,508,681

*All elimination entries represent intersegment revenues eliminated in consolidation for external financial reporting.

Item 2.                   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: competition in the Company’s existing and potential future product lines of business; the Company’s ability to obtain financing on acceptable terms if and when needed; uncertainty as to the Company’s future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the Company. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Past performance is no guaranty of future results.

Results of Operations

Three and Nine Months Ended September 30, 2012 vs. Three and Nine Months Ended September 30, 2011

Revenue

Revenue for the three months ended September 30, 2012 was approximately $4,696,000 compared to approximately $8,844,000 for the three months ended September 30, 2011, a decrease of 46.9%. Revenue for the nine months ended September 30, 2012 was approximately $18,945,000 compared to approximately $22,558,000 for the nine months ended September 30, 2011, a decrease of 16.0%. We attribute this decrease in revenue to management's focus on our efforts to complete the relocation to our new facility in Central Islip, New York.

Gross Profit

During the three and nine months ended September 30, 2012, we generated gross profits of approximately $1,746,000 and $7,391,000, respectively, resulting in gross profit margins of 37.2% and 39.0%, respectively. This is compared to the three and nine months ended September 30, 2011, where we generated gross profits of approximately $3,174,000 and $8,331,000, respectively, resulting in gross profit margins of 35.9% and 36.9%, respectively. The increase in gross profit margin is primarily attributable to our continuing successful efforts in engineering and production to achieve greater efficiencies in the use of our labor costs and the utilization of volume purchase discounts on materials ordered.

Selling, General and Administrative Expenses

Selling and shipping expenses for the three and nine months ended September 30, 2012 were approximately $226,000 and $937,000, respectively, or 4.8% and 4.9% of our revenue as compared to $363,000 and $885,000, respectively, or 4.1% and 3.9% of our revenue for the three and nine months ended September 30, 2011. The decrease in costs for the three months ended September 30, 2012 can be attributed to certain selling and shipping expenses such as commissions and freight which vary from period to period due to the timing of the shipments of systems. The increase in costs during the nine months ending September 30, 2012 is a result of the aforementioned factors as well as the hiring of additional personnel and attending more trade shows during the current nine month period compared to the prior nine month period.

We incurred approximately $1,172,000 and $3,829,000 of general and administrative expenses for the three and nine months ended September 30, 2012 compared to approximately $1,423,000 and $3,979,000 for the three and nine months ended September 30, 2011, a decrease of 17.6% and 3.8% respectively. This decrease is primarily a result of reduced legal fees during the current periods.

During the nine months ended September 30, 2012, we completed the sale of our facility located at 979 Marconi Avenue, Ronkonkoma, New York, where our Application Laboratory was located. The selling price for the facility was approximately $1,659,000 and as a result, we incurred a long-term capital loss on the sale of approximately $694,000. This capital loss had an adverse effect of $.12 per share on our pre-tax earnings for the nine months ended September 30, 2012.

On May 31, 2012, we entered into a Contract of Sale to sell our headquarters located at 1860 Smithtown Avenue, Ronkonkoma, New York, and began the final phase in completing the relocation process. The sale price for the Smithtown Avenue facility is $3,875,000 (exclusive of closing costs) and as of September 30, 2012, the book value (net of depreciation) on this facility is approximately $2,800,000. The closing on the sale of the Smithtown Avenue facility is expected to occur on or about December 31, 2012.

Operating Income

As a result of the foregoing factors, operating income was approximately $348,000 for the three months ended September 30, 2012 compared to operating income of $1,388,000 for the three months ended September 30, 2011, a decrease of 74.9%. Operating income for the nine months ended September 30, 2012 was $1,932,000 compared to operating income of approximately $3,467,000 for the nine months ended September 30, 2011, a decrease of 44.3%. If the loss on the sale of the Marconi Avenue facility had been excluded from the nine months ended September 30, 2012, the operating income would have been $2,626,000, resulting in a decrease of 24.3%.

Interest Expense, Net

Interest income for the three and nine months ended September 30, 2012 was approximately $9,000 and $24,000, respectively, compared to approximately $5,000 and $11,000 for the three and nine months ended September 30, 2011. Interest expense for the three and nine months ended September 30, 2012 was approximately $60,000 and $148,000 compared to approximately $47,000 and $149,000 for the three and nine months ended September 30, 2011. The primary source of this interest expense is on debt associated with the buildings owned by our Company.

Income Taxes

For the nine months ended September 30, 2012, we recorded approximately $443,000 of current income tax expense and $161,000 of deferred tax expense. For the nine months ended September 30, 2011, we recorded a current income tax expense of approximately $696,000 and $108,000 of deferred tax expense.

Net Income

For the foregoing reasons, we reported net income of approximately $180,000 and $1,229,000 for the three and nine months ended September 30, 2012 compared to net income of approximately $1,239,000 and $2,704,000 for the three and nine month periods ended September 30, 2011. Inflation has not materially impacted the operations of our Company.

Liquidity and Capital Resources

As of September 30, 2012, we had aggregate working capital of approximately $22,968,000 compared to $22,948,000 of working capital at December 31, 2011, an increase of $20,000 and cash and cash equivalents of $16,090,000, compared to $18,137,000 at December 31, 2011, a decrease of $2,047,000. Working capital remained approximately the same. The decrease in cash and cash equivalents can be primarily attributable to the costs associated with the acquisition and renovations of our new facility in Central Islip, New York.

Accounts receivable, net, as of September 30, 2012 was $4,134,000 compared to $3,664,000 as of December 31, 2011. This increase is primarily attributable to the timing of shipments and customer payments.

As of September 30, 2012, our backlog was approximately $8,692,000, a decrease of $7,506,000, or 46.3%, compared to $16,198,000 at December 31, 2011. During the nine months ended September 30, 2012, we received approximately $11,439,000 in new orders. Timing for completion of the backlog varies depending on the product mix and can be as long as two years. Included in the backlog are all accepted purchase orders with the exception of those that are included in percentage-of-completion. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits; however, it does not provide an assurance of future achievement of revenues or profits as order cancellations or delays are possible.

On August 5, 2011, the Company entered into a $9.1 million credit agreement with HSBC Bank, USA, N.A. secured by substantially all of the Company’s personal property. The agreement consists of a $7 million revolving credit loan and a $2.1 million five (5) year term loan.  The revolving credit facility permits the Company to borrow on a revolving basis until August 5, 2014. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR Rate plus 1.75% or (ii) the bank’s prime rate minus 0.50%. The term loan was used to pay off the mortgages previously held by Capital One Bank, NA. Interest on the unpaid principal balance accrues at a fixed rate of 3.045%. Borrowings under this term loan were collateralized by $1 million, provided that, so long as no event of default has occurred and is then continuing, the bank will release $200,000 of the collateral on each anniversary of the closing date. On August 5, 2012, HSBC released $200,000 of the collateral, thereby reducing the restricted cash to $800,000. The credit agreement also contains certain financial covenants. As of September 30, 2012, the Company was in compliance with the agreement.

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

On May 31, 2012, we entered into a Contract of Sale to sell our headquarters located at 1860 Smithtown Avenue, Ronkonkoma, New York, and began the final phase in completing the relocation process. The sale price for the Smithtown Avenue facility is $3,875,000 (exclusive of closing costs) and as of June 30, 2012, the book value (net of depreciation) on this facility is approximately $2,800,000. The closing on the sale of the Smithtown Avenue facility is expected to occur on or about December 31, 2012.

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

We believe we have a sufficient amount of cash, positive operating cash-flow and available credit facilities at September 30, 2012, to meet our working capital and investment requirements for the next twelve months.

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

The Company believes that Taiwan Glass has no legal basis for unilaterally refusing to accept and pay for equipment specially manufactured for them and shipped to them by the Company. Taiwan Glass has interposed an answer and counterclaims denying these allegations and is seeking unspecified monetary damages. On April 12, 2012, Taiwan Glass filed a Motion seeking Partial Summary Judgment in the amount of $3,564,000 (representing the portion of the purchase price that it had previously paid to the Company). By Memorandum and Order dated November 7, 2012, the Court denied the Taiwan Glass Motion in its entirety. The Company is vigorously pursuing its claims against Taiwan Glass.

Item 1A.                Risk Factors

Not Applicable.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                   Defaults Upon Senior Securities.

None.

Item 4.                   Mine Safety Disclosures.

Not Applicable.

Item 5.                   Other Information.

None.

Item 6.                    Exhibits

The exhibits below are hereby furnished to the SEC as part of this report:

31.1	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 21, 2012.

31.2	Certification of Glen R. Charles, Chief Financial Officer, dated November 21, 2012.

32.1	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 21, 2012, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Glen R. Charles, Chief Financial Officer, dated November 21, 2012 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of November 2012.

CVD EQUIPMENT CORPORATION

By:	/s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

By:	/s/ Glen R. Charles
Glen R. Charles
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer *

32.1	Certification of Chief Executive Officer pursuant to U.S.C. Section 1350 *

32.2	Certification of Chief Financial Officer pursuant to U.S.C. Section 1350 *

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

* Filed herewith

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise not subject to liability under these sections.