Form 10-K
period 2012-12-31
CVD EQUIPMENT CORP
filed 2013-04-01
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ____ to _____

Commission file number:  1-16525

CVD EQUIPMENT CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-2621692
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
355 South Technology Drive Central Islip, New York 11722
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes  ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months/(or for such shorter period that the registrant was required to submit and post such files.                  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                  Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.                             Large accelerated filer  ☐   Accelerated filer  ☐   Non-accelerated filer  ☐  Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.                  Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $62,306,355  at June 30, 2012

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 6,054,770 shares of Common Stock, $0.01 par value at March 15, 2013.

DOCUMENTS INCORPORATED BY REFERENCE: None.

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

Based on more than 30 years of experience, we use our engineering, manufacturing and process development to transform new applications into leading-edge manufacturing solutions.  This enables university, research and industrial scientists at the cutting edge of technology to develop next generation solar, nano, LEDs, semiconductors and other electronic components.  We also develop and manufacture research and production equipment based on our proprietary designs.  We have built a significant library of design expertise, know-how and innovative solutions to assist our customers in developing these intricate processes and to accelerate their commercialization.  This library of solutions, along with our vertically integrated manufacturing facilities, allows us to provide superior design, process and manufacturing solutions to our customers on a cost effective basis.

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

*Windows is a registered trademark of Microsoft Corporation

We conduct our operations through two divisions: (1) CVD/FirstNano, which includes our First Nano (“CVD/FirstNano”) and Conceptronic product lines (“CVD/Conceptronic”); and (2) Stainless Design Concepts (“SDC”). Each division operates on a day-to-day basis with its own operating manager while product development, sales and administration are managed at the corporate level.

Operating Divisions

CVD/First Nano and Conceptronic supplies state-of-the-art chemical vapor deposition systems for use in the research, development and manufacturing of semiconductors, LEDs, carbon nanotubes, nanowires, solar cells and a number of industrial applications.  We utilize our expertise in the design and manufacture of chemical vapor deposition systems to work with laboratory scientists to bring state-of-the-art processes from the research laboratory into production, as well as to provide production equipment and process solutions based on our designs.  CVD/First Nano also operates our Application Laboratory in a separate building where our personnel interact effectively with the scientists and engineers of our customer base. CVD/Conceptronic designs and manufactures reflow ovens and rework stations for the printed circuit board assembly and semi-conductor packaging industries.

Stainless Design Concepts (SDC) designs and manufactures ultra-high purity gas and chemical delivery control systems for state-of-the-art semiconductor fabrication processes, solar cells, LEDs, carbon nanotubes, nanowires, and a number of industrial applications.  Our SDC products are sold on a stand-alone basis, as well as together with our CVD/First Nano systems. SDC operates out of a 22,000 square foot facility fitted with Class 10 and Class 100 clean room manufacturing space located in Saugerties, New York.

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

For the twelve months ended December 31, 2012, approximately 24.4% of our revenues were generated from foreign sales compared to 12% for the twelve months ended December 31, 2011.  Revenue to a single customer in any one year can exceed 10.0% of our total sales. In fiscal years 2012 and 2011 one customer represented 16.6% and 43.2% of our annual revenues, respectively. We are not dependent on any single customer, and the loss of any key customer would have to be replaced by others, as we have previously, and our inability to do so may have a material adverse effect on our business and financial condition.

Warranties

We normally warrant our equipment for a period of twelve to eighteen months after shipment, depending on the product, and pass along any warranties from original manufacturers of components used in our products.  We provide for our own equipment servicing with in-house field service personnel.  Warranty costs, including those incurred in fiscal years 2012 and 2011, have been historically insignificant and expensed as incurred.

Competition

We are subject to intense competition.  We are aware of other competitors that offer a substantial number of products and services comparable to ours.  Many of our competitors (including customers who may elect to manufacture systems for internal use) have financial, marketing and other resources greater than ours.  To date, we believe that each of our two operating divisions has been able to compete in markets that include these competitors, primarily on the basis of technical performance, quality, delivery and price.

CVD/First Nano competes primarily with in-house design and engineering personnel at research and university laboratories with the capacity to design and build their own equipment internally. Due to budgetary and funding constraints, many of these customers are extremely price sensitive. CVD/First Nano also competes with companies that have substantially greater financial, marketing and other resources to develop new products and support customers worldwide, as well as smaller competitors.  We believe that our systems are among the most advanced available for the targeted market space. CVD/Conceptronic’s proprietary reflow ovens and rework stations are used by the printed circuit board assembly and semiconductor packaging industries. Conceptronic also offers customized products for complex applications within the printed circuit board and other industries that use conveyor-type ovens in heating and drying applications.  Our in-house design and engineering personnel develop leading edge technology for sale at competitive prices. Conceptronic competes with companies that are larger than our company and have substantially greater financial, marketing and other resources than we do.  We believe that our reflow ovens and rework stations are among the most advanced available having leveraged our experience in designing and building customized products for our customers.

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

Backlog

As of December 31, 2012, our order backlog was approximately $8,342,000 compared to approximately $16,198,000 at December 31, 2011, a decrease of $7,856,000 or 48.5% compared to $16,198,000 at December 31, 2011.  The decrease is directly attributable to the purposeful reduction in the amount of new orders accepted during this transition phase of moving to our new facility. The timing for completion of the backlog varies depending on the product mix and can be as long as two years.  Included in the backlog are all accepted purchase orders with the exception of those that are included in our percentage-of-completion.  Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however, it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

Intellectual Property

Our success is dependent in part on our proprietary technology and other proprietary rights.  We have historically protected our proprietary information and intellectual property such as design specifications, blueprints, technical processes and employee know-how through the use of non-disclosure agreements.  In addition, where we deem appropriate, we file for patent and trademark protection of our proprietary technology and intellectual property that has the potential to be incorporated into our standard products and can be sold to multiple customers.  We also maintain and/or assert rights in certain trademarks relating to certain of our products and product lines, and claim copyright protection for certain proprietary software and documentation.

While patent, copyright and trademark protections for our intellectual property are important to different degrees for our various products and solutions, we believe our future success in highly dynamic markets is most dependent upon the technical competence and creative skills of our personnel and our ability to accelerate the commercialization of next generation intellectual properties.  We attempt to protect our trade secrets and other proprietary information through non-disclosure agreements and with our customers, suppliers, employees and consultants other security measures.

Research and Development

The university research community is at the forefront of nanotechnology research, and we are focused on providing state-of-the-art systems to this market that will help bridge the gap between pioneering research and marketable products.  Our Application Laboratory, together with a number of leading universities and startup companies, with whom we partner from time to time, conducts cutting-edge research on the growth of carbon nanotubes, graphene and nanowires as well as on selected solar cell manufacturing processes and smart glass coating processes.  The results of this research could have far reaching implications concerning the use and manufacture of carbon nanotubes, graphene and nanowires, solar cell and glass coatings for many markets. Our intention is that together, with these leading universities and start-up companies, we will leverage our collective expertise in this field, which will allow us to capitalize on commercial opportunities in the future.  This relationship has thus far produced leading edge results, including what we believe are the tallest carbon nanotube arrays yet developed.

In 2012 we expanded our laboratory staff and began conducting cutting-edge research and development independently with promising preliminary results. In 2012, we incurred approximately $1,330,000 of research and development expenses of which $389,000 were independent of external customer orders compared to 2011, when we incurred $955,000 of research and development expenses, all of which were incurred on customer orders.

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

Employees

At December 31, 2012, we had 173 employees, 171 of which were full time personnel and 2 of which were part time.  We had 96 people in manufacturing, 36 in engineering (including research and development and efforts related to product improvement) 7 in field service, 10 in sales and marketing and 24 in general management and administration.

Item 1A.        Risk Factors

Not applicable.

Item 1B.        Unresolved Staff Comments

None.

Item 2.           Description of Property.

So that we may expand our engineering, manufacturing, administration and Application Laboratory to further support the increase in our existing product sales and the development and sales of new products, on March 16, 2012, effective as of March 15, 2012, we closed on the purchase of a facility located at 355 South Technology Drive, Central Islip, New York 11722 (the “Property”) through the Town of Islip Industrial Development Agency (the “Islip IDA”). This 130,000 square foot building replaced our two Ronkonkoma facilities which totaled 63,275 square feet. The transaction was structured pursuant to Section 1031 of the Internal Revenue Code, as amended, to be treated as a reverse tax deferred exchange. In order to avail ourselves of certain real estate and sales tax abatements, the purchase took the form of an assignment and lease purchase agreement with fee title continuing to be vested in the Islip IDA. The property was purchased from SJA Industries, LLC for $7,200,000 exclusive of closing costs. We have also incurred additional renovation costs in 2012 of approximately $4,052,000. We recently completed the move into this facility in March 2013.

We previously maintained our headquarters at 1860 Smithtown Avenue, Ronkonkoma, New York, where we owned a 50,000 square foot manufacturing facility which we purchased in March, 2002 for $2,161,875. In addition we incurred $1,283,077 for renovations.  We financed $2,700,000 of the total purchase price and the costs associated with the renovation.  The financing consisted of a loan secured by a mortgage held by GE Capital Public Finance Inc. subject to an installment sale agreement with the Town of Islip Industrial Development Agency.  Payments were based upon a 15 year amortization schedule.  Interest was fixed at a rate of 5.67%.  Our CVD/First Nano and Conceptronic division operated out of this facility. On May 31, 2012, we entered into a contract of Sale to sell this facility for the price of $3,875,000 (exclusive of closing costs). It is expected that this sale will close in April 2013.

Our SDC division operates out of a 22,000 square foot manufacturing facility situated on five acres of land which we purchased in December 1998 and is located at 1117 Kings Highway, Saugerties, New York.  The property was purchased from Kidco Realty Corp.  The purchase price for the property was $1,400,000.  We financed $900,000 of the purchase price.  On August 5, 2011, we entered into a $2.1 million five (5) year term loan with HSBC Bank, USA, N.A.,(“HSBC”), to pay off the existing mortgage of approximately $753,000 held by Capital One, Bank, N.A. on the Saugerties property and the two mortgages totaling approximately $1,339,000 held by Capital One Bank, N.A. on the property located at 979 Marconi Avenue, Ronkonkoma, NY 11779. Interest on the unpaid principal balance accrues at a fixed rate of 3.045%. Borrowings under this term loan are collateralized by a security agreement on substantially all of the personal property of the Company, in addition to a $1 million restriction on funds deposited at HSBC, provided that so long as no event of default has occurred and is then continuing, HSBC will release $200,000 of collateral on each anniversary of the closing date. The restricted balance was reduced to $800,000 on August 5, 2012.

Until April 26, 2012, the Application Laboratory operated out of a 13,300 square foot facility located at 979 Marconi Avenue, Ronkonkoma, NY 11779, at which time it was sold to K.A.V. Realty Associates, LLC for $1,659,375 exclusive of closing costs.

Item 3.           Legal Proceedings.

On January 26, 2010 the Company commenced an action against Taiwan Glass Industrial Corp. (“Taiwan Glass”) in the United States District Court for the Southern District of New York. By that action, the Company seeks monetary damages ($5,816,000) for breach of contract against Taiwan Glass.

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

Item 4.           Mine Safety Disclosures.

Not applicable.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Capital Market under the symbol “CVV.”  The following table sets forth, for the periods indicated, the high and low closing prices of our common stock on the NASDAQ Capital Market.

	High	Low
Year Ended December 31, 2012:
1st Quarter	$15.65	$10.43
2nd Quarter	14.51	11.72
3rd Quarter	13.14	9.68
4th Quarter	10.39	7.92

	High	Low
Year Ended December 31, 2011:
1st Quarter	$12.43	$6.90
2nd Quarter	13.71	9.90
3rd Quarter	19.18	11.82
4th Quarter	17.31	11.51

As of March 15, 2013 there were approximately 78 holders of record and approximately 2,152 beneficial owners of our common stock, and the closing sales price of our common stock as reported on the NASDAQ Capital Market was $10.98.

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

Equity Compensation Plan Information Table

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance
Plan Category

Equity compensation plans approved by security holders	167,080	$4.46	644,600

Equity compensation plans not approved by security holders	--	N/A	--

Total	167,080	$4.4600	644,600

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

Based on more than 30 years of experience, we use our engineering, manufacturing and process development to transform new applications into leading-edge manufacturing solutions. This enables university, research and industrial scientists at the cutting edge of technology to develop next generation solar, nano materials, LEDs, semiconductors and other chemical vapor deposited products. We also develop and manufacture research and production equipment based on our proprietary designs. We have built a significant library of design expertise, know-how and innovative solutions to assist our customers in developing these intricate processes and to accelerate their commercialization of chemically deposited materials. This library of solutions, along with our vertically integrated manufacturing facilities, allows us to provide superior design, process and manufacturing solutions to our customers on a cost effective basis.

Results of Operations

In 2011, having realized that our current facility was not adequate to meet our anticipated future production requirements, we raised approximately $9,388,000 from the issuance of shares of common stock. In March 2012, we purchased a 120,000 square foot facility located in Central Islip, New York 11722 (the “Property”) through the Town of Islip Industrial Development Agency, (the “Islip IDA”) and subsequently added another 10,000 square feet. This building replaced our two Ronkonkoma facilities which totaled 63,275 square feet.

Our 2012 results of operations were significantly impacted by this transaction. A substantial amount of time and effort was dedicated to purchasing, renovating and moving into the new facility that proved to be disruptive to our continuing operations.

Revenue

Revenue for the year ended December 31, 2012 was approximately $22,158,000 compared to approximately $30,994,000 for the year ended December 31, 2011, a decrease of $8,836,000 or 28.5%. Annual revenue from the CVD/First Nano and Conceptronic division decreased by approximately $7,671,000 or 28.8% to $18,996,000 which represents 85.7% of our total revenue during the year ended December 31, 2012 compared to $26,667,000 or 86.0% of our total revenue for the prior fiscal year.  This decrease is directly attributable to the reduction in the amount of new orders accepted during this transition phase as well as the disruption and inefficiencies in production from dismantling and reconstructing equipment during the year.

Revenue from outside customers for the SDC division decreased by approximately 26.9% or $1,165,000 to $3,162,000 compared to $4,327,000 in the prior fiscal year. The SDC division represented 14.3% and 14.0% of our total revenue during the years ended December 31, 2012 and December 31, 2011 respectively.

Gross Profit

Overall gross profit in the current year amounted to approximately $7,989,000 with a gross profit margin of 36.1% compared to the gross profit of $11,449,000 with a gross profit margin of 36.9% for the year ended December 31, 2011. The CVD/First Nano and Conceptronic division generated a gross profit margin including intercompany transactions of 34.1% for the year ended December 31, 2012, compared to a gross profit margin of 35.4% for the year ended December 31, 2011. Additionally, we have utilized this time to hire additional engineering and production personnel so that they may be fully trained and productive after the move.  The SDC division’s gross profit margin including intercompany transactions decreased to 33.4% for the year ended December 31, 2012 compared to 35.3% for the year ended December 31, 2011 primarily as a result of the decrease in revenue coupled with a slight increase in material costs.

Selling, General and Administrative Expenses

Selling and shipping expenses were approximately $1,237,000 for the year ended December 31, 2012 compared to $1,208,000 for the year ended December 31, 2011, resulting in an increase of 2.4% or $29,000. Although shipping expenses were lower for the year ended December 31, 2012, this was offset by management’s plan to utilize this transition period to hire and train additional sales staff in order to get maximum production efficiencies at the appropriate time following our move into our new facility.

General and administrative expenses for the year ended December 31, 2012 were approximately $6,207,000 compared to $5,484,000 during the year ended December 31, 2011, an increase of $723,000 or 13.2%. This was primarily as a result of the completion of the sale of our facility located at 979 Marconi Avenue, Ronkonkoma, New York, where our Application Laboratory was located. The selling price for the facility was approximately $1,659,000 and as a result, we incurred a long-term capital loss on the sale of approximately $694,000, which is included in selling and administrative expenses. On May 31, 2012 we entered into a Contract of Sale to sell our headquarters located at 1860 Smithtown Avenue, Ronkonkoma, New York, and began the final phase in completing the relocation process. The sale price for the Smithtown Avenue facility is $3,875,000 (exclusive of closing costs) and as of December 31, 2012 the book value (net of depreciation) on this facility is approximately $2,750,000. The closing on the sale of the Smithtown Avenue facility is expected to occur in April 2013. In 2012, as a result of expanding our laboratory staff in order to conduct our own cutting-edge research and development, we incurred an additional $389,000 which is classified as general and administrative.

Operating Income

As a result of the foregoing factors, operating income for the year ended December 31, 2012 was approximately $545,000 compared to approximately $4,757,000 for the year ended December 31, 2011, a decrease of 88.5%.

Interest Income

Interest income for the year ended December 31, 2012 was approximately $32,000 compared to approximately $18,000 for the year ended December 31, 2011. This increase is primarily attributable to the increased cash available as a result of the public offering in May 2011 and the sale of the Application Laboratory, which was partially offset by the cash used for the purchase and renovations of the new headquarters at 355 South Technology Drive, Central Islip, New York. Our primary cash investing philosophy during these turbulent economic conditions remains that of minimizing risk.

Interest Expense

We incurred approximately $205,000 of interest expense in the year ended December 31, 2012, which was approximately $22,000, or 12.0% more than the $183,000 incurred in the year ended December 31, 2011 primarily as a result of the loan agreement we entered into with HSBC Bank, USA, N.A. on March 15, 2012, for $6,000,000 to finance a portion of the purchase price for our new corporate headquarters.

Other Income

Other income for the current year was approximately $28,000, a decrease of $168,000 compared to $196,000 of other income generated during the year end December 31, 2011 when we received refunds for prior year’s overpayment of income taxes.

Income Tax Provision

For the twelve months ended December 31, 2012, we recorded an income tax benefit of approximately $35,000. This is primarily the result of applying federal, state and local income tax rates less research and development and other tax credits that we have availed ourselves of on pre-tax income of $400,000 as compared to approximately $1,109,000 of income tax expense for the twelve months ended December 31, 2011 on pre-tax income of $4,788,000.

Net Income

As a result of the foregoing factors, for the year ended December 31, 2012, our net income amounted to approximately $436,000, as compared to $3,779,000 for the same period in 2011.

Inflation

Inflation has not materially impacted our operations.

Liquidity and Capital Resources

As of December 31, 2012, we had aggregate working capital of approximately $20,100,000 compared to aggregate working capital of $22,948,000 at December 31, 2011 and had available cash and cash equivalents of approximately $13,721,000 compared to approximately $18,137,000 in cash and cash equivalents at December 31, 2011.  The decrease in working capital and cash and cash equivalents of $2,848,000 or 12.4% and $4,416,000 or 24.3%, respectively, is primarily attributable to the costs associated with the purchase and renovations of our new facility.

Accounts receivable, net of allowance for doubtful accounts, increased by approximately $851,000 or 23.2% at December 31, 2012 to $4,515,000 compared to $3,664,000 at December 31, 2011.  This increase is principally due to the timing of shipments and customer payments.

Inventories as of December 31, 2012 were approximately $2,743,000 representing an increase of approximately $511,000 or 22.9% compared to the balance of $2,232,000 as of December 31, 2011.  This increase in inventory is primarily due to the inclusion of equipment returned from a terminated contract that was previously classified as Idle inventory.

As of December 31, 2012, our backlog was approximately $8,342,000, a decrease of $7,856,000 or 48.5% compared to $16,198,000 at December 31, 2011.  The decrease is directly attributable to the purposeful reduction in the amount of new orders accepted during this transition phase of moving to the new building. The timing for completion of the backlog varies depending on the product mix and can be as long as two years.  Included in the backlog are all accepted purchase orders with the exception of those that are included in our percentage-of-completion.  Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however, it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

On August 5, 2011, we entered into a $9.1 million credit agreement with HSBC Bank, USA, N.A., (“HSBC”) to replace our $5 million revolving credit agreement and $2.1 million of existing mortgages previously held by Capital One Bank, N.A. This new agreement consists of a $7 million revolving credit facility and a $2.1 million five (5) year term loan. The revolving credit facility permits us to borrow on a revolving basis until August 5, 2014. Interest on the unpaid principal balance of the term loan accrues at a fixed rate of 3.045%. Borrowings under the term loan are collateralized by certain assets as defined under the agreement. We have not utilized this revolving credit facility. The credit agreement also contains certain financial covenants, one of which we were not in compliance with at December 31, 2012. We have secured a waiver by HSBC on that covenant.

In March 2002, we received from General Electric Capital Corporation a $2,700,000 mortgage loan, secured by the real property and building and improvements to finance and improve our facility in Ronkonkoma, New York.  The mortgage loan, which has an outstanding balance as of December 31, 2012 of $1,007,842, is payable in equal monthly installments of $22,285 including interest at 5.67% per annum; pursuant to an industrial development bond purchase agreement with the town of Islip Industrial Development Agency. As of December 31, 2012, we were not in compliance with one of the financial covenants of the agreement. We have secured a waiver from GE Capital on that covenant. The final payment is due March 2017.

In April, 2012, we completed the sale of our facility located at 979 Marconi Avenue, Ronkonkoma, New York, where our Application Laboratory was located. The selling price for the facility was approximately $1,659,000 and as a result we incurred a long-term capital loss on the sale of approximately $694,000.

On August 5, 2011, as previously stated, we entered into a $2.1 million five (5) year term loan with HSBC that was used to pay off the existing mortgages held by Capital One Bank, N.A. Interest on this term loan accrues at the fixed rate of 3.045%. Borrowings under the term loan are collateralized by certain assets as defined under the agreement. As of December 31, 2012, the balance remaining on this loan was $1,540,000.

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

Pursuant to the terms of an Accommodation Agreement, we entered a loan agreement (the “Loan”) with HSBC Bank USA, N.A. in the amount of $6,000,000, the proceeds of which were used to finance a portion of the purchase price. The Loan is secured by a mortgage against the Central Islip Facility. The loan is payable in 120 consecutive equal monthly installments of principal of $25,000 plus interest thereon and a final balloon payment of $3,000,000. Interest accrues on the Loan, at our option, at the variable rate of (a) 1.75% above LIBOR, or (b) a rate equal to 0.5% below HSBC’s prime rate. The Loan matures on March 15, 2022.

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

We may also raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products.  In addition, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. On February 14, 2011, we filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission (“SEC”) to register shares of our common stock and other securities for sale, giving us the opportunity to pursue possible future fundraising of up to $20 million (the “Registration Amount”) when needed or otherwise considered appropriate at prices and on terms to be determined at the time of any such offerings. This shelf registration was declared effective by the SEC on February 28, 2011.  On May 27, 2011 we received $9,388,000 net proceeds from the issuance of 967,950 shares of our common stock at $10.50 per share less $775,000 of underwriting and other costs in our public offering. We currently have the ability, subject to satisfaction of applicable requirements, to sell securities for the balance of the Registration Amount under the shelf registration statement.  The number of shares that we can sell and the amount of the gross proceeds that we can raise may be subject to certain limitations pursuant to applicable NASDAQ marketplace and SEC rules.  Any equity or equity-linked financing could be dilutive to existing shareholders.

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

Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment.  Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable.  When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets.”  If the asset is determined to be impaired, the impairment loss is measured on the excess of its carrying value over its fair value.  Assets to be disposed of are reported at the lower of their carrying value or net realizable value.  We had no recorded long-lived asset impairment charges in the statement of operations during each of the years ended December 31, 2012 and 2011.

Off-Balance Sheet Arrangements

None.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.           Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by this item are included in this annual report beginning on page F-1.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.        Controls and Procedures.

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2012, the disclosure controls and procedures were  effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act).  There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls.  Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.  We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2012.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  Management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on the criteria established by the COSO Internal Control Framework.

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

Legal Proceedings Involving Directors

None.

Board Leadership

The Board has no formal policy with respect to separation of the positions of Chairman and CEO or with respect to whether the Chairman should be a member of management or an independent director, and believes that these are matters that should be discussed and determined by the Board from time to time.  Currently, Leonard A. Rosenbaum serves as our Chairman, President and CEO. Given the fact that Mr. Rosenbaum, in his capacity as our President and CEO is tasked with the responsibility of implementing our corporate strategy, we believe he is best suited for leading discussions, at the Board level, regarding performance relative to our corporate strategy, and these discussions account for a significant portion of the time devoted at our Board meetings.

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

The following table sets for the names, ages and positions with the Company of each of our directors and executive officers, as of March 20, 2013.

Name	Age	Position(s) with the Company
Leonard A. Rosenbaum	67	Chairman of the Board of Directors, Chief Executive Officer, President

Martin J. Teitelbaum	62	Director, General Counsel and Assistant Secretary
Conrad J. Gunther	66	Director, Chairperson-Audit Committee
Bruce T. Swan	80	Director, Chairperson- Compensation Committee
Kelly S. Walters	42	Director, Chairperson-Finance Committee
Carol R. Levy *	65	Director, Chairperson-Nominating, Governance and Compliance Committee
Glen R. Charles	59	Chief Financial Officer, Secretary
Karlheinz Strobl	53	Vice President of Business Development

*Carol Levy resigned from the Board on February 9, 2013.

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

Martin J. Teitelbaum, Esq.

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

Kelly S. Walters

Kelly S. Walters was appointed a member of the Board of Directors in September, 2009. Mr. Walters is a Senior Vice President at Schwartz Heslin Group Inc., an investment banking and management advisory firm specializing in business and strategic advisory, mergers and acquisitions, and valuation services. Prior to joining Schwartz Heslin, Mr. Walters was managing principal of Forefronts Group, a management consulting firm focused on clean technology, and advanced materials including nanotechnology. Mr. Walters began his investment banking career at Lehman Brothers in 2000 as an associate in the firm’s chemicals and industrials group following four years at Lexmark International, Inc. where he was a senior corporate financial planning analyst. From 2003 to 2007, Kelly was a vice president in the chemicals industry group of Morgan Joseph & Co. prior to joining ThinkEquity LLC as an investment banking principal covering emerging growth companies in the clean technology and nanotechnology industries until 2009. Mr. Walters earned an MA at The Patterson School of Diplomacy and International Commerce at the University of Kentucky where he also earned BA and MBA degrees in economics and finance. Kelly is a Chartered Financial Analyst (CFA), a Certified Management Accountant (CMA) and a Certified Financial Manager (CFM). Mr. Walters is qualified to serve as an independent member of our board because of his experience in the alternative energy and nanotechnology fields.

Carol R. Levy

Carol R. Levy has been President of Stillwater Investment, Inc. since 1986. In that capacity, she has led investment groups in the purchase of moderate-size-manufacturing companies. She currently serves as chairperson of B&P Process Equipment and Systems, a Saginaw, Michigan based manufacturer of large scale mixing and separation process equipment. Prior to forming Stillwater, Mrs. Levy spent two decades in lending and finance, including posts as VP of Prucapital, a subsidiary of Prudential Insurance and VP of J. Henry Schroder Bank and Trust Co. She holds a BA from Mt. Holyoke College, an MA from the University of Michigan, and an MBA from New York University. She resides in Park City, Utah. Ms. Levy is qualified to serve as an independent member of our board because of her experience in the financial services and manufacturing industries. Ms. Levy resigned from the Board effective February 9, 2013.

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

Karlheinz Strobl

Dr. Karlheinz Strobl has been the Vice President of Business Development since October 2007. From 1997 to 2007, until he joined the Company, he was the founder and President of eele Laboratories, LLC, a technology and manufacturing solutions development company for a novel Light Engine for the video and data projection display market. Dr. Strobl holds over 14 patents and earned an MBA from Boston University, a PhD from the University of Innsbruck and an MS from both the University of Innsbruck and the University of Padova. He has also worked at the Max Plank Institute and at Los Alamos National Laboratory.

Code Of Ethics

We have adopted a Corporate Code of Conduct and Ethics that applies to our employees, senior management and Board of Directors, including the Chief Executive Officer and Chief Financial Officer.  The Corporate Code of Conduct and Ethics is available on our web site, http://www.cvdequipment.com, by clicking on “About Us” and then clicking on “Corporate Overview.”

Audit Committee

Our Board of Directors has an Audit Committee that consists of Conrad J. Gunther, Bruce T. Swan and Kelly S. Walters. Carol R. Levy was formerly a member until she resigned from the Board effective February 9, 2013. Alan H. Temple Jr. was a member of the Audit Committee until his retirement on September 14, 2011, at which time he was replaced by Carol R. Levy. During the fiscal year ended December 31, 2012, the Audit Committee held four meetings. Pursuant to the Audit Committee Charter, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and each such independent auditor shall report directly to the Committee.  The Audit Committee also reviews with management and the independent auditors, our annual audited financial statements (including the disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the scope and results of annual audits and the audit and non-audit fees of the independent registered public accounting firm.  Furthermore, the Audit Committee reviews the adequacy of our internal control procedures, the structure of our financial organization and the implementation of our financial and accounting policies.  Messrs Gunther, Swan, Walters and Ms. Levy are “independent” under the requirements of the NASDAQ Stock Market. Ms. Levy resigned effective on February 9, 2013.

The Board of Directors has determined that Conrad J. Gunther is an “audit committee financial expert” as that term is defined in the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors, officers and ten percent shareholders.  To our knowledge, based solely on our review of (a) the copies of such reports and amendments thereto furnished to us and (b) written representations that no other reports were required, during our fiscal year ended December 31, 2012, all of the filings for our officers, directors and ten percent shareholders were made on a timely basis.

Item 11.         Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation of our chief executive officer and chief financial officer, and our “named executive officers,” for the years ended December 31, 2012 and 2011.  The Company has no executive officers other than the “named executive officers.”

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)		All Other Compensation		Total ($)
Leonard A. Rosenbaum	2012	252,742	-	-		231.651	(2)	484,393
President and Chief Executive Officer	2011	235,434	50,000	-		-		285,434
Glen R. Charles	2012	150,721	23,510	-		-		174,231
Secretary and Chief Financial Officer	2011	145,601	35,810	-		75,480	(3)	256,891
Karlheinz Strobl	2012	166,644	23,510	30,500	(4)	-		220,654
Vice President of Business Development	2011	165,230	35,810	30,500	(4)	-		231,540
Martin J. Teitelbaum	2012	230,019	67,320			53,190	(3)	350,529
General Counsel and Assistant Secretary	2011	133,269				167,040	(3)	300,309

(1)
Amounts shown do not reflect compensation actually received by the named executiveofficer. Instead, the amounts shown are the compensation costs recognized by CVD in fiscal 2012 and 2011 for option awards as determined pursuant to ASC 718. These compensation costs reflect option awards granted prior to fiscal 2012 and 2011. The assumptions used to calculate the value of option awards are set forth under Note 12 of the Notes to Consolidated Financial Statements. This column represents the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation). Pursuant to SEC rule changes effective February 28, 2010, we are required to reflect the total grant date fair values of the option grants in the year of grant, rather than the portion of this amount that was recognized for financial statement reporting purposes in a given fiscal year which was required under the prior SEC rules, resulting in a change to the amounts reported in prior Annual Reports.

(2)
The amount shown is attributable as to $123,480 as a result of the exercise by Mr.Rosenbaum of 21,000 shares of the Company’s common stock in 2012. The balance is attributable to accrued vacation time paid in 2012.

(3)	The amount shown is a result of the exercise of options to purchase the Company’scommon stock.

(4)
The amount shown is attributable to non-qualified stock options to purchase 100,000 shares of the Company’s common stock granted to Mr. Strobl on October 10, 2007 that became exercisable as to 50.0% and 62.5% of the underlying shares on October 10, 2011 and October 10, 2012 respectively. These options were issued at a grant price equal to the then current market price of $4.62. These options expire on October 10, 2017.

Employment Agreements and Potential Payments Upon Termination or Change in Control

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

In the event that we do not maintain an office in Nassau or Suffolk Counties for Teitelbaum to work out of, Mr. Teitelbaum shall have the option of (a) relocating to the new location or (b) receiving a lump-sum payment equal to eighty percent (80%) of his current salary for the balance of the Term, together with any accrued vacation time. In the event of a termination pursuant to the preceding sentence, all options and restricted stock held by or issued in the name of Mr. Teitelbaum shall immediately become fully vested and unrestricted. We shall have the right to terminate the Employment Agreement upon not less than ninety (90) days prior written notice to Mr. Teitelbaum, provided that upon such early termination, we shall pay Mr. Teitelbaum, in a lump sum, an amount equal to 80% of his current Base Salary for the remainder of the Term, together with any accrued vacation time, and all options and restricted stock held by or issued in the name of Mr. Teitelbaum shall immediately become fully vested and unrestricted.

Outstanding Equity Awards at December 31, 2012

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2012.

OPTION AWARDS
						STOCK AWARDS
Name	Number of Securities Underlying Options Exercisable (#)	Number of Securities Options Unexercisable (#)		Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not Vested (#)	Market Value of shares or units of stock that have not Vested ($)	Equity Incentive Plan Awards: Number of unearned shares or units that have not vested (#)		Equity Incentive Plan Awards: Market or payout value of unearned shares or units that have not vested ($)

Leonard A	24,000	-		3.65	12/12/2017	-	-	-		-
Rosenbaum

Glen R. Charles	-	-		-	-	-	-	2,000	(2)	24,060

Karlheinz Strobl	62,500	37,500	(1)	4.62	10/10/2017	-	-	2,000	(2)	24,060

Martin J.	24,000	-		3.65	12/12/2017	16,000	192,480	-		-
Teitelbaum	5,310	-		4.25	1/15/2020	-	-	-		-
	1,400	-		7.90	1/15/2021	-	-	-		-

(1)	Options vest as to 12,500 shares on October 12 each year consecutively through 2015.
(2)	Restricted stock units vest as to 1,000 shares on each of April 1 of 2013 and 2014.

2012  Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2012.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Restricted Stock Awards (1)	Total
Conrad J. Gunther	19,000	-	24,640	43,640
Bruce T. Swan	16,000	-	24,640	40,640
Kelly S. Walters	16,000	-	24,640	40,640
Carol R. Levy (2)	16,000	-	24,640	40,640

(1)
Amounts shown do not necessarily reflect compensation actually received by the named director. Instead, the amounts shown are the compensation costs recognized by CVD in fiscal 2012 for awards as determined pursuant to ASC 718. These compensation costs reflect  awards granted in fiscal 2012.  The assumptions used to calculate the value of option awards are set forth under Note 12 of the Notes to Consolidated Financial Statements.

(2)	Carol Levy resigned from the Board on February 9, 2013.

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

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 20, 2013, information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent (5%) of our common stock, (b) each of our directors, (c) each of the named executive officers, and (d) all directors and executive officers and executive employees as a group.  For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of March 20, 2013.

Name and Address of Beneficial Owner(1)	Amounts and Nature of Beneficial Ownership (2)		Percent of Class (%)
Leonard A. Rosenbaum	1,104,650	(3)	18.3
Martin J. Teitelbaum	72,046	(4)	1.2
Conrad J. Gunther	79,788	(5)	1.3
Bruce T. Swan	11,310	(6)	*
Kelly S. Walters	4,000	(7)	*
Carol R. Levy **	3,050	(8)	*
Glen R. Charles	14,500	(9)	*
Karlheinz Strobl	73,521	(10)	1.2

All directors and executive officers and executive employees as a group (eight (8) persons)	1,362,865		22.9

*Less than 1% of the outstanding common stock or less than 1% of the voting power
** Ms. Levy resigned from the board of Directors on February 9, 2013.

(1)	The address of Messrs. Rosenbaum, Teitelbaum, Gunther, Swan, Walters, Levy, Charles and Strobl is c/o CVD Equipment Corporation, 355 South Technology Drive, Central Islip, New York 11722.

(2)	All of such shares are owned directly with sole voting and investment power, unless otherwise noted below.

(3)	Includes options to purchase 24,000 shares of our common stock.

(4)
Includes 2,000 shares held by Mr. Teitelbaum’s wife as to which beneficial ownership thereof is disclaimed by Mr. Teitelbaum, and options to purchase 30,710 shares of our common stock.   Does not include 12,000 shares of unvested restricted common stock.

(5)	Includes options to purchase 32,110 shares of our common stock. Does not include 1,200 shares of unvested restricted common stock.

(6)	Does not include 1,200 shares of unvested restricted common stock.

(7)	Includes options to purchase 2,800 shares of our common stock. Does not include 1,200 shares of unvested restricted common stock.

(8)	Does not include 1,000 shares of unvested restricted common stock.

(9)
Includes options to purchase 62,500 shares of our common stock. Does not include options to purchase 37,500 shares of our common stock. Does not include 1,000 shares of unvested restricted common stock.

See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities under the heading “Equity Compensation Plan Information” for information regarding our securities authorized for issuance under equity compensation plans.

Item 13.         Certain Relationships and Related Transactions, and Director Independence.

Related Person Transactions

We maintain bank accounts and deposit cash in Community National Bank. Conrad Gunther, a director of the Company, is an Executive Vice President and Senior Loan Officer at Community National Bank. We do not pay any fees to Mr. Gunther or Community National Bank in connection with this investment vehicle.

Director Independence

The current members of our Board of Directors are Leonard A. Rosenbaum, Martin J. Teitelbaum, Conrad J. Gunther, Bruce T. Swan and Kelly S. Walters. Messrs. Gunther, Swan and Walters have been determined to be “independent” as defined under Rule 4200 of the Nasdaq Stock Market.

Item 14.         Principal Accountant Fees and Services.

The following presents fees for professional audit services rendered by MSPC, Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”), for the audit of our financial statements for the years ended December 31, 2012 and December 31, 2011.

Audit Fees

The aggregate fees billed by MSPC for the annual audit of the Company, quarterly interim reviews of financial statements including our reports on Form 10-Q and services normally provided by them in connection with statutory and regulatory filings,  for fiscal years 2012 and 2011, were $110,000 and $102,000, respectively.

Audit- Related Fees

We incurred $10,000 in audit-related fees in 2012 and $20,000 in 2011.

Tax Fees

Tax fees in 2012 consisted of the tax preparation of the 2011 tax returns by Holtz, Rubenstein Reminick LLP. The aggregate fees billed by Holtz, Rubenstein Reminick LLP in 2012 were $20,235. The aggregate fees billed by Holtz, Rubenstein Reminick, LLP and MSPC in 2011 were $18,448.

All Other Fees

 We did not incur any other fees in 2012 or 2011.

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

10.2	Purchase Agreement relating to a 22,000 square foot facility from Kidco Realty incorporated herein by reference to our Form 8-K filed on December 31, 1998.

10.3	CVD Equipment Corporation 2001 Stock Option Plan incorporated herein by reference to Exhibit 3.1 to our Form S-1 filed on July 3, 2007.*

10.4	Form of Non-Qualified Stock Option Agreement incorporated herein by reference to Exhibit 3.1 to our Form 10-KSB filed on March 26, 2007.*

10.5	1989 Key Employee Stock Option Plan incorporated herein by reference to Amendment No. 1 to our Form S-1 filed on August 7, 2007.

10.6	CVD Equipment Corporation 2007 Share Incentive Plan incorporated herein by reference to our Schedule 14A filed November 5, 2007.

10.7
Lease Agreement, dated February 9, 2012, by and between FAE Holdings 411519R, LLC and the Company incorporated by reference from the Company’s Report on Form 10-Q filed with the Commission on May 15, 2012.

10.8
Assignment Agreement, dated February 9, 2012, by and between FAE Holdings 411519R, LLC and the Company incorporated by reference from the Company’s Report on Form 10-Q filed with the Commission on May 15, 2012.

10.9
Qualified Exchange Accommodation Agreement, dated February 9, 2012, by and between FAE Holdings 411519R, LLC and the Company incorporated by reference from the Company’s Report on Form 10-Q filed with the Commission on May 15, 2012.

10.10
Joint and Several Hazardous Material Guaranty and Indemnification Agreement, dated March 15, 2012, by and between FAE Holdings 411519R, LLC and the Company incorporated by reference from the Company’s Report on Form 10-Q filed with the Commission on May 15, 2012.

10.11
Assignment of Leases and Rents, dated March 15, 2012, by and among FAE Holdings 411519R, LLC, the Town of Islip Industrial Development Agency and HSBC Bank USA, National Association incorporated by reference from the Company’s Report on Form 10-Q filed with the Commission on May 15, 2012.

10.12
Amended and Restated Fee and Leasehold Mortgage, dated March 15, 2012, by and among FAE Holdings 411519R, LLC, the Town of Islip Industrial Development Agency and HSBC Bank USA, National Association incorporated by reference from the Company’s Report on Form 10-Q filed with the Commission on May 15, 2012.

10.13
Amended and Restated Note, dated March 15, 2012, by and among FAE Holdings 411519R, LLC, the Town of Islip Industrial Development Agency and HSBC Bank USA, National Association incorporated by reference from the Company’s Report on Form 10-Q filed with the Commission on May 15, 2012.

10.14
Note and Mortgage Assumption Agreement, dated March 15, 2012, by and among FAE Holdings 411519R, LLC, the Town of Islip Industrial Development Agency and HSBC Bank USA, National Association incorporated by reference from the Company’s Report on Form 10-Q filed with the Commission on May 15, 2012.

10.15	Guaranty of Payment, dated March 15, 2012, by the Company incorporated by reference from the Company’s Report on Form 10-Q filed with the Commission on May 15, 2012.

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

10.18
Credit Agreement dated August 5, 2011, by and between CVD Equipment Corporation and HSBC Bank, USA, National Association incorporated by reference to our Report on form 10-Q filed on November 14, 2011.

10.19	Contract of Sale, dated May 31, 2012, between CVD Equipment Corporation and Glomel LLC incorporated by reference to our Report on Form 10-Q filed on August 14, 2012.

21.1	List of Subsidiaries.

23.1	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-1).

23.2	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-8).

23.3	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-8).

23.4	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-3).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

* Management contract or compensatory plan or arrangement required

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 , as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CVD EQUIPMENT CORPORATION
By:	/s/ Leonard A. Rosenbaum
Name:	Leonard A. Rosenbaum
Title:	President and Chief Executive Officer

By:	/s/ Glen R. Charles
Name:	Glen R. Charles
Title:	Chief Financial Officer and Secretary
Principal Financial and Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

NAME	POSITION	DATE

/s/ Leonard A Rosenbaum	President, Chief Executive Officer and Director	April 1, 2013
Leonard A. Rosenbaum	(Principal Executive Officer)

/s/ Martin J. Teitelbaum	Director, General Counsel and Assistant Secretary	April 1, 2013
Martin J. Teitelbaum

/s/ Conrad J. Gunther	Director	April 1, 2013
Conrad J. Gunther

/s/ Bruce T. Swan	Director	April 1, 2013
Bruce T. Swan

/s/ Kelly S. Walters	Director	April 1, 2013
Kelly S. Walters

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
CVD Equipment Corporation and Subsidiary
Central Islip, New York

We have audited the accompanying consolidated balance sheets of CVD Equipment Corporation and Subsidiary as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the two-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CVD Equipment Corporation and Subsidiary as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

Cranford, New Jersey
April 1, 2013

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
As of December 31,

	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$13,721,324	$18,136,527
Accounts receivable, net	4,515,124	3,663,579
Costs and estimated earnings in excess of billings on uncompleted contracts	2,730,104	3,410,824
Inventories, net	2,742,905	2,232,073
Idle inventories	-	975,000
Deferred income taxes	189,153	189,510
Other current assets	192,438	150,803
Total Current Assets	24,091,048	28,758,316

Property, plant and equipment, net	12,894,154	7,948,957
Construction in progress	4,051,573	-

Deferred income taxes	568,744	390,080

Restricted Cash	800,000	1,000,000

Other assets	78,128	401,658

Intangible assets, net	41,614	49,967
Total Assets	$42,525,261	$38,548,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$935,822	$623,953
Billings in excess of costs and estimated earnings on uncompleted contracts	475,905	1,687,210
Accounts payable	888,058	782,053
Accrued expenses	1,355,389	1,592,281
Accrued professional fees – related party	-	35,000
Deferred revenue	335,404	1,089,966
Total Current Liabilities	3,990,578	5,810,463

Long-term debt, net of current portion	7,387,019	2,547,842
Total Liabilities	11,377,597	8,358,305

Commitments and Contingencies (Note 16)	-	-

Stockholders’ Equity:
Common stock - $0.01 par value – 10,000,000 shares authorized: issued and outstanding, 6,046,970 shares at December 31, 2012 and 5,958,785 shares at December 31, 2011	60,470	59,589
Additional paid-in capital	20,990,891	20,470,367
Retained earnings	10,096,303	9,660,717
Total Stockholders’ Equity	31,147,664	30,190,673

Total Liabilities and Stockholders’ Equity	$42,525,261	$38,548,978

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
Years ended December 31,

	2012	2011

Revenue	$22,157,737	$30,993,885

Cost of revenue	14,169,163	19,544,888

Gross profit	7,988,574	11,448,997

Operating expenses
Selling and shipping	1,236,699	1,207,915
General and administrative	5,512,840	5,449,176
Related party – professional fees	-	35,000
Loss on sale of building	693,818	-

Total operating expenses	7,443,357	6,692,091

Operating income	545,217	4,756,906

Other income (expense):
Interest income	31,620	18,136
Interest expense	(204,874)	(182,969)
Other income	28,129	195,567
Total other income (expense), net	(145,125)	30,734

Income before income tax expense	400,092	4,787,640
Income tax (benefit) expense	(35,494)	1,008,517

Net income	$435,586	$3,779,123

Basic earnings per common share	$0.07	$0.69
Diluted earnings per common share	$0.07	$0.67

Weighted average common shares outstanding basic	6,007,326	5,450,565

Weighted average common shares outstanding diluted	6,132,237	5,629,907

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance – January 1, 2011	4,819,325	$48,193	$10,329,526	$5,881,594	$16,259,313

Exercise of stock options	131,560	1,316	472,657		473,973

Stock-based compensation	39,950	400	290,198		290,598

Issuance of common stock under public offering-net	967,950	9,680	9,377,986		9,387,666

Net income				3,779,123	3,779,123

Balance – December 31, 2011	5,958,785	$59,589	$20,470,367	$9,660,717	$30,190,673

Exercise of stock options	68,210	682	285,865		286,547

Stock-based compensation	19,975	199	234,659		234,858

Net income				435,586	435,586

Balance – December 31, 2012	6,046,970	$60,470	$20,990,891	$10,096,303	$31,147,664

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31,

	2012	2011
Cash flows from operating activities:
Net income	$435,586	$3,779,123
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Stock-based compensation	234,858	290,598
Loss on sale of building	693,818	-
Gain on sale of other fixed assets	(3,288)	-
Depreciation and amortization	515,215	597,040
Deferred income tax expense	(178,307)	433,179
Bad debt provision	6,537	6,449
(Increase)/decrease in operating assets
Accounts receivable	(858,082)	(760,855)
Cost in excess of billings on uncompleted contracts	680,720	(1,752,135)
Inventories, net	464,168	760,390
Other current assets	(41,635)	(14,534)
(Decrease)/increase in operating liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,211,305)	(636,481)
Accounts payable	106,004	495,404
Accrued expenses	(271,888)
Deferred revenue	(754,562)	989,593
Total adjustments	(617,747)	408,648
Net cash (used in) provided by operating activities	(182,161)	4,187,771

Cash flows from investing activities:
Restricted cash	200,000	(1,000,000)
Capital expenditures	(11,796,740)	(204,935)
Proceeds from sale of building	1,582,323	-
Proceeds from sale of other fixed assets	21,500	-
Deposits	322,281	(360,000)
Net cash (used in) investing activities	(9,670,636)	(1,564,935)

Cash flows from financing activities
Net proceeds from issuance of common stock (Note 11)	-	9,387,666
Net proceeds from stock options exercised	286,547	473,973
Proceeds from long-term debt	6,000,000	2,100,000
Payments of long-term debt	(848,953)	(2,697,038)
Net cash provided by financing activities	5,437,594	9,264,601

Net (decrease)/increase in cash and cash equivalents	(4,415,203)	11,887,437

Cash and cash equivalents at beginning of year	18,136,527	6,249,090

Cash and cash equivalents at end of year	$13,721,324	$18,136,527

Supplemental disclosure of cash flow information:
Income taxes paid	$451,525	$813,336
Interest paid	204,874	182,969

Supplemental schedule of Non-cash Investing and Financing Activities:

In 2011, the Company transferred approximately $662,000 of equipment held in inventory into Lab Equipment. See (Note 5)

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CVD Equipment Corporation and its wholly owned subsidiary. In December 1998, a subsidiary, Stainless Design Concepts, Ltd., was formed as a New York Corporation.  In April 1999, this subsidiary was merged into CVD Equipment Corporation.  The Company has one inactive subsidiary, CVD Materials Corporation, as of December 31, 2012 and 2011.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue and Cost Recognition

Revenues from fixed price contracts are recognized on the percentage of completion method, measured on the basis of incurred costs to estimated total costs for each contract. This cost to cost method is used because management considers it to be the best available measure of progress on these contracts.

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Note 2 - Summary of Significant Accounting Policies (continued)

Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The accounting guidance on accounting for uncertainty in income taxes also addresses derecognition, classification, interest and penalties on income taxes, and accounting in interim periods. The Company does not believe it has any uncertain tax positions through the year ending December 31, 2012 which would have a material impact on the Company’s consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Note 2 - Summary of Significant Accounting Policies (continued)

Income Taxes

The Company and its subsidiary file combined income tax returns in the U.S. federal and New York State jurisdiction. In addition, the parent company files standalone tax returns in California, Michigan, Minnesota, New Hampshire and Wisconsin. The Company is no longer subject to U.S. federal and state income tax examinations for tax periods before 2009.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if any, in its income tax provision. The Company had no interest and penalties accrued at December 31, 2012 and 2011.

Long Lived Assets

Long-lived assets consist primarily of property, plant and equipment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets.” If the asset is determined to be impaired, the impairment loss is measured on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value. The Company had no recorded impairment charges in the consolidated statement of operations during each of the years ended December 31, 2012 and 2011.

Construction in Progress

Construction in progress consists of amounts expended for renovating the new facility which was purchased on March 15, 2012. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

Computer Software

The Company follows ASC 350-40, “Internal Use Software.” This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs totaled $4,495 and $12,358 for the years ended December 31, 2012 and 2011, respectively, and are included in Other Assets. All computer software is mortized using the straight-line method over its estimated useful life of three to five years. Amortization expense related to computer software totaled $4,869 and $128,361 for the years ended December 31, 2012 and 2011, respectively.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Note 2 - Summary of Significant Accounting Policies (continued)

Intangible Assets

The cost of intangible assets is being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 20 years. Amortization expense recorded by the Company in 2012 and 2011 totaled $9,228 and $8,343, respectively.

Research & Development

Research and development costs are expensed as incurred. With our efforts having been utilized exclusively on customer orders, it has historically been included as part of cost of revenue in the consolidated statements of operations. In 2012 we expanded our laboratory staff and began conducting research and development independently. In 2012, we incurred approximately $1,330,000 of research and development expenses of which $389,000 were independent of external customer orders. In 2011, we incurred $955,000 of research and development expenses, all of which were incurred on customer orders.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $32,425 and $25,888 as of December 31, 2012 and 2011, respectively. The allowance is based on historical experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may fluctuate based on changes in economic and customer conditions. The Company doesn’t require collateral from its customers.

Product Warranty

The Company records warranty costs as incurred and does not provide for possible future costs. Management estimates such costs are immaterial based on historical experience. However, it is reasonably possible that this estimate may differ in future periods.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Note 2 - Summary of Significant Accounting Policies (continued)

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Note 2 - Summary of Significant Accounting Policies (continued)

Shipping and Handling

It is the Company’s policy to include freight charges in total revenue. The amount included in revenue was $35,779 and $28,009 for the years ended December 31, 2012 and 2011, respectively. Included in selling and shipping expense is $124,541 and $103,330 for shipping and handling costs for each of the years ended 2012 and 2011, respectively.

Reclassification

Certain items in the comparative financial statements have been reclassified to conform to the current year's presentation.

Recently Adopted Accounting Pronouncements

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” or “ASU 2012-02” which states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount. This provision is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This accounting guidance is not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

We believe there is no additional new accounting guidance adopted, but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Note 3 – Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:
	2012	2011
Costs incurred on uncompleted contracts	$10,733,663	$11,253,624
Estimated earnings	9,465,412	10,120,760
	20,199,075	21,374,384
Billings to date	(17,944,876)	(19,650,770)
	$2,254,199	$1,723,614

	2012	2011
Included in accompanying balance sheets
Under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,730,104	$3,410,824

Billings in excess of costs and estimated earnings on uncompleted contracts	$(475,905)	$(1,687,210)

Note 4 - Inventories

Inventories consist of:
	2012	2011

Raw materials	$1,441,370	$1,686,880
Work-in-process *	304,916	507,943
Finished goods	996,619	37,250
Totals	2,742,905	2,232,073

*See supplemental cash flow information

At December 31, 2011, the Company held $975,000 of equipment returned from a terminated contract recorded as Idle Inventories, which it had not been granted permission to use or sell as a result of pending litigation, as a separate line item on the balance sheet. The Company may now sell or otherwise dispose of the goods then referred to as Idle Inventories and as of December 31, 2012, this inventory is included in Finished goods.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Note 5 – Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:

	2012	2011
Land	$2,110,000	$1,135,000
Buildings	8,903,514	4,507,366
Building improvements	1,746,712	2,141,261
Machinery and equipment	2,034,012	2,000,607
Furniture and fixtures	356,460	343,445
Computer equipment	536,206	503,620
Transportation equipment	41,599	109,969
Lab equipment (1)	1,560,251	1,431,973
Construction in progress	4,051,573	-
Totals at cost	21,340,327	12,173,241
Less: Accumulated depreciation and amortization	(4,394,600)	(4,224,284)
	$16,945,727	$7,948,957

Depreciation and amortization expense (2)	$515,215	$597,040

(1)	Includes equipment that was transferred from inventory. See supplemental cash flow information.

(2)	Includes amortization expense of $14,096 and $136,704 for the years ending December 31, 2012 and 2011, respectively. Such amortization expense relates to other capitalized and intangible assets.

Note 6 – Intangible Assets

2012
Intangible Assets	Weighted Average Amortization Period	Cost	Accumulated Amortization	Carrying Amount

Licensing Agreement	5	$10,000	$10,000	$0
Patents & Copyrights	14	46,692	28,405	18,287
Intellectual Property	15	100,000	76,673	23,327
Certifications	3	58,722	58,722	0
Other	5	21,492	21,492	0

Totals		$236,906	$186,702	$41,614

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Note 6 – Intangible Assets

2011
Intangible Assets	Weighted Average Amortization Period	Cost	Accumulated Amortization	Carrying Amount

Licensing Agreement	5	$10,000	$10,000	$0
Patents & Copyrights	14	46,692	26,721	19,971
Intellectual Property	15	100,000	70,004	29,996
Certifications	3	58,485	58,485	0
Other	5	21,492	21,492	0

Totals		$236,669	$186,702	$49,967

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2012 is as follows:

Year Ended
2013	$8,351
2014	7,096
2015	6,451
2016	6,387
2017	1,281
Thereafter	12,048
Total	$41,614

Note 7 – Financing Arrangements

On August 5, 2011, the Company entered into a $9.1 million credit agreement with HSBC Bank, USA, N.A., (“HSBC”), to replace its $5.0 million Revolving Credit Agreement and $2.1 million of existing mortgages previously held by Capital One Bank, N.A., which was secured by substantially all of the Company’s personal property. This new agreement consists of a $7 million revolving credit facility and a $2.1 million five (5) year term loan. The revolving credit facility permits the Company to borrow on a revolving basis until August 5, 2014. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR Rate plus 1.75% or (ii) the bank’s prime rate minus 0.50%. The term loan was used to pay off the existing mortgages previously held by Capital One Bank, N.A. Interest on the unpaid principal balance accrues at a fixed rate of 3.045%. Borrowings under this term loan are collateralized by certain assets as defined under the agreement.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Note 7 – Financing Arrangements (continued)

Effective as of March 15, 2012, we closed on the purchase of a 120,000 square foot facility located at 355 South Technology Drive, Central Islip, New York (the “Central Islip facility”) through the town of Islip Industrial Development Agency (Note 8). The purchase price for the Property was $7,200,000 exclusive of closing costs. Pursuant to the terms of an Accommodation Agreement, we entered into a loan agreement with HSBC Bank, in the amount of $6,000,000 (the “Loan”), proceeds of which were used to finance a portion of the purchase price on the Central Islip facility. The Loan is secured by the mortgage against the Central Islip facility. Interest presently accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% or HSBC’s prime rate minus 0.50%. This rate was 1.959% on December 31, 2012 and the loan matures on March 1, 2022.

Note 8 – Long-term Debt

Long-term debt as of December 31 consists of the following:
	2012	2011
HSBC BANK USA, NA
$2,100,000 5 year term loan payable in monthly installments of $35,000 plus interest on the unpaid principal balance which accrues at a fixed rate of 3.045%. This term loan is secured by $1 million, provided that, so long as no event of default has occurred and is then continuing, HSBC will release $200,000 of the collateral on each anniversary of the closing date. On August 5, 2012 HSBC released $200,000, to reduce the collateral to $800,000	$1,540,000	$1,960,000

GENERAL ELECTRIC CAPITAL CORPORATION
$2,700,000 Mortgage payable secured by real property, building and improvements at 1860 Smithtown Avenue, Ronkonkoma, NY payable in monthly installments of $22,285 including interest at 5.67% per annum; pursuant to an installment sale agreement with the Town of Islip Industrial Development Agency; final payment due March 2017	1,007,841	1,211,795

HSBC BANK USA, NA
$6,000,000 Mortgage payable secured by real property Buildings and improvements at 355 South Technology Drive, Central Islip, NY payable in monthly principle installments of $25,000 plus interest. Interest presently accrues at our option, at the variable rate of LIBOR plus 1.75% or HSBC’s prime rate minus 0.50% The loan matures on March 1, 2022.	5,775,000	-----
Totals	8,322,841	3,171,795
Less: Current maturities	935,822	623,953
Long-term debt	7,387,019	2,547,842

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Note 8 – Long-term Debt (continued)

Future maturities of long-term debt as of December 31, 2012 are as follows:

2013	$935,822
2014	948,382
2015	961,673
2016	835,738
2017	366,226
Thereafter	4,275,000
$8,322,841

As of December 31, 2012, we were not in compliance with the terms of the covenants in all three of the HSBC Bank, USA, N.A. and General Electric Capital Corporation loan agreements. We received waivers on all three agreements.

Note 9 – Earnings per Share

The calculation of basic and diluted weighted average common shares outstanding is as follows:

	2012	2011
Weighted average common shares outstanding basic earnings per share	6,007,326	5,450,565

Effect of potential common share issuance:
Stock options	124,911	179,342

Weighted average common shares outstanding
Diluted earnings per share	6,132,237	5,629,907

Outstanding options to purchase 200 shares were not included in the diluted earnings per share calculation at December 31, 2012, because the exercise price was higher than the average market price. At December 31, 2011 all outstanding options were included in the diluted earnings per share calculation.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Note 10 – Income Taxes

At December 31, 2012, the Company had approximately $639,000 of capital loss carryforwards, $125,000 of New York State investment tax credit carryforwards and $435,000 of federal research and development credits.

If not utilized, a portion of the capital loss carryover will expire in 2014, the investment tax credits expire from 2013 through 2028 and the research and development tax credits expire from 2027-2032. Based on the available objective evidence, including the Company’s history of taxable income and the character of that income, management believes it is more likely than not that these components of the Company’s deferred tax assets will not be fully utilized. Accordingly, the Company provided for a partial valuation allowance against its total net deferred tax assets at December 31, 2012 and 2011 of approximately $475,000 attributable to these components.

The (benefit) expense for income taxes includes the following:

	2012	2011
Current:
Federal	$135,031	$476,857
State	7,782	98,481
Total current tax provision	142,813	575,338
Deferred:
Federal	(150,999)	454,559
State	(27,308)	(21,380)
Total deferred tax provision	(178,307)	433,179
Income tax (benefit) expense	$(35,494)	$1,008,517

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Note 10 – Income Taxes

The tax effects of temporary differences giving rise to significant portions of the net deferred taxes are as follows:

	2012	2011

Allowance for doubtful accounts	$13,618	$10,873
Inventory capitalization	15,792	10,509
Depreciation and amortization	(585,231)	(622,307)
Investment tax credits	600,000	600,000
Research & development tax credits	435,051	431,006
Compensation costs	235,384	250,931
Vacation accrual	250,046	268,104
Capital loss carryforward	268,237	105,474
Gross deferred tax asset	1,232,897	1,054,590
Less valuation allowance	(475,000)	(475,000)
Net deferred tax asset	$757,897	$579,590

Net current deferred tax asset	189,153	189,510
Net long-term deferred tax asset	568,744	390,080
Net deferred tax asset	$757,897	$579,590

The reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	2012	2011

Expected provision at federal statutory tax rate (34%)	$136,031	$1,627,798
State taxes, net of federal benefit	(12,887)	50,887
Depreciation & amortization	----	----
Stock-based compensation expense	(112,008)	(297,471)
Domestic production activities deduction	(16,298)	(145,453)
Capital loss carryforward	104,138	(85,384)
Federal research & development credit	(98,726)	(169,172)
Other permanent differences	(35,744)	27,312
Income tax expense (benefit)	$(35,494)	$1,008,517

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 11 – Stockholders’ equity

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

2001 Non-Qualified Stock Option Plan

In November 2006, the Company registered a non-qualified stock option plan that the shareholders had approved in July 2001, covering key employees, officers, directors and other persons that may be considered as service providers to the Company. Options were awarded by the Board of Directors or by a committee appointed by the Board. Under the plan, an aggregate of 300,000 shares of Company common stock, $.01 par value, were reserved for issuance or transfer upon the exercise of options which are granted. Unless otherwise provided in the option agreement, options granted under the plan would vest over a four year period commencing one year from the anniversary date of the grant. There were no options granted in 2012. In 2011, 14,000 options were granted to outside directors at an exercise price of $7.90 , which vested as to 25% on each of January 15, April 15, July 15 and October 15 of 2011. These options expire ten years after the date of grant. The stock option plan terminated on July 22, 2011.

2007 Share Incentive Plan

On December 12, 2007, shareholders approved the Company’s 2007 share Incentive Plan (“Incentive Plan”), in connection therewith, 750,000 shares of the Company’s common stock are reserved for issuance pursuant to options or restricted stock that may be granted under the Incentive Plan through December 12, 2017.  In 2010, 16,500 shares of the Company’s common stock were granted and issued to the Company’s five outside directors. In 2011, 40,400 shares of the Company’s common stock were granted and issued to directors and key employees. In December 2011, the company granted options to purchase 200 shares of its common stock to an outside director. These options expire ten years after the date of grant. In 2012, 8,000 shares of stock were granted and issued to the Company’s four outside directors.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 11 – Stockholders’ equity (continued)

The purchase price of the common stock under each option plan shall be determined by the Committee, provided, however, that such purchase price shall not be less than the Fair Market Value of the Shares on the date such option is granted. The stock options generally expire seven to ten years after the date of grant. The Company recorded stock-based compensation of $234,858 and $290,598 for the years ended December 31, 2012 and 2011, respectively.

A summary of the stock option activity related to the 1989 and 2001 Stock Option Plans and the 2007 Share Incentive Plan for the period from January 1, 2011 through December 31, 2012 is as follows:

1989 Non-Qualified Stock Option Plan

	Beginning Balance Outstanding	Granted During Period	Exercised During Period	Canceled During Period	Ending Balance Outstanding	Exercisable

Year ended December 31, 2011
Number of shares	180,250	-0-	78,250	0	102,000	102,000
Weighted average exercise price Per share	$3.97	-0-	-0-	-0-	$4.35	$4.35
Year ended December 31, 2012
Number of shares	102,000	-0-	60,100	-0-	41,900	41,900
Weighted average exercise price Per share	$4.35	-0-	-0-	-0-	$4.82	$4.82

2001 Non-Qualified Stock Option Plan

	Beginning Balance Outstanding	Granted During Period	Exercised During Period	Canceled During Period	Ending Balance Outstanding	Exercisable

Year ended December 31, 2011
Number of shares	211,300	14,000	53,310	1,400	170,590	120,590
Weighted average exercise price Per share	$4.02	$4.25	-0-	-0-	$4.41	$4.32
Year ended December 31, 2012
Number of shares	170,590	-0-	8,110	-0-	162,480	124,980
Weighted average exercise price Per share	$4.41	$4.25	-0-	-0-	$4.35	$4.27

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 11 – Stockholders’ equity (continued)

2007 Share Incentive Plan

	Beginning Balance Outstanding	Granted During Period	Exercised During Period	Canceled During Period	Ending Balance Outstanding	Exercisable

Year ended December 31, 2011
Number of shares	200	-0-	-0-	-0-	200	200
Weighted average exercise price Per share
Year ended December 31, 2012
Number of shares	200	-0-	-0-	-0-	200	200
Weighted average exercise price Per share		$11.51			$11.51	$11.51

The Company has 204,580 of outstanding stock options under the three Plans at December 31, 2012 of which 200 were in excess of market value at December 31, 2012.

The following table summarizes information about the outstanding and exercisable options at December 31, 2012.

			Options Outstanding				Options Exercisable
Exercise Price Range			Number Outstanding	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value

$3.00	-	3.99	72,000	4.95	$3.65	$428,400	72,000	$3.65	$428,400
$4.00	-	4.49	15,930	0.98	$4.25	$85,226	15,930	$4.25	$85,226
$4.50	-	4.99	100,000	4.78	$4.62	$498,000	62,500	$4.62	$311,250
$5.00	-	5.99	6,650	1.08	$5.90	$24,605	6,650	$5.90	$24,605
$6.00	-	7.99	9,800	8.04	$7.90	$16,660	9,800	$7.90	$16,660
$8.00	-	11.99	200	9	$11.51	$0	200	$11.51	0

The intrinsic value of the 68,210 options exercised during the year ended December 31, 2012 was $442,907. The intrinsic value of the 131,560 options exercised during the year ended December 31, 2011 was $1,522,715.

During the years ended December 31, 2012 and 2011, the Company recorded into selling and general administrative expense approximately $235,000 and $291,000 for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of ASC 718.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

NOTE 11 – Stockholders’ equity (continued)

The fair value of the stock options issued was estimated by using the Black-Scholes option-pricing model which took into account as of the grant date, the exercise price and the expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the expected term of the option.

Year ended	Risk-Free Interest Rate	Expected Life (years)	Expected Volatility	Expected Dividends

December 31, 2011	1.95%	5	63.01%	None

Note 12 – Defined Contribution Plan

On August 1, 1998, the Company adopted a 401(k) Plan for the benefit of all eligible employees. All employees as of the effective date of the 401(k) Plan became eligible. An employee who became employed after August 1, 1998 would become a participant after three months of continuous service.

Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are optional. During the years ended December 31, 2012 and 2011, the Company incurred administrative costs totaling $2,317 and $2,430 respectively. No discretionary employer contribution has been made for 2012 and 2011.

Note 13 – Significant Risks and Uncertainties

Cash and Cash Equivalents

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at December 31, 2012 and at December 31, 2011 was $4,397,166 and $3,859,843, respectively.

Sales Concentrations

Revenue to a single customer in any one year can exceed 10.0% of our total sales.  In fiscal years 2012 and 2011 one customer represented 16.6% and 43.2% of our annual revenues, respectively. We are not dependent on any single customer, and the loss of any key customer would have to be replaced by others, as we have previously, or our inability to do so may have a material adverse effect on our business and financial condition.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Export sales to unaffiliated customers represented approximately 24.4% and 12% of sales for the years ended December 31, 2012 and 2011, respectively. Export sales in both 2012 and 2011 were primarily to customers in Europe and Asia. All contracts are denominated in U.S. dollars. The Company does not enter into any foreign exchange contracts.

Note 14 – Related Party Transactions

The general counsel for the Company is also a director. The Company incurred legal fees for his professional services of approximately $35,000 for the year ended December 31, 2011. As of December 31, 2012 and 2011, the Company owed the general counsel approximately $35,000. On February 18, 2011, we entered into an Employment Agreement to employ Mr. Teitelbaum as our General Counsel beginning May 16, 2011.

Charles Temple, son of Alan H. Temple Jr., an outside director who retired from his directorship, in September 2011, is a non-officer employee of the Company. The Company paid Charles Temple approximately $135,100 and $134,100 in salary and bonuses during the fiscal years ending December 31, 2012 and 2011 respectively.

The Company maintains bank accounts and deposits cash in Community National Bank. Conrad Gunther, a director of the Company, is a Senior Vice President and Senior Loan Officer at Community National Bank. The Company does not pay any fees to Mr. Gunther or Community National Bank in connection with this investment vehicle.

Note 15 – Segment Reporting

The Company adopted ASC 280, “Segment Reporting.” The Company operates through (2) segments, CVD and SDC. The CVD division is utilized for silicon, silicon germanium, silicon carbide and gallium arsenide processes.  SDC is the Company’s ultra-high purity manufacturing division in Saugerties, New York. The accounting policies of CVD and SDC are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based on several factors, of which the primary financial measure is earnings before taxes.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Note 15 – Segment Reporting (continued)

The following table presents certain information regarding the Company’s segments as of December 31, 2012 and for the year then ended:

	CVD	SDC	Eliminations	Consolidated
Assets	$43,872,295	$4,628,432	$(5,975,466)	$42,525,261

Revenue	$19,149,704	$4,394,945	$(1,386,912)	$22,157,737
Interest Expense	195,861	9,013		204,874
Depreciation and Amortization	442,227	72,988		515,215
Capital expenditures	11,767,024	29,716		11,796,740
Pretax earnings	(18,722)	418,814		400,092

The following table presents certain information regarding the Company’s segments as of December 31, 2011 and for the year then ended:

	CVD	SDC	Eliminations	Consolidated
Assets	$40,538,740	$3,927,306	$(5,917,068)	$38,548,978

Revenue	$26,860,243	$6,097,137	$(1,963,495)	$30,993,885
Interest Expense	144,534	38,435		182,969
Depreciation and amortization	525,965	71,075		597,040
Capital expenditures	158,494	46,441		204,935
Pretax earnings	3,782,977	1,004,663		4,787,640

Note 16 - Commitments and Contingencies

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