Form 10-Q
period 2013-03-31
CVD EQUIPMENT CORP
filed 2013-05-15
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to _____

Commission file number:  1-16525

CVD EQUIPMENT CORPORATION
(Name of Registrant  in Its Charter)

New York	11-2621692
State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

355 South Technology Drive Central Islip, New York	11722
(Address of principal executive offices)	(Zip Code)

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
Yes  ☐     No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,069,370 shares of Common Stock, $0.01 par value at May 1, 2013.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION
Item 1 – Financial Statements
CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Balance Sheets
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$11,770,854	$13,721,324
Accounts receivable, net	4,022,075	4,515,124
Cost and estimated earnings in excess of billings on uncompleted contracts	2,998,875	2,730,104
Inventories	2,904,900	2,742,905
Deferred income taxes – current	592,503	189,153
Other current assets	127,977	192,438

Total Current Assets	22,417,184	24,091,048

Property, plant and equipment, net	12,795,463	12,894,154
Construction in progress	4,991,257	4,051,573

Deferred income taxes – non-current	627,774	568,744

Restricted cash	800,000	800,000

Other assets	76,505	78,128

Intangible assets, net	39,525	41,614

Total Assets	$41,747,708	$42,525,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$937,866	$935,822
Billings in excess of costs and estimated earnings on uncompleted contracts	262,515	475,905
Accounts payable and accrued expenses	2,154,659	2,243,447
Deferred revenue	457,517	335,404
Total Current Liabilities	3,812,557	3,990,578

Long-term debt, net of current portion	7,152,159	7,387,019
Total Liabilities	10,964,716	11,377,597

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock - $0.01 par value – 10,000,000 shares authorized; issued and outstanding, 6,057,770 at March 31, 2013 and 6,046,970 at December 31, 2012	60,578	60,470
Additional paid-in-capital	21,066,117	20,990,891
Retained earnings	9,656,297	10,096,303
Total Stockholders’ Equity	30,782,992	31,147,664

Total Liabilities and Stockholders’ Equity	$41,747,708	$42,525,261

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Revenue	$3,450,018	$7,154,951

Cost of revenue	2,662,744	4,419,763

Gross profit	787,274	2,735,188

Operating expenses
Selling and shipping	244,342	381,930
General and administrative	1,412,743	1,279,836
Total operating expenses	1,657,085	1,661,766

Operating (loss)/income	(869,811)	1,073,422

Other (expense) income
Interest income	8,194	6,881
Interest expense	(52,785)	(32,299)
Other income	12,016	11,792
Total other (expense)	(32,575)	(13,626)

(Loss)/income before income tax benefit/(expense)	(902,386)	1,059,796

Income tax (benefit)/expense	(462,380)	331,640

Net (loss)/income	$(440,006)	$728,156

Basic (loss)/income per common share	$(0.07)	$0.12

Diluted (loss)/income per common share	$(0.07)	$0.12

Weighted average common shares outstanding basic	6,055,657	5,976,582

Effect of potential common share issuance:	-	175,039

Weighted average common shares outstanding diluted	6,055,657	6,151,621

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities
Net (loss)/income	$(440,006)	$728,156
Adjustments to reconcile net (loss)/income to net cash (used in) provided by operating activities:
Stock-based compensation expense	57,634	76,464
Depreciation and amortization	129,635	139,218
Deferred tax (benefit)/expense	(462,380)	84,387
Bad debt provision	1,032	1,994
Changes in operating assets and liabilities:
Accounts receivable	492,017	2,376,060
Cost in excess of billings on uncompleted contracts	(268,771)	(158,833)
Inventories	(161,996)	52,769
Other current assets	64,462	(18,380)
Increase (decrease) in operating liabilities:
Billings in excess of costs and estimated earnings on uncompleted contracts	(213,390)	(746,950)
Accounts payable and accrued expenses	(88,790)	784,976
Deferred revenue	122,113	(1,047,039)
Net cash (used in)/provided by operating activities	(768,440)	2,272,822

Cash flows from investing activities:
Capital expenditures	(966,914)	(7,602,327)
Deposits	-	311,781
Net cash (used in) investing activities	(966,914)	(7,290,546)

Cash flows from financing activities:
Proceeds from stock options exercised	17,700	54,293
Proceeds from long-term debt	-	6,000,000
Payments of long-term debt	(232,816)	(154,912)
Net cash (used in)/provided by financing activities	(215,116)	5,899,381

Net (decrease)/increase in cash and cash equivalents	(1,950,470)	881,657
Cash and cash equivalents at beginning of period	13,721,324	18,136,527

Cash and cash equivalents at end of period	$11,770,854	$19,018,184

Supplemental disclosure of cash flow information:
Income taxes paid	$25	$111,725
Interest paid	$52,785	$32,299

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 1:            BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for CVD Equipment Corporation and Subsidiary (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

The consolidated balance sheet as of December 31, 2012 has been derived from the audited consolidated financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, including the accounting policies followed by the Company as set forth in Note 2 to the consolidated financial statements contained therein.

All material intercompany transactions have been eliminated in consolidation. In addition, certain reclassifications have been made to prior period consolidated financial statements to conform to the current year presentation.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 2:            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3:            CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in certificates of deposit, treasury bills and money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain stability and liquidity. From time to time these temporary cash investments may exceed the Federal Deposit Insurance Corporation limit, which at March 31, 2013 and December 31, 2012 was approximately $9,864,000 and $4,397,000, respectively. The Company sells products and services to various companies across several industries in the ordinary course of business. The Company assesses the financial strength of its customers and maintains allowances for anticipated losses.

NOTE 4:            UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:

	March 31, 2013	December 31, 2012

Costs incurred on uncompleted contracts	$10,700,381	$10,733,663
Estimated earnings	9,855,394	9,465,412
	20,555,775	20,199,075
Billings to date	(17,819,415)	(17,944,876)
	$2,736,360	$2,254,199

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 4:            UNCOMPLETED CONTRACTS (continued)

	March 31, 2013	December 31, 2012

Included in accompanying balance sheets under the following captions:

Cost and estimated earnings in excess of billings on uncompleted contracts	$2,998,875	$2,730,104

Billings in excess of costs and estimated earnings on uncompleted contracts	$(262,515)	$(475,905)

NOTE 5:             INVENTORIES

Inventories consist of:

	March 31, 2013	December 31, 2012

Raw materials	$1,559,248	$1,441,370
Work-in-process	398,177	304,916
Finished goods	947,475	996,619
Totals	$2,904,900	$2,742,905

NOTE 6:            ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts of $33,457 and $32,425 as of March 31, 2013 and December 31, 2012, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 7:            LONG-TERM DEBT

On August 5, 2011, the Company entered into a $9.1 million credit agreement with HSBC Bank, USA, N.A. (“HSBC”). This agreement consists of a $7 million revolving credit facility and a five (5) year term loan in the initial amount of $2.1 million. The $7 million revolving credit facility remained unused as of both March 31, 2013 and December 31, 2012 and the balances of the term loan as of March 31, 2013 and December 31, 2012 were $1,435,000 and $1,540,000, respectively. The revolving credit facility permits the Company to borrow on a revolving basis until August 5, 2014. Interest on the unpaid principal balance on this facility accrues at either (i) the London Interbank Offered Rate (“LIBOR”) plus 1.75% or (ii) the bank’s prime rate minus 0.50%. Interest on the unpaid $1,435,000 principal balance for the term loan, which was used to pay off the previous mortgages, accrues at a fixed rate of 3.045%. Borrowings under this term loan were additionally collateralized by $1 million of restricted cash deposits, provided that, so long as no event of default has occurred and is then continuing, HSBC will release $200,000 of the collateral on each anniversary of the closing date. The restricted balance at March 31, 2013 was $800,000. This restricted cash is a separate line item on the consolidated balance sheet. The credit agreement also contains certain financial covenants. As of March 31, 2013, the Company was not in compliance with one of these covenants and has received a waiver from HSBC.

Effective as of March 15, 2012, we closed on the purchase of a 120,000 square foot facility located at 355 S. Technology Drive, Central Islip, New York (the “Property”) through the Town of Islip Industrial Development Agency. The purchase price for the Property was $7,200,000 exclusive of closing costs. Pursuant to the terms of an Accommodation Agreement, we entered into a loan agreement with HSBC Bank, USA, N.A., in the amount of $6,000,000 (the “Loan”), the proceeds of which were used to finance a portion of the purchase price on the Property. The Loan is secured by a mortgage against the Property. Interest presently accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% which was 1.9532% and 1.9590% at March 31, 2013 and December 31, 2012, respectively. The loan matures on March 15, 2022.

NOTE 8:            STOCK-BASED COMPENSATION EXPENSE

During the three months ended March 31, 2013 and March 31, 2012, the Company recorded as part of selling and general administrative expense, approximately $58,000 and $76,000 respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments. This expense was recorded based upon the guidance of ASC 718, “Compensation-Stock Compensation.”

CVD EQUIPMENT CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013
(Unaudited)

NOTE 9:             INCOME TAXES

The provision for income taxes includes the following:

	Three Months Ended March 31,
	2013	2012

Current:
Federal	$-	$223,502
State	-	23,751
Total Current Provision	-	247,253
Deferred:
Federal	$(388,929)	$51,280
State	(73,451)	33,107
Total deferred	(462,380)	84,387
Income tax (benefit)/expense	$(462,380)	$331,640

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed. Adjustments for differences between our tax provisions and tax returns are recorded when identified, which is generally in the third or fourth quarter of our subsequent year.

NOTE 10:          EARNINGS PER SHARE

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

Stock options to purchase 201,380 shares of common stock were outstanding and 163,880 were exercisable during the three months ended March 31, 2013. Stock options to purchase 268,540 shares were outstanding and 210,430 were exercisable during the three months ended March 31, 2012. At March 31, 2013, none of the outstanding options were included in the earnings per share calculation as their effect would have been anti-dilutive. At March 31, 2012, all outstanding options were included in the diluted earnings per share calculation because the average market price was higher than the exercise price.

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
March 31, 2013
(Unaudited)

NOTE 11:          LEGAL PROCEEDINGS

On January 26, 2010, the Company commenced an action against Taiwan Glass Industrial Corp. (“Taiwan Glass”) in the United States District Court for the Southern District of New York. By that action, the Company seeks monetary damages ($5,816,000) against Taiwan Glass for breach of contract.

The Company believes that Taiwan Glass has no legal basis for unilaterally refusing to accept and pay for equipment specially manufactured for them and shipped to them by the Company. Taiwan Glass has interposed an answer and counterclaims denying these allegations and is seeking unspecified monetary damages. On April 12, 2012, Taiwan Glass filed a Motion seeking Partial Summary Judgment in the amount of $3,564,000 (representing the portion of the purchase price that it had previously paid to the Company). By Memorandum and Order dated November 7, 2012, the Court denied the Taiwan Glass Motion in its entirety. The Company is vigorously pursuing its claims against Taiwan Glass and defending against the counterclaims.

NOTE 12:          SEGMENT REPORTING

The Company operates through two (2) segments, CVD and SDC. The CVD division is utilized for silicon, silicon germanium, silicon carbide and gallium arsenide processes. SDC is the Company’s ultra-high purity manufacturing division in Saugerties, New York. The respective accounting policies of CVD and SDC are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based on several factors, of which the primary financial measure is income or (loss) before taxes.

2013	CVD	SDC	Eliminations *	Consolidated
Revenue	$2,691,756	$869,689	$(111,427)	$3,450,018
Pretax (loss)	(915,304)	12,918		(902,386)

2012
Revenue	$6,216,999	$1,473,941	$(535,989)	$7,154,951
Pretax income	822,188	237,608		1,059,796

*All elimination entries represent intersegment revenues eliminated in consolidation for external financial reporting.

NOTE 13:          SUBSEQUENT EVENTS

On April 5, 2013, the Company closed on the sale of the former corporate headquarters located at 1860 Smithtown Avenue, Ronkonkoma, New York. The selling price was $3,875,000 exclusive of closing costs.

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

Results of Operations

Three Months Ended March 31, 2013 vs. Three Months Ended March 31, 2012

In March 2012, we purchased a 120,000 square foot facility located in Central Islip, New York 11722 (the “Property”) through the Town of Islip Industrial Development Agency, (the “Islip IDA”) and subsequently added another 10,000 square feet. The building replaced our two Ronkonkoma facilities which totaled 63,275 square feet which were not adequate to meet our anticipated future production requirements.

In the three months ended March 31, 2013, the results of operations were significantly impacted by this transaction due to the substantial amount of time and effort dedicated to renovating and moving into our new facility which proved to be disruptive to our continuing operations. We completed the relocation to our substantially larger facility in the closing days of the three month period ended March 31, 2013.

Revenue

Revenue for the three month period ended March 31, 2013 was approximately $3,450,000 as compared to $7,155,000 for the three month period ended March 31, 2012, a decrease of 51.8%.  The decrease is directly attributable to the reduction in the amount of new orders accepted during this transition phase as well as the disruption and inefficiencies in production from dismantling and reconstructing equipment during the period.

Gross Profit

We generated gross profits of approximately $787,000, resulting in a gross profit margin of 22.8%, for the three months ended March 31, 2013 as compared to gross profits of approximately $2,735,000 and a gross profit margin of 38.2%, for the three months ended March 31, 2012. During the transition period into our new facility we continued to hire additional engineering and production personnel so that they would be fully trained and productive after the move which was the primary driver behind the reduction in our gross profit margin.

Selling, General and Administrative Expenses

Selling and shipping expenses for the three months ended March 31, 2013 and 2012 were approximately $244,000 and $382,000, respectively, representing an decrease of 36.1% compared to the prior period. This decrease can be primarily attributed to the reduced commissions earned as a result of the reduced number of systems shipped during the current period.

We incurred approximately $1,413,000 of general and administrative expenses during the three months ended March 31, 2013, compared to approximately $1,280,000 incurred during the three months ended March 31, 2012, representing an increase of 10.4%. This increase is primarily attributable to the expansion of our laboratory staff and our administrative personnel during the transition into our new facility.

Operating (Loss)/Income

As a result of the foregoing factors, operating loss was approximately ($870,000) for the three months ended March 31, 2013 compared to operating income of approximately $1,073,000 for the three months ended March 31, 2012.

Interest Expense, Net

Interest income for the three months ended March 31, 2013 was approximately $8,000 compared to approximately $7,000 for the three months ended March 31, 2012. Interest expense for the three months ended March 31, 2013 was approximately $53,000 compared to approximately $32,000 for the three months ended March 31, 2012. This increase was the result of the loan agreement we entered into with HSBC Bank, USA, N.A. on March 15, 2012, for $6,000,000 to finance a portion of the purchase price for our new corporate headquarters.

Income Taxes

For the three months ended March 31, 2013, there was no current income tax expense and we recorded $462,000 of deferred tax benefits, compared to current income tax expense of approximately $247,000 and deferred tax expense of $85,000 for the three months ended March 31, 2012.

Net (Loss)/Income

As a result of the foregoing factors, for the three months ended March 31, 2013, we incurred a net loss of approximately ($440,000) compared to net income of approximately $728,000 for the three months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had aggregate working capital of approximately $18,605,000 compared to $20,100,000 at December 31, 2012, a decrease of $1,495,000 and cash and cash equivalents of $11,771,000, compared to $13,721,000 at December 31, 2012, a decrease of $1,950,000. The decrease in working capital and cash and cash equivalents was primarily a result of the cash used to pay for the renovations of our new facility in Central Islip, New York and the additional current debt associated with the mortgage obtained on this facility.

Accounts receivable, net, as of March 31, 2013 was approximately $4,022,000 compared to $4,515,000 as of December 31, 2012. This decrease is primarily attributable to the timing of shipments and customer payments.

As of March 31, 2013, our backlog was approximately $8,066,000, a decrease of $276,000, or 3.3%, compared to $8,342,000 at December 31, 2012. During the three months ended March 31, 2013, we received approximately $3,174,000 in new orders. Timing for completion of the backlog varies depending on the product mix and can be as long as two years. Included in the backlog are all accepted purchase orders with the exception of those that are included in percentage-of-completion. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits; however, it does not provide an assurance of future achievement of revenues or profits as order cancellations or delays are possible.

So that we may expand our engineering, manufacturing, administration and Application Laboratory to further support an increase in product sales and the development and sales of new products, on March 16, 2012, effective as of March 15, 2012, we closed on the purchase of a 120,000 square foot facility located in Central Islip, New York 11722 (the “Property”) through the Town of Islip Industrial Development Agency, (the “Islip IDA”). This building will replace our two Ronkonkoma facilities which total 63,275 square feet. The transaction was structured pursuant to Section 1031 of the Internal Revenue Code, as amended, as a reverse tax deferred exchange. In order to avail ourselves of certain real estate and sales tax abatements, the purchase took the form of an assignment and lease purchase agreement with fee title continuing to be vested in the Islip IDA. The Property was purchased from SJA Industries, LLC. The purchase price for the Property was $7,200,000, exclusive of closing costs.

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

On April 5, 2013, we closed on the sale of our former corporate headquarters located at 1860 Smithtown Avenue, Ronkonkoma, New York. The selling price for the premises was $3,875,000, exclusive of closing costs.

We believe we have a sufficient amount of cash, positive operating cash-flow and available credit facilities at March 31, 2013 to meet our working capital and investment requirements for the next twelve months.

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

The Company believes that Taiwan Glass has no legal basis for unilaterally refusing to accept and pay for equipment specially manufactured for them and shipped to them by the Company. Taiwan Glass has interposed an answer and counterclaims denying these allegations and is seeking unspecified monetary damages. On April 12, 2012, Taiwan Glass filed a Motion seeking Partial Summary Judgment in the amount of $3,564,000 (representing the portion of the purchase price that it had previously paid to the Company). By Memorandum and Order dated November 7, 2012, the Court denied the Taiwan Glass Motion in its entirety. The Company is vigorously pursuing its claims against Taiwan Glass and defending against the counterclaims.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.               Defaults Upon Senior Securities.

None.

Item 4.               Mine Safety Disclosures.

Not applicable.

Item 5.               Other Information.

None.

Item 6.	Exhibits The exhibits listed below are hereby furnished to the SEC as part of this report:

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 15, 2013

31.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 15, 2013

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 15, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 15, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

________________
* Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement of prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May 2013.

CVD EQUIPMENT CORPORATION

By:	/s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glen R. Charles
Glen R. Charles
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 15, 2013

31.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 15, 2013

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 15, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 15, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

________________
* Filed herewith.

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement of prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.