Form 10-Q
period 2013-06-30
CVD EQUIPMENT CORP
filed 2013-08-14
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2013

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

Yes  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,072,245 shares of

Common Stock, $0.01 par value at August 5, 2013.

______________________________________________________________________________

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$11,160,920	$13,721,324
Accounts receivable, net	3,801,190	4,515,124
Costs and estimated earnings in excess of billings on uncompleted contracts	4,294,356	2,730,104
Inventories	3,036,729	2,742,905
Deferred income taxes – current	758,444	189,153
Other current assets	152,002	192,438

Total Current Assets	23,203,641	24,091,048

Property, plant and equipment, net	15,300,960	12,894,154
Construction in progress	95,516	4,051,573

Deferred income taxes – non-current	331,001	568,744

Restricted cash	800,000	800,000

Other assets	70,443	78,128

Intangible assets, net	38,830	41,614

Total Assets	$39,840,391	$42,525,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$720,000	$935,822
Billings in excess of costs and estimated earnings on uncompleted contracts	45,546	475,905
Accounts payable and accrued expenses	2,051,168	2,243,447
Deferred revenue	378,554	335,404

Total Current Liabilities	3,195,268	3,990,578

Long-term debt, net of current portion	4,925,508	7,387,019
Total Liabilities	8,120,776	11,377,597

Commitments and Contingencies	----	----

Stockholders’ Equity
Common stock - $0.01 par value – 10,000,000 shares authorized; issued and outstanding, 6,070,245 at June 30, 2013and 6,046,970 at December 31, 2012	60,702	60,470
Additional paid-in-capital	21,128,930	20,990,891
Retained earnings	10,529,983	10,096,303
Total Stockholders’ Equity	31,719,615	31,147,664

Total Liabilities and Stockholders’ Equity	$39,840,391	$42,525,261

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$4,847,606	$7,093,785	$8,297,624	$14,248,736

Cost of revenue	3,062,891	4,183,854	5,725,635	8,603,617

Gross profit	1,784,715	2,909,931	2,571,989	5,645,119

Operating expenses
Selling and shipping	244,767	328,869	489,109	710,799
General and administrative	1,384,260	1,376,390	2,797,003	2,656,226
(Gain)/loss on sale of facilities	(887,477)	693,818	(887,477)	693,818
Total operating expenses	741,550	2,399,077	2,398,635	4,060,843

Operating income	1,043,165	510,854	173,354	1,584,276

Other income (expense)
Interest income	7,876	8,839	16,070	15,720
Interest expense	(46,878)	(56,313)	(99,663)	(88,612)
Other income	355	17,260	12,371	29,052
Total other (expense)	(38,647)	(30,214)	(71,222)	(43,840)

Income before income taxes	1,004,518	480,640	102,132	1,540,436

Income tax expense/(benefit)	130,832	159,886	(331,548)	491,526

Net income	$873,686	$320,754	$433,680	$1,048,910

Basic income per common share	$0.14	$0.05	$0.07	$0.18

Diluted income per common share	$0.14	$0.05	$0.07	$0.17

Weighted average common shares outstanding basic	6,069,977	5,992,330	6,062,898	5,984,392

Effect of potential common share issuance:
Stock options	109,988	169,842	114,934	169,563

Weighted average common shares outstanding diluted	6,179,965	6,162,172	6,177,832	6,153,955

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net Income	$433,680	$1,048,910
Adjustments to reconcile net income to net cash used in by operating activities:
Stock-based compensation expense	120,571	117,856
Gain on sale of Smithtown Ave. facility	(887,477)	--
Loss on sale of Marconi Ave. facility	--	693,818
Gain on sale of other fixed assets	--	(3,288)
Depreciation and amortization	302,000	291,266
Deferred tax expense	(331,548)	62,432
Bad debt provision	(13,431)	(1,354)
(Increase)/decreases in operating assets and liabilities:
Accounts receivable	727,364	806,140
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,564,252)	(1,918,798)
Inventories, net	(293,825)	259,811
Other current assets	40,437	(445,368)
Increase (decrease) in operating liabilities:
Billings in excess of costs and estimated earnings on uncompleted contracts	(430,359)	(1,368,189)
Accounts payable and accrued expenses	(192,298)	302,512
Deferred revenue	43,150	(1,077,553)
Net cash used in operating activities	(2,045,988)	(1,231,805)

Cash flows from investing activities:
Capital expenditures	(1,475,181)	(7,724,948)
Proceeds from sale of Smithtown Ave. facility	3,619,899	--
Proceeds from sale of Marconi Ave. facility	--	1,582,323
Proceeds from sale of other fixed assets	--	21,500
Deposits	500	141,757
Net cash provided by/(used in) investing activities	2,145,218	(5,979,368)

Cash flows from financing activities:
Net proceeds from stock options exercised	17,700	57,683
Proceeds from long-term debt	--	6,000,000
Payments of long-term debt	(2,677,334)	(385,534)
Net cash (used in)/provided by financing activities	(2,659,634)	5,672,149

Net decrease in cash and cash equivalents	(2,560,404)	(1,539,024)
Cash and cash equivalents at beginning of period	13,721,324	18,136,527

Cash and cash equivalents at end of period	$11,160,920	$16,597,503

Supplemental disclosure of cash flow information:
Income taxes paid	$25	$329,725
Interest paid	$99,663	$88,612

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

NOTE 1:     BASIS OF PRESENTATION

The accompanying unaudited financial statements for CVD Equipment Corporation and Subsidiary (collectively, “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

The balance sheet as of December 31, 2012 has been derived from the audited financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, including the accounting policies followed by the Company as set forth in Note 2 to the consolidated financial statements contained therein.

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

June 30, 2013

(Unaudited)

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed.

The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents amounts billed in excess of revenues recognized.

NOTE 3:     CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain stability and liquidity. From time to time these temporary cash investments may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. At June 30, 2013 and December 31, 2012, the cash investments that exceeded the FDIC limit amounted to $9,909,000 and $4,397,000, respectively. The Company sells products and services to various companies across several industries in the ordinary course of business. The Company assesses the financial strength of its customers and maintains allowances for anticipated losses.

NOTE 4:     UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:

	June 30, 2013	December 31, 2012

Costs incurred on uncompleted contracts	$11,543,541	$10,733,663
Estimated earnings	10,483,382	9,465,412
	22,026,923	20,199,075
Billings to date	(17,778,113)	(17,944,876)
	$4,248,810	$2,254,199
Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$4,294,356	$2,730,104

Billings in excess of costs and estimated earnings on uncompleted contracts	$(45,546)	$(475,905)

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

NOTE 5:      INVENTORIES

Inventories consist of:

	June 30, 2013	December 31, 2012

Raw materials	$1,694,444	$1,441,370
Work-in-process	435,457	304,916
Finished goods	906,828	996,619
Totals	$3,036,729	$2,742,905

NOTE 6:     ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts of $18,994 and $32,425 as of June 30, 2013 and December 31, 2012, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

NOTE 7:     LONG-TERM DEBT

On August 5, 2011, the Company entered into a $9.1 million credit agreement with HSBC Bank, USA, N.A. (“HSBC”). This agreement consists of a $7 million revolving credit facility and a five (5) year term loan in the initial amount of $2.1 million. The $7 million revolving credit facility remained unused as of both June 30, 2013 and December 31, 2012 and the balances of the term loan as of June 30, 2013 and December 31, 2012 were $1,330,000 and $1,540,000, respectively. The revolving credit facility permits the Company to borrow on a revolving basis until August 5, 2014. Interest on the unpaid principal balance on this facility accrues at either (i) the London Interbank offered Rate (“LIBOR”) plus 1.75% or (ii) the bank’s prime rate minus 0.50%. Interest on the unpaid $1,330,000 principal balance for the term loan, which was used to pay off previous mortgages, accrues at a fixed rate of 3.045%. Borrowings under this term loan were additionally collateralized by $1 million of restricted cash deposits, provided that, so long as no event of default has occurred and is then continuing, HSBC will release $200,000 of the collateral on each anniversary of the closing date. The restricted balance at June 30, 2013 was $800,000. This restricted cash is a separate line item on the consolidated balance sheet. The credit agreement also contains certain financial covenants. As of June 30, 2013, the Company was not in compliance with one of these covenants and has received a written waiver from HSBC.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

NOTE 7:     LONG-TERM DEBT (continued)

Effective as of March 15, 2012, we closed on the purchase of a 120,000 square foot facility located at 355 S. Technology Drive, Central Islip, New York (the “Property”) through the Town of Islip Industrial Development Agency. The purchase price for the Property was $7,200,000 exclusive of closing costs. Pursuant to the terms of an Accommodation Agreement, we entered into a loan agreement with HSBC Bank, in the amount of $6,000,000 (the “Loan”), the proceeds of which were used to finance a portion of the purchase price on the Property. The Loan is secured by a mortgage recorded against the Property. Interest presently accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% or HSBC’s prime rate minus 0.50%. As a result of the tax structure of the transaction for the sale of the facility at 1860 Smithtown Avenue, Ronkonkoma, New York, it was required that we use a portion of the proceeds received, approximately $1,309,000, towards reducing the mortgage on the property in Central Islip. The mortgage balance at June 30, 2013 was $4,315,508. The loan matures on March 15, 2022.

NOTE 8:     EQUITY ISSUANCES

During the three and six months ended June 30, 2013 and June 30, 2012, the Company recorded as part of selling and general administrative expense, approximately $63,000 and $121,000 and $42,000 and $118,000 respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments. This expense was recorded based upon the guidance of ASC 718, “Compensation–Stock Compensation.”

NOTE 9:     INCOME TAXES

The provision for income taxes includes the following:

	Six Months Ended June 30,
	2013		2012

Current:
Federal	$	----	$386,909
State		----	42,185
Total Current Provision		----	429,094
Deferred:
Federal		$(269,073)	$47,302
State		(62,475)	15,130
Total deferred		(331,548)	62,432
Income tax expense		$(331,548)	$491,526

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

NOTE 9:     INCOME TAXES (continued)

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

Stock options to purchase 201,380 shares of common stock were outstanding and 163,880 were exercisable during the three and six months ended June 30, 2013. Stock options to purchase 258,930 shares were outstanding and 208,930 were exercisable during the three and six months ended June 30, 2012. All outstanding options were included in the diluted earnings per share calculation because the average market price was higher than the exercise price.

The dilutive potential common shares from warrants and options is calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potential dilutive effect of the securities.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

NOTE 12:      SEGMENT REPORTING

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

Three Months

Ended June 30,

2013	CVD	SDC	Eliminations *	Consolidated
Revenue	$3,764,610	$1,178,672	$(95,676)	$4,847,606
Pretax income	790,214	214,304		1,004,518
2012
Revenue	$6,505,330	$976,951	$(388,496)	$7,093,785
Pretax income	400,325	80,315		480,640

Six Months

Ended June 30,

2013	CVD	SDC	Eliminations *	Consolidated
Revenue	$6,456,366	$2,048,361	$(207,103)	$8,297,624
Pretax income	(125,090)	227,222		102,132
2012
Revenue	$12,722,329	$2,450,893	$(924,486)	$14,248,736
Pretax income	1,222,513	317,923		1,540,436

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

Results of Operations

Three and Six Months Ended June 30, 2013 vs. Three and Six Months Ended June 30, 2012

Revenue

In March 2012, we purchased a 120,000 square foot facility located in Central Islip, New York (the “Property”) through the Town of Islip Industrial Development Agency, (the “Islip IDA”) and subsequently added another 10,000 square feet to the facility. The building replaced our two Ronkonkoma facilities which totaled 63,275 square feet and were not adequate to meet our anticipated future production requirements.

During the six months ended June 30, 2013, and to a lesser extent in the three months ended June 30, 2013, the results of operations were significantly impacted by this transaction due to the substantial amount of time and effort dedicated to renovating and moving into our new facility which proved to be disruptive to our continuing operations. We completed the relocation to our substantially larger facility in the closing days of March 2013.

Revenue for the three months ended June 30, 2013 was approximately $4,848,000 compared to approximately $7,094,000 for the three months ended June 30, 2012, a decrease of 31.7%. This decrease is attributable to both the reduction in the amount of new orders accepted while we were transitioning into our new facility and the reconstructing of equipment during the period. Revenue for the six months ended June 30, 2013 was approximately $8,298,000 compared to approximately $14,249,000 for the six months ended June 30, 2012, a decrease of 41.8%, for the same reasons as articulated for the three months ended June 30, 2013.

Gross Profit

During the three and six months ended June 30, 2013, we generated gross profits of approximately $1,785,000 and $2,572,000, respectively, resulting in gross profit margins of 36.8% and 31.0% as compared to the three and six months ended June 30, 2012, where we generated gross profits of approximately $2,910,000 and $5,645,000, respectively, resulting in gross profit margins of 41.0% and 39.6%. The primary reason for the reduced gross profit margins during the current periods was the hiring of additional engineering and production personnel so that they could be trained and more productive after the move was completed.

Selling, General and Administrative Expenses

Selling and shipping expenses for the three and six months ended June 30, 2013 were approximately $245,000 and $489,000, respectively, or 5.1% and 5.9% of our revenue compared to $329,000 and $711,000, respectively, or 4.6% and 5.0% of our revenue for the three and six months ended June 30, 2012. The decreases in value can be attributed to certain selling and shipping expenses such as commissions and freight which vary from period to period due to the timing of the shipments of systems while the increase in percentage is directly related to the reduced revenue.

We incurred approximately $1,384,000 and $2,797,000 of general and administrative expenses or 28.5% and 33.7% of our revenue for the three and six months ended June 30, 2013, compared to approximately $1,376,000 and $2,656,000 or 19.4% and 18.6% of our revenue during the three and six months ended June 30, 2012. The increase in percentage is directly related to the reduced revenue during the three and six month periods ended June 30, 2013.

During the three and six months ended June 30, 2013, we completed the sale of our facility located at 1860 Smithtown Avenue, Ronkonkoma, New York, where our former corporate headquarters was located. The selling price for the facility was approximately $3,875,000 and as a result, we incurred a long-term capital gain on the sale of approximately $887,000.

During the three and six months ended June 30, 2012, we completed the sale of our facility located at 979 Marconi Avenue, Ronkonkoma, New York, where our application laboratory was located. The selling price for the facility was approximately $1,659,000 and as a result, we incurred a loss on the sale of approximately $694,000.

Operating Income

As a result of the foregoing factors, operating income was approximately $1,043,000 for the three months ended June 30, 2013 compared to operating income of $511,000 for the three months ended June 30, 2012, an increase of 104.1%. Operating income for the six months ended June 30, 2013 was $173,000 compared to operating income of approximately $1,584,000 for the six months ended June 30, 2012, a decrease of 89.1%.

Interest Expense, Net

Interest income for the three and six months ended June 30, 2013 was approximately $8,000 and $16,000, respectively, compared to approximately $9,000 and $16,000 for the three and six months ended June 30, 2012. Interest expense for the three and six months ended June 30, 2013 was approximately $47,000 and $100,000 compared to approximately $56,000 and $89,000 for the three and six months ended June 30, 2012. The primary source of this interest expense is debt associated with the Company owned facilities.

Income Taxes

For the six months ended June 30, 2013, there was no current income tax expense and we recorded approximately $332,000 of deferred tax benefit. For the six months ended June 30, 2012, we recorded a current income tax expense of approximately $429,000 and $62,000 of deferred tax expense.

As a result of the sale of our headquarters in April 2013, for financial statement purposes, we incurred a long-term capital gain of approximately $887,000. However, as a result of structuring the transaction pursuant to Section 1031 of the Internal Revenue Code, as amended, as a reverse tax deferred exchange, we were able to defer this gain and the related taxes to a future period.

Net Income

For the foregoing reasons, we reported net income of approximately $874,000 and $434,000 for the three and six months ended June 30, 2013 compared to net income of approximately $321,000 and $1,049,000 for the three and six month periods ended June 30, 2012.

Inflation has not materially impacted the operations of our Company.

Liquidity and Capital Resources

As of June 30, 2013, we had aggregate working capital of approximately $20,008,000 compared to $20,100,000 of working capital at December 31, 2012, a decrease of $92,000, and cash and cash equivalents of $11,161,000, compared to $13,721,000 at December 31, 2012, a decrease of $2,560,000. The decrease in working capital and cash and cash equivalents was primarily the result of the cash used to pay for the renovations of our new facility in Central Islip, New York which was partially offset by the cash received on the sale of our facility located at 1860 Smithtown Avenue, Ronkonkoma, New York.

Accounts receivable, net, as of June 30, 2013 was $3,801,000 compared to $4,515,000 as of December 31, 2012. This decrease is primarily attributable to the timing of shipments and customer payments.

As of June 30, 2013, our backlog was approximately $5,516,000, a decrease of $2,550,000, or 31.6%, compared to $8,066,000 at December 31, 2012. During the six months ended June 30, 2013, we received approximately $5,748,000 in new orders. Timing for completion of the backlog varies depending on the product mix and can be as long as two years. Included in the backlog are all accepted purchase orders with the exception of those that are included in percentage-of-completion. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits; however, it does not provide an assurance of future achievement of revenues or profits as order cancellations or delays are possible.

On August 5, 2011, we entered into a $9.1 million credit agreement with HSBC Bank, USA, N.A. (“HSBC”), secured by substantially all of our personal property. The credit agreement consists of a $7 million revolving credit loan and a $2.1 million five (5) year term loan. The revolving credit facility permits us to borrow on a revolving basis until August 5, 2014. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR Rate plus 1.75% or (ii) the bank’s prime rate minus 0.50%. The term loan was used to pay off pre-existing mortgage indebtedness of the Company. Interest on the unpaid principal balance accrues at a fixed rate of 3.045%. Borrowings under this term loan were initially collateralized by $1 million in restricted cash, provided that, so long as no event of default has occurred and is then continuing, the bank will release $200,000 of the collateral on each anniversary of the closing date. The credit agreement also contains certain financial covenants, one of which we were not in compliance with on June 30, 2013. We secured a waiver from HSBC regarding that covenant.

We decided in late 2011 to expand our engineering, manufacturing, administration and Application Laboratory to further support the increase in our existing product sales and the development and sales of new products. On March 16, 2012, effective as of March 15, 2012, we closed on the purchase of a 120,000 square foot facility located in Central Islip, New York 11722 (the “Property”) through the Town of Islip Industrial Development Agency, (the “Islip IDA”). This building will replace our two Ronkonkoma facilities which total 63,275 square feet. The transaction was structured pursuant to Section 1031 of the Internal Revenue Code, as amended, as a reverse tax deferred exchange. In order to avail ourselves of certain real estate and sales tax abatements, the purchase took the form of an assignment and lease purchase agreement with fee title continuing to be vested in the Islip IDA. The property was purchased from SJA Industries, LLC. The purchase price for the Property was $7,200,000, exclusive of closing costs.

Pursuant to the terms of an Accommodation Agreement, on March 15, 2012, we entered into a loan agreement with HSBC Bank, USA, N.A. in the amount of $6,000,000, (the “Loan”), the proceeds of which were used to finance a portion of the purchase price of the Central Islip facility. The Loan is secured by the mortgage against that facility. Interest accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% or HSBC’s prime rate minus 0.50%. The Loan matures on March 15, 2022.

As a result of the tax structure of the transaction for the sale of the facility at 1860 Smithtown Avenue, Ronkonkoma, New York, it was required that we use a portion of the proceeds received, approximately $1,309,000, towards reducing the mortgage on the property in Central Islip. The mortgage balance at June 30, 2013 was approximately $4,316,000.

On April 5, 2013, we closed on the sale of our former headquarters located at 1860 Smithtown Avenue, Ronkonkoma, New York 11779 to MelGlo LLC. The selling price was $3,875,000 exclusive of closing costs. As a result, we incurred a long-term capital gain of $887,000.

On April 26, 2012, we closed on the sale of our facility located at 979 Marconi Avenue, Ronkonkoma, New York 11779 which housed our Application Laboratory to K.A.V. Realty Associates, LLC. The selling price for the Premises was $1,659,375, exclusive of closing costs. As a result, we incurred a long-term capital loss of $694,000.

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

We believe we have an ample amount of cash, and available credit facilities at June 30, 2013, to meet our working capital and investment requirements for the next twelve months.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.          Defaults Upon Senior Securities.

None.

Item 4.          Mine Safety Disclosures.

Not Applicable.

Item 5.          Other Information.

None.

Item 6.          Exhibits

The exhibits below are hereby furnished to the SEC as part of this report:

31.1	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 14, 2013.

31.2	Certification of Glen R. Charles, Chief Financial Officer, dated August 14, 2013.

32.1	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 14, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Glen R. Charles, Chief Financial Officer, dated August 14, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

____________

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 2013.

CVD EQUIPMENT CORPORATION

By:	/s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
(Principal Executive Officer)

Chief Executive Officer, President and Chairman

By:	/s/ Glen R. Charles
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