Form 10-Q
period 2013-09-30
CVD EQUIPMENT CORP
filed 2013-11-14
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,083,895 shares of Common Stock, $0.01 par value at November 8, 2013.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

Consolidated Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$10,715,065	$13,721,324
Accounts receivable, net	5,387,947	4,515,124
Costs and estimated earnings in excess of billings on uncompleted contracts	2,323,682	2,730,104
Inventories	3,099,101	2,742,905
Deferred income taxes – current	878,475	189,153
Other current assets	183,587	192,438

Total Current Assets	22,587,857	24,091,048

Property, plant and equipment, net	15,561,217	12,894,154
Construction in progress	6,533	4,051,573

Deferred income taxes – non-current	386,433	568,744

Restricted cash	800,000	800,000

Other assets	66,494	78,128

Intangible assets, net	42,442	41,614

Total Assets	$39,450,976	$42,525,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$720,000	$935,822
Billings in excess of costs and estimated earnings on uncompleted contracts	5,337	475,905
Accounts payable and accrued expenses	2,347,652	2,243,447
Deferred revenue	266,107	335,404

Total Current Liabilities	3,339,096	3,990,578

Long-term debt, net of current portion	4,745,508	7,387,019
Total Liabilities	8,084,604	11,377,597

Commitments and Contingencies	----	----

Stockholders’ Equity
Common stock - $0.01 par value – 10,000,000 shares authorized; issued and outstanding, 6,072,245 at September 30, 2013 and 6,046,970 at December 31, 2012	60,722	60,470
Additional paid-in-capital	21,214,156	20,990,891
Retained earnings	10,091,494	10,096,303
Total Stockholders’ Equity	31,366,372	31,147,664

Total Liabilities and Stockholders’ Equity	$39,450,976	$42,525,261

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$4,706,672	$4,696,409	$13,004,297	$18,945,145

Cost of revenue	2,958,121	2,950,170	8,683,756	11,553,787

Gross profit	1,748,551	1,746,239	4,320,541	7,391,358

Operating expenses
Selling and shipping	251,907	226,131	741,016	936,930
General and administrative	1,461,719	1,165,093	4,272,152	3,829,152
Bad Debt Expense	623,128	7,185	609,697	(648)
(Gain)/loss on sale of buildings	-	-	(887,477)	693,818
Total operating expenses	2,336,754	1,398,409	4,735,388	5,459,252

Operating (loss)/income	(588,203)	347,830	(414,847)	1,932,106

Other income (expense)
Interest income	7,298	8,651	23,368	24,371
Interest expense	(33,542)	(59,590)	(133,206)	(148,202)
Other income	490	(3,996)	12,865	25,056
Total other (expense)	(25,754)	(54,935)	(96,973)	(98,775)

(Loss)/Income before income taxes	(613,957)	292,895	(511,820)	1,833,331

Income tax (benefit)/expense	(175,463)	112,931	(507,011)	604,457

Net (loss)/income	$(438,494)	$179,964	$(4,809)	$1,228,874

Basic (loss)/income per common share	$(0.07)	$0.03	$0.0	$0.21

Diluted (loss)/income per common share	$(0.07)	$0.03	$0.0	$0.20

Weighted average common shares outstanding basic	6,071,825	6,046,845	6,065,997	5,994,020

Effect of potential common share issuance:
Stock options	-	154,280	-	164,961

Weighted average common shares outstanding diluted	6,071,825	6,201,125	6,065,997	6,158,981

The accompanying notes are an integral part of these consolidated financial statements

 CVD EQUIPMENT CORPORATION AND SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net (loss)/income	$(4,809)	$1,228,874
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation expense	194,017	175,746
Gain on sale of Smithtown Ave. facility	(887,477)	--
Loss on sale of Marconi Ave. facility	--	693,818
Gain on sale of other fixed assets	--	(3,288)
Depreciation and amortization	472,545	440,440
Deferred tax (benefit)/expense	(507,011)	161,372
Bad debt provision	609,697	(648)
(Increase)/decreases in operating assets:
Accounts receivable	(1,482,520)	(469,622)
Costs and estimated earnings in excess of billings on uncompleted contracts	406,422	156,812
Inventories, net	(356,196)	289,392
Other current assets	8,852	(60,113)
Increase (decrease) in operating liabilities:
Billings in excess of costs and estimated earnings on uncompleted contracts	(470,568)	(1,601,005)
Accounts payable and accrued expenses	104,205	179,068
Deferred revenue	(69,297)	(918,031)
Net cash (used in) provided by operating activities	(1,982,140)	272,815

Cash flows from investing activities:
Release of restricted cash	--	200,000
Capital expenditures	(1,813,517)	(10,124,428)
Proceeds from sale of Smithtown Ave. facility	3,619,899	--
Proceeds from sale of Marconi Ave. facility	--	1,582,323
Proceeds from sale of other fixed assets	--	21,500
Deposits	(2,667)	331,781
Net cash provided by/(used in) investing activities	1,803,715	(7,988,824)

Cash flows from financing activities:
Net proceeds from stock options exercised	29,500	286,548
Proceeds from long-term debt	--	6,000,000
Payments of long-term debt	(2,857,334)	(616,878)
Net cash (used in)/provided by financing activities	(2,827,834)	5,669,670

Net decrease in cash and cash equivalents	(3,006,259)	(2,046,339)
Cash and cash equivalents at beginning of period	13,721,324	18,136,527

Cash and cash equivalents at end of period	$10,715,065	$16,090,188

Supplemental disclosure of cash flow information:
Income taxes paid	$25	$454,725
Interest paid	$133,206	$148,202

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

NOTE 1:     BASIS OF PRESENTATION

The accompanying unaudited financial statements for CVD Equipment Corporation and Subsidiary (collectively, “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

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

September 30, 2013

(Unaudited)

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed.

The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents amounts billed in excess of revenues recognized.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04. The amendments in this Update apply to certain quantitative disclosure requirements for an employee benefit plan, other than those plans that are subject to the Securities and Exchange Commission’s filing requirements ( hereafter “nonpublic employee benefit plan”), that holds investments in its plan sponsor’s own nonpublic entity equity securities, including equity securities of its plan sponsor’s nonpublic affiliated entities and that are within the scope of the disclosure requirements contained in FASB ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update 2011-04 (Topic 820) of quantitative information about the significant unobservable inputs used in Level 3 fair value measurements for investments held by a nonpublic employee benefit plan in its plan sponsor’s own nonpublic entity equity securities, including equity securities of its plan sponsor’s nonpublic affiliated entities. The amendments in this ASU do not defer the effective date for those certain quantitative disclosures for other nonpublic entity equity securities held in the nonpublic employee benefit plan or any qualitative disclosures. The deferral in this amendment is effective upon issuance for financial statements that have not been issued. This ASU is not expected to have a significant impact of the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the US Treasury rate and the London Interbank Offered Rate ("LIBOR"). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. This ASU is not expected to have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss caryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

NOTE 3:     CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain stability and liquidity. From time to time these cash investments may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. At September 30, 2013 and December 31, 2012, the cash and cash equivalents that exceeded the FDIC limit amounted to $9,082,000 and $4,397,000, respectively. The Company sells products and services to various companies across several industries in the ordinary course of business. The Company assesses the financial strength of its customers and maintains allowances for anticipated losses.

 CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

NOTE 4:     UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:

	September 30, 2013	December 31, 2012

Costs incurred on uncompleted contracts	$9,956,023	$10,733,663
Estimated earnings	8,840,084	9,465,412
	18,796,107	20,199,075
Billings to date	(16,477,762)	(17,944,876)
	$2,318,345	$2,254,199
Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,323,682	$2,730,104

Billings in excess of costs and estimated earnings on uncompleted contracts	$(5,337)	$(475,905)

NOTE 5:      INVENTORIES

Inventories consist of:

	September 30,2013	December 31, 2012

Raw materials	$2,524,281	$1,441,370
Work-in-process	479,244	304,916
Finished goods	95,576	996,619
Totals	$3,099,101	$2,742,905

NOTE 6:     ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts of $642,122 and $32,425 as of September 30, 2013 and December 31, 2012, respectively. As a result in the decline in the credit quality of a major customer in the solar industry, the Company chose to make an adjustment for allowance for doubtful accounts of approximately $622,000. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, management's future estimates may change based on changes in future economic business conditions.

NOTE 7:     LONG-TERM DEBT

On August 5, 2011, the Company entered into a $9.1 million credit agreement with HSBC Bank, USA, N.A. (“HSBC”). This agreement consists of a $7 million revolving credit facility and a five (5) year term loan in the initial amount of $2.1 million. The $7 million revolving credit facility remained unused as of both September 30, 2013 and December 31, 2012 and the balances of the term loan as of September 30, 2013 and December 31, 2012 were $1,225,000 and $1,540,000, respectively. The revolving credit facility permits the Company to borrow on a revolving basis until August 5, 2014. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR plus 1.75% or (ii) the bank’s prime rate minus 0.50%. Principal payments on the term loan are $35,000 per month. Interest on the unpaid $1,225,000 principal balance for the term loan, which was used to pay off previous mortgages, accrues at a fixed rate of 3.045%. Borrowings under this term loan were additionally collateralized by $1 million of restricted cash deposits, provided that, so long as no event of default has occurred and is then continuing, HSBC will release $200,000 of the collateral on each anniversary of the closing date. The restricted balance at September 30, 2013 was $800,000. This restricted cash is a separate line item on the consolidated balance sheet. The credit agreement also contains certain financial covenants. As of September 30, 2013, the Company was not in compliance with one of these covenants and has received a written waiver from HSBC.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

NOTE 7:     LONG-TERM DEBT (continued)

Effective as of March 15, 2012, we closed on the purchase of a 120,000 square foot facility located at 355 S. Technology Drive, Central Islip, New York (the “Property”) through the Town of Islip Industrial Development Agency. The purchase price for the Property was $7,200,000 exclusive of closing costs. Pursuant to the terms of an Accommodation Agreement, we entered into a loan agreement with HSBC Bank, in the amount of $6,000,000 (the “Loan”), the proceeds of which were used to finance a portion of the purchase price on the Property. The Loan is secured by a mortgage recorded against the Property. Interest presently accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% or HSBC’s prime rate minus 0.50%. As a result of the tax structure of the transaction for the sale of the facility at 1860 Smithtown Avenue, Ronkonkoma, New York, it was required that we use a portion of the proceeds received, approximately $1,309,000, towards reducing the mortgage on the property in Central Islip. The mortgage balance at September 30, 2013 was $4,240,508. The loan matures on March 15, 2022.

NOTE 8:     SHARE BASED COMPENSATION

During the three and nine months ended September 30, 2013 and September 30, 2012, the Company recorded as part of selling and general administrative expense, approximately $73,000 and $194,000 and $58,000 and $176,000 respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments.

NOTE 9:     INCOME TAXES

The provision for income taxes includes the following:

	Nine Months Ended September 30,
	2013	2012

Current:
Federal	$-	$398,510
State	-	44,575
Total Current Provision	-	443,085
Deferred:
Federal	$(498,382)	$139,141
State	(8,629)	22,231
Total deferred	(507,011)	161,372
Income tax expense	$(507,011)	$604,457

 CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

NOTE 9:      INCOME TAXES (continued)

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed. Adjustments for differences between our tax provisions and tax returns are recorded when identified, which is generally in the third or fourth quarter of our subsequent year.

NOTE 10:     EARNINGS PER SHARE

As per the FASB ASC Section 260, basic earnings per share are computed by dividing net earnings available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period presented. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Stock options to purchase 199,380 shares of common stock were outstanding and 161,880 were exercisable during the three and nine months ended September 30, 2013. Stock options to purchase 204,580 shares were outstanding and 154,580 were exercisable during the three and nine months ended September 30, 2012. At September 30, 2013, none of the outstanding options were included in the earnings per share calculation as their effect would have been anti-dilutive. At September 30, 2012, all outstanding options were included in the diluted earnings per share calculation because the average market price was higher than the exercise price.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

NOTE 11:      LEGAL PROCEEDINGS (continued)

The Company believes that Taiwan Glass has no legal basis for unilaterally refusing to accept and pay for equipment specially manufactured for them and shipped to them by the Company. Taiwan Glass has interposed an answer and counterclaims denying these allegations and is seeking unspecified monetary damages. On April 12, 2012, Taiwan Glass filed a motion seeking Partial Summary Judgment in the amount of $3,564,000 (representing the portion of the purchase price that it had previously paid to the Company). By Memorandum and Order dated November 7, 2012, the Court denied the Taiwan Glass motion in its entirety. Discovery has been completed. The Company is vigorously pursuing its claims against Taiwan Glass and defending against the counterclaims.

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

Three Months

Ended September 30,

2013	CVD	SDC	Eliminations *	Consolidated
Revenue	$3,368,613	1,425,304	$(87,245)	4,706,672
Pretax loss/income	(854,063)	240,106		(613,957)
2012
Revenue	$4,024,555	881,127	$(209,273)	4,696,409
Pretax income	195,198	97,697		292,895

Nine Months

Ended September 30,

2013	CVD	SDC	Eliminations *	Consolidated
Revenue	$9,824,980	$3,473,665	$(294,348)	$13,004,297
Pretax income	(979,148)	467,328		(511,820)
2012
Revenue	$16,746,884	$3,332,020	$(1,133,759)	$18,945,145
Pretax income	1,417,711	415,620		1,833,331

*All elimination entries represent intersegment revenues eliminated in consolidation for external financial reporting.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: competition in the Company’s existing and potential future product lines of business; the Company’s ability to obtain financing on acceptable terms if and when needed; uncertainty as to the Company’s future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the Company. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Past performance is no guarantee of future results.

Results of Operations

Three and Nine Months Ended September 30, 2013 vs. Three and Nine Months Ended September 30, 2012

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

During the nine months ended September 30, 2013, and to a lesser extent in the three months ended September 30, 2013, the results of operations were impacted by this transaction due to the substantial amount of time and effort dedicated to renovating and moving into our new facility which proved to be disruptive to our continuing operations. We completed the relocation to our substantially larger facility in the closing days of March 2013.

Revenue for the three months ended September 30, 2013 was approximately $4,707,000 compared to approximately $4,696,000 for the three months ended September 30, 2012. Revenue for the nine months ended September 30, 2013 was approximately $13,004,000 compared to approximately $18,945,000 for the nine months ended September 30, 2012, a decrease of 31.4%. This decrease is attributable to both the reduction in the amount of new orders accepted while we were transitioning into our new facility and the reconstructing of our equipment during the period.

Gross Profit

During the three and nine months ended September 30, 2013, we generated gross profits of approximately $1,749,000 and $4,321,000, respectively, resulting in gross profit margins of 37.2% and 33.2% as compared to the three and nine months ended September 30, 2012, where we generated gross profits of approximately $1,746,000 and $7,391,000, respectively, resulting in gross profit margins of 37.2% and 36.9%. The primary reason for the reduced gross profit margins during the current nine month period was the hiring of additional engineering and production personnel so that they could be trained and more productive after the move was completed.

Selling, General and Administrative Expenses

Selling and shipping expenses for the three and nine months ended September 30, 2013 were approximately $252,000 and $741,000, respectively, or 5.4% and 5.7% of our revenue compared to $226,000 and $937,000, respectively, or 4.8% and 4.9% of our revenue for the three and nine months ended September 30, 2012. The increases can be attributed to certain selling and shipping expenses such as commissions which vary from period to period due to the timing of the shipments of systems while the increase in percentage is directly related to the reduced revenue.

We incurred approximately $1,462,000 and $4,272,000 of general and administrative expenses or 31.1% and 32.9% of our revenue for the three and nine months ended September 30, 2013, compared to approximately $1,165,000 and $3,822,000 or 24.8% and 20.2% of our revenue during the three and nine months ended September 30, 2012. The increases can be associated with the costs of personnel hired during the three and nine month periods ended September 30, 2013.

During the three and nine months ended September 30, 2013 we incurred approximately $623,000 and $610,000 respectively, of bad debt expense as a result of increasing our allowance for doubtful accounts due to the decline in the credit quality of a major customer, in the solar industry.

During the nine months ended September 30, 2013, we completed the sale of our facility located at 1860 Smithtown Avenue, Ronkonkoma, New York, where our former corporate headquarters was located. The selling price for the facility was approximately $3,875,000 and as a result, we incurred a long-term capital gain on the sale of approximately $887,000.

During the nine months ended September 30, 2012, we completed the sale of our facility located at 979 Marconi Avenue, Ronkonkoma, New York, where our application laboratory was located. The selling price for the facility was approximately $1,659,000 and as a result, we incurred a loss on the sale of approximately $694,000.

Operating Income

As a result of the foregoing factors, we incurred an operating loss of approximately ($588,000) for the three months ended September 30, 2013 compared to operating income of $348,000 for the three months ended September 30, 2012. We incurred an operating loss for the nine months ended September 30, 2013 of ($415,000) compared to operating income of approximately $1,932,000 for the nine months ended September 30, 2012.

Interest Expense, Net

Interest income for the three and nine months ended September 30, 2013 was approximately $8,000 and $23,000, respectively, compared to approximately $9,000 and $24,000 for the three and nine months ended September 30, 2012. Interest expense for the three and nine months ended September 30, 2013 was approximately $33,000 and $133,000 compared to approximately $60,000 and $148,000 for the three and nine months ended September 30, 2012. The primary source of this interest expense is debt associated with the Company owned facilities.

Income Taxes

For the nine months ended September 30, 2013, there was no current income tax expense and we recorded approximately $507,000 of deferred tax benefits. For the nine months ended September 30, 2012, we recorded a current income tax expense of approximately $443,000 and $161,000 of deferred tax expense.

As a result of the sale of our headquarters in April 2013, for financial statement purposes, we incurred a long-term capital gain of approximately $887,000. However, as a result of structuring the transaction pursuant to Section 1031 of the Internal Revenue Code, as amended, as a reverse tax deferred exchange, we were able to defer this gain and the related taxes to a future period.

Net Income

For the foregoing reasons, we reported a net loss of approximately ($438,000) and ($5,000) for the three and nine months ended September 30, 2013 compared to net income of approximately $180,000 and $1,229,000 for the three and nine month periods ended September 30, 2012.

Inflation has not materially impacted the operations of our Company.

Liquidity and Capital Resources

As of September 30, 2013, we had aggregate working capital of approximately $19,249,000 compared to $20,100,000 of working capital at December 31, 2012, a decrease of $851,000, and cash and cash equivalents of $10,715,000, compared to $13,721,000 at December 31, 2012, a decrease of $3,006,000. The decrease in working capital and cash and cash equivalents was primarily the result of the cash used to pay for the renovations of our new facility in Central Islip, New York which was partially offset by the cash received on the sale of our facility located at 1860 Smithtown Avenue, Ronkonkoma, New York.

Accounts receivable, net, as of September 30, 2013 was $5,388,000 compared to $4,515,000 as of December 31, 2012. This increase is primarily attributable to the timing of shipments and customer payments, and includes the adjustment of approximately $622,000 made to increase the allowance for doubtful accounts as a result of the decline in credit quality of a major customer.

As of September 30, 2013, our backlog was approximately $3,990,000, a decrease of $4,076,000, or 50.5%, compared to $8,066,000 at December 31, 2012. As a result of a decline in credit quality of a major customer we have chosen to omit from our backlog the remaining orders from this customer which totaled $2,598,000. We have received an additional $4,219,000 of orders in the 6 week period October 1, 2013 through November 13, 2013. Timing for completion of the backlog varies depending on the product mix and can be as long as two years. Included in the backlog are all accepted purchase orders with the exception of those that are included in percentage-of-completion. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits; however, it does not provide an assurance of future achievement of revenues or profits as order cancellations or delays are possible.

On August 5, 2011, we entered into a $9.1 million credit agreement with HSBC Bank, USA, N.A. (“HSBC”), secured by substantially all of our personal property. The credit agreement consists of a $7 million revolving credit loan and a $2.1 million five (5) year term loan. The revolving credit facility permits us to borrow on a revolving basis until August 5, 2014. Interest on the unpaid principal balance on this facility accrues at either (i) the LIBOR Rate plus 1.75% or (ii) the bank’s prime rate minus 0.50%. The term loan was used to pay off pre-existing mortgage indebtedness of the Company. Interest on the unpaid principal balance accrues at a fixed rate of 3.045%. Borrowings under this term loan were initially collateralized by $1 million in restricted cash, provided that, so long as no event of default has occurred and is then continuing, the bank will release $200,000 of the collateral on each anniversary of the closing date. The credit agreement also contains certain financial covenants, one of which we were not in compliance with on September 30, 2013. We secured a waiver from HSBC regarding that covenant.

We decided in late 2011 to expand our engineering, manufacturing, administration and Application Laboratory to further support and grow our existing product sales and the development and sales of new products. On March 16, 2012, effective as of March 15, 2012, we closed on the purchase of a 120,000 square foot facility located in Central Islip, New York 11722 (the “Property”) through the Town of Islip Industrial Development Agency, (the “Islip IDA”). This building will replace our two Ronkonkoma facilities which total 63,275 square feet. The transaction was structured pursuant to Section 1031 of the Internal Revenue Code, as amended, as a reverse tax deferred exchange. In order to avail ourselves of certain real estate and sales tax abatements, the purchase took the form of an assignment and lease purchase agreement with fee title continuing to be vested in the Islip IDA. The property was purchased from SJA Industries, LLC. The purchase price for the Property was $7,200,000, exclusive of closing costs.

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

As a result of the tax structure of the transaction for the sale of the facility at 1860 Smithtown Avenue, Ronkonkoma, New York, it was required that we use a portion of the proceeds received, approximately $1,309,000, towards reducing the mortgage on the property in Central Islip. The mortgage balance at September 30, 2013 was approximately $4,241,000.

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

We believe we have an ample amount of cash, and available credit facilities at September 30, 2013, to meet our working capital and investment requirements for the next twelve months.

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

The Company believes that Taiwan Glass has no legal basis for unilaterally refusing to accept and pay for equipment specially manufactured for them and shipped to them by the Company. Taiwan Glass has interposed an answer and counterclaims denying these allegations and is seeking unspecified monetary damages. On April 12, 2012, Taiwan Glass filed a motion seeking Partial Summary Judgment in the amount of $3,564,000 (representing the portion of the purchase price that it had previously paid to the Company). By Memorandum and Order dated November 7, 2012, the Court denied the Taiwan Glass motion in its entirety. Discovery has been completed. The Company is vigorously pursuing its claims against Taiwan Glass and defending against the counterclaims.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.          Defaults Upon Senior Securities.

None.

Item 4.          Mine Safety Disclosures.

Not Applicable.

Item 5.          Other Information.

None.

Item 6.         Exhibits

The exhibits below are hereby furnished to the SEC as part of this report:

31.1	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 14, 2013.

31.2	Certification of Glen R. Charles, Chief Financial Officer, dated November 14, 2013.

32.1	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 14, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Glen R. Charles, Chief Financial Officer, dated November 14, 2013, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

____________

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 2013.

CVD EQUIPMENT CORPORATION

By:	/s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

By:	/s/ Glen R. Charles
Glen R. Charles
Chief Financial Officer
(Principal Financial andAccounting Officer)

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