Form 10-K
period 2013-12-31
CVD EQUIPMENT CORP
filed 2014-03-31
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2013

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                                                                                                                                         Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                                                                                                                                     Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                        Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months/(or for such shorter period that the registrant was required to submit and post such files).                                                                               Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                            Yes ☐   No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.                          Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                    Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $40,518,370 at June 30, 2013

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 6,111,057 shares of Common Stock, $0.01 par value at March 15, 2014.

DOCUMENTS INCORPORATED BY REFERENCE: None.

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

Item 1.          Description of Business.

The use of the words “CVD,” “we,” “us” or “our” refers to CVD Equipment Corporation, a New York corporation incorporated on October 13, 1982, and its subsidiaries, except where the context otherwise requires.

We design, develop and manufacture custom and standard state-of-the-art equipment and process solutions used to develop and manufacture solar, nano and advanced electronic components, materials and coatings for research and industrial applications, with the focus on enabling tomorrow’s technologies™. We offer a broad range of chemical vapor deposition, gas control and other equipment that is used by our customers to research, design and manufacture semiconductors, solar cells, smart glass, carbon nanotubes, nanowires, LEDs, MEMS and industrial coatings used for medical, aerospace and other applications, as well as equipment for surface mounting of components onto printed circuit boards. Through our Application Laboratory, we provide process development support and process startup assistance. Our proprietary products are generally customized to meet the particular specifications of individual customers and to accelerate the commercialization of their proprietary intellectual property. We also offer standard products that are based on the expertise and know-how we have developed in designing and manufacturing our customized products.

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

Part of our strategy is to target opportunities in the research and development and production equipment market, with a focus on higher-growth applications such as medical, aerospace, solar smart glass, carbon nanotubes, nanowires, graphene, MEMS and LEDs. To expand our penetration into these growth markets, we have a line of proprietary standard products and custom systems. Historically, we manufactured products on a custom one-at-a-time basis to meet an individual customer’s specific research requirements. Our new proprietary systems leverage the technological expertise that we have developed through designing these custom systems onto a standardized basic core. This core is easily adapted through a broad array of available add-on options to meet the diverse product and budgetary requirements of the research community. By manufacturing the basic core of these systems in higher volumes, we are able to reduce both the cost and delivery time for our systems. These systems, which we market and sell under the EasyTube® product line, are sold to researchers at universities, research laboratories, and startup companies in the United States and throughout the world.

Sales of our proprietary standard, custom systems and process solutions have been driven by building on the success of our installed customer base, which includes several Fortune 500 companies. Historically, revenues have grown through sales to existing customers to meet additional capacity needs or new requirements, as well as to new customers. However, with the proprietary solutions and our expanded focus on “accelerating the commercialization of tomorrow’s technologiesTM” we are developing a new customer base. We have generally gained new customers through word of mouth, the movement of personnel from one company to another; limited print advertising and trade show attendance. We are now also gaining new customers by awareness of our company in the marketplace with results from our Application Laboratory, partnerships with startup companies, increased participation in trade shows and expanded internet advertising.

The core competencies we have developed in equipment and software design, as well as in systems manufacturing and process solutions, are used to engineer our finished products and to accelerate the commercialization path of our customer base. Our proprietary real-time, software allows for rapid configuration, and provides our customers with powerful tools to understand, optimize and repeatedly control their processes. Our vertically integrated structure allows us to control the manufacturing process, from bringing raw metal and components into our manufacturing facilities to shipping out finished products. These factors significantly reduce cost, improve quality and reduce the time it takes from customer order to shipment of our products. Our Application Laboratory allows selected customers to bring up their process tools in our Application Laboratory and to work together with our scientists and engineers to optimize process performance.

We conduct our operations through two divisions: (1) CVD/FirstNano, which includes our First Nano (“CVD/FirstNano”) and Conceptronic product lines (“CVD/Conceptronic”); and (2) Stainless Design Concepts (“SDC”). Each division operates on a day-to-day basis with its own operating manager while product development, sales and administration are managed at the corporate level.

Operating Divisions

CVD/First Nano supplies state-of-the-art chemical vapor deposition systems for use in the research, development and manufacturing of semiconductors, LEDs, carbon nanotubes, nanowires, solar cells and a number of industrial applications. We utilize our expertise in the design and manufacture of chemical vapor deposition systems to work with laboratory scientists to bring state-of-the-art processes from the research laboratory into production, as well as to provide production equipment and process solutions based on our designs. CVD/First Nano also operates our Application Laboratory where our personnel interact effectively with the scientists and engineers of our customer base. CVD/Conceptronic designs and manufactures reflow ovens and rework stations for the printed circuit board assembly and semi-conductor packaging industries. CVD/First Nano operates out of our main facility in Central Islip, New York.

Stainless Design Concepts (SDC) designs and manufactures ultra-high purity gas and chemical delivery control systems for state-of-the-art semiconductor fabrication processes, solar cells, LEDs, carbon nanotubes, nanowires, and a number of industrial applications. Our SDC products are sold on either a stand-alone basis, or together with our CVD/First Nano systems. SDC operates out of a 22,000 square foot facility fitted with Class 10 and Class 100 clean room manufacturing space located in Saugerties, New York.

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

Our Chemical Vapor Deposition systems are available in a variety of models that can be used in laboratory research and production. All models are offered with total system automation, a microprocessor control system by which the user can measure, predict and regulate gas flow, temperature, pressure and chemical reaction rates, thus controlling the process in order to enhance the quality of the materials produced. Our standard microprocessor control system is extremely versatile and capable of supporting the complete product line and most custom system requirements. These Chemical Vapor Deposition systems are typically priced between $80,000 and $1,500,000 but can go significantly higher.

Rapid Thermal Processing (“RTP”) - Used to heat semiconductor materials to elevated temperatures of up to 1,000 degrees Celsius at rapid rates of up to 200 degrees Celsius per second. Our RTP systems are offered for implant activation, oxidation, silicide formation and many other processes. We offer systems that can operate both at atmospheric or reduced pressures. Our RTP systems are priced up to $600,000.

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

Markets and Marketing

Due to the highly technical nature of our products, we believe it is essential to contact customers directly through our sales personnel and through a network of domestic and international independent sale representatives and distributors specializing in the type of equipment we sell. Our primary marketing activities include direct sales contacts, participation in trade shows and our internet websites. We are also focusing our efforts on being in the top listings on many search engines in order to increase the number of “hits” to our websites.

Customers

We are continuing to work on expanding our product offerings. Many of these products are used in research and in production applications. We sell our products primarily to electronic component manufacturers, institutions involved in electronic component research (such as universities, government and industrial laboratories) and to industries such as aerospace that require specialized coatings. We have both an international and domestic installed customer base in excess of 200 customers to whom we have sold systems within the last three years.

For the twelve months ended December 31, 2013, approximately 27.3% of our revenues were generated from foreign sales compared to 24.4% for the twelve months ended December 31, 2012. Revenue from a single customer in any one year can exceed 10.0% of our total sales. In fiscal year 2013 one customer represented 23.7% of our annual revenues and in 2012 another customer represented 16.6% of our annual revenues, respectively. We are not generally dependent on any single customer; however, the loss of any key customer would have to be replaced by others, as we have previously, and our inability to do so may have a material adverse effect on our business and financial condition.

Warranties

We normally warrant our equipment for a period of twelve to eighteen months after shipment, depending on the product, and pass along any warranties from original manufacturers of components used in our products. We provide for our own equipment servicing with in-house field service personnel. Warranty costs, including those incurred in fiscal years 2013 and 2012, have been historically insignificant and expensed as incurred.

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

CVD/First Nano competes primarily with in-house design and engineering personnel at research and university laboratories with the capacity to design and build their own equipment internally. Due to budgetary and funding constraints, many of these customers are extremely price sensitive. CVD/First Nano also competes with companies that have substantially greater financial, marketing and other resources to develop new products and support customers worldwide, as well as smaller competitors. We believe that our systems are among the most advanced available for the targeted market space. CVD/First Nano and CVD/Conceptronic’s proprietary reflow ovens and rework stations are used by the printed circuit board assembly and semiconductor packaging industries. CVD/Conceptronic also offers customized products for complex applications within the printed circuit board and other industries that use conveyor-type ovens in heating and drying applications. Our in-house design and engineering personnel develop leading edge technology for sale at competitive prices. CVD/Conceptronic competes with companies that are larger than our company and have substantially greater financial, marketing and other resources than we do. We believe that our reflow ovens and rework stations are among the most advanced available having leveraged our experience in designing and building customized products for our customers.

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

We have a fully-equipped machine shop that we use to fabricate most of our metal components in-house, including the most complex designed parts of our equipment. Our investment in CNC machines for our machine shop has increased our efficiencies while significantly reducing costs in production. Similarly, our quartz fabrication capability is sufficient to meet our quartz ware needs.

Materials procured from the outside and/or manufactured internally undergo a rigorous quality control process to ensure that the parts meet or exceed our requirements and those of our customers. Upon final assembly, all equipment undergoes a final series of complete testing to ensure maximum product performance.

Backlog

As of December 31, 2013, our order backlog was approximately $3,917,000 compared to approximately $8,342,000 at December 31, 2012, a decrease of $4,425,000 or 53.0%. The decrease is directly attributable to the purposeful reduction in the amount of new orders accepted during the transition phase of moving to our new Central Islip, New York facility. Now that the move is complete we have resumed our full sales efforts. Since January 1, 2014, we have received approximately $16,312,000 in new orders. The timing for completion of the backlog varies depending on the product mix and can be as long as two years. Included in the backlog are all accepted purchase orders with the exception of those that are included in our percentage-of-completion. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however, it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

Intellectual Property

Our success is dependent, in part on our proprietary technology and other proprietary rights. We have historically protected our proprietary information and intellectual property such as design specifications, blueprints, technical processes and employee know-how through the use of non-disclosure agreements. In addition, where we deem appropriate, we file for patent and trademark protection of our proprietary technology and intellectual property that has the potential to be incorporated into our standard products and can be sold to multiple customers. We also maintain and/or assert rights in certain trademarks relating to certain of our products and product lines, and claim copyright protection for certain proprietary software and documentation.

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

In 2012 we expanded our laboratory staff and began independently conducting cutting-edge research and product development for CVD Graphene. On January 9, 2014 we filed provisional patents, covering the promising results we had achieved. In 2013, we incurred approximately $1,837,000 of research and development expenses of which $1,013,000 was independent of external customer orders compared to 2012, when we incurred $1,330,000 of research and development expenses, $389,000 of which was independent of external customer orders.

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

Insurance

Some of our products are used in connection with explosive, flammable, corrosive and toxic gases. There are potential exposures to personal injury as well as property damage, particularly if operated without regard to the design limits of the systems and components. Management reviews its insurance coverage with our insurance agent on an annual basis. We have the following types of insurance coverage in amounts we believe are sufficient for our business:

●	Product liability
●	Property and contents
●	General liability
●	Directors and officers
●	Transportation
●	Business auto
●	General umbrella
●	Workers compensation
●	Employee benefits liability

Employees

At December 31, 2013, we had 171 employees, 169 of which were full time personnel and 2 of which were part time. We had 90 people in manufacturing, 34 in engineering (including research and development and efforts related to product improvement) 9 in field service, 12 in sales and marketing and 26 in general management, maintenance and administration.

Item 1A.     Risk Factors

Not applicable.

Item 1B.     Unresolved Staff Comments

None.

Item 2.        Description of Property.

On March 16, 2012, effective as of March 15, 2012, we closed on the purchase of a facility located at 355 South Technology Drive, Central Islip, New York 11722 (the “Facility”) through the Town of Islip Industrial Development Agency (the “Islip IDA”). This 130,000 square foot building replaced our two Ronkonkoma facilities which totaled 63,275 square feet. The transaction was structured pursuant to Section 1031 of the Internal Revenue Code, as amended, to be treated as a reverse tax deferred exchange. In order to avail ourselves of certain real estate and sales tax abatements, the purchase took the form of an assignment and lease purchase agreement with fee title continuing to be vested in the Islip IDA. The Facility was purchased from SJA Industries, LLC for $7,200,000 exclusive of closing costs. The financing consisted of a $6,000,000 loan secured by a mortgage held by HSBC Bank USA, N.A., subject to an installment sale agreement with the Town of Islip Industrial Development Agency. We also incurred additional renovation costs of approximately $5,109,000. We completed the move into the Facility in March 2013.

We previously maintained our headquarters at 1860 Smithtown Avenue, Ronkonkoma, New York, where we owned a 50,000 square foot manufacturing facility which we purchased in March, 2002 for $2,161,875. In addition we incurred $1,283,077 for renovations. On April 5, 2013, we sold this facility for the price of $3,875,000 (exclusive of closing costs).

Our SDC division operates out of a 22,000 square foot manufacturing facility situated on five acres of land which we purchased in December 1998 and is located at 1117 Kings Highway, Saugerties, New York. The property was purchased from Kidco Realty Corp. The purchase price for the property was $1,400,000. We financed $900,000 of the purchase price. On August 5, 2011, we entered into a $2.1 million five (5) year term loan with HSBC Bank, USA, N.A.,(“HSBC”), to pay off the existing mortgage of approximately $753,000 held by Capital One, Bank, N.A. on the Saugerties property and the two mortgages totaling approximately $1,339,000 held by Capital One Bank, N.A. on the property located at 979 Marconi Avenue, Ronkonkoma, NY 11779. As of December 31, 2013, the balance on this loan was $1,120,000. Interest on the unpaid principal balance accrues at a fixed rate of 3.045%. Borrowings under this term loan are collateralized by a security agreement on substantially all of the personal property of the Company, in addition to a $1 million restriction on funds deposited at HSBC, provided that so long as no event of default has occurred and is then continuing, HSBC will release $200,000 of collateral on each anniversary of the closing date. The restricted balance was reduced to $800,000 on August 5, 2012.

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

	High	Low
Year Ended December 31, 2013:
1st Quarter	$12.24	$9.89
2nd Quarter	11.58	7.86
3rd Quarter	14.65	8.88
4th Quarter	14.61	9.66

	High	Low
Year Ended December 31, 2012:
1st Quarter	$15.65	$10.43
2nd Quarter	14.51	11.72
3rd Quarter	13.14	9.68
4th Quarter	10.39	7.92

As of March 15, 2014 there were approximately 78 holders of record and approximately 2,152 beneficial owners of our common stock, and the closing sales price of our common stock as reported on the NASDAQ Capital Market was $10.98.

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

Equity Compensation Plan Information Table

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2013.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders	162,730	$4.44	616,513
Equity compensation plans not approved by security holders	--	N/A	--

Total	162,730	$4.44	616,513

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

We design, develop and manufacture standard and custom state-of-the-art equipment and process solutions used to develop and manufacture solar, nano, advanced electronic components, materials and coatings for research and industrial applications with the focus on enabling tomorrow’s technologiesTM. We offer a broad range of chemical vapor deposition, gas control and other equipment that is used by our customers to research, design and manufacture semi-conductors, solar cells, smart glass, carbon nanotubes, nanowires, LEDs, MEMS, and industrial coatings used for medical, aerospace and other applications, as well as equipment for surface mounting of components onto printed circuit boards. Our Application Laboratory focuses on higher efficiency material manufacturing for a wide variety of growth markets, as well as accelerating the introduction of nano materials into a range of products and applications, which are marketed through our wholly owned subsidiary, CVD Materials Corporation. In addition, we can provide process development support and process startup assistance. Our proprietary products are generally customized to meet the particular specifications of individual customers and to accelerate the commercialization of their proprietary intellectual property.

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

Results of Operations

In 2012, we purchased a 120,000 square foot facility located in Central Islip, New York 11722 (the “Property”) through the Town of Islip Industrial Development Agency, (the “Islip IDA”) and subsequently added another 10,000 square feet. This building replaced our two Ronkonkoma facilities which totaled 63,275 square feet.

Our 2012 and 2013 results of operations were significantly impacted by this transaction. A substantial amount of time and effort was dedicated to purchasing, renovating and moving into the new facility that proved to be disruptive to our continuing operations.

Revenue

Revenue for the year ended December 31, 2013 was approximately $17,884,000 compared to approximately $22,158,000 for the year ended December 31, 2012, a decrease of $4,274,000 or 19.3%. Annual revenue from the CVD/First Nano division decreased by approximately $5,943,000 or 31.3% to $13,014,000 which represented 72.8% of our total revenue during the year ended December 31, 2013 compared to $18,996,000 or 85.7% of our total revenue for the prior fiscal year. This decrease is directly attributable to the reduction in the amount of new orders accepted during this transition phase as well as the disruption and inefficiencies in production from dismantling and reconstructing equipment during the year. Overall revenue for the three months ended December 31, 2013 was approximately $4,880,000 compared to revenue of approximately $3,213,000 for the three months ended December 31, 2012, an increase of 51.9%, and a further indication that the distractions associated with the transition of moving into the new facility are behind us.

Revenue from outside customers for the SDC division increased by approximately 54.0% or $1,708,000 to $4,870,000 compared to $3,162,000 in the prior fiscal year. The SDC division represented 27.2% and 14.3% of our total revenue during the years ended December 31, 2013 and December 31, 2012 respectively.

Gross Profit

Overall gross profit in the current year amounted to approximately $6,710,000 with a gross profit margin of 37.5% compared to the gross profit of $7,989,000 with a gross profit margin of 36.1% for the year ended December 31, 2012. The CVD/First Nano division generated a gross profit margin including intercompany transactions of 37.8% for the year ended December 31, 2013, compared to a gross profit margin of 34.1% for the year ended December 31, 2012. We have begun to realize some of the efficiencies of hiring additional engineering and production personnel during the transition to our new Central Islip, New York facility so that they are now trained and productive. The SDC division’s gross profit margin including intercompany transactions increased to 33.8% for the year ended December 31, 2013 compared to 33.4% for the year ended December 31, 2012.

Selling, General and Administrative Expenses

Selling and shipping expenses were approximately $1,027,000 for the year ended December 31, 2013 compared to $1,237,000 for the year ended December 31, 2012, resulting in a decrease of 16.9% or $209,000. This decrease was primarily attributable to the decrease in commissions earned during 2013.

General and administrative expenses for the year ended December 31, 2013 were approximately $6,082,000 compared to $5,123,000 during the year ended December 31, 2012, an increase of $959,000 or 18.7%. This was primarily a result of legal fees related to the Taiwan Glass litigation, and increases in both personnel and occupancy costs.

Prior to 2012 all research and development expenses were incurred on customer orders and were classified as part of costs of goods sold. In 2012 we expanded our laboratory staff and began independently conducting cutting-edge research and product development for CVD Graphene. On January 9, 2014 we filed provisional patents covering the promising results we had achieved. In 2012 we incurred approximately $389,000 of costs not classified as part of costs of goods sold. We further expanded those efforts in 2013 and incurred approximately $1,013,000 of independent research and product development expenses.

In 2013, we incurred bad debt expense of $1,281,000 primarily, due to a major customer (in the solar industry) executing a General Assignment For the Benefit Of Creditors. As a result of that action, we wrote off all existing accounts receivables from that customer and some of the revenue previously recognized using percentage of completion accounting. Remaining equipment that had not been delivered to the customer, which was significant, was placed back in inventory.

During the twelve months ended December 31, 2013, we completed the sale of our facility located at 1860 Smithtown Avenue, Ronkonkoma, New York, where our former corporate headquarters was located. The selling price for the facility was approximately $3,875,000 and as a result. We incurred a long-term capital gain on the sale of approximately $887,000.

During the twelve months ended December 31, 2012, we completed the sale of our facility located at 979 Marconi Avenue, Ronkonkoma, New York, where our application laboratory was located. The selling price for the facility was approximately $1,659,000 and as a result, we incurred a loss on the sale of approximately $694,000.

Operating Loss/Income

As a result of the foregoing factors, we incurred an operating loss for the year ended December 31, 2013 of approximately ($1,806,000) compared to approximately $545,000 of operating income for the year ended December 31, 2012.

Interest Income

Interest income for the year ended December 31, 2013 was approximately $30,000 compared to approximately $32,000 for the year ended December 31, 2012. This decrease is primarily attributable to the decreased cash available as a result of the cash used for the renovations of the new headquarters at 355 South Technology Drive, Central Islip, New York. Our primary investing philosophy for the investment of our cash remains that of minimizing risk.

Interest Expense

We incurred approximately $164,000 of interest expense in the year ended December 31, 2013, which was approximately $41,000, or 20% less than the $205,000 incurred in the year ended December 31, 2012. This is primarily a result of paying off the mortgage associated with the sale of the former corporate headquarters in April, 2013 and in addition to the utilization of the proceeds received from that sale to reduce the outstanding mortgage on our current headquarters.

Other Expense/Iincome

We incurred approximately $17,000 of other expenses in 2013 compared to other income of approximately $28,000 in 2012. This was primarily attributable to the loss of certain rental income received at the former headquarters as well as income tax refunds received from prior year’s overpayments.

Income Tax Provision

For the twelve months ended December 31, 2013, we recorded an income tax benefit of approximately $1,396,000. This is primarily the result of applying federal, state and local income tax rates less research and development and other tax credits that we have availed ourselves of on a pre-tax loss of $1,957,000 as compared to an income tax benefit of approximately $35,000 for the twelve months ended December 31, 2012.

Net Income

As a result of the foregoing factors, for the year ended December 31, 2013, we incurred a net loss of approximately ($560,000) as compared to net income of $436,000 for the same period in 2012.

Inflation

Inflation has not materially impacted our operations.

Liquidity and Capital Resources

As of December 31, 2013, we had aggregate working capital of approximately $18,444,000 compared to aggregate working capital of $20,100,000 at December 31, 2012 and had available cash and cash equivalents of approximately $11,248,000 compared to approximately $13,721,000 in cash and cash equivalents at December 31, 2012. The decrease in working capital and cash and cash equivalents of $1,656,000 or 8.2% and $2,473,000 or 18.0%, respectively, is primarily attributable to the costs associated with the renovations of our new Central Islip, New York facility.

Accounts receivable, net of allowance for doubtful accounts, decreased by approximately $1,632,000 or 56.6% at December 31, 2013 to $2,883,000 compared to $4,515,000 at December 31, 2012. This decrease is due to reduction in sales and our decision to write off $1,328,000 in accounts receivable as a result of a major customer, in the solar industry, executing a General Assignment For The Benefit Of Creditors as well as the timing of shipments and customer payments.

Inventories as of December 31, 2013 were approximately $4,497,000 representing an increase of approximately $1,754,000 or 63.9% compared to the balance of $2,743,000 as of December 31, 2012. This increase in inventory is primarily due to the inclusion of equipment and materials not yet delivered to the solar customer that filed for reorganization.

As of December 31, 2013, our backlog was approximately $3,917,000, a decrease of $4,425,000 or 53.0% compared to $8,342,000 at December 31, 2012. The decrease is directly attributable to the purposeful reduction in the amount of new orders accepted during this transition phase of moving to the new building. The timing for completion of the backlog varies depending on the product mix and can be as long as two years. Included in the backlog are all accepted purchase orders with the exception of those that are included in our percentage-of-completion. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however, it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

On August 5, 2011, we entered into a $9.1 million credit agreement with HSBC Bank, USA, N.A., (“HSBC”) to replace our $5 million revolving credit agreement and $2.1 million of existing mortgages previously held by Capital One Bank, N.A. This agreement consists of a $7 million revolving credit facility and a $2.1 million five (5) year term loan. The revolving credit facility permits us to borrow on a revolving basis until August 5, 2014. Interest on the unpaid principal balance of the term loan accrues at a fixed rate of 3.045%. Borrowings under the term loan are collateralized by certain assets as defined under the agreement. The balance outstanding as of December 31, 2013 is $1,120,000. We have not utilized this revolving credit facility. The credit agreement also contains certain financial covenants, one of which we were not in compliance with at December 31, 2013. We have secured a waiver by HSBC on that covenant.

In March 2002, we received from General Electric Capital Corporation a $2,700,000 mortgage loan, secured by the real property and building and improvements to finance and improve our facility in Ronkonkoma, New York. The mortgage loan, which had an outstanding balance as of December 31, 2012 of $1,007,842, was payable in equal monthly installments of $22,285 including interest at 5.67% per annum; pursuant to an industrial development bond purchase agreement with the town of Islip Industrial Development Agency. We sold the property and building in April, 2013 and paid the remaining balance on the mortgage loan.

In April, 2013 we completed the sale of our corporate headquarters located at 1860 Smithtown Avenue, Ronkonkoma, New York. The selling price for the facility was approximately $3,875,000 and as a result we incurred a long-term capital gain on the sale of approximately $887,000. The transaction was structured pursuant to Section 1031 of the Internal Revenue Code, as amended, as a reverse tax deferred exchange.

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

Pursuant to the terms of an Accommodation Agreement, we entered a loan agreement (the “Loan”) with HSBC Bank USA, N.A. in the amount of $6,000,000, the proceeds of which were used to finance a portion of the purchase price. The Loan is secured by a mortgage against the Central Islip Facility. The loan is payable in 120 consecutive equal monthly installments of principal of $25,000 plus interest thereon and a final balloon payment of $3,000,000. As a result of the Section 1031 transaction a portion of the cash proceeds received from the sale of our previously owned building were used to reduce this loan by $1,309,000. This reduced the final balloon payment scheduled to come due when the Loan matures, to $1,691,000. Interest accrues on the Loan, at our option, at the variable rate of (a) 1.75% above LIBOR, which we chose or (b) a rate equal to 0.5% below HSBC’s prime rate. The Loan matures on March 15, 2022.

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

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.      Controls and Procedures.

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2013. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2013, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on the criteria established by the COSO Internal Control Framework.

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

None.

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

The following table sets for the names, ages and positions with the Company of each of our directors and executive officers, as of March 15, 2014.

Name	Age	Position(s) with the Company
Leonard A. Rosenbaum	68	Chairman of the Board of Directors, Chief Executive Officer, President

Martin J. Teitelbaum	63	Director, General Counsel and Assistant Secretary
Conrad J. Gunther	67	Director, Chairperson-Audit Committee
Bruce T. Swan	81	Director, Chairperson- Compensation Committee
Kelly S. Walters	43	Director, Chairperson-Finance Committee
Glen R. Charles	60	Chief Financial Officer, Secretary
Karlheinz Strobl	54	Vice President of Business Development
William S. Linss	56	Vice President of Operations-CVD/First Nano Division
Kevin R. Collins	47	Vice President and General Manager-SDC Division

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

Glen R. Charles

Glen R. Charles has been the Chief Financial Officer and Secretary of the Company since January, 2004. From 2002 until he joined the Company, he was the Director of Financial Reporting for Jennifer Convertibles, Inc., the owner and licensor of the largest group of sofabed specialty retail stores in the United States. From 1994 to 2002, he was the Chief Financial Officer of Trans Global Services, Inc., a public company providing temporary technical services to the aerospace, aircraft, electronics and telecommunications markets. Mr. Charles has also had his own business in the private practice of accounting. Mr. Charles earned his B.S. in Accounting from the State University of New York at Buffalo.

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

William S. Linss

William S. Linss is the Vice President, Operations for the CVD/First Nano Division of CVD. In addition to managing daily engineering and production operations, Bill is instrumental in expanding the company’s technology capabilities, developing new products and positioning CVD for growth. Prior to his promotion in 2013, Bill was the Division Manager for the CVD/First Nano Division since 2005. Bill has worked in Semiconductor Manufacturing and Chemical Vapor Deposition for 25 years. From 1980 through 1988 Bill worked at Standard Microsystems Corp. in Hauppauge, NY, advancing to Equipment Engineering Manager with all capital equipment responsibilities for SMC’s MOS/VLSIC manufacturing. Bill was employed by CVD from 1988 through 1994, advancing through various positions as Electrical Systems Designer, Field Service Engineer and Production Manager. From 1994 through 2001 Bill served as a Software Quality Assurance (SQA) Manager with Otari Corporation, at their Long Island pro-audio R&D office; and later with AP Engines in Sacramento, CA, a Cable TV billing solutions start-up.  In 2001, Bill re-joined CVD to head the newly acquired Research International Division for SMT reflow oven manufacturing, which then resulted in CVD’s acquisition of the Conceptronic product line.

Kevin R. Collins

Prior to his appointment as Vice President and General Manager-SDC Division, Mr. Collins served as the General Manager of CVD’s SDC Division since 1999. From 1990 to 1999 he was employed by Stainless Design Corp. as Manager of Field Operations and Product Development Advisor. Mr. Collins attended Columbia University School of Engineering and Applied Science.

Code Of Ethics

We have adopted a Corporate Code of Conduct and Ethics that applies to our employees, senior management and Board of Directors, including the Chief Executive Officer and Chief Financial Officer. The Corporate Code of Conduct and Ethics is available on our web site, http://www.cvdequipment.com, by clicking on “About Us” and then clicking on “Corporate Overview.”

Audit Committee

Our Board of Directors has an Audit Committee that consists of Conrad J. Gunther, Bruce T. Swan and Kelly S. Walters. During the fiscal year ended December 31, 2013, the Audit Committee held four meetings. Pursuant to the Audit Committee Charter, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and each such independent auditor shall report directly to the Committee. The Audit Committee also reviews with management and the independent auditors, our annual audited financial statements (including the disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the scope and results of annual audits and the audit and non-audit fees of the independent registered public accounting firm. Furthermore, the Audit Committee reviews the adequacy of our internal control procedures, the structure of our financial organization and the implementation of our financial and accounting policies. Messrs Gunther, Swan and Walters are “independent” under the requirements of the NASDAQ Stock Market.

The Board of Directors has determined that Conrad J. Gunther is an “audit committee financial expert” as that term is defined in the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors, officers and ten percent shareholders. To our knowledge, based solely on our review of (a) the copies of such reports and amendments thereto furnished to us and (b) written representations that no other reports were required, during our fiscal year ended December 31, 2013, all of the filings for our officers, directors and ten percent shareholders were made on a timely basis.

Item 11.     Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation of our chief executive officer and chief financial officer, and our “named executive officers,” for the years ended December 31, 2013 and 2012. The Company has no executive officers other than the “named executive officers.”

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation	Total ($)

Leonard A. Rosenbaum President and Chief Executive Officer	2013 2012	273,896 252,742	- -	- -	- 231,651(2)	273,896 484.393

Glen R. Charles Secretary and Chief Financial Officer	2013 2012	147,788 150,721	28,617 23,510	- -	- -	176,405 174,231

Karlheinz Strobl Vice President of Business Development	2013 2012	179,587 166,644	23,998 23,510	30,500(4) 30,500(4)	- -	234,085 220,654

Martin J. Teitelbaum General Counsel and Assistant Secretary	2013 2012	235,932 230,019	39,800 67,320	- -	61,900(3) 53,190(3)	337,632 350,529

William S. Linss Vice President-Operations CVD/First Nano Division	2013 2012	170,539 135,000	37,844 23,510	- -	- 18,838	208,383 177,348

Kevin R. Collins Vice President/General Manager SDC Division	2013 2012	123,462 115,000	26,079 20,133	- -	- -	149,541 135,133

(1)

Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the compensation costs recognized by CVD in fiscal 2013 and 2012 for option awards as determined pursuant to ASC 718. These compensation costs reflect option awards granted prior to fiscal 2013 and 2012. The assumptions used to calculate the value of option awards are set forth under Note 12 of the Notes to Consolidated Financial Statements. This column represents the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation). Pursuant to SEC rule changes effective February 28, 2010, we are required to reflect the total grant date fair values of the option grants in the year of grant, rather than the portion of this amount that was recognized for financial statement reporting purposes in a given fiscal year which was required under the prior SEC rules, resulting in a change to the amounts reported in prior Annual Reports.

(2)	The amount shown is attributable as to $123,480 as a result of the exercise by Mr. Rosenbaum of 21,000 shares of the Company’s common stock in 2012. The balance is attributable to accrued vacation time paid in 2012.

(3)	The amount shown is a result of the exercise of options to purchase the Company’s common stock.

(4)	The amount shown is attributable to non-qualified stock options to purchase 100,000 shares of the Company’s common stock granted to Mr. Strobl on October 10, 2007 that became exercisable as to 62.5% and 75.0% of the underlying shares on October 10, 2012 and October 10, 2013 respectively. These options were issued at a grant price equal to the then current market price of $4.62. These options expire on October 10, 2017.

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

Outstanding Equity Awards at December 31, 2013

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2013.

					OPTION AWARDS	STOCK AWARDS
	Number of Securities Underlying Options Exercisable	Number of Securities Options Unexercisable		Exercise Price	Option Expiration	Number of shares or units of stock that have not Vested	Market Value of shares or units of stock that have not Vested	Equity Incentive Plan Awards: Number of unearned shares or units that have not vested		Equity Incentive Plan Awards: Market or payout value of unearned shares or units that have not vested
Name	(#)	(#)		($)	Date	(#)	($)	(#)		($)

Leonard A Rosenbaum	24,000	-		3.65	12/12/2017	-	-	-		-

Glen R. Charles	-	-		-	-	-	-	1,000	(2)	14,540
								14,022	(3)	203,880

Karlheinz Strobl	75,000	25,000	(1)	4.62	10/10/2017	-	-	1,000	(2)	14,540
								12,019	(3)	174,756

Martin J. Teitelbaum	10,000	-		3.65	12/12/2017	16,000	232,640	-		-
	5,310	-		4.25	1/15/2020	-	-	-		-
	1,400	-		7.90	1/15/2021	-	-	-		-

William S. Linss								1,000	(2)	14,540
								24,038	(4)	349,513

Kevin R. Collins								750	(2)	10,905
								14,022	(3)	203,880

(1)	Options vest as to 12,500 shares on October 12 each year consecutively through 2015.
(2)	Restricted stock units vest on April 1 of 2014.
(3)	Restricted stock units vest as to 2,003 shares; 2,404 shares; 2,804 shares, 3,205 shares and 3,606 shares respectively each on November 15, 2014 through November 15, 2018
(4)	Restricted stock units vest as to 3,205 shares; 4,006 shares; 4,808 shares; 5,609 shares and 6,410 shares respectively each on November 15, 2014 through November 15, 2018.

2013 Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2013.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Restricted Stock Awards (1)	Total
Conrad J. Gunther	19,000	-	24,384	43,384
Bruce T. Swan	16,000	-	24,384	40,384
Kelly S. Walters	16,000	-	24,384	40,384
Carol R. Levy (2)	4,000	-	6,096	10,096

(1)

Amounts shown do not necessarily reflect compensation actually received by the named director. Instead, the amounts shown are the compensation costs recognized by CVD in fiscal 2013 for awards as determined pursuant to ASC 718. These compensation costs reflect awards granted in fiscal 2012. The assumptions used to calculate the value of option awards are set forth under Note 12 of the Notes to Consolidated Financial Statements.

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

The following table sets forth, as of March 15, 2014, information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent (5%) of our common stock, (b) each of our directors, (c) each of the named executive officers, and (d) all directors and executive officers and executive employees as a group. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of March 15, 2014.

Name and Address of Beneficial Owner(1)	Amounts and Nature of Beneficial Ownership (2)		Percent of Class (%)

Leonard A. Rosenbaum	940,850	(3)	15.4
Martin J. Teitelbaum	72,046	(4)	1.2
Conrad J. Gunther	66,413	(5)	1.1
Bruce T. Swan	12,935	(6)	*
Kelly S. Walters	3,225	(7)	*
Glen R. Charles	15,103	(8)	*
Karlheinz Strobl	86,223	(9)	1.4
William S. Linss	3,404	(10)	*
Kevin R. Collins	59,603	(11)	1.0
All directors and executive officers and executive employees as a group (eight (8) persons)	1,259,802		20.6

*Less than 1% of the outstanding common stock or less than 1% of the voting power

(1)	The address of Messrs. Rosenbaum, Teitelbaum, Gunther, Swan, Walters, Charles, Strobl, Linss and Collins is c/o CVD Equipment Corporation, 355 South Technology Drive, Central Islip, New York 11722.

(2)	All of such shares are owned directly with sole voting and investment power, unless otherwise noted below.

(3)	Includes options to purchase 24,000 shares of our common stock.

(4)

Includes 2,000 shares held by Mr. Teitelbaum’s wife as to which beneficial ownership thereof is disclaimed by Mr. Teitelbaum, and options to purchase 6,710 shares of our common stock. Does not include 12,000 shares of unvested restricted common stock.

(5)	Includes options to purchase 32,110 shares of our common stock. Does not include 1,275 shares of unvested restricted common stock.

(6)	Does not include 1,275 shares of unvested restricted common stock.

(7)	Includes options to purchase 2,800 shares of our common stock. Does not include 1,275 shares of unvested restricted common stock.

(8)	Does not include 14,022 units of unvested restricted common stock.

(9)	Includes options to purchase 75,000 shares of our common stock. Does not include options to purchase 25,000 shares of our common stock. Does not include 12,019 shares of unvested restricted common stock.

(10)	Does not include 24,038 units of unvested restricted common stock.

(11)	Does not include 14,022 units of unvested restricted common stock.

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

Item 14.     Principal Accountant Fees and Services.

The following presents fees for professional audit services rendered by MSPC, Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”), for the audit of our financial statements for the years ended December 31, 2013 and December 31, 2012.

Audit Fees

The aggregate fees billed by MSPC for the annual audit of the Company, quarterly interim reviews of financial statements including our reports on Form 10-Q and services normally provided by them in connection with statutory and regulatory filings for fiscal years 2013 and 2012, were $120,000 and $110,000, respectively.

Audit- Related Fees

We incurred $9,600 in audit-related fees in 2013 and $10,000 in 2012.

Tax Fees

Tax fees in 2013 consisted of the tax preparation of the 2012 tax returns by Baker, Tilley, Virchow Krause, LLP, formerly Holtz, Rubenstein Reminick LLP. The aggregate fees billed in 2013 were $18,000. The aggregate fees billed in 2012 were $20,235.

All Other Fees

We did not incur any other fees in 2013 or 2012.

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

DATE:        March 31, 2014

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

NAME	POSITION	DATE

/s/ Leonard A Rosenbaum	President, Chief Executive Officer and Director	March 31, 2014
Leonard A. Rosenbaum	(Principal Executive Officer)

/s/ Martin J. Teitelbaum	Director, General Counsel and Assistant Secretary	March 31, 2014
Martin J. Teitelbaum

/s/ Conrad J. Gunther	Director	March 31, 2014
Conrad J. Gunther

/s/ Bruce T. Swan	Director	March 31, 2014
Bruce T. Swan

/s/ Kelly S. Walters	Director	March 31, 2014
Kelly S. Walters

CVD EQUIPMENT CORPORATION AND SUBSIDIARies

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

   CVD Equipment Corporation and Subsidiary

   Central Islip, New York

We have audited the accompanying consolidated balance sheets of CVD Equipment Corporation and Subsidiaries as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the two-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CVD Equipment Corporation and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ MSPC

Certified Public Accountants and Advisors,

A Professional Corporation

Cranford, New Jersey

March 31, 2014

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31,

	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$11,247,560	$13,721,324
Accounts receivable, net	2,883,443	4,515,124
Costs and estimated earnings in excess of billings on uncompleted contracts	1,577,969	2,730,104
Inventories, net	4,497,349	2,742,905
Deferred income taxes	1,443,321	189,153
Other current assets	246,240	192,438
Total Current Assets	21,895,882	24,091,048

Property, plant and equipment, net	15,492,111	12,894,154
Construction in progress	128,171	4,051,573

Deferred income taxes	710,983	568,744

Restricted Cash	800,000	800,000

Other assets	70,376	78,128

Intangible assets, net	44,116	41,614
Total Assets	$39,141,639	$42,525,261

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$720,000	$935,822
Billings in excess of costs and estimated earnings on uncompleted contracts	252,890	475,905
Accounts payable	468,072	888,058
Accrued expenses	1,806,370	1,355,389
Deferred revenue	204,527	335,404
Total Current Liabilities	3,451,859	3,990,578

Long-term debt, net of current portion	4,565,508	7,387,019
Total Liabilities	8,017,367	11,377,597

Commitments and Contingencies (Note 16)	-	-

Stockholders’ Equity:
Common stock - $0.01 par value – 10,000,000 shares authorized: issued and outstanding, 6,091,707 shares at December 31, 2013 and 6,046,970 shares at December 31, 2012	60,917	60,470
Additional paid-in capital	21,527,375	20,990,891
Retained earnings	9,535,980	10,096,303
Total Stockholders’ Equity	31,124,272	31,147,664

Total Liabilities and Stockholders’ Equity	$39,141,639	$42,525,261

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31,

	2013	2012

Revenue	$17,883,927	$22,157,737

Cost of revenue	11,173,893	14,169,163

Gross profit	6,710,034	7,988,574

Operating expenses
Selling and shipping	1,027,296	1,236,699
General and administrative	6,081,783	5,123,430
Research & development	1,013,157	389,410
Bad debt expense	1,281,352	-
(Gain)/loss on sale of buildings	(887,477)	693,818

Total operating expenses	8,516,111	7,443,357

Operating (loss) income	(1,806,077)	545,217

Other income (expense):
Interest income	29,931	31,620
Interest expense	(163,738)	(204,874)
Other (expense)/income	(16,846)	28,129
Total other (expense) net	(150,653)	(145,125)

(Loss)/income before income tax expense	(1,956,730)	400,092
Income tax (benefit)	(1,396,407)	(35,494)

Net (loss)/income	$(560,323)	$435,586

Basic (loss)/earnings per common share	$(0.09)	$0.07
Diluted (loss)/earnings per common share	$(0.09)	$0.07

Weighted average common shares outstanding basic	6,071,375	6,007,326

Weighted average common shares outstanding diluted	6,071,375	6,132,237

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance – January 1, 2012	5,958,785	$59,589	$20,470,367	$9,660,717	$30,190,673

Exercise of stock options	68,210	682	285,865		286,547

Stock-based compensation	19,975	199	234,659		234,858

Net income				435,586	435,586

Balance – December 31, 2012	6,046,970	$60,470	$20,990,891	$10,096,303	$31,147,664

Exercise of stock options	16,650	167	75,569		75,736

Stock-based compensation	28,087	280	460,915		461,195

Net (loss)				(560,323)	(560,323)

Balance – December 31, 2013	6,091,707	$60,917	$21,527,375	$9,535,980	$31,124,272

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31,

	2013	2012
Cash flows from operating activities:
Net (loss)/income	$(560,323)	$435,586
Adjustments to reconcile net income to net cash used in operating activities
Stock-based compensation	461,195	234,858
(Gain)/loss on sale of buildings	(887,477)	693,818
(Gain)/loss on sale of other fixed assets	16,575	(3,288)
Depreciation and amortization	646,422	515,215
Deferred income tax expense	(1,396,407)	(178,307)
Provision for doubtful accounts	75,071	6,537
(Increase)/decrease in operating assets
Accounts receivable	1,556,610	(858,082)
Cost in excess of billings on uncompleted contracts	1,152,135	680,720
Inventories, net	(1,754,444)	464,168
Other current assets	(53,801)	(41,635)
(Decrease)/increase in operating liabilities
Billings in excess of costs and estimated earnings on uncompleted contracts	(223,015)	(1,211,305)
Accounts payable	(419,986)	106,004
Accrued expenses	450,982	(271,888)
Deferred revenue	(130,877)	(754,562)
Total adjustments	(507,017)	(617,747)
Net cash used in operating activities	(1,067,340)	(182,161)

Cash flows from investing activities:
Restricted cash	-	200,000
Capital expenditures	(2,071,557)	(11,796,740)
Proceeds from sale of building	3,619,899	1,582,323
Proceeds from sale of other fixed assets	-	21,500
Deposits	6,833	322,281
Net cash provided by/(used in) investing activities	1,555,175	(9,670,636)

Cash flows from financing activities
Net proceeds from stock options exercised	75,735	286,547
Proceeds from long-term debt	-	6,000,000
Payments of long-term debt	(3,037,334)	(848,953)
Net cash (used in)/provided by financing activities	(2,961,599)	5,437,594

Net decrease in cash and cash equivalents	(2,473,764)	(4,415,203)

Cash and cash equivalents at beginning of year	13,721,324	18,136,527

Cash and cash equivalents at end of year	$11,247,560	$13,721,324

Supplemental disclosure of cash flow information:
Income taxes paid	$25	$451,525
Interest paid	$163,738	$204,874

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 1 – Business Description

CVD Equipment Corporation and its subsidiaries (the “Company”), a New York corporation, was organized and commenced operations in October 1982. Its principal business activities include the manufacturing of chemical vapor deposition equipment, customized gas control systems, the manufacturing of process equipment suitable for the synthesis of a variety of one-dimensional nanostructures and nanomaterials and a line of furnaces, all of which are used primarily to produce semiconductors and other electronic components. The Company engages in business throughout the United States and internationally.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CVD Equipment Corporation and its wholly owned subsidiaries. In December 1998, a subsidiary, Stainless Design Concepts, Ltd., was formed as a New York Corporation. In April 1999, this subsidiary was merged into CVD Equipment Corporation. The Company has two wholly owned subsidiaries: CVD Materials Corporation, which provides marketing for our Application Laboratory and FAE Holdings 411519R, LLC, a real estate holding company whose sole asset is its interest in the real estate and building housing our corporate headquarters.. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

December 31, 2013 and 2012

Note 2 - Summary of Significant Accounting Policies (continued)

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The accounting guidance on accounting for uncertainty in income taxes also addresses derecognition, classification, interest and penalties on income taxes, and accounting in interim periods. The Company does not believe it has any uncertain tax positions through the year ending December 31, 2013 which would have a material impact on the Company’s consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 2 - Summary of Significant Accounting Policies (continued)

The Company and its subsidiaries file combined income tax returns in the U.S. Federal and New York State jurisdiction. In addition, the parent company files standalone tax returns in California, Michigan, Minnesota, New Hampshire and Wisconsin. The Company is no longer subject to U.S. federal and state income tax examinations for tax periods before 2010.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if any, in its income tax provision. The Company had no interest and penalties accrued at December 31, 2013 and 2012.

Long Lived Assets

Long-lived assets consist primarily of property, plant and equipment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets.” If the asset is determined to be impaired, the impairment loss is measured on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value. The Company had no recorded impairment charges in the consolidated statement of operations during each of the years ended December 31, 2013 and 2012.

Construction in Progress

Construction in progress consists of amounts expended for renovating the new facility which was purchased on March 15, 2012. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

Computer Software

The Company follows ASC 350-40, “Internal Use Software.” This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs totaled $10,890 and $4,495 for the years ended December 31, 2013 and 2012, respectively, and are included in Other Assets. All computer software is amortized using the straight-line method over its estimated useful life of three to five years. Amortization expense related to computer software totaled $7,433 and $4,869 for the years ended December 31, 2013 and 2012, respectively.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 2 - Summary of Significant Accounting Policies (continued)

Intangible Assets

The cost of intangible assets is being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 20 years. Amortization expense recorded by the Company in 2013 and 2012 totaled $6,964 and $9,228, respectively.

Research & Development

Research and development costs are expensed as incurred. With our efforts having been utilized exclusively on customer orders, it has historically been included as part of cost of revenue in the consolidated statements of operations. In 2012 we expanded our laboratory staff and began conducting research and development independently. In 2013 we incurred approximately $1,837,000 of research and development expenses of which $1,013,000 were independent of external customer orders compared to 2012, when we incurred approximately $1,330,000 of research and development expenses of which $389,000 were independent of external customer orders.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $107,496 and $32,425 as of December 31, 2013 and 2012, respectively. The allowance is based on historical experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may fluctuate based on changes in economic and customer conditions. The Company doesn’t require collateral from its customers.

Product Warranty

The Company records warranty costs as incurred and does not provide for possible future costs. Management estimates such costs are immaterial based on historical experience. However, it is reasonably possible that this estimate may differ in future periods.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 2 - Summary of Significant Accounting Policies (continued)

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

December 31, 2013 and 2012

Note 2 - Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company records stock-based compensation in accordance with the provisions set forth in ASC 718, “Stock Compensation” using the modified prospective method. ASC 718 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

Shipping and Handling

It is the Company’s policy to include freight charges billed to customers in total revenue. The amount included in revenue was $71,179 and $35,779 for the years ended December 31, 2013 and 2012, respectively. Included in selling and shipping expense is $49,232 and $124,541 for shipping and handling costs for each of the years ended 2013 and 2012, respectively.

Reclassification

Certain items in the comparative financial statements have been reclassified to conform to the current year's presentation.

Recently Adopted Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-09, Fair Value Measurement (Topic 820): Deferral of the Effective Date of Certain Disclosures for Nonpublic Employee Benefit Plans in Update No. 2011-04. The amendments in this Update apply to certain quantitative disclosure requirements for an employee benefit plan, other than those plans that are subject to the Securities and Exchange Commission’s filing requirements ( hereafter “nonpublic employee benefit plan”), that holds investments in its plan sponsor’s own nonpublic entity equity securities, including equity securities of its plan sponsor’s nonpublic affiliated entities and that are within the scope of the disclosure requirements contained in FASB ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update 2011-04 (Topic 820) of quantitative information about the significant unobservable inputs used in Level 3 fair value measurements for investments held by a nonpublic employee benefit plan in its plan sponsor’s own nonpublic entity equity securities, including equity securities of its plan sponsor’s nonpublic affiliated entities. The amendments in this ASU do not defer the effective date for those certain quantitative disclosures for other nonpublic entity equity securities held in the nonpublic employee benefit plan or any qualitative disclosures. The deferral in this amendment is effective upon issuance for financial statements that have not been issued. This ASU is not expected to have a significant impact of the Company’s financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 2 - Summary of Significant Accounting Policies (continued)

In July 2013, the FASB issued ASU 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the US Treasury rate and the London Interbank Offered Rate (“LIBOR”). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. This ASU is not expected to have a significant impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. An unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. For nonpublic entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements.

We believe there is no additional new accounting guidance adopted, but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 3 – Uncompleted Contracts

Costs, estimated earnings, and billings on uncompleted contracts are summarized as follows:

	2013	2012
Costs incurred on uncompleted contracts	$1,807,628	$10,733,663
Estimated earnings	1,229,038	9,465,412
	3,036,666	20,199,075
Billings to date	(1,711,587)	(17,944,876)
	$1,325,079	$2,254,199

	2013	2012
Included in accompanying balance sheets
Under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$1,577,969	$2,730,104

Billings in excess of costs and estimated earnings on uncompleted contracts	$(252,890)	$(475,905)

Note 4 - Inventories

Inventories consist of:

	2013	2012

Raw materials	$4,058,350	$1,441,370
Work-in-process	300,460	304,916
Finished goods	138,539	996,619
Totals	4,497,349	2,742,905

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 5 – Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:

	2013	2012
Land	$2,220,000	$2,110,000
Buildings	6,631,039	8,903,514
Building improvements	5,417,620	1,746,712
Machinery and equipment	2,329,299	2,034,012
Furniture and fixtures	703,999	356,460
Computer equipment	576,111	536,206
Transportation equipment	65,994	41,599
Lab equipment	1,560,251	1,560,251
Totals at cost	19,504,313	17,288,754
Less: Accumulated depreciation and amortization	(4,012,202)	(4,394,600)
	$15,492,111	$12,894,154

Depreciation and amortization expense (1)	$646,422	$515,215

(1)	Includes amortization expense of $20,434 and $14,096 for the years ending December 31, 2013 and 2012, respectively. Such amortization expense relates to other capitalized and intangible assets.

Note 6 – Intangible Assets

2013

Intangible Assets	Weighted Average Amortization Period	Cost	Accumulated Amortization	Carrying Amount

Patents & Copyrights	17	$57,818	$30,369	$27,449
Intellectual Property	15	100,000	83,333	16,667
Licensing Agreement	5	10,000	10,000	0
Certifications	3	58,722	58,722	0
Other	5	21,492	21,492	0

Totals		$248,032	$203,916	$44,116

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 6 – Intangible Assets (continued)

2012

Intangible Assets	Weighted Average Amortization Period	Cost	Accumulated Amortization	Carrying Amount

Patents & Copyrights	16	$46,692	$28,405	$18,287
Intellectual Property	15	100,000	76,673	23,327
Licensing Agreement	5	10,000	10,000	0
Certifications	3	58,722	58,722	0
Other	5	21,492	21,492	0

Totals		$236,906	$186,702	$41,614

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2013 is as follows:

Year Ended
2014	$7,242
2015	7,008
2016	6,943
2017	3,504
2018	1,839
Thereafter	17,580
Total	$44,116

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 7 – Financing Arrangements (continued)

Effective as of March 15, 2012, we closed on the purchase of a 120,000 square foot facility located at 355 South Technology Drive, Central Islip, New York (the “Central Islip facility”) through the town of Islip Industrial Development Agency (Note 8). The purchase price for the Property was $7,200,000 exclusive of closing costs. Pursuant to the terms of an Accommodation Agreement, we entered into a loan agreement with HSBC Bank, in the amount of $6,000,000 (the “Loan”), proceeds of which were used to finance a portion of the purchase price on the Central Islip facility. The cash proceeds we received in from the sale of our previously owned headquarters were used to reduce this loan by $1,309,000. The Loan is secured by the mortgage against the Central Islip facility. Interest presently accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% or HSBC’s prime rate minus 0.50%. This rate was 1.9166% on December 31, 2013 and the loan matures on March 1, 2022.

Note 8 – Long-term Debt

Long-term debt as of December 31 consists of the following:

	2013	2012
HSBC BANK USA, NA
$2,100,000 5 year term loan payable in monthly installments of $35,000 plus interest on the unpaid principal balance which accrues at a fixed rate of 3.045%. This term loan is secured by $1 million, provided that, so long as no event of default has occurred and is then continuing, HSBC will release $200,000 of the collateral on each anniversary of the closing date. On August 5, 2012 HSBC released $200,000, to reduce the collateral to $800,000. HSBC did not release any funds in 2013, as we were not in compliance with the terms of one of the covenants of the agreement.	$1,120,000	$1,540,000

GENERAL ELECTRIC CAPITAL CORPORATION
$2,700,000 Mortgage payable secured by real property, building and improvements at 1860 Smithtown Avenue, Ronkonkoma, NY pursuant to an installment sale agreement with the Town of Islip Industrial Development Agency; This amount was paid in full on April 5, 2013.	-----	1,007,841

HSBC BANK USA, NA
$6,000,000 Mortgage payable secured by real property Buildings and improvements at 355 South Technology Drive, Central Islip, NY payable in monthly principle installments of $25,000 plus interest. Interest presently accrues at our option, at the variable rate of LIBOR plus 1.75% or HSBC’s prime rate minus 0.50% The loan matures on March 1, 2022.	4,165,508	5,775,000
Totals	5,285,508	8,322,841
Less: Current maturities	720,000	935,822
Long-term debt	4,565,508	7,387,019

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 8 – Long-term Debt (continued)

Future maturities of long-term debt as of December 31, 2013 are as follows:

2014	$720,000
2015	720,000
2016	580,000
2017	300,000
2018	300,000
Thereafter	2,665,508
$5,285,508

As of December 31, 2013, we were not in compliance with the terms of the covenants in both HSBC Bank, USA, N.A. loan agreements. We received waivers on the agreements.

Note 9 – Earnings per Share

The calculation of basic and diluted weighted average common shares outstanding is as follows:

	2013	2012
Weighted average common shares outstanding basic earnings per share	6,071,375	6,007,326

Effect of potential common share issuance:
Stock options	-	124,911

Weighted average common shares outstanding
Diluted earnings per share	6,071,375	6,132,237

Stock options to purchase 187,730 shares of common stock were outstanding and 162,730 were exercisable at December 31, 2013. At December 31, 2013 none of the outstanding options were included in the earnings per share calculation as their effect would have been anti-dilutive. At December 31, 2012, outstanding options to purchase 200 shares were not included in the diluted earnings per share calculation, because the exercise price was higher than the average market price.

Note 10 – Income Taxes

At December 31, 2013, the Company had approximately $78,000 of capital loss carryforwards and $2,698,000 of net operating loss carryforwards, $125,000 of New York State investment tax credit carryforwards and $683,000 of federal research and development tax credits.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 10 – Income Taxes (continued)

If not utilized, a portion of the capital loss carryover will expire in 2014, the investment tax credits expire from 2014 through 2028 and the research and development tax credits expire from 2028-2033. Based on the available objective evidence, including the Company’s history of taxable income and the character of that income, management believes it is more likely than not that these components of the Company’s deferred tax assets will be fully utilized. The Company did not provide for an allowance against its total net deferred tax assets at December 31, 2013 but has provided for a partial valuation allowance against its total net deferred tax assets at December 31, 2012 of approximately $475,000 attributable to these components.

The (benefit) expense for income taxes includes the following:

	2013		2012
Current:
Federal	$	----	$135,031
State		----	7,782
Total current tax provision		----	142,813
Deferred:
Federal		(1,230,271)	(150,999)
State		(166,136)	(27,308)
Total deferred tax provision		(1,396,407)	(178,307)
Income tax benefit		$(1,396,407)	$(35,494)

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 10 – Income Taxes (continued)

The tax effects of temporary differences giving rise to significant portions of the net deferred taxes are as follows:

	2013	2012

Allowance for doubtful accounts	$45,148	$13,618
Inventory capitalization	36,591	15,792
Depreciation and amortization	(385,907)	(585,231)
Investment tax credits	600,000	600,000
Research & development tax credits	683,495	435,051
Compensation costs	239,876	235,384
Vacation accrual	274,307	250,046
Capital loss carryforward	1,135,794	268,237
Gross deferred tax asset	2,629,304	1,232,897
Less valuation allowance	(475,000)	(475,000)
Net deferred tax asset	$2,154,304	$757,897

Net current deferred tax asset	1,443,321	189,153
Net long-term deferred tax asset	710,983	568,744
Net deferred tax asset	$2,154,304	$757,897

The reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	2013	2012

Expected provision at federal statutory tax rate (34%)	$(665,288)	$136,031
State taxes, net of federal benefit	(109,650)	(12,887)
Stock-based compensation expense	(217,648)	(112,008)
Domestic production activities deduction	---	(16,298)
Capital gains/(losses) carryforward	(111,225)	104,138
Federal research & development credit	(248,444)	(98,726)
Other permanent differences	(44,152)	(35,744)
Income tax benefit	$(1,396,407)	$(35,494)

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

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

2007 Share Incentive Plan

On December 12, 2007, shareholders approved the Company’s 2007 Share Incentive Plan (“Incentive Plan”), in connection therewith, 750,000 shares of the Company’s common stock are reserved for issuance pursuant to options or restricted stock that may be granted under the Share Incentive Plan through December 12, 2017. In 2010, 16,500 shares of the Company’s common stock were granted and issued to the Company’s five outside directors. In 2011, 40,400 shares of the Company’s common stock were granted and issued to directors and key employees. In December 2011, the company granted options to purchase 200 shares of its common stock to an outside director. These options expire ten years after the date of grant. In 2012, 19,975 shares of stock were granted and issued to the Company’s four outside directors and key employees. In 2013, 28,087 shares of stock were granted and issued to directors and key employees.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

NOTE 11 – Stockholders’ equity (continued)

The purchase price of the common stock under each option plan shall be determined by the Committee, provided, however, that such purchase price shall not be less than the fair market value of the shares on the date such option is granted. The stock options generally expire seven to ten years after the date of grant. The Company recorded stock-based compensation of $461,195 and $234,858 for the years ended December 31, 2013 and 2012, respectively.

A summary of the stock option activity related to the 1989 and 2001 Stock Option Plans and the 2007 Share Incentive Plan for the period from January 1, 2011 through December 31, 2012 is as follows:

1989 Non-Qualified Stock Option Plan

	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Year ended December 31, 2012 Number of shares	102,000	-0-	60,100	0	41,900	41,900
Weighted average exercise price Per share	$4.35	-0-	-0-	-0-	$4.82	$4.82
Year ended December 31, 2013 Number of shares	41,900	-0-	6,650	-0-	35,250	35,250
Weighted average exercise price Per share	$4.82	-0-	-0-	-0-	$4.62	$4.62

2001 Non-Qualified Stock Option Plan

	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Year ended December 31, 2012 Number of shares	170,590	-0-	8,110	-0-	162,480	124,980
Weighted average exercise price Per share	$4.41	-0-	-0-	-0-	$4.35	$4.27
Year ended December 31, 2013 Number of shares	162,480	-0-	10,000	-0-	152,480	127,480
Weighted average exercise price Per share	$4.35	-0-	-0-	-0-	$4.40	$4.35

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 11 – Stockholders’ equity (continued)

2007 Share Incentive Plan

	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Year ended December 31, 2012 Number of shares	200	-0-	-0-	-0-	200	200
Weighted average exercise price Per share	$11.51				$11.51	$11.51
Year ended December 31, 2013 Number of shares	200	-0-	-0-	200	-0-	-0-
Weighted average exercise price Per share

The Company has 187,730 of outstanding stock options under the three Plans at December 31, 2013.

The following table summarizes information about the outstanding and exercisable options at December 31, 2013.

			Options Outstanding				Options Exercisable
				Weighted	Weighted			Weighted
				Average	Average			Average
Exercise			Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price Range			Outstanding	Contractual	Price	Value	Exercisable	Price	Value

$3.00	-	3.99	62,000	3.95	$3.65	$675,180	62,000	$3.65	$675,180
$4.00	-	4.49	15,930	6.04	$4.25	$163,920	15,930	$4.25	$163,920
$4.50	-	4.99	100,000	3.78	$4.62	$992,000	75,000	$4.62	$744,000
$5.00	-	7.99	9,800	7.04	$7.90	$65,072	9,800	$7.90	$65,072

The intrinsic value of the 16,650 options exercised during the year ended December 31, 2013 was $90,988. The intrinsic value of the 68,210 options exercised during the year ended December 31, 2012 was $442,907.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 11 – Stockholders’ equity (continued)

Restricted Stock Awards

The following table summarizes restricted stock awards for the year ended December 31, 2013:

		Weighted
		Average Grant
	Shares of	Date Fair
	Restricted Stock	Value
Unvested outstanding at January 1, 2012	20,000	$10.97

Granted	8,000	$12.32
Vested	(12,000)	$11.87
Forfeited/Cancelled	-

Unvested outstanding at December 31, 2012	16,000	$10.97

Granted	7,800	$10.16
Vested	(11,800)	$10.43
Forfeited/Cancelled	-

Unvested outstanding at December 31, 2013	12,000	$10.97

The total fair value of shares of restricted stock awards vested for the years ended December 31, 2013 and 2012 was approximately $123,000 and $142,000 respectively

The fair value of the outstanding restricted stock awards will be recorded as stock compensation expense over the vesting period. As of December 31, 2013 there was $132,000 of unrecognized compensation costs related to restricted stock awards, which is to be recognized over a period of 2.35 years.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

NOTE 11 – Stockholders’ equity (continued)

Restricted Stock Units

		Weighted
	Shares of	Average Grant
	Restricted	Date Fair
	Stock Units	Value
Unvested outstanding at January 1, 2012	35,300	$7.19

Granted	7,125	$11.95
Vested	(11,850)	$7.22
Forfeited/Cancelled	-

Unvested outstanding at December 31, 2012	30,575	$8.29

Granted	133,955	$11.66
Vested	(20,287)	$9.38
Forfeited/Cancelled	-

Unvested outstanding at December 31, 2013	144,243	$11.26

The total fair value of vested restricted stock units was $190,000 and $86,000 respectively for the years ended December 31, 2013 and 2012.

The fair value of the outstanding restricted stock units will be recorded as stock compensation expense over the vesting period. As of December 31, 2013, there was $1,624,000 of total unrecognized compensation costs related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.51 years.

During the years ended December 31, 2013 and 2012, the Company recorded into selling and general administrative expense approximately $462,000 and $235,000 for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of ASC 718.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 12 – Defined Contribution Plan

On August 1, 1998, the Company adopted a 401(k) Plan for the benefit of all eligible employees. All employees as of the effective date of the 401(k) Plan became eligible. An employee who became employed after August 1, 1998 would become a participant after three months of continuous service.

Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are optional. During the years ended December 31, 2013 and 2012, the Company incurred administrative costs totaling $2,380 and $2,317 respectively. No discretionary employer contribution has been made for 2013 and 2012.

Note 13 – Significant Risks and Uncertainties

Cash and Cash Equivalents

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at December 31, 2013 and at December 31, 2012 was $9,834,765 and $4,397,166, respectively.

Sales Concentrations

Revenue to a single customer in any one year can exceed 10.0% of our total sales. In fiscal year 2013 one customer represented 23.7% of our annual revenues and in 2012 another customer represented 16.6% of our annual revenues, respectively. We are not dependent on any single customer, and the loss of any key customer would have to be replaced by others, as we have previously, or our inability to do so may have a material adverse effect on our business and financial condition.

Export sales to unaffiliated customers represented approximately 27.3% and 24.4% of sales for the years ended December 31, 2013 and 2012, respectively. Export sales in both 2013 and 2012 were primarily to customers in Europe and Asia. All contracts are denominated in U.S. dollars. The Company does not enter into any foreign exchange contracts.

Note 14 – Related Party Transactions

The Company maintains bank accounts and deposits cash in Community National Bank. Conrad Gunther, a director of the Company, is a Senior Vice President and Senior Loan Officer at Community National Bank. The Company does not pay any fees to Mr. Gunther or Community National Bank in connection with this investment vehicle.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

The following table presents certain information regarding the Company’s segments as of December 31, 2013 and for the year then ended:

	CVD	SDC	Eliminations	Consolidated
Assets	$39,783,689	$6,334,352	$(6,976,402)	$39,141,639

Revenue	$13,136,083	$5,155,641	$(407,797)	$17,883,927
Interest Expense	162,914	824		163,738
Depreciation and Amortization	571,046	75,376		646,422
Capital expenditures	1,954,621	116,936		2,071,557
Pretax (loss)/earnings	(2,697,114)	740,384		(1,956,730)

The following table presents certain information regarding the Company’s segments as of December 31, 2012 and for the year then ended:

	CVD	SDC	Eliminations	Consolidated
Assets	$43,872,295	$4,628,432	$(5,975,466)	$42,525,261

Revenue	$19,149,704	$4,394,945	$(1,386,912)	$22,157,737
Interest Expense	195,861	9,013		204,874
Depreciation and amortization	442,227	72,988		515,215
Capital expenditures	11,767,024	29,716		11,796,740
Pretax (loss)/earnings	(18,722)	418,814		400,092

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013 and 2012

Note 16 - Commitments and Contingencies

Legal Proceedings

On January 26, 2010, the Company commenced an action against Taiwan Glass Industrial Corp. (“Taiwan Glass”) in the United States District Court for the Southern District of New York. By that action, the Company seeks monetary damages ($5,816,000) against Taiwan Glass for breach of contract. The Company believes that Taiwan Glass has no legal basis for unilaterally refusing to accept and pay for equipment specially manufactured for them and shipped to them by the Company. Taiwan Glass has interposed an answer and counterclaims denying these allegations and is seeking unspecified monetary damages. On April 12, 2012, Taiwan Glass filed a Motion seeking Partial Summary Judgment in the amount of $3,564,000 (representing the portion of the purchase price that it had previously paid to the Company). By Memorandum and Order dated November 7, 2012, the Court denied the Taiwan Glass Motion in its entirety. Discovery has been completed. The Company is vigorously pursuing its claims against Taiwan Glass and defending against counterclaims.