Form 10-Q
period 2014-03-31
CVD EQUIPMENT CORP
filed 2014-05-15
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

Yes  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,123,957 shares of Common Stock, $0.01 par value at May 2, 2014.

______________________________________________________________________________

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$11,968,531	$11,247,560
Accounts receivable, net	1,958,461	2,883,443
Cost and estimated earnings in excess of billings on uncompleted contracts	1,934,385	1,577,969
Inventories	4,955,490	4,497,349
Deferred income taxes – current	1,241,449	1,443,321
Other current assets	146,238	246,240

Total Current Assets	22,204,554	21,895,882

Property, plant and equipment, net	15,325,325	15,492,111
Construction in progress	230,380	128,171

Deferred income taxes – non-current	693,475	710,983

Restricted cash	600,000	800,000

Other assets	68,064	70,376

Intangible assets, net	55,493	44,116

Total Assets	$39,177,291	$39,141,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term debt	$720,000	$720,000
Billings in excess of costs and estimated earnings on uncompleted contracts	397,164	252,890
Accounts payable and accrued expenses	2,629,395	2,274,442
Deferred revenue	--	204,527
Total Current Liabilities	3,746,559	3,451,859

Long-term debt, net of current portion	4,385,508	4,565,508
Total Liabilities	8,132,067	8,017,367

Commitments and Contingencies	-	-

Stockholders’ Equity
Common stock - $0.01 par value – 10,000,000 shares authorized; issued and outstanding, 6,112,107 at March 31, 2014 and 6,091,707 at December 31, 2013	61,121	60,917
Additional paid-in-capital	21,716,270	21,527,375
Retained earnings	9,267,833	9,535,980
Total Stockholders’ Equity	31,045,224	31,124,272

Total Liabilities and Stockholders’ Equity	$39,177,291	$39,141,639

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Revenue	$4,385,071		$3,450,018

Cost of revenue	2,601,599		2,662,744

Gross profit	1,783,472		787,274

Operating expenses
Selling and shipping	358,325		244,342
General and administrative	1,475,062		1,412,743
Total operating expenses	1,833,387		1,657,085

Operating loss	(49,915)		(869,811)

Other income (expense)
Interest income	6,334		8,194
Interest expense	(29,015)		(52,785)
Other income	23,829		12,016
Total other income (expense)	1,148		(32,575)

Loss before income tax (expense)/benefit	(48,767)		(902,386)

Income tax (expense)/benefit	(219,380)		462,380

Net loss	$(268,147)		$(440,006)

Basic loss per common share	$(0.04)	$	(0.07)

Diluted loss per common share	$(0.04)		$(0.07)

Weighted average common shares outstanding basic	6,104,782		6,055,657

Effect of potential common share issuance:	-----		-----

Weighted average common shares outstanding diluted	6,104,782		6,055,657

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(268,147)	$(440,006)
Adjustments to reconcile net (loss) to net cash provided by/(used in) operating activities:
Stock-based compensation expense	137,999	57,634
Depreciation and amortization	196,837	129,635
Deferred tax expense/(benefit)	219,380	(462,380)
Bad debt provision	(97,496)	1,032
Changes in operating assets and liabilities:
Accounts receivable	1,022,478	492,017
Cost in excess of billings on uncompleted contracts	(356,416)	(268,771)
Inventories	(458,141)	(161,996)
Other current assets	97,320	64,462
Increase (decrease) in operating liabilities:
Billings in excess of costs and estimated earnings on uncompleted contracts	144,274	(213,390)
Accounts payable and accrued expenses	357,635	(88,790)
Deferred revenue	(204,527)	122,113
Net cash provided by (used in) operating activities	791,196	(768,440)

Cash flows from investing activities:
Release of restricted cash	200,000	-
Capital expenditures	(141,325)	(966,914)
Deposits	-	-
Net cash provided by (used in) investing activities	58,675	(966,914)

Cash flows from financing activities:
Proceeds from stock options exercised	51,100	17,700
Proceeds from long-term debt	-	-
Payments of long-term debt	(180,000)	(232,816)
Net cash used in financing activities	(128,900)	(215,116)

Net increase (decrease) in cash and cash equivalents	720,971	(1,950,470)
Cash and cash equivalents at beginning of period	11,247,560	13,721,324

Cash and cash equivalents at end of period	$11,968,531	$11,770,854

Supplemental disclosure of cash flow information:
Income taxes paid	$1,622	$25
Interest paid	$29,015	$52,785

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

NOTE 1:     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

The consolidated balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, including the accounting policies followed by the Company as set forth in Note 2 to the consolidated financial statements contained therein.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update changes the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent application related to financial reporting of discontinued operations guidance in U.S. GAAP. This new standard is effective in the first quarter of 2015 for public organizations with calendar year ends. This ASU is not expected to have a significant impact on the Company’s financial statements.

NOTE 3:     CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in certificates of deposit, treasury bills and money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain stability and liquidity. From time to time these temporary cash investments may exceed the Federal Deposit Insurance Corporation limit, which at March 31, 2014 and December 31, 2013 was approximately $11,214,000 and $10,136,000, respectively. The Company sells products and services to various companies across several industries in the ordinary course of business. The Company assesses the financial strength of its customers and maintains allowances for anticipated losses.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

NOTE 4:     UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:

	March 31, 2014	December 31, 2013

Costs incurred on uncompleted contracts	$1,126,244	$1,807,628
Estimated earnings	2,928,698	1,229,038
	4,054,942	3,036,666
Billings to date	(2,517,721)	(1,711,587)
	$1,537,221	$1,325,079

Included in accompanying balance sheets under the following captions:

Cost and estimated earnings in excess of billings on uncompleted contracts	$1,934,385	$1,577,969

Billings in excess of costs and estimated earnings on uncompleted contracts	$(397,164)	$(252,890)

NOTE 5: INVENTORIES

Inventories consist of:

	March 31, 2014	December 31, 2013

Raw materials	$4,551,796	$4,058,350
Work-in-process	286,010	300,460
Finished goods	117,684	138,539
Totals	$4,955,490	$4,497,349

NOTE 6:     ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts of $10,000 and $107,496 as of March 31, 2014 and December 31, 2013, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

NOTE 7:     LONG-TERM DEBT

On August 5, 2011, the Company entered into a $9.1 million credit agreement with HSBC Bank, USA, N.A. ("HSBC"). This agreement consists of a $7 million revolving credit facility and a five (5) year term loan in the initial principal amount of $2.1 million. The Company makes monthly principal payments of $35,000 plus interest on the term loan which matures on August 5, 2016. The balances as of March 31, 2014 and December 31, 2013 were $1,015,000 and $1,120,000, respectively. Interest on the unpaid $1,015,000 principal balance, which was used to pay off the previous mortgages, accrues at a fixed rate of 3.045%. Borrowings were initially collateralized by $1 million of restricted cash deposits, provided that, so long as no event of default has occurred and is then continuing, HSBC would release $200,000 of the collateral on each anniversary of the closing date. The restricted balance at March 31, 2014 was $600,000. This restricted cash is a separate line item on the consolidated balance sheet. The $7 million revolving credit facility remained unused as of both March 31, 2014 and December 31, 2013. The revolving credit facility permits the Company to borrow, on a revolving basis, until August 5, 2014. Interest on the unpaid principal balance on this facility accrues at either (i) the London Interbank Offered Rate ("LIBOR") plus 1.75% or (ii) the bank's prime rate minus 0.50%. The credit agreement also contains certain financial covenants, all of which the Company was in compliance with.

In March 2012, the Company entered into a mortgage loan agreement with HSBC Bank, USA, N.A., for the initial principal amount of $6,000,000 (the “Loan”), through the Town of Islip Industrial Development Agency. The Loan is secured by a mortgage against the property and building located at 355 South Technology Drive, Central Islip, New York. Interest presently accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% which was 1.9050% and 1.9166% at March 31, 2014 and December 31, 2013, respectively. The balance on the mortgage on March 31, 2014 was approximately $4,091,000. The loan matures on March 15, 2022.

NOTE 8:     STOCK-BASED COMPENSATION EXPENSE

During the three months ended March 31, 2014 and March 31, 2013, the Company recorded as part of selling and general administrative expense, approximately $138,000 and $58,000 respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments. This expense was recorded based upon the guidance of ASC 718, “Compensation-Stock Compensation.”

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

NOTE 9:     INCOME TAXES

The provision for income taxes includes the following:

	Three Months Ended March 31,
	2014		2013
Current:
Federal	$	-----	$	-----
State		-----		-----
Total Current Provision		-----		-----
Deferred:
Federal		$(161,965)		$(388,929)
State		381,345		(73,451)
Total deferred		219,380		(462,380)
Income tax expense/(benefit)		$219,380		$(462,380)

In April of 2014, New York State eliminated the state income tax for qualified manufacturing companies such as CVD. Due to this change in tax law, the Company was required to write off state-level deferred tax assets which would have been used to offset future taxes payable to New York State.

Tax Rate reconciliation

The reconciliation between the Company's effective tax rate on income from continuing operations and the statutory rate is as follows:

	Three Months Ended March 31
	2014	2013
Income tax benefit at federal statutory rate [34%]	$(16,581)	$(306,811)
State and local income tax benefit net of federal tax benefit [0%, 6% - see above]	-	(54,143)
Change in capitalized inventory (Section 263A)	(11,080)	(5,679)
Change in vacation accrual	(21,608)	(29,423)
Changes in other accruals	(4,674)	(5,242)
Difference between tax and book depreciation	7,532	10,906
Stock-based compensation	(61,394)	(24,206)
Research & Development credits	(54,160)	(47,782)
Impact of New York State taxation change	381,345	-
Income tax expense/(benefit)	$219,380	$(462,380)

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

Stock options to purchase 173,730 shares of common stock were outstanding and 148,730 were exercisable during the three months ended March 31, 2014. Stock options to purchase 201,380 shares were outstanding and 163,880 were exercisable during the three months ended March 31, 2013. At March 31, 2014 and March 31, 2013, none of the outstanding options were included in the earnings per share calculation as their effect would have been anti-dilutive.

The dilutive potential common shares on warrants and options is calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potential dilutive effect of the securities.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

NOTE 11:     LEGAL PROCEEDINGS

On January 26, 2010, the Company commenced an action against Taiwan Glass Industrial Corp. (“Taiwan Glass”) in the United States District Court for the Southern District of New York. By that action, the Company seeks monetary damages ($5,816,000) against Taiwan Glass for breach of contract. The Company believes that Taiwan Glass has no legal basis for unilaterally refusing to accept and pay for equipment specially manufactured for them and shipped to them by the Company. Taiwan Glass has interposed an answer and counterclaims denying these allegations and is seeking unspecified monetary damages. On April 12, 2012, Taiwan Glass filed a Motion seeking Partial Summary Judgment in the amount of $3,564,000 (representing the portion of the purchase price that it had previously paid to the Company). By Memorandum and Order dated November 7, 2012, the Court denied the Taiwan Glass Motion in its entirety. Discovery has been completed and trial is currently scheduled for December 2014. The Company is vigorously pursuing its claims against Taiwan Glass and defending against the counterclaims.

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

Three Months Ended March 31,

2014	CVD	SDC	Eliminations *	Consolidated
Revenue	$3,650,163	$1,011,432	$(276,524)	$4,385,071
Pretax (loss)/income	(166,888)	118,121		(48,767)

2013
Revenue	$2,691,756	$869,689	$(111,427)	$3,450,018
Pretax (loss)/income	(915,304)	12,918		(902,386)

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

Results of Operations

Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013

Revenue

Revenue for the three month period ended March 31, 2014 was approximately $4,385,000 as compared to $3,450,000 for the three month period ended March 31, 2013, an increase of 27.1%. The increase is directly attributable to the work performed on the increased orders received at the end of 2013 and the first three months of 2014. During the three months ended March 31, 2014, we received approximately $15,725,000 in new orders, compared to the approximately $3,174,000 in new orders we received during the three months ended March 31, 2013, an increase of 395.4%. Our backlog levels increased to approximately $15,257,000 as of March 31, 2014. Timing for completion of the backlog varies depending on the product mix and can be as long as two years, and does not provide an assurance of future achievement of revenues or profits as order cancellations or delays are possible.

Gross Profit

We generated a gross profit of approximately $1,783,000, resulting in a gross profit margin of 40.7%, for the three months ended March 31, 2014 as compared to gross profits of approximately $787,000 and a gross profit margin of 22.8%, for the three months ended March 31, 2013. The increased gross margin we are now experiencing is a result of the increased efficiencies of working in our new facility.

Selling, General and Administrative Expenses

Selling and shipping expenses for the three months ended March 31, 2014 and 2013 were approximately $358,000 and $244,000, respectively, representing an increase of 46.7% compared to the prior period. This increase can be primarily attributed to the increase in personnel during the current period.

We incurred approximately $1,475,000 of general and administrative expenses during the three months ended March 31, 2014, compared to approximately $1,413,000 incurred during the three months ended March 31, 2013, representing an increase of 4.4%. This increase is primarily attributable to the increase administrative personnel and related costs during the current period.

Operating Loss

As a result of the foregoing factors, primarily the increased revenue and higher gross margins, we reduced our loss from operations to approximately ($50,000) for the three months ended March 31, 2014 compared to a loss from operations of approximately ($870,000) for the three months ended March 31, 2013.

Interest Expense, Net

Interest income for the three months ended March 31, 2014 was approximately $6,000 compared to approximately $8,000 for the three months ended March 31, 2013. Interest expense for the three months ended March 31, 2014 was approximately $29,000 compared to approximately $53,000 for the three months ended March 31, 2013. The decrease is a result of having paid off the mortgage held by G.E. Capital when we sold the building and property of our prior headquarters in April, 2013.

Income Taxes

For the three months ended March 31, 2014 and the three months ended March 31, 2013, there was no current income tax expense. In March of 2014, New York State eliminated the state income tax for qualified manufacturing companies such as CVD. Due to this change in tax law, the Company was required to write off state-level deferred tax assets of $381,000 which would have been used to offset future taxes payable to New York State. As a result we incurred net income tax expense of $219,000 for the three months ended March 31, 2014 compared to a deferred tax benefit of $462,000 for the three months ended March 31, 2013. This deferred tax benefit primarily resulted from the earnings of research and development credits, the different treatment of stock based compensation for financial statement and tax purposes and future benefit related to periodic net operating losses

Net Loss

As a result of the foregoing factors, for the three months ended March 31, 2014, we reported a net loss of approximately ($268,000) compared to net loss of approximately ($440,000) for the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had aggregate working capital of approximately $18,458,000 compared to $18,444,000 at December 31, 2013, an increase of $14,000, and cash and cash equivalents of $11,969,000, compared to $11,248,000 at December 31, 2013, an increase of $721,000. The increase in working capital and cash and cash equivalents was primarily a result of the timing of both shipments and customer payments on outstanding balances.

Accounts receivable, net, as of March 31, 2014 was approximately $1,958,000 compared to $2,883,000 as of December 31, 2013. This decrease is primarily attributable to the timing of shipments and customer payments.

On April 5, 2013, we closed on the sale of our former corporate headquarters located at 1860 Smithtown Avenue, Ronkonkoma, New York. The selling price for the premises was $3,875,000, exclusive of closing costs.

We believe we have a sufficient amount of cash on hand and cash flows from operations to meet our working capital and investment requirements for the next twelve months.

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

CVD EQUIPMENT CORPORATION

PART II

OTHER INFORMATION

Item 1.          Legal Proceedings.

On January 26, 2010, the Company commenced an action against Taiwan Glass Industrial Corp. (“Taiwan Glass”) in the United States District Court for the Southern District of New York. By that action, the Company seeks monetary damages ($5,816,000) against Taiwan Glass for breach of contract. The Company believes that Taiwan Glass has no legal basis for unilaterally refusing to accept and pay for equipment specially manufactured for them and shipped to them by the Company. Taiwan Glass has interposed an answer and counterclaims denying these allegations and is seeking unspecified monetary damages. On April 12, 2012, Taiwan Glass filed a Motion seeking Partial Summary Judgment in the amount of $3,564,000 (representing the portion of the purchase price that it had previously paid to the Company). By Memorandum and Order dated November 7, 2012, the Court denied the Taiwan Glass Motion in its entirety. Discovery has been completed and trial is currently scheduled for December 2014. The Company is vigorously pursuing its claims against Taiwan Glass and defending against the counterclaims.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.          Defaults Upon Senior Securities.

None.

Item 4.          Mine Safety Disclosures.

Not applicable.

Item 5.          Other Information.

None.

Item 6.	Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 15, 2014

31.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 15, 2014

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 15, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 15, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May 2014.

CVD EQUIPMENT CORPORATION

By:	/s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glen R. Charles
Glen R. Charles
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 15, 2014

31.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 15, 2014

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 15, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 15, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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