Form 10-Q
period 2014-06-30
CVD EQUIPMENT CORP
filed 2014-08-14
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

          Yes  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,125,207 shares of Common Stock, $0.01 par value at August 5, 2014.

______________________________________________________________________________

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$9,401,258	$11,247,560
Accounts receivable, net	3,986,194	2,883,443
Costs and estimated earnings in excess of billings on uncompleted contracts	2,594,114	1,577,969
Inventories	5,301,265	4,497,349
Deferred income taxes – current	1,197,465	1,443,321
Other current assets	169,698	246,240

Total Current Assets	22,649,994	21,895,882

Property, plant and equipment, net	15,217,370	15,492,111
Construction in progress	304,966	128,171

Deferred income taxes – non-current	798,646	710,983

Restricted cash	600,000	800,000

Other assets	70,973	70,376

Intangible assets, net	53,719	44,116

Total Assets	$39,695,668	$39,141,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,203,553	$2,274,442
Current maturities of long-term debt	720,000	720,000
Billings in excess of costs and estimated earnings on uncompleted contracts	62,069	252,890
Deferred revenue	141,600	204,527

Total Current Liabilities	4,127,222	3,451,859

Long-term debt, net of current portion	4,205,508	4,565,508
Total Liabilities	8,332,730	8,017,367

Commitments and Contingencies	----	----

Stockholders’ Equity
Common stock - $0.01 par value – 10,000,000 shares authorized; issued and outstanding, 6,125,207 at June 30, 2014 and 6,091,707 at December 31, 2013	61,252	60,917
Additional paid-in-capital	21,831,879	21,527,375
Retained earnings	9,469,807	9,535,980
Total Stockholders’ Equity	31,362,938	31,124,272

Total Liabilities and Stockholders’ Equity	$39,695,668	$39,141,639

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenue	$6,107,318	$4,847,606	$10,492,389	$8,297,624

Cost of revenue	3,872,143	3,062,891	6,473,742	5,725,635

Gross profit	2,235,175	1,784,715	4,018,647	2,571,989

Operating expenses
Selling and shipping	299,542	244,767	657,867	489,109
General and administrative	1,777,693	1,384,260	3,252,755	2,797,003
(Gain) on sale of building	--	(887,477)	-	(887,477)
Total operating expenses	2,077,235	741,550	3,910,622	2,398,635

Operating income	157,940	1,043,165	108,025	173,354

Other income (expense)
Interest income	8,341	7,876	14,675	16,070
Interest expense	(27,876)	(46,878)	(56,891)	(99,663)
Other income	2,382	355	26,211	12,371
Total other (expense)	(17,153)	(38,647)	(16,005)	(71,222)

Income before income taxes	140,787	1,004,518	92,020	102,132

Income tax (benefit)/expense	(61,187)	130,832	158,193	(331,548)

Net income/(loss)	$201,974	$873,686	$(66,173)	$433,680

Basic income/(loss) per common share	$0.03	$0.14	$(0.01)	$0.07

Diluted income/(loss) per common share	$0.03	$0.14	$(0.01)	$0.07

Weighted average common shares outstanding basic	6,112,357	6,069,977	6,114,716	6,062,898

Effect of potential common share issuance:
Stock options	112,591	109,988	--	114,934

Weighted average common shares outstanding diluted	6,224,948	6,179,965	6,114,716	6,177,832

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net (loss)/income	$(66,173)	$433,680
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Stock-based compensation expense	253,739	120,571
Gain on sale of building	--	(887,477)
Depreciation and amortization	394,720	302,000
Deferred tax expense/(benefit)	158,193	(331,548)
Bad debt provision	(89,523)	(13,431)
(Increase)/decrease in operating assets:
Accounts receivable	(1,013,228)	727,364
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,016,145)	(1,564,252)
Inventories, net	(803,916)	(293,825)
Other current assets	76,542	40,437
Increase/(decrease) in operating liabilities:
Billings in excess of costs and estimated earnings on uncompleted contracts	(190,821)	(430,359)
Accounts payable and accrued expenses	929,111	(192,298)
Deferred revenue	(62,927)	43,150
Net cash used in operating activities	(1,430,428)	(2,045,988)

Cash flows from investing activities:
Release of restricted cash	200,000	--
Capital expenditures	(306,974)	(1,475,181)
Proceeds from sale of Smithtown Ave. facility	--	3,619,899
Deposits	--	500
Net cash (used in)/provided by investing activities	(106,974)	2,145,218

Cash flows from financing activities:
Net proceeds from stock options exercised	51,100	17,700
Payments of long-term debt	(360,000)	(2,677,334)
Net cash (used in) financing activities	(308,900)	(2,659,634)

Net decrease in cash and cash equivalents	(1,846,302)	(2,560,404)
Cash and cash equivalents at beginning of period	11,247,560	13,721,324

Cash and cash equivalents at end of period	$9,401,258	$11,160,920

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$25
Interest paid	$56,891	$99,663

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 1:     BASIS OF PRESENTATION

The accompanying unaudited financial statements for CVD Equipment Corporation and Subsidiaries (collectively, “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

The balance sheet as of December 31, 2013 has been derived from the audited financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, including the accounting policies followed by the Company as set forth in Note 2 to the consolidated financial statements contained therein.

All material intercompany transactions have been eliminated in consolidation. In addition, certain reclassifications have been made to prior period consolidated financial statements to conform to the current year presentation.

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Product and service sales are recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Service sales, principally representing repair, maintenance and engineering activities are recognized over the contractual period or as services are rendered.

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured on the basis of incurred costs to estimated total costs for each contract. This cost to cost method is used because management considers it to be the best available measure of progress on these contracts.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The asset, “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed.

The liability, “Billings in excess of costs and estimated earnings on uncompleted contracts,” represents amounts billed in excess of revenues recognized.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update changes the criteria for reporting discontinued operations while enhancing disclosures in this area. It also addresses sources of confusion and inconsistent applications related to financial reporting of discontinued operations guidance in U.S. GAAP. This new standard is effective in the first quarter of 2015 for public organizations with calendar year ends. This ASU is not expected to have a significant impact on the Company’s financial statements.

In May 2014, The FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which changes the criteria for recognizing revenue. The standard requires an entity which recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires a five-step process for recognizing revenues including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction prices, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact that ASU 2014-09 will have on its consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 3:     CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain stability and liquidity. These temporary cash investments may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. At June 30, 2014 and December 31, 2013, the cash investments that exceeded the FDIC limit amounted to $8,403,000 and $10,136,000, respectively. The Company sells products and services to various companies across several industries in the ordinary course of business. The Company assesses the financial strength of its customers and maintains allowances for anticipated losses.

NOTE 4:     UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:

	June 30, 2014	December 31, 2012

Costs incurred on uncompleted contracts	$2,322,850	$1,807,628
Estimated earnings	2,298,842	1,229,038
	4,621,692	3,036,666
Billings to date	(2,089,647)	(1,711,587)
	$2,532,045	$1,325,079
Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$2,594,114	$1,577,969

Billings in excess of costs and estimated earnings on uncompleted contracts	$(62,069)	$(252,890)

NOTE 5:      INVENTORIES

Inventories consist of:

	June 30, 2014	December 31, 2013

Raw materials	$4,727,094	$4,058,350
Work-in-process	456,517	300,460
Finished goods	117,654	138,539
Totals	$5,301,265	$4,497,349

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 6:     ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts of $17,973 and $107,496 as of June 30, 2014 and December 31, 2013, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

NOTE 7:     LONG-TERM DEBT

On August 5, 2014, the Company extended until August 5, 2015, under the same terms, it's existing revolving credit facility with HSBC Bank, USA, N.A. ("HSBC") which was due to expire. The original loan agreement with HSBC was entered into on August 5, 2011, and provided the Company with credit up to $9.1 million. The loan agreement consists of a $7 million revolving credit facility and a five (5) year term loan in the initial principal amount of $2.1 million. The obligations under the loan agreement are secured by substantially all of the Company's personal property. Additionally, borrowings under the term loan were initially collateralized by $1 million of restricted cash deposits, provided that, so long as no event of default has occurred and then continuing, HSBC would release $200,000 of the collateral on each anniversary of the closing date. The restricted balance at June 30, 2014 was $600,000. This restricted cash is a separate line item on the consolidated balance sheet. The Company makes monthly principal payments of $35,000 plus interest on the term loan which matures on August 1, 2016. The balances as of June 30, 2014 and December 31, 2013 were $910,000 and $1,120,000 respectively. Interest on the unpaid $910,000 principal balance for the term loan, which was used to pay off the previous mortgages, accrues at a fixed rate of 3.045%. There were no borrowings outstanding on the $7 million revolving credit facility as of both June 30, 2014 and December 31, 2013. The revolving credit facility permits the Company to borrow on a revolving basis until August 5, 2015. Interest on the unpaid principal balance on this facility accrues at either (i) the London Interbank offered Rate ("LIBOR") plus 1.75% or (ii) the bank's prime rate minus 0.50%. The credit agreement also contains certain financial covenants, all of,which the Company was in compliance with at June 30,2014.

In March 2012, the Company entered into a mortgage loan agreement with HSBC Bank, USA, N.A., for the initial principal amount of $6,000,000 (the “Loan”), through the Town of Islip Industrial Development Agency. The Loan is secured by a mortgage against the property and building located at 355 South Technology Drive, Central Islip, New York. Interest presently accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% which was 1.90175% and 1.9166% at June 30, 2014 and December 31, 2013 respectively. The balance on the mortgage at June 30, 2014 was approximately $4,016,000. The loan matures on March 15, 2022.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 8:     STOCK-BASED COMPENSATION EXPENSE

During the three and six months ended June 30, 2014 and June 30, 2013, the Company recorded compensation expense as part of selling and general administrative expense, of approximately $116,000 and $254,000 and $63,000 and $121,000 respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments.

NOTE 9:     INCOME TAXES

The provision for income taxes includes the following:

	Six Months Ended June 30,
	2014		2013

Current:
Federal	$	----	$	----
State		----		----
Total Current Provision		----		----
Deferred:
Federal		$(223,152)		$(269,073)
State		381,345		(62,475)
Total deferred		158,193		(331,548)
Income tax expense/(benefit)		$158,193		$(331,548)

In March 2014, New York State eliminated the state income tax for qualified manufacturing companies such as CVD. Due to this change in tax law, the Company was required to write off state-level deferred tax assets which would have been used to offset future taxes payable to New York State. Though this change led to the loss of benefits we had recorded for previous operating losses, it will reduce total income tax expense for future periods, as essentially all of our operations are in New York State.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 9:     INCOME TAXES (continued)

Tax Rate Reconciliation

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory rate is as follows:

	Six Months Ended
	June 30,
	2014	2013
Income tax benefit at federal statutory rate [34%]	$31,286	$34,725
State and local income tax benefit net of federal tax benefit	--	(55,258)
Change in capitalized inventory (Section 263A)	477	(4,681)
Change in vacation accrual	(10,392)	26,372
Change in other accruals	(24,228)	4,119
Difference between tax and book deprecation	(24,091)	110,559
Change in capital loss carryforward	--	(301,742)
Stock-based compensation	(86,271)	(40,995)
Research and development credits	(109,933)	(104,647)
Impact of New York State taxation change	381,345	--
Income tax expense (benefit)	$158,193	$(331,548)

NOTE 10:     EARNINGS PER SHARE

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

Stock options to purchase 173,730 shares of common stock were outstanding and 148,730 were exercisable during the three and six months ended June 30, 2014. Stock options to purchase 201,380 shares were outstanding and 163,880 were exercisable during the three and six months ended June 30, 2013. For the three months ended June 30, 2014 and the three and six months ended June 30, 2013, all outstanding options were included in the diluted earnings per share calculation because the average market price was higher than the exercise price. However, none of the outstanding options were included in the earnings per share calculation for the six months ended June 30, 2014, as their effect would have been anti-dilutive.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 10:     EARNINGS PER SHARE (continued)

The dilutive potential common shares from warrants and options is calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potential dilutive effect of the securities.

NOTE 11:     LEGAL PROCEEDINGS

On January 26, 2010, the Company commenced an action against Taiwan Glass Industrial Corp. (“Taiwan Glass”) in the United States District Court for the Southern District of New York. By that action, the Company seeks monetary damages ($5,816,000) against Taiwan Glass for breach of contract. The Company believes that Taiwan Glass has no legal basis for unilaterally refusing to accept and pay for equipment specially manufactured for them and shipped to them by the Company. Taiwan Glass has interposed an answer and counterclaims denying these allegations and is seeking unspecified monetary damages. On April 12, 2012, Taiwan Glass filed a motion seeking partial summary judgment in the amount of $3,564,000 (representing the portion of the purchase price that it had previously paid to the Company). By Memorandum and Order dated November 7, 2012, the Court denied the Taiwan Glass Motion in its entirety. On July 15, 2014 Taiwan Glass filed another motion seeking partial summary judgment in the amount of $3,564,000. This motion is currently scheduled to be fully submitted on August 28, 2014. Discovery has been completed and trial is currently scheduled for December 2014. The Company is vigorously pursuing its claims against Taiwan Glass and defending against the counterclaims and motion for partial summary judgment by Taiwan Glass.

NOTE 12:      SEGMENT REPORTING

The Company operates through (2) segments, CVD and SDC. The CVD division, which operates out of Central Islip, New York, is utilized for silicon, silicon germanium, silicon carbide and gallium arsenide processes. SDC is the Company’s ultra-high purity manufacturing division in Saugerties, New York. The respective accounting policies of CVD and SDC are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based on several factors, of which the primary financial measure is income or (loss) before taxes.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

NOTE 12:      SEGMENT REPORTING     (continued)

Three Months

Ended June 30,

2014	CVD	SDC	Eliminations *	Consolidated
Revenue	$4,996,004	$1,316,196	$(204,882)	$6,107,318
Pretax income	(230,208)	370,995		140,787

2013
Revenue	$3,764,610	$1,178,672	$(95,676)	$4,847,606
Pretax income	790,214	214,304		1,004,518

Six Months

Ended June 30,

2014	CVD	SDC	Eliminations *	Consolidated
Revenue	$8,646,167	$2,327,628	$(481,406)	$10,492,389
Pretax (loss)/income	(397,096)	489,116		92,020

2013
Revenue	$6,456,366	$2,048,361	$(207,103)	$8,297,624
Pretax (loss)/income	(125,090)	227,222		102,132

*All elimination entries represent intersegment revenues eliminated in consolidation for external financial reporting.

NOTE 13:     SUBSEQUENT EVENTS

On August 5, 2014, the Company amended its credit agreement with HSBC Bank, USA, N.A. by extending the agreement until August 5, 2015 under the same terms as the original agreement. See Note 7-Long-Term Debt.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: competition in the Company’s existing and potential future product lines of business; the Company’s ability to obtain financing on acceptable terms if and when needed; uncertainty as to the Company’s future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the Company. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Past performance does not guaranty future results.

Results of Operations

Three and Six Months Ended June 30, 2014 vs. Three and Six Months Ended June 30, 2013

Revenue

Revenue recognized for the three and six months ended June 30, 2014 was approximately $6,107,000 and $10,492,000 compared to approximately $4,848,000 and $8,298,000 for the three and six months ended June 30, 2013, resulting in increases of 26.0% and 26.4% respectively, for the corresponding periods year over year. These increases are primarily the result of the increased orders received during the current periods. During the three and six months ended June 30, 2014, we received approximately $5,364,000 and $21,089,000 in new orders respectively, compared to approximately $2,574,000 and $5,748,000 in new orders received during the three and six months ended June 30, 2013. This resulted in a backlog of $14,514,000 as of June 30, 2014 compared to $5,516,000 as of June 30,2013. Approximately $8,944,000 of the backlog at June 30, 2014 is from one customer. Although timing for completion of the backlog varies depending on the product mix and can be as long as two years, we believe a significant portion of our current backlog will be completed within the next twelve months. Included in the backlog are all accepted purchase orders less any amounts which have been previously billed or recognized as a component of our percentage-of-completion calculations. Management utilizes order backlog to assist it in gauging projected revenues and profits; however, it does not provide an assurance of future achievement of revenues or profits as, for example, order cancellations or delays are possible.

Gross Profit

During the three and six months ended June 30, 2014, we generated gross profits of approximately $2,235,000 and $4,019,000, respectively, resulting in gross profit margins of 36.6% and 38.3%. This compares to the three and six months ended June 30, 2013, where we generated gross profits of approximately $1,785,000 and $2,572,000, respectively, resulting in gross profit margins of 36.8% and 31.0%. The overall increased gross profit margins we experienced for the six months ended June 30, 2014 is primarily the result of the improved efficiencies associated with working in our new facility. The slightly lower gross profit margin in the three months ended June 30, 2014 is primarily attributable to a large order we are currently undertaking that is running a slightly lower gross profit margin.

Selling, General and Administrative Expenses

Selling and shipping expenses for the three and six months ended June 30, 2014 were approximately $300,000 and $658,000, respectively, or 4.9% and 6.3% of our revenue compared to $245,000 and $489,000, respectively, or 5.1% and 5.9% of our revenue for the three and six months ended June 30, 2013. These increases can be attributed to the increase in personnel during the current periods.

We incurred approximately $1,778,000 and $3,253,000 of general and administrative expenses or 29.1% and 31% of our revenue for the three and six months ended June 30, 2014, compared to approximately $1,384,000 and $2,797,000 or 28.5% and 33.7% of our revenue during the three and six months ended June 30, 2013. This increase was primarily the result of an increase in personnel and an increase in legal fees during the three and six months ended June 30, 2014. Included in those figures are approximately $230,000 and $268,000 in legal fees which we incurred during the current three and six months periods compared to $48,000 and $123,000 incurred during the three and six months periods one year ago. We expect to continue to incur significant legal expenses until the conclusion of our litigation with Taiwan Glass as Industrial Corporation, which is currently scheduled for trial in December 2014.

During the three and six months ended June 30, 2013, we completed the sale of our facility located at 1860 Smithtown Avenue, Ronkonkoma, New York, where our former corporate headquarters was located. The selling price for the facility was approximately $3,875,000 and as a result, we incurred a long-term capital gain on the sale of approximately $887,000.

Operating Income

As a result of the foregoing factors, income from operations was approximately $158,000 for the three months ended June 30, 2014 compared to income from operations of $1,043,000 which included a long-term capital gain of $887,000 on the sale of our facility for the three months ended June 30, 2013. Operating income for the six months ended June 30, 2014 was $108,000 compared to operating income of approximately $173,000 for the six months ended June 30, 2013, which included the long-term capital gain of $887,000 from the sale of our facility.

Interest Expense, Net

Interest income for the three and six months ended June 30, 2014 was approximately $8,000 and $15,000, respectively, compared to approximately $8,000 and $16,000 for the three and six months ended June 30, 2013. Interest expense for the three and six months ended June 30, 2014 was approximately $28,000 and $57,000 compared to approximately $47,000 and $100,000 for the three and six months ended June 30, 2013. This reduction in interest expense is primarily the result of the reduced debt associated with the Company owned facilities. The lower debt load resulted from the payment of approximately $1,309,000 towards the outstanding principal on the mortgage for our current headquarters which was required to obtain favorable tax treatment for the sale of our former headquarters and the purchase of our current headquarters.

Income Taxes

There was no current income tax expense for the six months ended June 30, 2014 or June 30, 2013. In March of 2014, New York State eliminated the state income tax for qualified manufacturing companies such as CVD. Due to this change in tax law, during the six months ended June 30, 2014, the Company was required to write off state-level deferred tax assets of $381,000 which would have been used to offset future taxes payable to New York State. As a result, we incurred a net income tax expense of $158,000 and we recorded approximately $223,000 of deferred tax benefits.

As a result of the sale of our headquarters in April 2013, for financial statement purposes, we incurred a long-term capital gain of approximately $887,000. However, as a result of structuring the transaction pursuant to Section 1031 of the Internal Revenue Code, as amended, as a reverse tax deferred exchange, we were able to defer this gain and the related taxes to a future period.

Net Income

For the foregoing reasons, we had net income of approximately $202,000 or $.03 per share (basic and diluted) for the three months ended June 30, 2014 compared to net income of approximately $874,000 or $.14 per share (basic and diluted) for the three months ended June 30, 2013. We reported a net loss of $66,000 or $.01 per share (basic and diluted) for the six months ended June 30, 2014 compared to net income of $434,000 or $.07 per share (basic and diluted) for the six month periods ended June 30, 2013.

Inflation

Inflation has not materially impacted the operations of our Company.

Liquidity and Capital Resources

As of June 30, 2014, we had cash and cash equivalents of $9,401,000, compared to $11,248,000 at December 31, 2013, a decrease of $1,847,000. The decrease in cash and cash equivalents was primarily the result of the timing of both shipments and customer payments on outstanding balances as well as the timing of payments we make to our suppliers. We had aggregate working capital of approximately $18,523,000 compared to $18,444,000 at December 31, 2013, an increase of $79,000.

Accounts receivable, net, as of June 30, 2014 was $3,986,000 compared to $2,883,000 as of December 31, 2013. This increase is primarily attributable to the timing of shipments and customer payments.

As of June 30, 2014, our backlog was approximately $14,514,000, an increase of $10,597,000, or 271%, compared to $3,917,000 at December 31, 2013. During the six months ended June 30, 2014, we received approximately $21,089,000 in new orders. Although timing for completion of the backlog varies depending on the product mix and can be as long as two years, we believe a significant portion of our current backlog will be completed within the next twelve months. Included in the backlog are all accepted purchase orders less any amounts which have been previously billed or recognized as a component of our percentage-of-completion calculations. We utilize our backlog to assist in gauging projected revenues and profits; however, it does not provide an assurance of future achievement of revenues or profits as order cancellations or delays are possible.

On August 5, 2014, we extended until August 5, 2015, under the same terms, our existing revolving credit facility with HSBC Bank, USA, N.A. ("HSBC'') which was due to expire. The original loan agreement with HSBC was entered into on August 5, 2011, and provided us with credit up to $9.1 million. The loan agreement consists of a $7 million revolving credit facility and a five (5) year term loan in the initial principal amount of $2.1 million. The obligations under the loan agreement arc secured by substantially all of our personal property. Additionally, borrowings under the term loan were initially collateralized by $1 million of restricted cash deposits, provided that, so long as no event of default has occurred and then continuing, HSBC would release $200,000 of the collateral on each anniversary of the closing date. The restricted balance at June 30, 2014 was $600,000. This restricted cash is a separate line item on the consolidated balance sheet. We make monthly principal payments of $35,000 plus interest on the term loan which matures on August 1, 2016. The balances as of June 30, 2014 and December 31, 2013 were $910,000 and $1,120,000 respectively. Interest on the unpaid $910,000 principal balance for the term loan, which was used to pay off the previous mortgages, accrues at a fixed rate of 3.045%. There were no borrowings outstanding on the $7 million revolving credit facility as of both June 30, 2014 and December 31, 2013. The revolving credit facility permits us to borrow on a revolving basis until August 5, 2015. Interest on the unpaid principal balance on this facility accrues at either (i) the London Interbank offered Rate ("LIBOR") plus 1.75% or (ii) the bank's prime rate minus 0.50%. 'I'he credit agreement also contains certain financial covenants, all of which we were in compliance with at June 30, 2014.

Pursuant to the terms of an Accommodation Agreement, on March 15, 2012, we entered into a loan agreement with HSBC Bank, USA, N.A. in the amount of $6,000,000, (the “Loan”), the proceeds of which were used to finance a portion of the purchase price of the Central Islip facility. The Loan is secured by the mortgage against that facility. Interest accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% or HSBC’s prime rate minus 0.50%. The balance on the mortgage as of June 30, 2014 was $4,016,000. The Loan matures on March 15, 2022.

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

We believe we have a sufficient amount of cash, and available credit facilities at June 30, 2013, to meet our working capital and investment requirements for the next twelve months.

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

CVD EQUIPMENT CORPORATION

PART II

OTHER INFORMATION

Item 1.          Legal Proceedings.

On January 26, 2010, the Company commenced an action against Taiwan Glass Industrial Corp. (“Taiwan Glass”) in the United States District Court for the Southern District of New York. By that action, the Company seeks monetary damages ($5,816,000) against Taiwan Glass for breach of contract. The Company believes that Taiwan Glass has no legal basis for unilaterally refusing to accept and pay for equipment specially manufactured for them and shipped to them by the Company. Taiwan Glass has interposed an answer and counterclaims denying these allegations and is seeking unspecified monetary damages. On April 12, 2012, Taiwan Glass filed a motion seeking Partial Summary Judgment in the amount of $3,564,000 (representing the portion of the purchase price that it had previously paid to the Company). By Memorandum and Order dated November 7, 2012, the Court denied the Taiwan Glass Motion in its entirety. On July 15, 2014 Taiwan Glass filed another motion seeking Partial Summary Judgment in the amount of $3,564,000. This motion is currently scheduled to be fully submitted on August 28, 2014. Discovery has been completed and trial is currently scheduled for December 2014. The Company is vigorously pursuing its claims against Taiwan Glass and defending against the counterclaims and Motion for Partial Summary Judgment by Taiwan Glass.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

   None.

Item 3.          Defaults Upon Senior Securities.

   None.

Item 4.          Mine Safety Disclosures.

   Not Applicable.

Item 5.          Other Information.

   None.

Item 6.            Exhibits

The exhibits below are hereby furnished to the SEC as part of this report:

31.1	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 14, 2014.

31.2	Certification of Glen R. Charles, Chief Financial Officer, dated August 14, 2014.

32.1	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 14, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Glen R. Charles, Chief Financial Officer, dated August 14, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

____________

●	Filed herewith

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 2014.

CVD EQUIPMENT CORPORATION

By: /s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

By: /s/ Glen R. Charles
Glen R. Charles
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 14, 2014

31.2*	Certification of Glen R. Charles, Chief Financial Officer, Dated August 14, 2014

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 14, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated August 14, 2014 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

_______________

* Filed herewith

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise not subject to liability under these sections.