Form 10-Q
period 2014-09-30
CVD EQUIPMENT CORP
filed 2014-11-14
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,140,707 shares of Common Stock, $0.01 par value at November 7, 2014.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$11,396,185	$11,247,560
Accounts receivable, net	4,634,623	2,883,443
Costs and estimated earnings in excess of billings on contracts in progress	2,584,838	1,577,969
Inventories	5,213,550	4,497,349
Deferred income taxes – current	1,235,632	1,443,321
Other current assets	210,173	246,240

Total Current Assets	25,275,001	21,895,882

Property, plant and equipment, net	15,065,919	15,492,111
Construction in progress	347,242	128,171

Deferred income taxes – non-current	728,799	710,983

Restricted cash	400,000	800,000

Other assets	66,220	70,376

Intangible assets, net	57,896	44,116

Total Assets	$41,941,077	$39,141,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$3,937,633	$2,274,442
Current maturities of long-term debt	720,000	720,000
Billings in excess of costs and estimated earnings on contracts in progress	544,524	252,890
Deferred revenue	324,354	204,527

Total Current Liabilities	5,526,511	3,451,859

Long-term debt, net of current portion	4,025,508	4,565,508
Total Liabilities	9,552,019	8,017,367

Commitments and Contingencies	----	----

Stockholders’ Equity
Common stock - $0.01 par value – 10,000,000 shares authorized; issued and outstanding, 6,140,707 at September 30, 2014 and 6,091,707 at December 31, 2013	61,407	60,917
Additional paid-in-capital	21,999,915	21,527,375
Retained earnings	10,327,736	9,535,980
Total Stockholders’ Equity	32,389,058	31,124,272

Total Liabilities and Stockholders’ Equity	$41,941,077	$39,141,639

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$8,867,158	$4,706,672	$19,359,547	$13,004,297

Cost of revenue	5,558,059	2,958,121	12,031,801	8,683,756

Gross profit	3,309,099	1,748,551	7,327,746	4,320,541

Operating expenses
Selling and shipping	314,232	251,907	972,099	741,016
General and administrative	1,782,442	1,461,719	5,035,197	4,272,152
Bad debt expense		623,128		609,697
(Gain) on sale of building	--	--	-	(887,477)
Total operating expenses	2,096,674	2,336,754	6,007,296	4,735,388

Operating income/(loss)	1,212,425	(588,203)	1,320,450	(414,847)

Other income (expense)
Interest income	9,265	7,298	23,940	23,368
Interest expense	(27,013)	(33,542)	(83,904)	(133,206)
Other income	2,252	490	28,463	12,865
Total other (expense)	(15,496)	(25,754)	(31,501)	(96,973)

Income/(loss) before income taxes	1,196,929	(613,957)	1,288,949	(511,820)

Income tax expense/(benefit)	339,000	(175,463)	497,193	(507,011)

Net income/(loss)	$857,929	$(438,494)	$791,756	$(4,809)

Basic income/(loss) per common share	$0.14	$(0.07)	$0.13	$0.00

Diluted income/(loss) per common share	$0.14	$(0.07)	$0.13	$0.00

Weighted average common shares outstanding basic	6,140,707	6,071,825	6,120,474	6,065,997

Net effect of potential common share issuance:
Stock options	114,765	-	116,083	--

Weighted average common shares outstanding diluted	6,255,472	6,071,825	6,236,557	6,065,997

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income/(loss)	$791,756	$(4,809)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Stock-based compensation expense	370,830	194,017
Gain on sale of building	--	(887,477)
Depreciation and amortization	590,385	472,545
Deferred tax expense/(benefit)	189,873	(507,011)
Bad debt provision	(84,182)	609,697
Decrease/(increase) in operating assets:
Accounts receivable	(1,666,998)	(1,482,520)
Costs and estimated earnings in excess of billings on contracts in progress	(1,006,869)	406,422
Inventories, net	(716,201)	(356,196)
Other current assets	36,067	8,852
Increase/(decrease) in operating liabilities:
Billings in excess of costs and estimated earnings on contracts in progress	291,634	(470,568)
Accounts payable and accrued expenses	1,663,191	104,205
Deferred revenue	119,827	(69,297)
Net cash provided by/(used in) operating activities	579,313	(1,982,140)

Cash flows from investing activities:
Release of restricted cash	400,000	--
Capital expenditures	(396,055)	(1,813,517)
Proceeds from sale of building	--	3,619,899
Deposits	3,167	(2,667)
Net cash provided by investing activities	7,112	1,803,715

Cash flows from financing activities:
Net proceeds from stock options exercised	102,200	29,500
Payments of long-term debt	(540,000)	(2,857,334)
Net cash used in financing activities	(437,800)	(2,827,834)

Net increase/(decrease) in cash and cash equivalents	148,625	(3,006,259)
Cash and cash equivalents at beginning of period	11,247,560	13,721,324

Cash and cash equivalents at end of period	$11,396,185	$10,715,065

Supplemental disclosure of cash flow information:
Income taxes paid	$--	$25
Interest paid	$83,904	$99,663

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 1:     BASIS OF PRESENTATION

The accompanying unaudited financial statements for CVD Equipment Corporation and Subsidiaries (collectively, “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that can be expected for the year ending December 31, 2014.

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

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Product and service sales including those based on time and materials type contracts are recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Service sales, principally representing repair, maintenance and engineering activities are recognized over the contractual period or as services are rendered.

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured on the basis of incurred costs to estimated total costs for each contract. This cost-to-cost method is used because management considers it to be the best available measure of progress on these contracts.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs.

Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

The asset, “Costs and estimated earnings in excess of billings on contracts in progress,” represents revenues recognized in excess of amounts billed.

The liability, “Billings in excess of costs and estimated earnings on contracts in progress,” represents amounts billed in excess of revenues recognized.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 3:     CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain stability and liquidity. These temporary cash investments may exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. At September 30, 2014 and December 31, 2013, the cash investments that exceeded the FDIC limit amounted to $10,566,000 and $10,136,000, respectively. The Company sells products and services to various companies across several industries in the ordinary course of business. The Company assesses the financial strength of its customers and maintains allowances for anticipated losses.

NOTE 4:     CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on percentage of completion type contracts in progress are summarized as follows:

	September 30, 2014	December 31, 2013

Costs incurred on contracts in progress	$3,110,152	$1,807,628
Estimated earnings	3,376,244	1,229,038
	6,486,396	3,036,666
Billings to date	(4,446,081)	(1,711,587)
	$2,040,314	$1,325,079

Included in accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on contracts in progress	$2,584,838	$1,577,969

Billings in excess of costs and estimated earnings on contracts in progress	$(544,524)	$(252,890)

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 5:      INVENTORIES

Inventories consist of:

	September 30, 2014	December 31, 2013

Raw materials	$4,100,867	$4,058,350
Work-in-process	993,248	300,460
Finished goods	119,435	138,539
Totals	$5,213,550	$4,497,349

NOTE 6:     ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts of $23,315 and $107,496 as of September 30, 2014 and December 31, 2013, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

NOTE 7:     LONG-TERM DEBT

On August 5, 2014, the Company extended until August 5, 2015, under the same terms, it’s existing revolving credit facility with HSBC Bank, USA, N.A. (“HSBC”), which was due to expire. The original loan agreement with HSBC was entered into on August 5, 2011, and provided the Company with credit up to $9.1 million. The loan agreement consists of a $7 million revolving credit facility and a five (5) year term loan in the initial principal amount of $2.1 million. The obligations under the loan agreement are secured by substantially all of the Company’s personal property. Additionally, borrowings under the term loan were initially collateralized by $1 million of restricted cash deposits, provided that, so long as no event of default has occurred and then continuing, HSBC would release $200,000 of the collateral on each anniversary of the closing date. The restricted balance at September 30, 2014 was $400,000. This restricted cash is a separate line item on the consolidated balance sheet. The Company makes monthly principal payments of $35,000 plus interest on the term loan which matures on August 1, 2016. The balances as of September 30, 2014 and December 31, 2013 were $805,000 and $1,120,000 respectively. Interest on the unpaid $805,000 principal balance for the term loan, which was used to pay off the previous mortgages, accrues at a fixed rate of 3.045%. There were no borrowings outstanding on the $7 million revolving credit facility as of both September 30, 2014 and December 31, 2013. The revolving credit facility permits the Company to borrow on a revolving basis until August 5, 2015. Interest on the unpaid principal balance on this facility accrues at either (i) the London Interbank offered Rate (“LIBOR”) plus 1.75% or (ii) the bank’s prime rate minus 0.50%. The credit agreement also contains certain financial covenants, all of which the Company was in compliance with at September 30, 2014.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 7:     LONG-TERM DEBT (continued)

In March 2012, the Company entered into a mortgage loan agreement with HSBC Bank, USA, N.A., for the initial principal amount of $6,000,000 (the “Loan”), through the Town of Islip Industrial Development Agency. The Loan is secured by a mortgage against the property and building located at 355 South Technology Drive, Central Islip, New York. Interest presently accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% which was 1.9036% and 1.9166% at September 30, 2014 and December 31, 2013 respectively. The balance on the mortgage at September 30, 2014 was approximately $3,941,000. The Company makes monthly principal payments of $25,000 plus interest on the Loan which matures on March 15, 2022.

NOTE 8:     STOCK-BASED COMPENSATION EXPENSE

During the three and nine months ended September 30, 2014 and September 30, 2013, the Company recorded compensation expense as part of selling and general administrative expense, of approximately $117,000 and $371,000 and $73,000 and $194,000 respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments.

NOTE 9:     INCOME TAXES

The provision for income taxes includes the following:

	Nine Months Ended September 30,
	2014	2013

Current:
Federal	$281,748	$	----
State	25,572		----
Total Current Provision	307,320		----
Deferred:
Federal	$(191,472)		$(498,382)
State	381,345		(8,629)
Total deferred	189,873		(507,011)
Income tax expense/(benefit)	$497,193		$(507,011)

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 9:     INCOME TAXES (continued)

In March 2014, New York State eliminated the state income tax for qualified manufacturing companies such as CVD. Due to this change in tax law, the Company was required to write off state-level deferred tax assets which would have been used to offset future taxes payable to New York State. Though this change led to the loss of benefits we had recorded for previous operating losses, it will reduce total income tax expense for future periods, as essentially all of our operations are in New York State,

Tax Rate Reconciliation

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory rate is as follows:

	Nine Months Ended
	September 30,
	2014	2013
Income tax expense/(benefit) at federal statutory rate [34%]	$438,244	$(174,018)
State and local income tax benefit net of federal tax benefit	--	(30,709)
Change in capitalized inventory (Section 263A)	3,159	(5,760)
Change in vacation accrual	(23,913)	(26,137)
Change in other accruals	(4,023)	10,023
Difference between tax and book depreciation	(91,385)	140,516
Change in capital loss carryforward	--	(224,137)
Stock-based compensation	(97,041)	(10,825)
Research and development credits	(109,193)	(185,964)
Impact of New York State taxation change	381,345	--
Income tax expense/(benefit)	$497,193	$(507,011)

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

Stock options to purchase 159,730 shares of common stock were outstanding and 134,730 were exercisable during the three and nine months ended September 30, 2014. Stock options to purchase 199,380 shares were outstanding and 161,880 were exercisable during the three and nine months ended September 30, 2013. At September 30, 2014, all outstanding options were included in the diluted earnings per share calculation because the average market price was higher than the exercise price. However, none of the outstanding options were included in the earnings per share calculation at September 30, 2013, as their effect would have been anti-dilutive.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 10:     EARNINGS PER SHARE (continued)

The potentially dilutive common shares from warrants and options are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potential dilutive effect of the securities.

NOTE 11:     LEGAL PROCEEDINGS

On January 26, 2010, the Company commenced an action against Taiwan Glass Industrial Corp. (“Taiwan Glass”) in the United States District Court for the Southern District of New York. By that action, the Company sought monetary damages ($5,816,000) against Taiwan Glass for breach of contract. The Company believes that Taiwan Glass has no legal basis for unilaterally refusing to accept and pay for equipment specially manufactured for them and shipped to them by the Company. Taiwan Glass has interposed an answer and counterclaims denying these allegations and is seeking unspecified monetary damages. On April 12, 2012, Taiwan Glass filed a motion seeking partial summary judgment in the amount of $3,564,000 (representing the portion of the purchase price that it had previously paid to the Company). By Memorandum and Order dated November 7, 2012, the Court denied the Taiwan Glass Motion in its entirety. On July 15, 2014 Taiwan Glass filed another motion seeking partial summary judgment in the amount of $3,564,000. By Opinion and Order dated November 13, 2014, the Court granted Taiwan Glass's motion for partial summary judgment and ordered the entry of judgment in favor of Taiwan Glass against the Company in the amount of $3,564,000 plus interest and dismissed the Company's breach of contract claim against Taiwan Glass. The Court has scheduled a conference for November 21, 2014. The Company is considering its options, including the appeal of the judgment.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 12:      SEGMENT REPORTING     (continued)

Three Months

Ended September 30,

2014	CVD	SDC	Eliminations *	Consolidated
Revenue	$7,693,131	$1,810,328	$(636,301)	$8,867,158
Pretax income	807,397	389,532		1,196,929

2013
Revenue	$3,368,613	$1,425,304	$(87,245)	$4,706,672
Pretax (loss)/income	(854,063)	240,106		(613,957)

Nine Months

Ended September 30,

2014	CVD	SDC	Eliminations *	Consolidated
Revenue	$16,339,298	$4,137,957	$(1,117,708)	$19,359,547
Pretax income	410,301	878,648		1,288,949

2013
Revenue	$9,824,980	$3,473,665	$(294,348)	$13,004,297
Pretax (loss)/income	(979,148)	467,328		(511,820)

*All elimination entries represent intersegment revenues eliminated in consolidation for external financial reporting.

NOTE 13:              SUBSEQUENT EVENTS

On January 26, 2010, the Company commenced an action against Taiwan Glass Industrial Corp. (“Taiwan Glass”) in the United States District Court for the Southern District of New York. By that action, the Company sought monetary damages ($5,816,000) against Taiwan Glass for breach of contract. The Company believes that Taiwan Glass has no legal basis for unilaterally refusing to accept and pay for equipment specially manufactured for them and shipped to them by the Company. Taiwan Glass has interposed an answer and counterclaims denying these allegations and is seeking unspecified monetary damages. On April 12, 2012, Taiwan Glass filed a motion seeking partial summary judgment in the amount of $3,564,000 (representing the portion of the purchase price that it had previously paid to the Company). By Memorandum and Order dated November 7, 2012, the Court denied the Taiwan Glass Motion in its entirety. On July 15, 2014 Taiwan Glass filed another motion seeking partial summary judgment in the amount of $3,564,000. By Opinion and Order dated November 13, 2014, the Court granted Taiwan Glass’s motion for partial summary judgment and ordered the entry of judgment in favor of Taiwan Glass against the Company in the amount of $3,564,000 plus interest and dismissed the Company's breach of contract claim against Taiwan Glass. The Court has scheduled a conference for November 21, 2014. The Company is considering its options, including the appeal of the judgment. These financial statements for the three and nine months ended September 30, 2014 do not reflect the impact of the summary judgment and the Company has not made any accruals towards the payment of this amount.

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

Results of Operations

Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013

	Three Months Ended		Change	% Change
	September 30, 2014	September 30, 2013
(In thousands)
Bookings	$6,400	$5,300	$1,100	20.8
Ending Backlog	12,058	3,990	8,068	202.2

Revenue
CVD ( net of eliminations)	$7,690	$3,360	$4,330	128.9
SDC (net of eliminations)	1,177	1,347	(170)	(12.6)
Total Revenue	8,867	4,707	4,160	88.4

Cost of Goods Sold	5,558	2,958	2,600	87.9

Gross Profit	3,309	1,749	1,560	89.2
Gross Margin	37.3%	37.2%	0.1%

Selling and Shipments	314	252	62	24.6
General & Administrative	1,782	1,461	321	22.0
Bad Debt	---	623	(623)	(100.0)
Total Operating Expenses	2,096	2,336	(240)	(10.3)

Operating Income	1,213	(587)	1,800	306.6

Other Income (Expense)	(16)	(26)	10	38.5

Income/(Loss) before taxes	1,197	(613)	1,810	295.3

Income tax expense/(benefit)	339	(175)	514	293.7

Net Income/(Loss)	858	(438)	1,296	295.9

Bookings/Backlog

Orders received for the three months ended September 30, 2014 were approximately $6,400,000 compared to approximately $5,300,000 in orders received for the three months ended September 30, 2013, an increase of 20.8%. This resulted in a backlog of $12,058,000 as of September 30, 2014 compared to $3,990,000 as of September 30, 2013. Approximately $8,100,000 of the backlog at September 30, 2014 is a result of multiple orders from one customer. Although timing for completion of the backlog varies depending on the product mix and can be as long as two years, we believe a significant portion of our current backlog will be completed within the next twelve months. Included in the backlog are all accepted purchase orders, less any amounts which have been previously billed or recognized as a component of our percentage-of-completion calculations. Management utilizes the order backlog to assist it in gauging projected revenues and profits; however, it does not provide an assurance of future achievement of revenues or profits as, for example, order cancellations or delays are possible.

Revenue

Revenue recognized for the three months ended September 30, 2014 was approximately $8,867,000, an increase of 88.4% or $4,160,000 compared to approximately $4,707,000 in revenue for the three months ended September 30, 2013. This increase can be attributable to $7,690,000 of revenue generated by the CVD division for the three months ended September 30, 2014 an increase of 128.9% compared to revenue of $3,360,000 for the three months ended September 30, 2013. Approximately $4,800,000 of the current period revenue was generated from one customer. We continue to add staff of qualified personnel to handle the increased level of orders. Revenue recognized by our SDC division increased by approximately $385,000 or 27.0% during the three months ended September 30, 2014 as compared to the three months end September 30, 2013.

Gross Profit

During the three months ended September 30, 2014, we generated a gross profit of approximately $3,310,000, resulting in a gross profit margin of 37.3% compared to a gross profit of $1,749,000 with a gross margin of 37.2% for the three months ended September 30, 2013. This increase in gross profit is due to additional revenue recognized during the quarter.

Selling, General and Administrative Expenses

Selling and shipping expenses for the three months ended September 30, 2014 were approximately $314,000, or 3.5% of our revenue compared to $252,000, or 5.4% of our revenue for the three months ended September 30, 2013, an increase of $62,000 but a decrease as a percentage of our revenue. The increase can be attributed to the increase in personnel previously discussed.

We incurred approximately $1,782,000 of general and administrative expenses or 20.1% of our revenue for the three months ended September 30, 2014, compared to approximately $1,462,000 or 31.1% of our revenue during the three months ended September 30, 2013, an increase of $320,000 but a decrease as a percentage of revenue year over year. The increase in expenses was primarily the result of an increase in personnel and an increase in legal fees during the three months ended September 30, 2014. We incurred approximately $204,000 in legal fees during the three months ended September 30, 2014 compared to $44,000 during the three months ended September 30, 2013. We expect to continue to incur significant legal expenses until the conclusion of our litigation with Taiwan Glass Industrial Corporation which is currently scheduled for trial in the first quarter of 2015.

We did not incur any bad debt expense for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, when we incurred approximately $623,000 of bad debt expense as a result of increasing our allowance for doubtful accounts due to the decline in the credit quality of a major customer, in the solar industry.

Operating Income

As a result of the increased revenue and gross profit, income from operations was approximately $1,212,000 for the three months ended September 30, 2014 compared to a loss from operations of approximately ($588,000) for the three months ended September 30, 2013.

Interest Expense, Net

Interest income for the three months ended September 30, 2014 was approximately $9,000 compared to approximately $7,000 for the three months ended September 30, 2013. Interest expense for the three months ended September 30, 2014 was approximately $27,000 compared to approximately $34,000 for the three months ended September 30, 2013. This reduction in interest expense is primarily the result of the reduced debt associated with the Company-owned facilities.

Income Taxes

Current income tax expense for the three months ended September 30, 2014 amounted to approximately $307,000, as we utilized certain research and development tax credits that were available to us. Additionally, we recorded an additional $32,000 in deferred tax expense during the three months ended September 30, 2014.

Net Income

For the foregoing reasons, we had net income of approximately $858,000 or $0.14 per share basic and diluted for the three months ended September 30, 2014, compared to a net loss of approximately ($438,000) or ($0.07) per share basic and diluted for the three months ended September 30, 2013.

Results of Operations

Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013

	Nine Months Ended		Change	% Change
	September 30, 2014	September 30, 2013
(In thousands)
Bookings	$27,500	$11,500	$16,000	139.1
Ending Backlog	12,058	3,990	8,068	202.2

Revenue
CVD ( net of eliminations)	$16,330	$9,780	$6,550	67.0
SDC (net of eliminations)	3,030	3,224	(194)	(6.0)
Total Revenue	19,360	13,004	6,356	48.9

Cost of Goods Sold	12,032	8,683	3,349	38.6

Gross Profit	7,328	4,321	3,007	69.6
Gross Margin	37.9%	33.2%	4.7%

Selling and Shipments	972	741	231	31.2
General & Administrative	5,035	4,272	763	17.9
Bad Debt	---	610	(610)	(100.0)
Gain on Sale of Building	---	(887)	887	100.0
Total Operating Expenses	6,007	4,736	1,271	26.8

Operating Income	1,321	(415)	1,736	418.3

Other Income (Expense)	(32)	(97)	65	(67.0)

Income/(Loss) before taxes	1,289	(512)	1,801	351.8

Income tax expense/(benefit)	497	(507)	1,004	(198.0)

Net Income/(Loss)	792	(5)	797	16040.0

Bookings/Backlog

Orders received for the nine months ended September 30, 2014 were approximately $27,500,000, an increase of 139.1% over the $11,500,000 in orders received over the corresponding period one year ago, resulting in the backlog of $12,058,000 as of September 30, 2014 compared to the backlog of $3,990,000 as of September 30, 2013. Approximately $8,100,000 of the backlog at September 30, 2014 is a result of multiple orders from one customer. Although timing for completion of the backlog varies depending on the product mix and can be as long as two years, we believe a significant portion of our current backlog will be completed within the next twelve months. Included in the backlog are all accepted purchase orders, less any amounts which have been previously billed or recognized as a component of our percentage-of-completion calculations. Management utilizes the order backlog to assist it in gauging projected revenues and profits; however it does not provide an assurance of future achievement of revenues or profits as, for example, order cancellations or delays are possible.

Revenue

Revenue recognized for the nine months ended September 30, 2014 was approximately $19,360,000 an increase of 48.9% or $6,356,000 as compared to approximately $13,004,000 in revenue for the nine months ended September 30, 2013. This increase is pimarily attributable to our continued conversion of the increased orders received this year into revenue. Revenue from the CVD division was approximately $16,330,000 for the nine months ended September 30, 2014 compared to approximately $9,780,000 for the nine months ended September 30, 2013, an increase of 67.0%. Approximately $10,000,000 of the revenue from the CVD division was generated from one customer during the current nine months ended September 30, 2014. Revenue recognized by our SDC division increased by approximately $664,000 or 19.1% during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Gross Profit

During the nine months ended September 30, 2014, we generated gross profits of approximately $7,328,000 resulting in a gross profit margin of 37.9%, compared to gross profits of $4,321,000 with a gross profit margin of 33.2% for the nine months ended September 30, 2013. The increased gross profit margins are a result of realizing various efficiencies due to increased production.

Selling, General and Administrative Expenses

Selling and shipping expenses for the nine months ended September 30, 2014 were approximately $972,000 or 5.0% of our revenue compared to $741,000 or 5.7% of our revenue for the nine months ended September 30, 2013, an increase of $231,000 but a decrease as a percentage of revenue year over year. This increase is primarily attributable to an increase in personnel during the current nine month period.

We incurred approximately $5,035,000 of general and administrative expenses or 26.0% of our revenue for the nine months ended September 30, 2014, compared to approximately $4,272,000 or 32.9% of our revenue during the nine months ended September 30, 2013, an increase of $763,000 but a decrease as a percentage of revenue. This increase is primarily the result of an increase in personnel and legal fees. Legal fees incurred during the current nine month period were approximately $472,000 compared to approximately $310,000 in legal fees incurred during the nine months ended September 30, 2013.We expect to continue to incur significant legal expenses until the conclusion of our litigation with Taiwan Glass Industrial Corporation which is currently scheduled for trial during the first quarter of 2015.

We did not incur any bad debt expense for the three months ended September 30, 2014 compared to the three months ended September 30, 2013, when we incurred approximately $610,000 of bad debt expense as a result of increasing our allowance for doubtful accounts due to the decline in the credit quality of a major customer, in the solar industry.

On April 5, 2013, we closed on the sale of our former headquarters located in Ronkonkoma, New York. The selling price was $3,875,000 exclusive of closing costs. As a result, we incurred a long-term capital gain of $887,000.

Operating Income

As a result of the increased revenue and gross profit, income from operations was approximately $1,320,000 for the nine months ended September 30, 2014 compared to a loss from operations of approximately ($415,000) for the nine months ended September 30, 2013.

Interest Expense, Net

Interest income for the nine months ended September 30, 2014 was approximately $24,000 compared to approximately $23,000 for the nine months ended September 30, 2013. Interest expense for the nine months ended September 30, 2014 was approximately $84,000 compared to $133,000 for the nine months ended September 30, 2013. The reduction in interest expense is primarily the result of the reduced debt associated with the Company-owned facilities.

Income Taxes

Current income tax expense for the nine months ended September 30, 2014 amounted to approximately $307,000. Additionally, we utilized an additional $190,000 in deferred tax expense during the nine months ended September 30, 2014.

Net Income

For the foregoing reasons, we had net income of approximately $792,000 or $0.13 per share basic and diluted for the nine months ended September 30, 2014, compared to a net loss of approximately ($5,000) or $0.00 per share basic and diluted for the nine months ended September 30, 2013.

Inflation

Inflation has not materially impacted the operations of our Company.

Liquidity and Capital Resources

As of September 30, 2014, we had cash and cash equivalents of $11,396,000, compared to $11,248,000 at December 31, 2013, an increase of $148,000. The increase in cash and cash equivalents was primarily the result of the timing of both shipments and customer payments on outstanding balances as well as the timing of payments we make to our suppliers. We had aggregate working capital of approximately $19,748,000 compared to $18,444,000 at December 31, 2013, an increase of $1,304,000.

Accounts receivable, net, as of September 30, 2014 was $4,635,000 compared to $2,883,000 as of December 31, 2013. This increase is primarily attributable to the timing of shipments and customer payments and the increased order levels.

On August 5, 2014, we extended until August 5, 2015, under the same terms, our existing revolving credit facility with HSBC Bank, USA, N.A. (“HSBC”) which was due to expire. The original loan agreement with HSBC was entered into on August 5, 2011, and provided us with credit up to $9.1 million. The loan agreement consists of a $7 million revolving credit facility and a five (5) year term loan in the initial principal amount of $2.1 million. The obligations under the loan agreement are secured by substantially all of our personal property. Additionally, borrowings under the term loan were initially collateralized by $1 million of restricted cash deposits, provided that, so long as no event of default has occurred and then continuing, HSBC would release $200,000 of the collateral on each anniversary of the closing date. The restricted balance at September 30, 2014 was $400,000. This restricted cash is a separate line item on the consolidated balance sheet. We make monthly principal payments of $35,000 plus interest on the term loan which matures on August 1, 2016. The balances as of September 30, 2014 and December 31, 2013 were $805,000 and $1,120,000 respectively. Interest on the unpaid $805,000 principal balance for the term loan, which was used to pay off the previous mortgages, accrues at a fixed rate of 3.045%. There were no borrowings outstanding on the $7 million revolving credit facility as of both September 30, 2014 and December 31, 2013. The revolving credit facility permits us to borrow on a revolving basis until August 5, 2015. Interest on the unpaid principal balance on this facility accrues at either (i) the London Interbank offered Rate (“LIBOR”) plus 1.75% or (ii) the bank’s prime rate minus 0.50%. The credit agreement also contains certain financial covenants, all of which we were in compliance with at September 30, 2014.

Pursuant to the terms of an Accommodation Agreement, on March 15, 2012, we entered into a loan agreement with HSBC Bank, USA, N.A. in the amount of $6,000,000, (the “Loan”), the proceeds of which were used to finance a portion of the purchase price of the Central Islip facility. The Loan is secured by the mortgage against that facility. Interest accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% or HSBC’s prime rate minus 0.50%. The balance on the mortgage as of September 30, 2014 was $3,941,000. The Loan matures on March 15, 2022.

We may also raise additional funds in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products. In addition, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable. Any equity or equity-linked financing could be dilutive to existing shareholders.

We believe we have a sufficient amount of cash, and available credit facilities at September 30, 2014, to meet our working capital and investment requirements for the next twelve months.

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

CVD EQUIPMENT CORPORATION

PART II

OTHER INFORMATION

Item 1.        Legal Proceedings.

On January 26, 2010, the Company commenced an action against Taiwan Glass Industrial Corp. (“Taiwan Glass”) in the United States District Court for the Southern District of New York. By that action, the Company sought monetary damages ($5,816,000) against Taiwan Glass for breach of contract. The Company believes that Taiwan Glass has no legal basis for unilaterally refusing to accept and pay for equipment specially manufactured for them and shipped to them by the Company. Taiwan Glass has interposed an answer and counterclaims denying these allegations and is seeking unspecified monetary damages. On April 12, 2012, Taiwan Glass filed a motion seeking partial summary judgment in the amount of $3,564,000 (representing the portion of the purchase price that it had previously paid to the Company). By Memorandum and Order dated November 7, 2012, the Court denied the Taiwan Glass Motion in its entirety. On July 15, 2014 Taiwan Glass filed another motion seeking partial summary judgment in the amount of $3,564,000. By Opinion and Order dated November 13, 2014, the Court granted Taiwan Glass's motion for partial summary judgment and ordered the entry of judgment in favor of Taiwan Glass against the Company in the amount of $3,564,000 plus interest and dismissed the Company's breach of contact claim against Taiwan Glass. The Court has scheduled a conference for November 21, 2014. The Company is considering its options, including the appeal of the judgment.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.       Defaults Upon Senior Securities.

None.

Item 4.       Mine Safety Disclosures.

Not Applicable.

Item 5.       Other Information.

None.

Item 6.        Exhibits

The exhibits below are hereby furnished to the SEC as part of this report:

31.1	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 14, 2014.

31.2	Certification of Glen R. Charles, Chief Financial Officer, dated November 14, 2014.

32.1	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 14, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Glen R. Charles, Chief Financial Officer, dated November 14, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

____________

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 2014.

CVD EQUIPMENT CORPORATION

By:	/s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

By:	/s/ Glen R. Charles
Glen R. Charles
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 14, 2014.

31.2*	Certification of Glen R. Charles, Chief Financial Officer, dated November 14, 2014.

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 14, 2014, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated November 14, 2014 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

____________

*	Filed herewith

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise not subject to liability under these sections.