Form 10-K
period 2014-12-31
CVD EQUIPMENT CORP
filed 2015-03-31
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $61,986,440 at June 30, 2014

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 6,169,477 shares of Common Stock, $0.01 par value at March 13, 2015.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Annual Report on Form 10-K contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements, as there can be no assurance that the plans, intentions or expectations upon which they are based will occur. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various factors and are derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to: competition in our existing and potential future product lines of business; our ability to obtain financing on acceptable terms if and when needed; uncertainty as to our future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the Company. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. We assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements. Past performance is no guaranty of future results.

Item 1.	Description of Business.

The use of the words “CVD,” “we,” “us” or “our” refers to CVD Equipment Corporation, a New York corporation incorporated on October 13, 1982, and its subsidiaries, except where the context otherwise requires.

We design and manufacture custom and standard state-of-the-art equipment and process solutions used to develop and manufacture materials and coatings for research and industrial applications with the focus on enabling tomorrow’s technologies TM. These coatings are used in numerous fields including but not limited to aerospace, medical, solar, nano and advanced electronic components. We offer a broad range of chemical vapor deposition, gas control and other equipment that is used by our customers to research, design and manufacture these materials or coatings for turbine blades, implants, semiconductors, solar cells, smart glass, carbon nanotubes, nanowires, LEDs, MEMS and other applications. Through our Application Laboratory, we provide process development support and process startup assistance. Our proprietary technology products are generally customized to meet the particular specifications of individual customers and to accelerate the commercialization of their proprietary intellectual property. We also offer standard products that are based on the expertise and know-how we have developed in designing and manufacturing our customized products.

Based on more than 32 years of experience, we use our engineering, manufacturing and process development to transform new applications into leading-edge manufacturing solutions. This enables university, research and industrial scientists at the cutting edge of technology to develop next generation aerospace, medical, solar, nano, LEDs, semiconductors and other electronic components. We also develop and manufacture research and production equipment based on our proprietary designs. We have built a significant library of design expertise, know-how and innovative solutions to assist our customers in developing these intricate processes and to accelerate their commercialization. This library of solutions, along with our vertically integrated manufacturing facilities, allows us to provide superior design, process and manufacturing solutions to our customers on a cost effective basis.

Our strategy is to target opportunities in the research and development and production equipment market, with a focus on higher-growth applications such as medical, aerospace, solar, smart glass, carbon nanotubes, nanowires, graphene, MEMS and LEDs. To expand our penetration into these growth markets, we have developed a line of proprietary standard products and custom systems. Historically, we manufactured products on a custom one-at-a-time basis to meet an individual customer’s specific research requirements. Our new proprietary systems leverage the technological expertise that we have developed through designing these custom systems onto a standardized basic core. This core is easily adapted through a broad array of available add-on options to meet the diverse product and budgetary requirements of the research community. By manufacturing the basic core of these systems in higher volumes, we are able to reduce both the cost and delivery time for our systems. These systems, which we market and sell under the EasyTube® product line, are sold to researchers at universities, research laboratories, and startup companies in the United States and throughout the world.

Sales of our proprietary standard, custom systems and process solutions have been driven by the success of our installed customer base, which includes several Fortune 500 companies. Historically, revenues have grown through sales to existing customers to meet their additional capacity needs or new requirements, as well as to new customers. However, with our proprietary solutions and expanded focus on “accelerating the commercialization of tomorrow’s technologiesTM” we have been developing a new customer base in addition to growing with our existing customers. We have generally gained new customers through word of mouth, the movement of our customer's personnel from one company to another, limited print advertising and trade show attendance. We are now also gaining new customers by their awareness of our company in the marketplace with results from our Application Laboratory, partnerships with startup companies, increased participation in trade shows and expanded internet advertising.

The core competencies we have developed in equipment and software design, as well as in systems manufacturing and process solutions, are used to engineer our finished products and to accelerate the commercialization path of our customer base. Our proprietary-real-time, software allows for rapid configuration, and provides our customers with powerful tools to understand, optimize and repeatedly control their processes. Our vertically integrated structure allows us to control the manufacturing process, from bringing raw metal and components into our manufacturing facilities to shipping out finished products. These factors significantly reduce cost, improve quality and reduce the time it takes from customer order to shipment of our products. Our Application Laboratory allows selected customers to bring up their process tools in our Application Laboratory and to work together with our scientists and engineers to optimize process performance.

Operating Divisions

We conduct our operations through two divisions: (1) CVD/First Nano, and (2) Stainless Design Concepts (“SDC”). Each division operates on a day-to-day basis with its own operating manager while product development, sales and administration are managed at the corporate level.

CVD/First Nano supplies state-of-the-art chemical vapor deposition systems for use in the research, development and manufacturing of aerospace and medical components, semiconductors, LEDs, carbon nanotubes, nanowires, solar cells and a number of other industrial applications. We utilize our expertise in the design and manufacture of chemical vapor deposition systems to work with laboratory scientists to bring state-of-the-art processes from the research laboratory into production, as well as to provide production equipment and process solutions based on our designs. CVD/First Nano also operates our Application Laboratory where our personnel interact effectively with the scientists and engineers of our customer base. CVD/First Nano operates out of our main facility in Central Islip, New York.

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

Principal Products

Chemical Vapor Deposition - A process which passes a gaseous compound over a target material surface that is heated to such a degree that the compound decomposes and deposits a desired layer onto substrate material. The process is accomplished by combining appropriate gases in a reaction chamber, of the kind produced by the Company, at elevated temperatures (typically 150-1,800° Celsius). Our chemical vapor deposition systems are complete and include all necessary instrumentation, subsystems and components and include state-of-the-art process control software. We provide both standard and specifically engineered products for particular customer applications. Some of the standard systems we offer are for Silicon, Silicon-Germanium, Silicon Dioxide, Silicon Nitride, Polysilicon, Liquid Phase Epitaxial, Metalorganic Chemical Vapor Deposition, Carbon Nanotubes, Graphene Nanowires, Solar Cell research and Solar material quality control.

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

Rapid Thermal Processing (“RTP”) - Used to heat semiconductor materials to elevated temperatures of up to 1,000° Celsius at rapid rates of up to 200° Celsius per second. Our RTP systems are offered for implant activation, oxidation, silicide formation and many other processes. We offer systems that can operate both at atmospheric or reduced pressures. Our RTP systems are priced up to $600,000.

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

Ultra-high Purity Gas and Liquid Control Systems - Our standard and custom designed gas and liquid control systems, which encompass gas cylinder storage cabinets, custom gas and chemical delivery systems, gas and liquid valve manifold boxes and gas isolation boxes, provide safe storage and handling of pressurized gases and chemicals. Our system design allows for automatic or manual control from both a local and remote location. A customer order often includes multiple systems and can total up to $1,000,000.

Quartz-ware - We provide standard and custom fabricated quartz-ware used in our equipment and other customer tools. We also provide repair and replacement of existing quartz-ware.

Markets and Marketing

Due to the highly technical nature of our products, we believe it is essential to contact customers directly through our sales personnel and through a network of domestic and international independent sales representatives and distributors specializing in the type of equipment we sell. Our primary marketing activities include direct sales contacts, participation in trade shows and our internet websites. We are also focusing our efforts on being in the top listings on many search engines in order to increase the number of “hits” to our websites.

Customers

We are continuing to work on expanding our product offerings. Many of these products are used in research and in production applications. We sell our products primarily to electronic component manufacturers, institutions involved in electronic component research (such as universities, government and industrial laboratories) and to industries such as aerospace that require specialized coatings. We have both an international and domestic customer base with hundreds of installed systems.

Revenue from a single customer in any one year can exceed 10.0% of our total sales. In fiscal year 2014 and 2013 one customer represented 50.2% and 23.7% respectively, of our annual revenues. We are not generally dependent on any single customer; however, the loss of any key customer would have to be replaced by others, and our inability to do so may have a material adverse effect on our business and financial condition.

For the twelve months ended December 31, 2014, approximately 20.2% of our revenues were generated from foreign sales compared to 27.3% for the twelve months ended December 31, 2013.

Warranties

Warranties on our equipment can range up to twenty-four months from shipment and we pass along any warranties from original manufacturers of components used in our products. We provide service and support for our installed base of equipment with in-house field service personnel. Warranty costs, including those incurred in fiscal years 2014 and 2013, have been historically insignificant and expensed as incurred.

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

Sources of Supply

Many of the components used in producing our products are purchased from unrelated suppliers. We have OEM status with our suppliers but we are not obligated to purchase a pre-determined quantity. We are not dependent on a principal or major supplier and alternate suppliers are available. Subject to lead times, the components and raw materials we use in manufacturing our products are readily obtainable.

We have a fully-equipped machine shop that we use to fabricate most of our metal components in-house, including the most complex designed parts of our equipment. Our investment in CNC machines for our machine shop has increased our efficiencies while significantly reducing costs in production. Similarly, our quartz fabrication capability is sufficient to meet our quartz-ware needs.

Materials procured from the outside and/or manufactured internally undergo a rigorous quality control process to ensure that the parts meet or exceed our requirements and those of our customers. Upon final assembly, all equipment undergoes a final series of complete testing to ensure maximum product performance.

Backlog

As of December 31, 2014, our order backlog was approximately $21.1 million compared to approximately $3.9 million at December 31, 2013, an increase of $17.2 milllion or 438%. The increase in orders to reach our record level of bookings is being driven by our penetration into the aerospace market. In addition, our new larger facility and increased engineering and production personnel provides us with greater capabilities in order to satisfy the growing demand for our equipment. The timing for completion of the backlog varies depending on the product mix and can be as long as two years. Included in the backlog are all accepted purchase orders with the exception of those that are included in our percentage-of-completion. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however, it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

Intellectual Property

Our success is dependent, in part on our proprietary technology and other proprietary rights. We have historically protected our proprietary information and intellectual property such as design specifications, blueprints, technical processes and employee know-how through the use of non-disclosure agreements. In addition, where we deem appropriate, we file for patent and trademark protection of our proprietary technology and intellectual property that has the potential to be incorporated into our products and can be sold to multiple customers. We also maintain and/or assert rights in certain trademarks relating to certain of our products and product lines, and claim copyright protection for certain proprietary software and documentation.

While patent, copyright and trademark protections for our intellectual property are important to different degrees for our various products and solutions, we believe our future success in highly dynamic markets is most dependent upon the technical competence and creative skills of our personnel and our ability to accelerate the commercialization of next generation intellectual properties. We attempt to protect our trade secrets and other proprietary information through non-disclosure agreements with our customers, suppliers, employees and consultants and other security measures.

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

In 2012 we expanded our laboratory staff and began independently conducting cutting-edge research and product development for CVD Graphene. On January 9, 2014 we filed provisional patents covering the promising results we had achieved. In 2014, we incurred approximately $1.6 million in research and development expenses of which $878,000 was independent of external customer orders compared to 2013, when we incurred $1.8 million of research and development expenses, $1.0 million of which was independent of external customer orders.

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

Insurance

Some of our products are used in connection with explosive, flammable, corrosive and toxic gases. There are potential exposures to personal injury as well as property damage, particularly if operated without regard to the design limits of the systems and components. Management reviews its insurance coverage with our insurance agent on an annual basis. We believe we have the types and amounts of insurance coverage that are sufficient for our business.

Employees

At December 31, 2014, we had 190 employees, all of which were full time personnel. We had 104 people in manufacturing, 42 in engineering (including research and development and efforts related to product improvement) 7 in field service, 10 in sales and marketing and 27 in general management, maintenance and administration.

Item 1A.	Risk Factors

Although there are risks associated with investing in any company, as a smaller reporting company, we are not required to list Risk Factors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Description of Property.

Location	Size (sf)	Division	Principal use
Central Islip, NY	130,000	CVD/First Nano	Corporate; Mfg	Owned

Saugerties, NY	22,000	SDC	Admin; Mfg	Owned

Item 3.	Legal Proceedings.

Effective as of January 29, 2015, CVD Equipment Corporation (the “Company”), Taiwan Glass International Corporation (“Taiwan Glass”) and Capital One, National Association (“Capital One”) entered into an agreement (the “Settlement Agreement”) pursuant to which the parties settled that certain previously disclosed action pending in the United States District Court for the Southern District of New York under Docket No. 10-CV-0573 (the “Action”).

Pursuant to the terms of the Settlement Agreement, we paid Taiwan Glass the sum of $4,925,000, (said sum being inclusive of interest) and all claims and counterclaims asserted in the Action were settled and dismissed with prejudice. In addition, (a) Taiwan Glass executed limited releases in favor of each of the Company and Capital One concerning the claims asserted by Taiwan Glass in the Action; (b) we executed a limited release in favor of Taiwan Glass concerning the claims asserted by us against Taiwan Glass in the Action; and (c) Capital One executed a limited release in favor of Taiwan Glass concerning the claims asserted by Capital One against Taiwan Glass in the Action.

In addition, the parties caused to be filed with the Court a Stipulation of Dismissal dismissing the claims and counterclaims asserted against all parties in the Action with prejudice. Taiwan Glass agreed to notify the appropriate authorities in Taiwan that its disputes with the Company and the Company’s directors, officers, employees and agents have been amicably resolved on a business- like basis and the Complaint made by Taiwan Glass in Taiwan is hereby withdrawn.

On January 19, 2015, CVD Equipment Corporation (the “Company”) received an Arbitration Demand and Complaint which was filed with the American Arbitration Association by Development Specialists, Inc., an Illinois corporation (“DSI”), solely in its capacity as an assignee for the benefit of creditors of CM Manufacturing, Inc. f/k/a Stion Corporation (“Stion”), a Delaware corporation, (collectively the “Plaintiff”).

In its compliant, the Plaintiff claims, among other things, that the Company breached its agreement with Stion by failing to design, engineer, manufacture and timely deliver a certain custom furnace used in the manufacture of solar panels. The Plaintiff also asserts claims relating to breach of warranty, conversion, misappropriation of trade secrets and a declaration that DSI is not liable under the Company’s Proof of Claim which was previously filed in connection with Stion’s October 2013 Assignment for the Benefit of Creditors. Plaintiff seeks monetary damages of approximately $6.9 million plus interest and attorney’s fees, and certain injunctive relief and other unspecified money damages.

The Company believes that these claims have no merit and intends to vigorously defend its interests in this matter.

On February 5, 2015, the Company interposed an Answer denying Plaintiff’s claims and raising fifteen (15) Affirmative Defenses. Additionally, on March 24, 2015, the Company served and filed a Motion to Dismiss. A decision on this motion is expected shortly. If the Company’s Motion is granted, then the case will be dismissed, otherwise a brief period for discovery will follow and the Arbitration hearing is scheduled to take place the week of August 31, 2015.

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

	High	Low
Year Ended December 31, 2014:
1st Quarter	$17.05	$12.77
2nd Quarter	14.85	11.31
3rd Quarter	14.99	11.76
4th Quarter	15.10	10.26

	High	Low
Year Ended December 31, 2013:
1st Quarter	$12.24	$9.89
2nd Quarter	11.58	7.86
3rd Quarter	14.65	8.88
4th Quarter	14.61	9.66

As of March 13, 2015 there were approximately 78 holders of record and approximately 2,152 beneficial owners of our common stock, and the closing sales price of our common stock as reported on the NASDAQ Capital Market was $13.82.

Dividend Policy

We have never paid dividends on our common stock and we do not anticipate paying dividends on common stock at the present time. We currently intend to retain earnings, if any, for use in our business. There can be no assurance that we will ever pay dividends on our common stock. Our dividend policy with respect to our common stock is within the discretion of the Board of Directors and its policy with respect to dividends in the future will depend on numerous factors, including earnings, financial requirements and general business conditions. We are also prohibited from paying dividends under the terms of our Revolving Line of Credit Agreement with HSBC Bank, USA, N.A.

Equity Compensation Plan Information Table

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2014.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance
Plan Category

Equity compensation plans approved by security holders	259,730	$7.12	470,893

Equity compensation plans not approved by security holders	--	N/A	--

Total	259,730	$7.12	470,893

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

We design and manufacture custom and standard state-of-the-art equipment and process solutions used to develop and manufacture materials and coatings for research and industrial applications with the focus on enabling tomorrow’s technologiesTM. These coatings are used in numerous fields including but not limited to aerospace, medical, solar, nano and advanced electronic components. We offer a broad range of chemical vapor deposition, gas control and other equipment that is used by our customers to research, design and manufacture these materials or coatings for turbine blades, implants, semiconductors, solar cells, smart glass, carbon nanotubes, nanowires, LEDs, MEMS and other applications. Through our Application Laboratory, we provide process development support, startup assistance and focus on developing higher efficiency material manufacturing for a wide variety of growth markets. We look to accelerate the introduction of nano materials into a range of products and applications to help create a demand for our equipment or which we can market through our wholly owned subsidiary, CVD Materials Corporation. Our proprietary technology products are generally customized to meet the particular specifications of individual customers and to accelerate the commercialization of their proprietary intellectual property. We also offer standard products that are based on the expertise and know-how we have developed in designing and manufacturing our customized products.

Based on more than 32 years of experience, we use our engineering, manufacturing and process development to transform new applications into leading-edge manufacturing solutions. This enables university, research and industrial scientists at the cutting edge of technology to develop next generation chemical vapor deposited products for use in solar, nano materials, LEDs, semiconductors and other applications. We also develop and manufacture research and production equipment based on our proprietary designs. We have built a significant library of design expertise, know-how and innovative solutions to assist our customers in developing these intricate processes and to accelerate their commercialization of chemically deposited materials. This library of solutions, along with our vertically integrated manufacturing facilities, allows us to provide superior design, process and manufacturing solutions to our customers on a cost effective basis.

Results of Operations

Twelve Months Ended December 31, 2014 vs Twelve Months Ended December 31, 2013

	Twelve Months Ended
	December 31
	2014	2013	Change	% Change
(In thousands)
Bookings	$45,065	$13,459	$31,606	234.8
Ending Backlog	21,074	3,917	17,157	438.0

Revenue
CVD (net of eliminations)	$23,812	$13,014	$10,798	83.0
SDC (net of eliminations)	4,178	4,870	(692)	(14.2)
Total Revenue	27,990	17,884	10,106	56.5

Cost of Goods Sold	16,465	11,174	5,291	47.4

Gross Profit	11,525	6,710	4,815	71.8
Gross Margin	41.00%	37.52%	3.48%

Research & Development	878	1,013	(135)	(13.3)
Selling and Shipments	1,282	1,027	255	24.8
General & Administrative	8,204	6,082	2,122	34.9
Loss on legal settlement	4,925	---	4,925
Bad Debt expense	---	1,281	(1,281)
(Gain) on sale of building	---	(887)	887
Total Operating expenses	15,289	8,516	6,773	79.5

Operating loss	(3,764)	(1,806)	(1,958)	(108.4)

Other income/(expense)	55	(151)	206	136.4

Loss before taxes	(3,709)	(1,957)	(1,752)	(89.5)

Income tax (benefit)	(1,236)	(1,396)	(160)	11.5

Net loss	(2,473)	(561)	(1,912)	(341.8)
Net (loss) per share basic and diluted	(0.41)	(0.09)	(0.32)

In 2012, we purchased a 120,000 square foot facility located in Central Islip, New York 11722 (the “Property”) through the Town of Islip Industrial Development Agency, (the “Islip IDA”) and subsequently added another 10,000 square feet. This building replaced our two Ronkonkoma facilities which totaled 63,275 square feet.

Our results of operations for all of 2013 and the first six (6) months of 2014 were significantly impacted by this transaction. A substantial amount of time and effort was dedicated to purchasing, renovating and moving into the new facility that proved to be disruptive to our continuing operations.

Bookings/Backlog

Orders received for 2014 was higher than in any previous year. For the twelve months ended December 31, 2014 we received approximately $45.1 million, an increase of approximately $31.6 million or 234.1% compared to $13.5 million in orders for the twelve months ended December 31, 2013. Orders received by the CVD/First Nano division were approximately $43.0 million and orders received by the SDC division approximated $2.1 million. This resulted in a backlog of approximately $21.1 million as of December 31, 2014 compared to the backlog at December 31, 2013 of approximately $3.9 million. Approximately $20.8 million of the backlog is from the CVD/First Nano division and $0.3 million is from SDC. The December 31, 2014 backlog consists of approximately $14.9 million or 70.9% from one customer as a result of multiple orders that are still in process. Although timing for completion of the backlog varies depending on the product mix and can be as long as two years, we believe a significant portion of our current backlog will be completed within the next twelve months. Included in the backlog are all accepted purchase orders, less any amounts which have been previously billed or recognized as a component of our percentage-of-completion calculations. Management utilizes the order backlog to assist it in gauging projected revenues and profits; however it does not provide an assurance of future achievement of revenues or profits as, for example, order cancellations or delays are possible.

Revenue

We achieved near record revenue for the year ended December 31, 2014 with approximately $28.0 million compared to approximately $17.9 million for the year ended December 31, 2013, an increase of approximately $10.1 million or 56.4%. Annual revenue from the CVD/First Nano division increased by approximately $10.8 million or 83.1% to approximately $23.8 million which represented 85.0% of our total revenue during the year ended December 31, 2014 compared to approximately $13.0 million or 73.0% of our total revenue for the prior fiscal year. This increase is directly attributable to the increased orders that we have secured from the aerospace industry and the increased production capabilities and efficiencies that our new facility provides us as illustrated by the 56.5% increase in annual revenue with a corresponding increase of only 16% in production labor costs. Overall revenue for the three months ended December 31, 2014 was approximately $8.6 million compared to revenue of approximately $4.9 million for the three months ended December 31, 2013, an increase of 75.5%.

Annual revenue for the SDC division decreased to $4.2 million in 2014 compared to approximately $4.9 million in revenue in 2013. This decrease was a result of redirecting some of the production efforts of the SDC division to assist the CVD/First Nano division with its increased orders. The SDC division represented 15.0% and 27.5% of our total revenue during the years ended December 31, 2014 and December 31, 2013 respectively.

Gross Profit

Overall gross profit for the year ended December 31, 2014 amounted to approximately $11.5 million, with a gross profit margin of 41.2%,compared to the gross profit of approximately $6.7 million with a gross profit margin of 37.5%, for the year ended December 31, 2013. The CVD/First Nano division generated a gross profit margin of 38.8% for the year ended December 31, 2014, compared to a gross profit margin of 37.8% for the year ended December 31, 2013. The increase in gross profit margin is directly attributable to the increased order levels and efficiencies of working in a larger facility and having more trained personnel.

Research and Development, Selling, General and Administrative Expenses

Prior to 2012, all research and development expenses were incurred on customer orders and were classified as part of costs of goods sold. In 2012, we expanded our laboratory staff and began independently conducting cutting-edge research and product development for CVD Graphene. On January 9, 2014 we filed provisional patents. In 2014 we incurred approximately $0.9 million of internal research and development costs compared to approximately $1.0 million of internal research and product development expenses incurred in 2013. This decrease can be attributed to having utilized most of our laboratory and engineering staff to work on the significant increase in customer orders received in 2014.

Selling and shipping expenses were approximately $1.3 million or 4.6% of the revenue for the year ended December 31, 2014 compared to approximately $1.0 million or 5.7% for the year ended December 31, 2013, resulting in an increase of 24.8% or approximately $0.3 million. The increase in absolute dollars was primarily attributable to the increase in sales personnel, commissions earned and shipping costs during 2014.

General and administrative expenses for the year ended December 31, 2014 were approximately $8.2 million compared to approximately $6.1 million during the year ended December 31, 2013, an increase of approximately $2.1 million or 34.4%. This increase was primarily the result of $1.8 million in legal fees incurred in 2014 related to the Taiwan Glass litigation.

Effective as of January 29, 2015, the Company, Taiwan Glass International Corporation (“Taiwan Glass”) and Capital One, National Association (“Capital One”) entered into an agreement (the “Settlement Agreement”) pursuant to which the parties settled that certain previously disclosed action pending in the United States District Court for the Southern District of New York under Docket No. 10-CV-0573 (the “Action”).

Pursuant to the terms of the Settlement Agreement, we agreed to pay Taiwan Glass the sum of $4.925 million, (said sum being inclusive of interest) and all claims and counterclaims asserted in the Action were settled and dismissed with prejudice. In addition, (a) Taiwan Glass executed limited releases in favor of each of the Company and Capital One concerning the claims asserted by Taiwan Glass in the Action; (b) we executed a limited release in favor of Taiwan Glass concerning the claims asserted by us against Taiwan Glass in the Action; and (c) Capital One executed a limited release in favor of Taiwan Glass concerning the claims asserted by Capital One against Taiwan Glass in the Action. Our payment in connection with the Settlement Agreement was made in 2015 though the expense was recognized in 2014.

In addition, the parties caused to be filed with the Court a Stipulation of Dismissal dismissing the claims and counterclaims asserted against all parties in the Action with prejudice. Taiwan Glass agreed to notify the appropriate authorities in Taiwan that its disputes with the Company and the Company’s directors, officers, employees and agents have been amicably resolved on a business- like basis and the Complaint made by Taiwan Glass in Taiwan is hereby withdrawn.

In 2013, we incurred bad debt expense of approximately $1.3 million, primarily due to a major customer (in the solar industry) executing a General Assignment For the Benefit Of Creditors. As a result of that action, we wrote off all existing accounts receivables from that customer and some of the revenue previously recognized using percentage of completion accounting. Remaining equipment that had not been delivered to the customer, which was significant, was placed back in inventory.

During the twelve months ended December 31, 2013, we completed the sale of our facility located at 1860 Smithtown Avenue, Ronkonkoma, New York, where our former corporate headquarters was located. The selling price for the facility was approximately $3.9 million and as a result. We incurred a long-term capital gain on the sale of approximately $900,000.

Operating Loss/Income

As a result of the foregoing factors, we incurred an operating loss for the year ended December 31, 2014 of approximately $3.7 million compared to an operating loss of approximately $1.8 million of operating income for the year ended December 31, 2013. The total costs incurred in the twelve months ended December 31, 2014, as a result of the Taiwan Glass matter, was approximately $6.7 million compared to $233,000 for the twelve months ended December 31, 2013.

Interest Income

Interest income for the years ended December 31, 2014 and 2013 were approximately $30,000. Our primary investing philosophy for the investment of our cash remains that of minimizing risk.

Interest Expense

We incurred approximately $109,000 of interest expense in the year ended December 31, 2014, which was approximately $55,000, or 34% less than the $164,000 incurred in the year ended December 31, 2013. Our interest expense was greater in 2013 than it was in 2014, as a result of carrying the two mortgages including our former corporate headquarters through April, 2013.

Other Expense/Income

We incurred approximately $131,000 of other expenses in 2014 compared to other income of approximately $17,000 in 2013. This was primarily attributable to income tax refunds received from prior year’s overpayments and the sale of certain fixed assets.

Income Tax Provision

For the twelve months ended December 31, 2014, we recorded an income tax benefit of approximately $1.2 million. This is primarily the result of applying federal, state and local income tax rates less research and development and other tax credits on a pre-tax loss of $3.7 million as compared to an income tax benefit of approximately $1.4 million for the twelve months ended December 31, 2013.

Net Income

As a result of the foregoing factors, for the year ended December 31, 2014, we incurred a net loss of approximately $2.5 million as compared to a net loss of $600,000 for the same period in 2013.

Inflation

Inflation has not materially impacted our operations.

Liquidity and Capital Resources

As of December 31, 2014, we had aggregate working capital of approximately $16.4 million compared to aggregate working capital of approximately $18.4 million at December 31, 2013 and had available cash and cash equivalents of approximately $12.0 million, compared to approximately $11.2 million, in cash and cash equivalents at December 31, 2013. The decrease in working capital of approximately $2.0 million is primarily attributable to the $6.7 million in settlement costs and legal fees associated with the Taiwan Glass matter, which is partially offset by the increase in accounts receivable of approximately $3.6 million.

Accounts receivable, net of allowance for doubtful accounts, increased by approximately $3.6 million or 124.2% at December 31, 2014 to approximately $6.5 million compared to approximately $2.9 million at December 31, 2013. This increase is directly correlated to the increase in revenue during the twelve months ended December 31, 2014. Accounts receivable in 2013 was negatively impacted by our decision to write off approximately $1.3 million in accounts receivable as a result of a major customer, in the solar industry, executing a General Assignment For The Benefit Of Creditors.

Inventories as of December 31, 2014 were approximately $4.8 million representing an increase of approximately $300,000 or 7.7% compared to the balance of approximately $4.5 million as of December 31, 2013. The increased revenue and related increased material costs for the twelve months ending December 31, 2014 necessitated an increase in inventory.

On August 5, 2014, we extended until August 5, 2015, under the same terms, our existing revolving credit facility with HSBC Bank, USA, N.A., (“HSBC”) which was due to expire. The original loan agreement consists of a $7 million revolving credit facility and a five (5) year term loan in the initial principal amount of $2.1 million. The obligations under the loan agreement are secured by substantially all of our personal property. Additionally, borrowings under the term loan were initially collateralized by $1 million of restricted cash deposits, provided that, so long as no event of default has occurred and then continuing, HSBC would release $0.2 million of the collateral on each anniversary of the closing date. The restricted balance at December 31, 2014 was $0.4 million. This restricted cash is a separate line item on the consolidated balance sheet. We make monthly payments of $35,000 plus interest on the term loan which matures on August 1, 2016. The balances as of December 31, 2014 and December 31, 2013 were approximately $0.7 million and $1.1 million respectively. Interest on the unpaid principal balance for the term loan, which was used to pay off the previous mortgages, accrues at a fixed rate of 3.045%. There were no borrowings outstanding on the $7 million revolving credit facility as of both December 31, 2014 and December 31, 2013. The revolving credit facility permits us to borrow on a revolving basis until August 5, 2015. Interest on the unpaid principal balance on this facility accrues at either (i) the London Interbank offered Rate (“LIBOR”) plus 1.75% or (ii) the bank’s prime rate minus 0,50%. The credit agreement also contains certain financial covenants, all of which we were in compliance with at December 31, 2014.

In April, 2013, we completed the sale of our corporate headquarters located at 1860 Smithtown Avenue, Ronkonkoma, New York. The selling price for the facility was approximately $3.9 million and as a result we incurred a long-term capital gain on the sale of approximately $0.9 million.

Pursuant to the terms of an Accommodation Agreement, we entered a loan agreement (the “Loan”) with HSBC Bank USA, N.A. in the amount of $6.0 million, the proceeds of which were used to finance a portion of the purchase price. The Loan is secured by a mortgage against the Central Islip Facility. The loan is payable in 120 consecutive equal monthly installments of principal of $25,000 plus interest thereon and a final balloon payment of $3.0 million. Interest accrues on the Loan, at our option, at the variable rate of (a) 1.75% above LIBOR, which we chose or (b) a rate equal to 0.5% below HSBC’s prime rate. The Loan matures on March 15, 2022.

We believe that our cash and cash equivalent positions and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

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

Revenue Recognition

Product and service sales, including those based on time and materials type contracts, are recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Service sales, principally representing repair, maintenance and engineering activities are recognized over the contractual period or as services are rendered.

We recognize revenues and income using the percentage-of-completion method for certain custom production-type contracts. Profits on these custom production-type contracts are recorded on the basis of our total estimated costs over the percentage of total costs incurred on individual contracts commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Under this method, revenues are recognized based on costs incurred to date compared with total estimated costs.

Stock-Based Compensation

We record stock-based compensation in accordance with the provisions set forth in the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Stock Compensation,” using the modified prospective method. ASC 718 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets.” If the asset is determined to be impaired, the impairment loss is measured on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value. We had no recorded long-lived asset impairment charges in the statement of operations during each of the years ended December 31, 2014 and 2013.

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

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2014, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013)”. Management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on the criteria established by the COSO Internal Control Framework.

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

The following table sets for the names, ages and positions with the Company of each of our directors and executive officers, as of March 13, 2015.

Name	Age	Position(s) with the Company
Leonard A. Rosenbaum	69	Chairman of the Board of Directors, Chief Executive Officer, President
Martin J. Teitelbaum	64	Director, General Counsel and Assistant Secretary
Conrad J. Gunther	68	Director, Chairperson-Audit Committee
Bruce T. Swan	82	Director, Chairperson-Nominating, Governance and Compliance Committee
Kelly S. Walters	44	Director, Chairperson-Finance Committee
Lawrence D. Firestone	57	Director, Chairperson-Compensation Committee
Glen R. Charles	61	Chief Financial Officer, Secretary
Steven Aragon	53	Chief Operating Officer
Karlheinz Strobl	55	Vice President of Business Development
William S. Linss	57	Vice President of Operations-CVD/First Nano Division
Kevin R. Collins	49	Vice President and General Manager-SDC Division

Leonard A. Rosenbaum

Leonard A. Rosenbaum founded the Company in 1982 and has been our President, Chief Executive Officer and has served as Chairman of the Board of Directors since that time. From 1971 until 1982, Mr. Rosenbaum was president, director and a principal stockholder of Nav-Tec Industries, a manufacturer of semiconductor processing equipment similar to the type of equipment we manufacture. From 1966 to 1971, Mr. Rosenbaum was employed by a division of General Instrument, a manufacturer of semiconductor materials and equipment.

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

Bruce T. Swan

Bruce T. Swan has served as a member of our Board of Directors since September 2003. Mr. Swan who is presently retired has extensive banking, export and international credit experience. He has held the positions of Deputy Manager at Brown Brothers Harriman and Co., Assistant Treasurer at Standard Brands Incorporated, Assistant Treasurer at Monsanto Corporation, Vice President and Treasurer at AM International Inc. and President and Founder of Export Acceptance Company. Mr. Swan earned his MBA from Harvard University and is a former adjunct faculty member of New York University’s Stern School of Business Administration. Mr. Swan is qualified to serve as an independent member of our board of directors because of his vast expertise and experience in the financial services industry.

Kelly S. Walters

Kelly S. Walters was appointed a member of the Board of Directors in September, 2009. Mr. Walters is a Managing Director at Schwartz Heslin Group Inc., an investment banking and management advisory firm specializing in business and strategic advisory, mergers and acquisitions, and valuation services. Prior to joining Schwartz Heslin, Mr. Walters was managing principal of Forefronts Group, a management consulting firm focused on clean technology, and advanced materials including nanotechnology. Mr. Walters began his investment banking career at Lehman Brothers in 2000 as an associate in the firm’s chemicals and industrials group following four years at Lexmark International, Inc. where he was a senior corporate financial planning analyst. From 2003 to 2007, Kelly was a vice president in the chemicals industry group of Morgan Joseph & Co. prior to joining ThinkEquity LLC as an investment banking principal covering emerging growth companies in the clean technology and nanotechnology industries until 2009. Mr. Walters earned an MA at The Patterson School of Diplomacy and International Commerce at the University of Kentucky where he also earned BA and MBA degrees in economics and finance. Kelly is a Chartered Financial Analyst (CFA), a Certified Management Accountant (CMA) and a Certified Financial Manager (CFM). Mr. Walters is qualified to serve as an independent member of our board because of his experience in the alternative energy and nanotechnology fields.

Lawrence D. Firestone

Lawrence D. Firestone was appointed a member of the Board of Directors on March 26, 2014. Mr. Firestone is currently the Chief Executive Officer and President of FirePower Technology, Inc., a provider of power supplies to the high performance computing market. Prior to FirePower Technology, from June 2012 to July 2013, Mr. Firestone was Chief Executive Officer and President of Qualstar Corporation a provider of power supplies for high performance computing, instrumentation and tape libraries - markets where large amounts of electronic data are stored and maintained. From February 2011 to May 2012, Mr. Firestone served as Chief Financial Officer of Xiotech Corporation, a supplier of enterprise storage systems. From August 2006 to August 2010, Mr. Firestone was Executive Vice President and Chief Financial Officer of Advanced Energy Industries, Inc., a provider of power conversion devices for the semi-conductor and solar inverter markets. From 1999 until August 2006, Mr. Firestone served as the Senior Vice President and Chief Financial Officer at Applied Films Corporation, a supplier of thin film deposition equipment. Prior to joining Applied Films, from 1996 to 1999, Mr. Firestone served as Vice President and Chief Operating Officer of Avalanche Industries, a contract manufacturer of custom cables and harnesses. Mr. Firestone has previously served as a director on the boards of Qualstar Corporation, Amtech Systems, Inc. and Hyperspace Communications, Inc. from 2004 through 2013. Mr. Firestone received a B.S. in Business Administration with a concentration in Accounting from Slippery Rock State College in 1981. Mr. Firestone is qualified to serve as an independent member of the Board of Directors due to his extensive industry experience and financial background.

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

Steven Aragon

Dr. Steven Aragon was appointed Chief Operating Officer by the Board of Directors on October 20, 2014. Dr. Aragon has over 25 years of thin-film process, materials, and system expertise applied to photovoltaic, optical, electronic, and magnetic device fabrication. He received his Ph.D. in Physical Chemistry from the University of California, Santa Cruz, in 1990 and his MBA from Santa Clara University in 1996. He is the holder of five process equipment design patents. Dr. Aragon was a co-founder of Optimus Energy Systems International Inc. and served as its Chief Technical Officer and Senior Vice-President – Engineering from November 2011 to October 2014. From June 2008 to October 2011, He has also served as Vice-President – Engineering at Stion Corp of San Jose, California, a maker of nanostructure-based CIGS (copper indium gallium sulphur-diselenide) thin-film photovoltaic panels and as the Vice President – Engineering at Day Star Technologies Inc. from June 2001 to June 2008.

Karlheinz Strobl

Dr. Karlheinz Strobl has been the Vice President of Business Development since October 2007. From 1997 to 2007, he was the founder and President of eele Laboratories, LLC, a technology and manufacturing solutions development company for a novel Light Engine for the video and data projection display market. Dr. Strobl holds over 14 patents and earned an MBA from Boston University, a PhD from the University of Innsbruck and an MS from both the University of Innsbruck and the University of Padova. He has also worked at the Max Plank Institute and at Los Alamos National Laboratory.

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

Audit Committee

Our Board of Directors has an Audit Committee that consists of Conrad J. Gunther, Bruce T. Swan, Kelly S. Walters and Lawrence D. Firestone. During the fiscal year ended December 31, 2014, the Audit Committee held four meetings. Pursuant to the Audit Committee Charter, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and each such independent auditor shall report directly to the Committee. The Audit Committee also reviews with management and the independent auditors, our annual audited financial statements (including the disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the scope and results of annual audits and the audit and non-audit fees of the independent registered public accounting firm. Furthermore, the Audit Committee reviews the adequacy of our internal control procedures, the structure of our financial organization and the implementation of our financial and accounting policies. Messrs. Gunther, Swan, Walters and Firestone are “independent” under the requirements of the NASDAQ Stock Market.

The Board of Directors has determined that Conrad J. Gunther is an “audit committee financial expert” as that term is defined in the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors, officers and ten percent shareholders. To our knowledge, based solely on our review of (a) the copies of such reports and amendments thereto furnished to us and (b) written representations that no other reports were required, during our fiscal year ended December 31, 2014, all of the filings for our officers, directors and ten percent shareholders were made on a timely basis.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation of our chief executive officer and chief financial officer, and our “named executive officers,” for the years ended December 31, 2014 and 2013.

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)		Stock Awards ($) (1)	All Other Compensation	Total ($)

Leonard A. Rosenbaum	2014	302,742	-	-			-	302,742
President and Chief Executive Officer	2013	273,896	-	-			-	273,896

Glen R. Charles	2014	163,942	-	-		166,383		330,325
Secretary and Chief Financial Officer	2013	147,788	-	-		28,617		176,405

Karlheinz Strobl	2014	185,096	-	61,000	(2)	141,002		387,098
Vice President of Business Development	2013	179,587	-	30,500	(2)	23,998		234,085

Martin J. Teitelbaum	2014	247,633	-	-		47,600		295,233
General Counsel and Assistant Secretary	2013	235,932	-	-		39,800		275,732

(1)

Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown reflect the total remaining compensation on restricted stock and option awards granted prior to fiscal 2014, that have not previously been shown, as determined pursuant to ASC 718. The assumptions used to calculate the value of stock and option awards are set forth under Note 11 of the Notes to Consolidated Financial Statements. This column represents the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation). Pursuant to SEC rule changes effective February 28, 2010, we are required to reflect the total grant date fair values of the option grants in the year of grant, rather than the portion of this amount that was recognized for financial statement reporting purposes in a given fiscal year which was required under the prior SEC rules, resulting in a change to the amounts reported in prior Annual Reports.

(2)

The amount shown is attributable to non-qualified stock options to purchase 100,000 shares of the Company’s common stock granted to Mr. Strobl on October 10, 2007 that became exercisable as to 75.0% and 87.5% of the underlying shares on October 10, 2013 and October 10, 2014 respectively. These options were issued at a grant price equal to the then current market price of $4.62. These options expire on October 10, 2017.

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

Outstanding Equity Awards at December 31, 2014

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2014.

					OPTION AWARDS	STOCK AWARDS
Name	Number of Securities Underlying Options Exercisable (#)	Number of Securities Options Unexercisable (#)		Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not Vested (#)	Market Value of shares or units of stock that have not Vested ($)	Equity Incentive Plan Awards: Number of unearned shares or units that have not vested (#)		Equity Incentive Plan Awards: Market or payout value of unearned shares or units that have not vested ($)

Leonard A Rosenbaum	24,000	-		3.65	12/12/2017	-	-	-		-

Glen R. Charles	-	-		-	-	-	-	12,019	(2)	172,953

Karlheinz Strobl	87,500	12,500	(1)	4.62	10/10/2017	-	-	10,416	(3)	149,886

Martin J. Teitelbaum	-	-		-	12/12/2017	8,000	115,120	-		-
	5,310	-		4.25	1/15/2020	-	-	-		-
	1,400	-		7.90	1/15/2021	-	-	-		-

(1)	Options vest as to 12,500 shares on October 10 each year consecutively through 2015.
(2)	Restricted stock units vest as to 2,404 shares; 2,804 shares, 3,205 shares and 3,606 shares respectively each on November 15, 2015 through November 15, 2018.
(3)	Restricted stock units vest as to 2,003 shares; 2,404 shares; 2,804 shares and 3,205 shares respectively each on November 15, 2015 through November 15, 2018.

2014 Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2014.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Restricted Stock Awards (1)	Total
Conrad J. Gunther	19,000	-	24,310	43,310
Bruce T. Swan	16,000	-	24,310	40,310
Kelly S. Walters	16,000	-	24,310	40,310
Lawrence D. Firestone	12,000	-	18,213	30,213

(1)

Amounts shown do not necessarily reflect compensation actually received by the named director. Instead, the amounts shown are the compensation costs recognized by CVD in fiscal 2014 for awards as determined pursuant to ASC 718. The assumptions used to calculate the value of option awards are set forth under Note 12 of the Notes to Consolidated Financial Statements.

(2)	Lawrence D. Firestone was appointed to the Board of Directors on March 26, 2014.

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

The following table sets forth, as of March 15, 2015, information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent (5%) of our common stock, (b) each of our directors, (c) each of the named executive officers, and (d) all directors and executive officers and executive employees as a group. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of March 15, 2015.

Name and Address of Beneficial Owner(1)	Amounts and Nature of Beneficial Ownership (2)		Percent of Class (%)
Leonard A. Rosenbaum	821,870	(3)	13.3
Martin J. Teitelbaum	84,046	(4)	1.4
Conrad J. Gunther	55,488	(5)	*
Bruce T. Swan	16,010	(6)	*
Kelly S. Walters	6,300	(7)	*
Lawrence D. Firestone	3,100	(6)	*
Glen R. Charles	14,106	(8)	*
Karlheinz Strobl	100,326	(9)	1.6
William S. Linss	3,409	(10)	*
Kevin R. Collins	60,856	(11)	1.0
Steven Aragon	0	(12)	*
All directors and executive officers and executive employees as a group (eleven (11) persons)	1,165,511		18.9

*Less than 1% of the outstanding common stock or less than 1% of the voting power

(1)

The address of Messrs. Rosenbaum, Teitelbaum, Gunther, Swan, Walters, Firestone, Charles, Strobl, Linss, Collins and Aragon is c/o CVD Equipment Corporation, 355 South Technology Drive, Central Islip, New York 11722.

(2)	All of such shares are owned directly with sole voting and investment power, unless otherwise noted below.

(3)	Includes options to purchase 24,000 shares of our common stock.

(4)

Includes 2,000 shares held by Mr. Teitelbaum’s wife as to which beneficial ownership thereof is disclaimed by Mr. Teitelbaum, and options to purchase 6,710 shares of our common stock. Does not include 8,000 shares of unvested restricted common stock.

(5)	Includes options to purchase 18,110 shares of our common stock. Does not include 1,350 shares of unvested restricted common stock.

(6)	Does not include 1,350 shares of unvested restricted common stock.

(7)	Includes options to purchase 2,800 shares of our common stock. Does not include 1,350 shares of unvested restricted common stock.

(8)	Does not include 12,019 units of unvested restricted common stock.

(9)

Includes options to purchase 87,500 shares of our common stock. Does not include unvested options to purchase 12,500 shares of our common stock. Does not include 10,416 units of unvested restricted common stock.

(10)	Does not include 20,833 units of unvested restricted common stock.

(11)	Does not include 12,019 units of unvested restricted common stock.

(12)	Does not include unvested options to purchase 100,000 shares of our common stock.

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

Director Independence

The current members of our Board of Directors are Leonard A. Rosenbaum, Martin J. Teitelbaum, Conrad J. Gunther, Bruce T. Swan, Kelly S. Walters and Lawrence D. Firestone. Messrs. Gunther, Swan, Walters and Firestone have been determined to be “independent” as defined under Rule 4200 of the Nasdaq Stock Market.

Item 14.	Principal Accountant Fees and Services.

The following presents fees for professional audit services rendered by MSPC, Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”), for the audit of our financial statements for the years ended December 31, 2014 and December 31, 2013.

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
Audit Fees	$130,500	$120,000
Audit-Related Fees (1)	10,000	9,600
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$140,500	$129,600

Audit-Related Fees

Audit-related fees consisted of the audit of the Company’s Defined Contribution Plan 401(k) for the years 2014 and 2013 by MSPC.

Tax Fees

Tax fees in 2014 consisted of the tax preparation of the 2013 tax returns by Baker, Tilley, Virchow Krause, LLP, formerly Holtz, Rubenstein Reminick LLP. The aggregate fees billed in 2014 were $22,600. The aggregate fees billed in 2013 were $18,000.

All Other Fees

We did not incur any other fees in 2014 or 2013.

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

10.17

Credit Agreement dated August 5, 2011, by and between CVD Equipment Corporation and HSBC Bank, USA, National Association incorporated by reference to our Report on form 10-Q filed on November 14, 2011.

10.18	Contract of Sale, dated May 31, 2012, between CVD Equipment Corporation and Glomel LLC incorporated by reference to our Report on Form 10-Q filed on August 14, 2012.

21.1	List of Subsidiaries.

23.1	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-1).

23.2	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-8).

23.3	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-8).

23.4	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-3).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

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

DATE:        March 31, 2015

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

NAME	POSITION	DATE

/s/ Leonard A Rosenbaum	President, Chief Executive Officer and Director	March 31, 2015
Leonard A. Rosenbaum	(Principal Executive Officer)

/s/ Martin J. Teitelbaum	Director, General Counsel and Assistant Secretary	March 31, 2015
Martin J. Teitelbaum

/s/ Conrad J. Gunther	Director	March 31, 2015
Conrad J. Gunther

/s/ Bruce T. Swan	Director	March 31, 2015
Bruce T. Swan

/s/ Kelly S. Walters	Director	March 31, 2015
Kelly S. Walters

/s/ Lawrence D. Firestone	Director	March 31, 2015
Lawrence D. Firestone

CVD EQUIPMENT CORPORATION AND SUBSIDIARies

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CVD Equipment Corporation and Subsidiary

Central Islip, New York

We have audited the accompanying consolidated balance sheets of CVD Equipment Corporation and Subsidiaries as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the two-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CVD Equipment Corporation and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

New York, New York

March 31, 2015

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31,

	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$11,966,863	$11,247,560
Accounts receivable, net	6,463,050	2,883,443
Costs and estimated earnings in excess of billings on uncompleted contracts	2,498,662	1,577,969
Inventories, net	4,842,059	4,497,349
Deferred income taxes	2,887,960	1,443,321
Other current assets	194,756	246,240
Total Current Assets	28,853,350	21,895,882

Property, plant and equipment, net	15,025,283	15,492,111
Construction in progress	389,276	128,171

Deferred income taxes	750,133	710,983

Restricted Cash	400,000	800,000

Other assets	82,559	70,376

Intangible assets, net	55,871	44,116
Total Assets	$45,556,472	$39,141,639

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,682,838	$468,072
Accrued expenses	3,297,052	1,806,370
Current maturities of long-term debt	720,000	720,000
Billings in excess of costs and estimated earnings on uncompleted contracts	1,328,508	252,890
Deferred revenue	488,691	204,527
Accrued loss on litigation settlement	4,925,000
Total Current Liabilities	12,442,089	3,451,859

Long-term debt, net of current portion	3,845,508	4,565,508
Total Liabilities	16,287,597	8,017,367

Commitments and Contingencies (Note 16)	-	-

Stockholders’ Equity:
Common stock - $0.01 par value – 10,000,000 shares authorized: issued and outstanding, 6,162,027 shares at December 31, 2014 and 6,091,707 shares at December 31, 2013	61,620	60,917
Additional paid-in capital	22,144,805	21,527,375
Retained earnings	7,062,450	9,535,980
Total Stockholders’ Equity	29,268,875	31,124,272

Total Liabilities and Stockholders’ Equity	$45,556,472	$39,141,639

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31,

	2014	2013

Revenue	$27,990,463	$17,883,927

Cost of revenue	16,465,084	11,173,893

Gross profit	11,525,379	6,710,034

Operating expenses
Research and development	877,788	1,013,157
Selling and shipping	1,282,101	1,027,296
General and administrative	8,204,514	6,076,783
Loss on litigation settlement	4,925,000	---
Bad debt expense	---	1,281,352
(Gain) on sale of buildings	---	(887,477)

Total operating expenses	15,289,403	8,516,111

Operating (loss)	(3,764,024)	(1,806,077)

Other income (expense):
Interest income	33,159	29,931
Interest expense	(109,418)	(163,738)
Other income/(expense)	130,813	(16,846)
Total other income/(expense) net	54,554	(150,653)

(Loss) before income tax expense	(3,709,470)	(1,956,730)
Income tax (benefit)	(1,235,940)	(1,396,407)

Net (loss)	$(2,473,530)	$(560,323)

Basic (loss) per common share	$(0.40)	$(0.09)
Diluted (loss) per common share	$(0.40)	$(0.09)

Weighted average common shares
Outstanding-basic	6,129,831	6,071,375

Weighted average common shares
Outstanding-diluted	6,129,831	6,071,375

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance – January 1, 2013	6,046,970	$60,470	$20,990,891	$10,096,303	$31,147,664

Exercise of stock options	16,650	167	75,569		75,736

Stock-based compensation	28,087	280	460,915		461,195

Net (loss)				(560,323)	(560,323)

Balance – December 31, 2013	6,091,707	60,917	21,527,375	9,535,980	31,124,272

Exercise of stock options	28,000	280	101,920		102,200

Stock-based compensation	42,320	423	515,510		515,933

Net (loss)				(2,473,530)	(2,473,530)

Balance – December 31, 2014	6,162,027	$61,620	$22,144,805	$7,062,450	$29,268,875

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31,

	2014	2013
Cash flows from operating activities:
Net (loss)	$(2,473,530)	$(560,323)
Adjustments to reconcile net (loss) to net cash used in operating activities
Stock-based compensation	515,933	461,195
(Gain) on sale of buildings	-	(887,477)
(Gain)/loss on sale of other fixed assets	(8,000)	16,575
Depreciation and amortization	797,928	646,422
Deferred income tax benefit	(1,483,789)	(1,396,407)
Provision for doubtful accounts	(58,007)	75,071
(Increase)/decrease in operating assets
Accounts receivable	(3,521,600)	1,556,610
Cost in excess of billings on uncompleted contracts	(920,693)	1,152,135
Inventories, net	(344,709)	(1,754,444)
Other current assets	51,484	(53,801)
(Decrease)/increase in operating liabilities
Accounts payable	1,214,766	(419,986)
Accrued expenses	1,490,682	450,982
Billings in excess of costs and estimated earnings on uncompleted contracts	1,075,618	(223,015)
Accrued loss on litigation settlement	4,925,000	-
Deferred revenue	284,164	(130,877)
Total adjustments	4,018,777	(507,017)
Net cash provided by/(used in) operating activities	1,545,247	(1,067,340)

Cash flows from investing activities:
Restricted cash	400,000	-
Capital expenditures	(617,761)	(2,071,557)
Proceeds from sale of building	-	3,619,899
Proceeds from sale of other fixed assets	8,000	-
Deposits	1,617	6,833
Net cash (used in)/provided by investing activities	(208,144)	1,555,175

Cash flows from financing activities
Net proceeds from stock options exercised	102,200	75,735
Payments of long-term debt	(720,000)	(3,037,334)
Net cash (used in) financing activities	(617,800)	(2,961,599)

Net increase/(decrease) in cash and cash equivalents	719,303	(2,473,764)

Cash and cash equivalents at beginning of year	11,247,560	13,721,324

Cash and cash equivalents at end of year	$11,966,863	$11,247,560

Supplemental disclosure of cash flow information:
Income taxes paid	$0	$25
Interest paid	$109,418	$163,738

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CVD Equipment Corporation and its wholly owned subsidiaries. In December 1998, a subsidiary, Stainless Design Concepts, Ltd., was formed as a New York Corporation. In April 1999, this subsidiary was merged into CVD Equipment Corporation. The Company has two wholly owned subsidiaries: CVD Materials Corporation, which provides marketing for our Application Laboratory and FAE Holdings 411519R, LLC, a real estate holding company whose sole asset is its interest in the real estate and building housing our corporate headquarters. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

Product and service sales, including those based on time and materials type contracts, are recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Service sales, principally representing repair, maintenance and engineering activities are recognized over the contractual period or as services are rendered.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 2 - Summary of Significant Accounting Policies (continued)

Revenues from fixed price contracts are recognized on the percentage of completion method, measured on the basis of incurred costs to estimated total costs for each contract. This “cost to cost” method is used because management considers it to be the best available measure of progress on these contracts.

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

The asset “Costs and estimated earnings in excess of billings on contracts in progress” represents gross revenues recognized in excess of amounts billed.

The liability “Billing in excess of costs and estimated earnings on contracts in progress” represents gross amounts billed in excess of revenues recognized.

Inventories

Inventories are valued at the lower of cost (determined on the first-in, first-out method) or market.

Income Taxes

Deferred tax assets and liabilities are determined based on the estimated future tax effects of temporary differences between the financial statements and tax bases of assets and liabilities, as measured by using the future enacted tax rates. Deferred tax expense (benefit) is the result of changes in the deferred tax assets and liabilities. The Company records a valuation allowance against deferred tax assets when it is more likely than not that future tax benefits will not be utilized based on a lack of sufficient positive evidence.

Investment tax credits are accounted for by the flow-through method, reducing income taxes currently payable and the provision for income taxes in the period the assets giving rise to such credits are placed in service. To the extent such credits are not currently utilized on the Company’s tax return, deferred tax assets, subject to considerations about the need for a valuation allowance, are recognized for the carryforward amount.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 2 - Summary of Significant Accounting Policies (continued)

The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The accounting guidance on accounting for uncertainty in income taxes also addresses derecognition, classification, interest and penalties on income taxes, and accounting in interim periods. The Company does not believe it has any uncertain tax positions through the year ending December 31, 2014 which would have a material impact on the Company’s consolidated financial statements.

The Company and its subsidiaries file combined income tax returns in the U.S. Federal and New York State jurisdiction. In addition, the parent company files standalone tax returns in California, Michigan, Minnesota, New Hampshire and Wisconsin. The Company is no longer subject to U.S. federal and state income tax examinations for tax periods before 2011.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if any, in its income tax provision. The Company had no interest and penalties accrued at December 31, 2014 and 2013.

Long Lived Assets

Long-lived assets consist primarily of property, plant and equipment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35, “Impairment or Disposal of Long-Lived Assets.” If the asset is determined to be impaired, the impairment loss is measured on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value. The Company had no recorded impairment charges in the consolidated statement of operations during each of the years ended December 31, 2014 and 2013.

Construction in Progress

Construction in progress consists of amounts expended for renovating the new facility which was purchased on March 15, 2012. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 2 - Summary of Significant Accounting Policies (continued)

Computer Software

The Company follows ASC 350-40, “Internal Use Software.” This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs totaled $25,185 and $10,890 for the years ended December 31, 2014 and 2013, respectively, and are included in Other Assets. All computer software is amortized using the straight-line method over its estimated useful life of three to five years. Amortization expense related to computer software totaled $11,386 and $7,433 for the years ended December 31, 2014 and 2013, respectively.

Intangible Assets

The cost of intangible assets is being amortized on a straight-line basis over their estimated useful lives ranging from 5 to 20 years. Amortization expense recorded by the Company in 2014 and 2013 totaled $20,007 and $6,964, respectively.

Research & Development

Research and development costs are expensed as incurred. With our efforts having been utilized exclusively on customer orders, it has historically been included as part of cost of revenue in the consolidated statements of operations. In 2012 we expanded our laboratory staff and began conducting research and development independently. In 2014 we incurred approximately $1,555,000 of research and development expenses of which $878,000 were independent of external customer orders compared to 2013, when we incurred approximately $1,837,000 of research and development expenses of which approximately $1,013,000 were independent of external customer orders.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $24,165 and $107,496 as of December 31, 2014 and 2013, respectively. The allowance is based on historical experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may fluctuate based on changes in economic and customer conditions. The Company doesn’t require collateral from its customers.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 2 - Summary of Significant Accounting Policies (continued)

Product Warranty

The Company records warranty costs as incurred and does not provide for possible future costs. Management estimates such costs are immaterial, based on historical experience. However, it is reasonably possible that this estimate may differ in future periods.

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

December 31, 2014 and 2013

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

Shipping and Handling

It is the Company’s policy to include freight charges billed to customers in total revenue. The amount included in revenue was $34,534 and $71,179 for the years ended December 31, 2014 and 2013, respectively. Included in selling and shipping expense is $23,358, and $49,232 for shipping and handling costs for each of the years ended 2014 and 2013, respectively.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 2 - Summary of Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. The amendments in this Update permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to the US Treasury rate and the London Interbank Offered Rate (“LIBOR”). The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. This ASU is not expected to have a significant impact on the Company’s financial statements.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 3 – Contracts in Progress

Costs and estimated earnings in excess of billings on percentage of completion type contracts in progress are summarized as follows:

	2014	2013
Costs incurred on contracts in progress	$4,250,299	$1,807,628
Estimated earnings	4,541,377	1,229,038
	8,791,677	3,036,666
Billings to date	(7,621,523)	(1,711,587)
	$1,170,154	$1,325,079

	2014	2013
Included in accompanying balance sheets
Under the following captions:
Costs and estimated earnings in excess of billings on contracts in progress	$2,498,662	$1,577,969

Billings in excess of costs and estimated earnings on contracts in progress	$(1,328,508)	$(252,890)

Note 4 - Inventories

Inventories consist of:

	2014	2013

Raw materials	$4,307,913	$4,058,350
Work-in-process	419,731	300,460
Finished goods	114,415	138,539
Totals	$4,842,059	$4,497,349

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 5 – Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:

	2014	2013
Land	$2,220,000	$2,220,000
Buildings	6,631,039	6,631,039
Building improvements	5,577,248	5,417,620
Machinery and equipment	2,333,129	2,329,299
Furniture and fixtures	712,549	703,999
Computer equipment	636,819	576,111
Transportation equipment	65,994	65,994
Lab equipment	1,564,082	1,560,251
Totals at cost	19,740,860	19,504,313
Less: Accumulated depreciation and amortization	(4,715,577)	(4,012,202)
	$15,025,283	$15,492,111

Depreciation and amortization expense (1)	$797,928	$646,422

(1)	Includes amortization expense of $20,007 and $20,434 for the years ending December 31, 2014 and 2013, respectively. Such amortization expense relates to other capitalized and intangible assets.

Note 6 – Intangible Assets

2014

Intangible Assets	Weighted Average Amortization Period	Cost	Accumulated Amortization	Carrying Amount

Patents & Copyrights	17	$77,357	$33,153	$44,204
Intellectual Property	15	100,000	88,333	11,667
Licensing Agreement	5	10,000	10,000	0
Certifications	3	58,722	58,722	0
Other	5	21,492	21,492	0

Totals		$267,571	$211,700	$55,871

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 6 – Intangible Assets (continued)

2013

Intangible Assets	Weighted Average Amortization Period	Cost	Accumulated Amortization	Carrying Amount

Patents & Copyrights	17	$57,818	$30,369	$27,449
Intellectual Property	15	100,000	83,333	16,667
Licensing Agreement	5	10,000	10,000	0
Certifications	3	58,722	58,722	0
Other	5	21,492	21,492	0

Totals		$248,032	$203,916	$44,116

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2014 is as follows:

Year Ended
2015	$8,084
2016	8,018
2017	4,580
2018	2,915
2019	2,869
Thereafter	29,405
Total	$55,871

Note 7 – Financing Arrangements

On August 5, 2014, the Company extended until August 5, 2015, under the same terms, its existing revolving credit facility with HSBC Bank, USA, N.A. (“HSBC”), which was due to expire. The original loan agreement with HSBC was entered into on August 5, 2011, and provided the Company with credit up to $9.1 million. This loan agreement consists of a $7 million revolving credit facility and a five (5) year term loan in the initial principal amount of $2.1 million. The obligations under the loan agreement are secured by substantially all of the Company’s personal property. Additionally, borrowings under the term loan were initially collateralized by $1 million of restricted cash deposits, provided that, so long as no event of default has occurred and then continuing, HSBC would release $200,000 of the collateral on each anniversary of the closing date. The restricted balance at December 31, 2014 was $400,000. This restricted cash is a separate line item on the consolidated balance sheet. The Company makes monthly principal payments of $35,000 plus interest on the term loan which matures on August 1, 2016. The balances as of December 31, 2014 and December 31, 2013 were $700,000 and $1,120,000 respectively. Interest on the unpaid $700,000 principal balance on this facility accrues at either (i) the London Interbank Offered Rate (“LIBOR”) plus 1.75% or (ii) the bank’s prime rate minus 0.50%. The credit agreement also contains certain financial covenants. As of December 31, 2014, we were compliance with the terms of the covenants.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 7 – Financing Arrangements (continued)

In March 2012, the Company entered into a mortgage loan agreement with HSBC for the initial principal amount of $6,000,000 (the “Loan”), through the town of Islip Industrial Development Agency. The Loan is secured by a mortgage against the property and building located at 355 South Technology Drive, Central Islip, New York. Interest presently accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% which was 1.9108% and 1.9166% at December 31, 2014 and 2013 respectively. The balance on the mortgage at December 31, 2014 was $3,865,508. The Company makes monthly principal payments of $25,000 plus interest on the Loan which matures on March 15, 2022.

Note 8 – Long-term Debt

Long-term debt as of December 31 consists of the following:

	2014	2013
HSBC
$2,100,000 5 year term loan payable in monthly installments of $35,000 plus interest on the unpaid principal balance which accrues at a fixed rate of 3.045%. This term loan was secured by $1 million, provided that, so long as no event of default occurred and is then continuing, HSBC would release $200,000 of the collateral on each anniversary of the closing date. As of December 31, 2014, HSBC had released $600,000, to reduce the collateral to $400,000.	$700,000	$1,120,000

HSBC
$6,000,000 Mortgage payable secured by real property Buildings and improvements at 355 South Technology Drive, Central Islip, NY payable in monthly principle installments of $25,000 plus interest. Interest presently accrues at our option, at the variable rate of LIBOR plus 1.75% or HSBC’s prime rate minus 0.50% The loan matures on March 1, 2022.	3,865,508	4,165,508
Totals	4,565,508	5,285,508
Less: Current maturities	720,000	720,000
Long-term debt	$3,845,508	$4,565,508

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 8 – Long-term Debt (continued)

Future maturities of long-term debt as of December 31, 2014 are as follows:

2015	$720,000
2016	580,000
2016	300,000
2018	300,000
2019	300,000
Thereafter	2,365,508
$4,565,508

Note 9 – Earnings per Share

The calculation of basic and diluted weighted average common shares outstanding is as follows:

	2014	2013
Weighted average common shares outstanding basic earnings per share	6,129,831	6,071,375

Effect of potential common share issuance:
Stock options	---	---

Weighted average common shares outstanding
Diluted earnings per share	6,129,831	6,071,375

Stock options to purchase 259,730 shares of common stock were outstanding and 147,230 were exercisable at December 31, 2014. At December 31, 2014 and 2013 none of the outstanding options were included in the earnings per share calculation as their effect would have been anti-dilutive.

Note 10 – Income Taxes

At December 31, 2014, the Company had approximately $27,000 in capital loss carryforwards, $2,808,000 in net operating loss carryforwards, and $696,000 of federal research and development tax credits.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 10 – Income Taxes (continued)

If not utilized, a portion of the capital loss carryover will expire in 2015, the investment tax credits expire from 2015 through 2029 and the research and development tax credits expire from 2029-2034. Based on the available objective evidence, including the Company’s history of taxable income and the character of that income, management believes it is more likely than not that these components of the Company’s deferred tax assets will be fully utilized. The Company has provided for a partial valuation allowance against its total net deferred tax assets at December 31, 2014 and December 31, 2013 of approximately $475,000 attributable to these components.

The (benefit) expense for income taxes includes the following:

	2014	2013
Current:
Federal	$240,591	$	----
State	7,258		----
Total current tax provision	247,849		----
Deferred:
Federal	(1,865,134)		(1,230,271)
State	381,345		(166,136)
Total deferred tax provision	(1,483,789)		(1,396,407)
Income tax benefit	$(1,235,940)		$(1,396,407)

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 10 – Income Taxes (continued)

The tax effects of temporary differences giving rise to significant portions of the net deferred taxes are as follows:

	2014	2013

Allowance for doubtful accounts	$16,826	$45,148
Inventory capitalization	23,185	36,591
Depreciation and amortization	(371,669)	(385,907)
Investment tax credits	475,000	600,000
Research & development tax credits	696,865	683,495
Compensation costs	375,080	239,876
Vacation accrual	242,099	274,307
Accrued loss on legal settlement	1,674,500
Net operating loss carryforward	1,674,500
Capital loss carryforward	26,627	1,135,794
Gross deferred tax asset	4,113,093	2,629,304
Less valuation allowance	(475,000)	(475,000)
Net deferred tax asset	$3,638,093	$2,154,304

Net current deferred tax asset	2,887,960	1,443,321
Net long-term deferred tax asset	750,133	710,983
Net deferred tax asset	$3,638,093	$2,154,304

The reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	2014	2013

Expected provision at federal statutory tax rate (34%)	$(1,261,218)	$(665,288)
State taxes, net of federal benefit	7,258	(109,650)
Stock-based compensation expense	(307,737)	(217,648)

Deferred gain on sale of building		(301,742)
Capital loss carryforward	--	190,517
Net operating loss carryforward	(37,327)	--
Federal research & development credit	(181,782)	(248,444)
Other permanent differences	163,521	(44,152)
Impact of New York State taxation change	381,345
Income tax benefit	$(1,235,940)	$(1,396,407)

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

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

2001 Non-Qualified Stock Option Plan

In November 2006, the Company registered a non-qualified stock option plan that the shareholders had approved in July 2001, covering key employees, officers, directors and other persons that may be considered as service providers to the Company. Options were awarded by the Board of Directors or by a committee appointed by the Board. Under the plan, an aggregate of 300,000 shares of Company common stock, $.01 par value, were reserved for issuance or transfer upon the exercise of options which are granted. Unless otherwise provided in the option agreement, options granted under the plan would vest over a four year period commencing one year from the anniversary date of the grant. There were no options granted in 2012. In 2011, 14,000 options were granted to outside directors at an exercise price of $7.90, which vested as to 25% on each of January 15, April 15, July 15 and October 15 of 2011. These options expire ten years after the date of grant. The stock option plan terminated on July 22, 2011.

2007 Share Incentive Plan

On December 12, 2007, shareholders approved the Company’s 2007 Share Incentive Plan (“Incentive Plan”), in connection therewith, 750,000 shares of the Company’s common stock are reserved for issuance pursuant to options or restricted stock that may be granted under the Share Incentive Plan through December 12, 2017. In 2013, 28,087 shares of stock were granted and issued to directors and key employees. In 2014, 42,320 shares of stock were granted and issued to directors and key employees. Also in 2014 options were granted to a key employee for 100,000 shares of the Company’s common stock.

The purchase price of the common stock under each option plan shall be determined by the Committee, provided, however, that such purchase price shall not be less than the fair market value of the shares on the date such option is granted. The stock options generally expire seven to ten years after the date of grant. The Company recorded stock-based compensation of $515,933 and $461,195 for the years ended December 31, 2014 and 2013, respectively.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 11 – Stockholders’ equity (continued)

A summary of the stock option activity related to the 1989 and 2001 Stock Option Plans and the 2007 Share Incentive Plan for the period from January 1, 2013 through December 31, 2014 is as follows:

1989 Non-Qualified Stock Option Plan

	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Year ended December 31, 2013
Number of shares	41,900	0	6,650	0	35,250	35,250
Weighted average exercise price
Per share	$4.82	0	0	0	$4.62	$4.62
Year ended December 31, 2014
Number of shares	35,250	0	0	0	35,250	35,250
Weighted average exercise price
Per share	$4.62	0	0	0	$4.62	$4.62

2001 Non-Qualified Stock Option Plan

	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Year ended December 31, 2013
Number of shares	162,480	0	10,000	0	152,480	127,480
Weighted average exercise price
Per share	$4.35	0	0	0	$4.40	$4.35
Year ended December 31, 2014
Number of shares	152,480	0	28,000	0	124,480	111,980
Weighted average exercise price
Per share	$4.35	0	0	0	$4.57	$4.56

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 11 – Stockholders’ equity (continued)

2007 Share Incentive Plan

	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Year ended December 31, 2013
Number of shares	200	0	0	200	0	0
Weighted average exercise price
Per share	$11.51
Year ended December 31, 2014
Number of shares	0	100,000	0	0	100,000	0
Weighted average exercise price
Per share					$11.17

The Company has 259,730 of outstanding stock options under the three Plans at December 31, 2014.

The following table summarizes information about the outstanding and exercisable options at December 31, 2014.

			Options Outstanding				Options Exercisable
				Weighted	Weighted			Weighted
				Average	Average			Average
Exercise			Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price Range			Outstanding	Contractual	Price	Value	Exercisable	Price	Value

$3.00	-	3.99	34,000	2.95	$3.65	$365,160	34,000	$3.65	$365,160
$4.00	-	4.49	15,930	5.04	$4.25	$161,530	15,930	$4.25	$161,530
$4.50	-	4.99	100,000	2.78	$4.62	$977,000	75,000	$4.62	$854,875
$5.00	-	7.99	9,800	6.04	$7.90	$63,602	9,800	$7.90	$63,602
$8.00	-	12.00	100,000	9.80	$11.17	$322,000	0	$11.17	$0

The intrinsic value of the 28,000 options exercised during the year ended December 31, 2014 was $310,520. The intrinsic value of the 16,650 options exercised during the year ended December 31, 2013 was $90,988.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 11 – Stockholders’ equity (continued)

Restricted Stock Awards

The following table summarizes restricted stock awards for the year ended December 31, 2014:

		Weighted
		Average Grant
	Shares of	Date Fair
	Restricted Stock	Value
Unvested outstanding at January 1, 2013	16,000	$10.97

Granted	7,800	$10.16
Vested	(11,800)	$10.43
Forfeited/Cancelled	-

Unvested outstanding at December 31, 2013	12,000	$10.97

Granted	6,400	$14.24
Vested	(10,400)	$12.98
Forfeited/Cancelled	-

Unvested outstanding at December 31, 2014	8,000	$10.97

The total fair value of shares of restricted stock awards vested for the years ended December 31, 2014 and 2013 was approximately $135,000 and $123,000 respectively

The fair value of the outstanding restricted stock awards will be recorded as stock compensation expense over the vesting period. As of December 31, 2014 there was $88,000 of unrecognized compensation costs related to restricted stock awards, which is to be recognized over a period of 1.35 years.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

NOTE 11 – Stockholders’ equity (continued)

Restricted Stock Units

		Weighted
	Shares of	Average Grant
	Restricted	Date Fair
	Stock Units	Value
Unvested outstanding at January 1, 2013	30,575	$8.29

Granted	133,955	$11.66
Vested	(20,287)	$9.38
Forfeited/Cancelled	-

Unvested outstanding at December 31, 2013	144,243	$11.26

Granted	-
Vested	(37,925)	$10.09
Forfeited/Cancelled	(2,500)	$10.71

Unvested outstanding at December 31, 2014	103,319	$11.71

The total fair value of vested restricted stock units was $383,000 and $190,000 respectively for the years ended December 31, 2014 and 2013.

The fair value of the outstanding restricted stock units will be recorded as stock compensation expense over the vesting period. As of December 31, 2014, there was $1,210,000 of total unrecognized compensation costs related to restricted stock units, which is expected to be recognized over a weighted-average period of 2.19 years.

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

Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are optional. During the years ended December 31, 2014 and 2013, the Company incurred administrative costs totaling $2,800 and $2,380 respectively. No discretionary employer contribution has been made for 2014 and 2013.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 12 – Defined Contribution Plan (continued)

$2,800 and $2,380 respectively. No discretionary employer contribution has been made for 2014 and 2013.

Note 13 – Significant Risks and Uncertainties

Cash and Cash Equivalents

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount atrisk at December 31, 2014 and at December 31, 2013 was $10,216,263 and $9,834,765, respectively.

Sales Concentrations

Revenue to a single customer in any one year can exceed 10.0% of our total sales. One customer represented 50.2% and 23.7% respectively, of our annual revenues in fiscal years 2014 and 2013. We are not dependent on any single customer, and the loss of any key customer would have to be replaced by others, as we have previously, or our inability to do so may have a material adverse effect on our business and financial condition.

Export sales to unaffiliated customers represented approximately 20.2% and 27.3% of sales for the years ended December 31, 2014 and 2013, respectively. Export sales in both 2014 and 2013 were primarily to customers in Europe and Asia. All contracts are denominated in U.S. dollars. The Company does not enter into any foreign exchange contracts.

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

December 31, 2014 and 2013

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

The following table presents certain information regarding the Company’s segments as of December 31, 2014 and for the year then ended:

	CVD	SDC	Eliminations	Consolidated
Assets	$44,953,847	$4,733,926	$(4,131,301)	$45,556,472

Revenue	$23,831,036	$5,580,212	$(1,420,785)	$27,990,463
Interest Expense	100,829	8,589		109,418
Depreciation and Amortization	728,995	68,933		797,928
Capital expenditures	571,240	46,521		617,761
Pretax (loss)/earnings	(4,877,892)	1,168,422		(3,709,470)

The following table presents certain information regarding the Company’s segments as of December 31, 2013 and for the year then ended:

	CVD	SDC	Eliminations	Consolidated
Assets	$39,783,689	$6,334,352	$(6,976,402)	$39,141,639

Revenue	$13,136,083	$5,155,641	$(407,797)	$17,883,927
Interest Expense	162,914	824		163,738
Depreciation and amortization	571,046	75,376		646,422
Capital expenditures	1,954,621	116,936		2,071,557
Pretax (loss)/earnings	(2,697,114)	740,384		(1,956,730)

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014 and 2013

Note 16 - Commitments and Contingencies

Legal Proceedings

Effective as of January 29, 2015, CVD Equipment Corporation (the “Company”), Taiwan Glass International Corporation (“Taiwan Glass”) and Capital One, National Association (“Capital One”) entered into an agreement (the “Settlement Agreement”) pursuant to which the parties settled that certain previously disclosed action pending in the United States District Court for the Southern District of New York under Docket No. 10-CV-0573 (the “Action”).

Pursuant to the terms of the Settlement Agreement, we paid Taiwan Glass the sum of $4,925,000, (said sum being inclusive of interest) and all claims and counterclaims asserted in the Action were settled and dismissed with prejudice. In addition, (a) Taiwan Glass executed limited releases in favor of each of the Company and Capital One concerning the claims asserted by Taiwan Glass in the Action; (b) we executed a limited release in favor of Taiwan Glass concerning the claims asserted by us against Taiwan Glass in the Action; and (c) Capital One executed a limited release in favor of Taiwan Glass concerning the claims asserted by Capital One against Taiwan Glass in the Action.

In addition, the parties caused to be filed with the Court a Stipulation of Dismissal dismissing the claims and counterclaims asserted against all parties in the Action with prejudice. Taiwan Glass agreed to notify the appropriate authorities in Taiwan that its disputes with the Company and the Company’s directors, officers, employees and agents have been amicably resolved on a business- like basis and the Complaint made by Taiwan Glass in Taiwan is hereby withdrawn.

On January 19, 2015, CVD Equipment Corporation (the “Company”) received an Arbitration Demand and Complaint which was filed with the American Arbitration Association by Development Specialists, Inc., an Illinois corporation (“DSI”), solely in its capacity as an assignee for the benefit of creditors of CM Manufacturing, Inc. f/k/a Stion Corporation (“Stion”), a Delaware corporation, (collectively the “Plaintiff”).

In its compliant, the Plaintiff claims, among other things, that the Company breached its agreement with Stion by failing to design, engineer, manufacture and timely deliver a certain custom furnace used in the manufacture of solar panels. The Plaintiff also asserts claims relating to breach of warranty, conversion, misappropriation of trade secrets and a declaration that DSI is not liable under the Company’s Proof of Claim which was previously filed in connection with Stion’s October 2013 Assignment for the Benefit of Creditors. Plaintiff seeks monetary damages of approximately $6.9 million plus interest and attorney’s fees, certain injunctive relief and other unspecified money damages.

The Company believes that these claims have no merit and intends to vigorously defend its interests in this matter.

On February 5, 2015, the Company interposed an Answer denying Plaintiff’s claims and raising (15) Affirmative Defenses. Additionally, on March 24, 2015, the Company served and filed a Motion to Dismiss. A decision on this motion is expected shortly. If the Company’s Motion is granted, then the case will be dismissed, otherwise a brief period for discovery will follow and the Arbitration hearing is scheduled to take place the week of August 31, 2015.