Form 10-Q
period 2015-03-31
CVD EQUIPMENT CORP
filed 2015-05-15
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2015
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,169,477 shares of Common Stock, $0.01 par value at May 2, 2015.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$7,500,440	$11,966,863
Accounts receivable, net	8,126,558	6,463,050
Costs and estimated earnings in excess of billings on contracts in progress	3,451,142	2,498,662
Inventories, net	4,702,469	4,842,059
Deferred income taxes-current	2,012,199	2,887,960
Other current assets	71,732	194,756

Total Current Assets	25,864,540	28,853,350

Property, plant and equipment, net	15,295,179	15,025,283
Construction in progress	16,431	389,276

Deferred income taxes – non-current	910,077	750,133

Restricted cash	400,000	400,000

Other assets	81,921	82,559

Intangible assets, net	59,261	55,871

Total Assets	$42,627,409	$45,556,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,628,969	$1,682,838
Accrued expenses	3,822,207	3,297,052
Current maturities of long-term debt	720,000	720,000
Billings in excess of costs and estimated earnings on contracts in progress	2,502,956	1,328,508
Deferred revenue	155,452	488,691
Accrued loss on litigation settlement	--	4,925,000
Total Current Liabilities	8,829,584	12,442,089

Long-term debt, net of current portion	3,665,507	3,845,508
Total Liabilities	12,495,091	16,287,597

Commitments and Contingencies	--	--

Stockholders’ Equity:
Common stock-$0.01 par value-10,000,000 shares authorized; issued and outstanding 6,169,227 at March 31, 2015 and 6,162,027 at December 31, 2014	61,692	61,620
Additional paid-in-capital	22,339,954	22,144,805
Retained earnings	7,730,672	7,062,450
Total Stockholders’ Equity	30,132,318	29,268,875

Total Liabilities and Stockholders’ Equity	$42,627,409	$45,556,472

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Revenue	$9,692,444	$4,385,071

Cost of revenue	5,932,616	2,405,669

Gross profit	3,759,828	1,979,402

Operating expenses
Research and development	211,890	195,930
Selling and shipping	313,817	358,325
General and administrative	2,027,110	1,475,062
Total operating expenses	2,552,817	2,029,317

Operating income/( loss)	1,207,011	(49,915)

Other income (expense)
Interest income	6,082	6,334
Interest expense	(24,725)	(29,015)
Other income	781	23,829
Total other (expense)/ income	(17,862)	1,148

Income/(loss) before income tax (expense)/benefit	1,189,149	(48,767)

Income tax expense	520,927	219,380

Net income/(loss)	$668,222	$(268,147)

Basic income/(loss) per common share	$0.11	$(0.04)

Diluted income/(loss) per common share	$0.11	$(0.04)

Weighted average common shares outstanding basic	6,168,307	6,104,782

Net effect of potential common share issuance	130,887	--

Weighted average common shares outstanding diluted	6,299,194	6,104,782

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income/(loss)	$668,222	$(268,147)
Adjustments to reconcile net income/(loss) to net cash (used in)/provided by operating activities
Stock-based compensation	195,221	137,999
Depreciation and amortization	222,562	196,837
Deferred tax expense	715,817	219,380
Provision for doubtful accounts	30,723	(97,496)
Changes in operating assets and liabilities
(Increases)/decreases in operating assets:
Accounts receivable	(1,694,231)	1,022,478
Cost and estimated earnings in excess of billings on contracts in progress	(952,480)	(356,416)
Inventories	139,590	(458,141)
Other current assets	123,024	97,320
Increases (decreases) in operating liabilities:
Accounts payable and accrued expenses	471,283	357,635
Billings in excess of costs and estimated earnings on contracts in progress	1,174,448	144,274
Accrued loss on litigation settlement	(4,925,000)	--
Deferred revenue	(333,239)	(204,527)
Net cash (used in)/provided by operating activities:	(4,164,060)	791,196

Cash flows from investing activities:
Release of restricted cash	--	200,000
Capital expenditures	(122,363)	(141,325)
Net cash (used in)/provided by investing activities:	(122,363)	58,675

Cash flows from financing activities:
Proceeds from stock options exercised	--	51,100
Payments of long-term debt	(180,000)	(180,000)
Net cash used in financing activities:	(180,000)	(128,900)

Net (decrease)/increase in cash and cash equivalents	(4,466,423)	720,971
Cash and cash equivalents at beginning of period	11,966,863	11,247,560

Cash and cash equivalents at end of period	$7,500,440	$11,968,531

Supplemental disclosure of cash flow information:
Income taxes paid	$100,000	$1,622
Interest paid	$24,725	$29,015

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 1:     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

The consolidated balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, including the accounting policies followed by the Company as set forth in Note 2 to the consolidated financial statements contained therein.

All material intercompany transactions have been eliminated in consolidation. In addition, certain reclassifications have been made to prior period consolidated financial statements to conform to the current year presentation, including those research and development expenses incurred independent of customer orders. These expenses which amounted to approximately $212,000 and $196,000 respectively for the three months ended March 31, 2015 and the three months ended March 31, 2014, had previously been included in cost of revenue are now shown as an operating expense.

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Income Recognition

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

March 31, 2015

(Unaudited)

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The asset, “Cost and estimated earnings in excess of billings on contracts in progress,” represents revenues recognized in excess of amounts billed.

The liability, “Billings in excess of costs and estimated earnings on contracts in progress,” represents amounts billed in excess of revenues recognized.

Research and Development

Research and development costs are expensed as incurred. Due to the highly technical nature of our projects, we use our technical staff in a dual role, and based on their contribution to the customer or research and development projects, their costs are charged accordingly to either cost of goods sold or research and development.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09: “Revenue from Contracts with Customers”, which requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU outlines a five-step model to make the revenue recognition determination and requires new financial statement disclosures. Publicly-traded companies are required to adopt the ASU for reporting periods beginning after December 15, 2016; however the FASB recently proposed an optional one-year deferral of the ASU. Currently companies may choose amoung different transition alternatives. We are currently evaluating the effect that this ASU will have on our consolidated financial statements and related financial statement disclosures and have not yet determined which method of adoption will be selected.

In February 2015, the FASB issued ASU No. 2015-05: “Consolidation (Topic 810): Amendments to the Consolidation Analysis”, which makes changes to both the variable interest model and the voting model. These changes will require re-evaluation of certain entities for consolidation and will require us to revise our documentation regarding the consolidation or deconsolidation of such entities. ASU No 2015-02 is effective for reporting periods after December 15, 2015 and interim periods within those five years. We are currently evaluating the effect that this ASU will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest-imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as a deferred charge asset. ASU No. 2015-03 is effective for us January 1, 2016 and is to be applied retroactively. We are currently evaluating the effect that this ASU will have on our consolidated financial statements and related disclosures.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 3:     CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit-quality domestic financial institutions and invests its excess cash primarily in savings accounts, treasury bills and money market instruments. The Company performs periodic evaluations of the relative credit standing of all such institutions as it seeks to maintain stability and liquidity. From time to time, these cash investments may exceed the Federal Deposit Insurance Corporation limit, which at March 31, 2015 and December 31, 2014 was approximately $7,156,000 and $10,216,000, respectively. The Company sells products and services to various companies across several industries in the ordinary course of business. The Company performs ongoing credit evaluations to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience, evaluation of their credit history and review of the invoicing terms of the contract to determine the financial strength of its customers. The Company also maintains allowances for anticipated losses.

NOTE 4:     UNCOMPLETED CONTRACTS

Costs and estimated earnings in excess of billings on uncompleted contracts are summarized as follows:

	March 31, 2015	December 31, 2014

Costs incurred on uncompleted contracts	$5,722,046	$4,250,299
Estimated earnings	5,062,092	4.541.377
	10,784,138	8,791,677
Billings to date	(9,835,952)	(7,621,523)
	$948,186	$1,170,154

Included in accompanying balance sheets under the following captions:

Cost and estimated earnings in excess of billings on contracts in progress	$3,451,142	$2,498,662

Billings in excess of costs and estimated earnings on contracts in progress	$(2,502,956)	$(1,328,508)

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 5:      INVENTORIES, NET

Inventories consist of:

	March 31, 2015	December 31, 2014

Raw materials	$4,157,533	$4,307,913
Work-in-process	453,709	419,731
Finished goods	91,227	114,415
Totals	$4,702,469	$4,842,059

NOTE 6:     ACCOUNTS RECEIVABLE, NET

Accounts receivable are presented net of an allowance for doubtful accounts of $80,212 and $49,489 as of March 31, 2015 and December 31, 2014, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

NOTE 7:     LONG-TERM DEBT

On August 5, 2014, the Company extended its $7 million revolving credit facility with HSBC Bank, USA N.A. (“HSBC”), with a new maturity date of August 5, 2015, under the same terms. The credit facility consists of a $7 million revolving credit facility and a five (5) year term loan in the initial amount of $2.1 million. The Company makes monthly principal payments of $35,000 plus interest on the term loan which matures on August 5, 2016. The balances as of March 31, 2015 and December 31, 2014 were $595,000 and $700,000, respectively. Interest on the unpaid $595,000 principal balance for the term loan, which was used to pay off the previous mortgages, accrues at a fixed rate of 3.045%. Borrowings under this term loan are collateralized by $400,000 of restricted cash deposits, provided that, so long as no event of default has occurred and is then continuing, HSBC would release $200,000 of the collateral on each anniversary of the closing date. The restricted balance at March 31, 2015 and December 31, 2014 was $400,000. This restricted cash is a separate line item on the consolidated balance sheet. The $7 million revolving credit facility remained unused as of both March 31, 2015 and December 31, 2014. The revolving credit facility permits the Company to borrow on a revolving basis until August 5, 2015. Interest on the unpaid principal balance on this facility accrues at either (i) the London Interbank Offered Rate (“LIBOR”) plus 1.75% or (ii) the bank’s prime rate minus 0.50%. The credit agreement also contains certain financial covenants, all of which the Company was in compliance with as of March 31, 2015.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 7:     LONG-TERM DEBT (continued)

In March 2012, the Company entered into a mortgage loan agreement with HSBC for the initial principal amount of $6,000,000 (the “Loan”), through the Town of Islip Industrial Development Agency. The Loan is secured by a mortgage against the property and building located at 355 South Technology Drive, Central Islip, New York. Interest presently accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% which was 1.9245% and 1.9108% at March 31, 2015 and December 31, 2014, respectively. The balances on the mortgage on March 31, 2015 and December 31, 2014 were approximately $3,791,000 and $3,866,000 respectively. The loan matures on March 15, 2022.

NOTE 8:     STOCK-BASED COMPENSATION EXPENSE

During the three months ended March 31, 2015 and March 31, 2014, the Company recorded as part of selling and general administrative expense, approximately $195,000 and $138,000 respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments. This expense was recorded based upon the guidance of ASC 718, “Compensation-Stock Compensation.”

NOTE 9:     INCOME TAXES

The provision for income taxes includes the following:

	Three Months Ended March 31,
	2015	2014
Current:
Federal	$309,122	$	-----
State	7,146		-----
Total Current Provision	316,268		-----
Deferred:
Federal	$204,659		$(161,965)
State	----		381,345
Total deferred	204,659		219,380
Income tax expense	$520,927		$219,380

In March 2014, New York State eliminated the state income tax for qualified manufacturing companies such as CVD. Due to this change in tax law, the Company was required to write off state-level deferred tax assets which would have been used to offset future taxes payable to New York State.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

NOTE 9:     INCOME TAXES (Needs to be updated)

Tax Rate Reconciliation

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory rate is as follows:

	Three Months Ended
	March 31,
	2015	2014
Income tax benefit at federal statutory rate [34%]	$404,311	$(16,581)
Change in capitalized inventory (Section 263A)	--	(11,080)
Change in vacation accrual	--	(21,608)
Change in other accruals	12,654	(4,674)
Difference between tax and book depreciation	(16,298)	7,532
Stock-based compensation	(9,689)	(61,394)
Domestic production activities deduction	(37,145)	--
Research and development credits	(276,329)	(54,160)
Net operating loss	443,423	--
Impact of New York State taxation change	--	381,345
Income tax expense	$520,927	$219,380

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

Stock options to purchase 259,730 shares of common stock were outstanding and 147,230 were exercisable during the three months ended March 31, 2015. Stock options to purchase 173,730 shares were outstanding and 148,730 were exercisable during the three months ended March 31, 2014. At March 31, 2015 all outstanding options were included in the diluted earnings per share calculation because the average market price was higher than the exercise price. At March 31, 2014, none of the outstanding options were included in the earnings per share calculation as their effect would have been anti-dilutive.

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

March 31, 2015

(Unaudited)

NOTE 11:     LEGAL PROCEEDINGS

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

(Unaudited)

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

Three Months Ended March 31,

2015	CVD	SDC	Eliminations *	Consolidated
Revenue	$8,578,372	$1,404,057	$(289,985)	$9,692,444
Pretax income	789,087	400,062		1,189,149

2014
Revenue	$3,650,163	$1,011,432	$(276,524)	$4,385,071
Pretax (loss)/income	(166,888)	118,121		(48,767)

*All elimination entries represent intersegment revenues eliminated in consolidation for external financial reporting.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: competition in the Company’s existing and potential future product lines of business; the Company’s ability to obtain financing on acceptable terms if and when needed; uncertainty as to the Company’s future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the Company. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Past results are no guaranty of future performance. You should not place undue reliance on any forward-looking statements, which speak only as of the dates they are made. When used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends,” “will” and similar expressions are intended to identify forward-looking statements.

Results of Operations

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014

	Three Months Ended		Change	% Change
	March 31, 2015	March 31 2014
(In thousands)
Bookings	$5,181	$15,725	$(10,543)	(67.0)
Ending Backlog	16,562	15,257	1,305	8.6

Revenue
CVD (net of eliminations)	$8,571	$3,649	$4,922	134.9
SDC (net of eliminations)	1,122	736	386	52.4
Total Revenue	9,693	4,385	5,308	121.5

Cost of Goods Sold	5,933	2,406	3,527	146.6

Gross Profit	3,760	1,979	1,781	90.0
Gross Margin	38.8%	45.1%	(6.3%)

Research and development	212	196	16	8.2
Selling and Shipments	314	358	(44)	(12.3)
General and administrative	2,027	1,475	552	37.4
Total Operating Expenses	2,553	2,029	524	25.8

Operating income/(loss)	1,207	(50)	1,257

Other Income (expense)	(18)	1	(19)

Income/(loss) before taxes	1,189	(49)	1,238

Income tax expense	521	219	302	137.9

Net Income/(loss)	668	(268)	936

Orders/Order Backlog

Orders received for the three months ended March 31, 2015 were approximately $5.2 million compared to approximately $15.7 million in orders received for the three months ended March 31, 2014, a decrease of 67.0%. This resulted in a backlog of $16.6 million as of March 31, 2015 compared to $15.3 million as of March 31, 2014. $9.7 million of the March 31, 2015 backlog or 58.4% is a result of multiple orders from one customer as compared to $12.9 million or 84.3% of the March 31, 2014 backlog. Although timing for completion of the backlog varies depending on the product mix and can be as long as two years, we believe a significant portion of our current backlog will be completed within the next twelve months.

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

Revenue

We achieved record revenue for the three month period ended March 31, 2015 of $9.7 million as compared to $4.4 million for the three month period ended March 31, 2014, an increase of $5.3 million or 121.5%. The increase is directly attributable to the work performed on the increased orders that we have secured from both the aerospace and the medical industries. One customer represented 54.6% or $5.3 million of our revenue for the three months ended March 31, 2015.

Revenue from the SDC division for the three months ended March 31, 2015 increased by 52.4% to $1.1 million compared to $0.7 million for the three months ended March 31, 2014 as a result of the worked performed on the increased level of order activity.

Gross Profit

We generated a gross profit of $3.8 million, resulting in a gross profit margin of 38.8%, for the three months ended March 31, 2015 as compared to gross profits of $2.0 million and a gross profit margin of 45.1%, for the three months ended March 31, 2014. The decreased gross margin we are now experiencing is primarily attributable to a large order we are currently undertaking that is running at a lower gross profit margin.

Research and development, Selling and General and Administrative Expenses

Research and development expenses for the three months ended March 31, 2015 and March 31, 2014 were $0.2 million. We continue to independently conduct research and product development for CVD products.

Selling and shipping expenses for the three months ended March 31, 2015 and 2014 were $0.3 million and $0.4 million, respectively. This decrease is primarily attributable to reduced commissions earned during the current period. Although our revenues are significantly greater during the current three months as compared to the same period a year ago, a vast majority of our revenue is generated by our internal sales personnel who do not receive sales commissions.

We incurred $2.0 million of general and administrative expenses during the three months ended March 31, 2015, compared to $1.5 million incurred during the three months ended March 31, 2014, representing an increase of 37.4%. This increase is primarily attributable to an increase in personnel, occupancy and legal costs during the current period.

Operating income/(loss)

The increased revenue and higher gross profit delivered income from operations of $1.2 million for the three months ended March 31, 2015 compared to a loss from operations loss of $(0.1) million for the three months ended March 31, 2014.

Income Taxes

Current income tax expense for the three months ended March 31, 2015 amounted to $0.3 million. We utilized an additional $0.2 million in deferred tax benefits during that period as well.

Net Income/(Loss)

We reported net income of $0.7 million for the three months ended March 31, 2015 compared to a net loss of $(0.3) million for the three months ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had working capital of approximately $17.0 million compared to $16.4 million at December 31, 2014, an increase of $0.6 million, and cash and cash equivalents of $7.5 million, compared to $12.0 million at December 31, 2014, a decrease of $4.5 million. The decrease in cash and cash equivalents was primarily a result of the $4.9 million payment made to resolve the Taiwan Glass litigation settlement and the timing of both shipments and customer payments on outstanding balances.

Accounts receivable, net, as of March 31, 2015 was approximately $8.1 million compared to $6.5 million as of December 31, 2014. This increase is primarily attributable to the increased revenue, the timing of customer shipments and customer payments on outstanding balances.

We believe that our cash and cash equivalents position and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months. We expect to renew our $7 million revolving line of credit on similar terms to that which we currently have.

We may also raise additional capital in the event we determine in the future to effect one or more acquisitions of businesses, technologies or products. In addition, we may elect to raise additional capital even before we need them if the conditions for raising capital are favorable. Any equity or equity-linked financing could be dilutive to existing shareholders.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

10.1	Settlement Agreement effective as of January 29, 2015, among the Company, Taiwan Glass International Corporation and Capital One, National Association.

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 15, 2015

31.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 15, 2015

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 15, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 15, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May 2015.

CVD EQUIPMENT CORPORATION

By: /s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Glen R. Charles
Glen R. Charles
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

10.1	Settlement Agreement effective as of January 29, 2015, among the Company, Taiwan Glass International Corporation and Capital One, National Association.

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 15, 2015

31.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 15, 2015

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 15, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 15, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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