Form 10-Q
period 2015-06-30
CVD EQUIPMENT CORP
filed 2015-08-13
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,170,727 shares of Common Stock, $0.01 par value at August 5, 2015.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$10,163,586	$11,966,863
Accounts receivable, net	6,513,033	6,463,050
Costs and estimated earnings in excess of billings on contracts in progress	3.329.357	2,498,662
Inventories	4,204,881	4,842,059
Deferred income taxes – current	2,050,073	2,887,960
Other current assets	100,719	194,756

Total Current Assets	26,361,649	28,853,350

Property, plant and equipment, net	15,132,890	15,025,283
Construction in progress	2,636	389,276

Deferred income taxes – non-current	1,049,942	750,133

Restricted cash	400,000	400,000

Other assets	75,798	82,559

Intangible assets, net	63,720	55,871

Total Assets	$43,086,635	$45,556,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,884,869	$1,682,838
Accrued expenses	4,773,934	3,297,052
Current maturities of long-term debt	720,000	720,000
Billings in excess of costs and estimated earnings on contracts in progress	400,218	1,328,508
Deferred revenue	179,423	488,691
Accrued loss on litigation settlement	---	4,925,000
Total Current Liabilities	7,958,444	12,442,089

Long-term debt, net of current portion	3,485,508	3,845,508
Total Liabilities	11,443,952	16,287,597

Commitments and Contingencies	----	----

Stockholders’ Equity
Common stock - $0.01 par value – 10,000,000 shares authorized; issued and outstanding, 6,170,727 at June 30, 2015 and 6,162,027 at December 31, 2014	61,707	61,620
Additional paid-in-capital	22,515,391	22,144,805
Retained earnings	9,065,585	7,062,450
Total Stockholders’ Equity	31,642,683	29,268,875

Total Liabilities and Stockholders’ Equity	$43,086,635	$45,556,472

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenue	$10,434,153	$6,107,318	$20,126,597	$10,492,389

Cost of revenue	6,277,150	3,648,896	12,209,766	6,054,566

Gross profit	4,157,003	2,458,422	7,916,831	4,437,823

Operating expenses
Research and development	257,872	223,247	469,762	419,176
Selling and shipping	273,903	299,542	587,720	657,867
General and administrative	2,108,625	1,777,693	4,135,735	3,252,755
Total operating expenses	2,640,400	2,300,482	5,193,217	4,329,798

Operating income	1,516,603	157,940	2,723,614	108,025

Other income (expense)
Interest income	5,732	8,341	11,814	14,675
Interest expense	(24,140)	(27,876)	(48,865)	(56,891)
Other income	--	2,382	781	26,211
Total other (expense)	(18,408)	(17,153)	(36,270)	(16,005)

Income before income taxes	1,498,195	140,787	2,687,344	92,020

Income tax expense/(benefit)	163,282	(61,187)	684,209	158,193

Net income/(loss)	$1,334,913	$201,974	$2,003,135	$(66,173)

Basic income/(loss) per common share	$0.22	$0.03	$0.32	$(0.01)

Diluted income/(loss) per common share	$0.21	$0.03	$0.32	$(0.01)

Weighted average common shares Outstanding-basic	6,170,075	6,112,357	6,169,201	6,114,716

Net effect of potential common share issuance:
Stock options	130,887	112,591	119,146	--

Weighted average common shares Outstanding-diluted	6,300,961	6,224,948	6,288,347	6,114,716

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income/(loss)	$2,003,135	$(66,173)
Adjustments to reconcile net income/(loss) to net cash (used in)/ provided by operating activities:
Stock-based compensation expense	370,673	253,739
Depreciation and amortization	444,792	394,720
Deferred tax expense/(benefit)	26,920	158,193
Provision for doubtful accounts	31,187	(89,523)
Changes in operating assets and liabilities:
Accounts receivable	(81,170)	(1,013,228)
Costs and estimated earnings in excess of billings on contracts in progress	(830,695)	(1,016,145)
Inventories	637,177	(803,916)
Income taxes - current	511,158	--
Other current assets	94,037	76,542
Increases/(decreases) in operating liabilities:
Accounts payable and accrued expenses	1,678,912	929,111
Billings in excess of costs and estimated earnings on contracts in progress	(928,290)	(190,821)
Accrued loss on litigation settlement	(4,925,000)	--
Deferred revenue	(309,267)	(62,927)
Net cash used in operating activities	(1,276,431)	(1,430,428)

Cash flows from investing activities:
Release of restricted cash	--	200,000
Capital expenditures	(166,846)	(306,974)
Net cash (used in)/provided by investing activities	(166,846)	(106,974)

Cash flows from financing activities:
Net proceeds from stock options exercised	--	51,100
Payments of long-term debt	(360,000)	(360,000)
Net cash used in financing activities	(360,000)	(308,900)

Net decrease in cash and cash equivalents	(1,803,277)	(1,846,302)
Cash and cash equivalents at beginning of period	11,966,863	11,247,560

Cash and cash equivalents at end of period	$10,163,586	$9,401,258

Supplemental disclosure of cash flow information:
Income taxes paid	$100,000	$--
Interest paid	$48,865	$56,891

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 1:     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively, “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

The balance sheet as of December 31, 2014 has been derived from the audited consolidated financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, including the accounting policies followed by the Company as set forth in Note 2 to the consolidated financial statements contained therein.

All material intercompany transactions have been eliminated in consolidation. In addition, certain reclassifications have been made to prior period consolidated financial statements to conform to the current year presentation including reclassification of research and development expenses incurred independent of customer orders. These expenses amounted to approximately $258,000 and $470,000 for the three and six months ended June 30, 2015, respectively, and $223,000 and $419,000 for the three and six months ended June 30, 2014, respectively, had previously been included in cost of revenue and are now shown as an operating expense.

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

June 30, 2015

(Unaudited)

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Selling, general and administrative costs are charged to expense as incurred. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Changes in job requirements, job conditions, and estimated profitability, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

The asset, “Costs and estimated earnings in excess of billings on contracts in progress,” represents revenues recognized in excess of amounts billed.

The liability, “Billings in excess of costs and estimated earnings on contracts in progress,” represents amounts billed in excess of revenues recognized.

Recent Accounting Pronouncements

In May 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which changes the criteria for recognizing revenue. The standard requires an entity which recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires a five-step process for recognizing revenues including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction prices, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when (or as) the entity satisfies a performance obligation. Publicly-traded companies were initially required to adopt the ASU for reporting periods beginning after December 15, 2016; however, the FASB has granted an extension to December 15, 2017 of the ASU. Currently companies may choose among different transition alternatives. Management is currently evaluating the impact that ASU 2014-09 will have on the Company’s consolidated financial statements and have not yet determined which method of adoption will be selected.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2015, the FASB issued ASU No. 2015-02: “Consolidation (Topic 810): Amendments to the Consolidation Analysis”, which makes changes to both the variable interest model and the voting interest consolidation models. These changes will require re-evaluation of certain entities for consolidation and will require the Company to revise the documentation regarding the consolidation or deconsolidation of such entities. ASU No 2015-02 is effective for reporting periods after December 15, 2015 and interim periods within those fiscal years. Management is currently evaluating the effect that this ASU will have on the Company’s consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest-imputation of interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, rather than as a deferred charge asset. ASU No. 2015-03 is effective for the Company beginning January 1, 2016 and is to be applied retroactively. Management is currently evaluating the effect that this ASU will have on the Company’s consolidated financial statements and related disclosures.

NOTE 3:     CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit-quality domestic financial institutions and invests its excess cash primarily in savings accounts, treasury bills and money market instruments. The Company performs periodic evaluations of the relative credit standing of all such institutions as it seeks to maintain stability and liquidity. Cash and cash investments at June 30, 2015 and December 31, 2014, exceeded the Federal Deposit Insurance Corporation (“FDIC”) limits by approximately $9,840,000 and $10,216,000, respectively. The Company sells products and services to various companies across several industries in the ordinary course of business. The Company performs ongoing credit evaluations to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience, evaluation of their credit history and review of the invoicing terms of the contract to determine the financial strength of its customers. The Company also maintains allowances for anticipated losses.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 4:     CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on contracts in progress are summarized as follows:

	June 30, 2015	December 31, 2014

Costs incurred on contracts in progress	$4,888,161	$4,250,300
Estimated earnings	5,781,456	4,541,377
	10,669,617	8,791,677
Billings to date	(7,740,478)	(7,621,523)
	$2,929,139	$1,170,154
Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on contracts in progress	$3,329,357	$2,498,662

Billings in excess of costs and estimated earnings on contracts in progress	$(400,218)	$(1,328,508)

NOTE 5:      INVENTORIES

Inventories consist of:

	June 30, 2015	December 31, 2014

Raw materials	$3,536,268	$4,307,913
Work-in-process	576,666	419,731
Finished goods	91,947	114,415
Totals	$4,204,881	$4,842,059

NOTE 6:     ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $81,000 and $50,000 as of June 30, 2015 and December 31, 2014, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 7:     DEBT

The Company is currently in the process of extending its $7 million revolving credit facility with HSBC Bank, USA, N.A. (“HSBC”) with a proposed new maturity date of September 1, 2018, under the same terms. This revolving credit facility remained unused as of both June 30, 2015 and December 31, 2014. Interest on the unpaid principal balance on this facility accrues at either (i) the London Interbank offered Rate (“LIBOR”) plus 1.75% or (ii) the bank’s prime rate minus 0.50%. The credit agreement also contains certain financial covenants, all of which the Company was in compliance with at June 30, 2015.

The Company also has fourteen (14) months remaining on a five (5) year term loan in the initial amount of $2.1 million. The Company makes monthly principal payments of $35,000 plus interest on the term loan which matures on August 1, 2016. The principal balances as of June 30, 2015 and December 31, 2014 were $490,000 and $700,000 respectively. Interest on the unpaid $490,000 principal balance for the term loan, which was used to pay off the previous mortgages, accrues at a fixed rate of 3.045%. Borrowings under the term loan were initially collateralized by $1,000,000 restricted cash deposits and reduced on each anniversary of the closing date, (August 5) by $200,000, provided that, so long as no event of default has occurred and is then continuing. The restricted balance at June 30, 2015 was $400,000 which is a separate line item on the consolidated balance sheet.

In March 2012, the Company entered into a mortgage loan agreement with HSBC Bank, USA, N.A., for the initial principal amount of $6,000,000 (the “Loan”), through the Town of Islip Industrial Development Agency. The Loan is secured by a mortgage against the property and building located at 355 South Technology Drive, Central Islip, New York. Interest presently accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% which was 1.9355% and 1.9108% at June 30, 2015 and December 31, 2014 respectively. The outstanding principal balance on the mortgage at June 30, 2015 was approximately $3,716,000. The Company makes monthly principal payments of $25,000 plus interest on the Loan which matures on March 15, 2022.

NOTE 8:     STOCK-BASED COMPENSATION EXPENSE

During the three and six months ended June 30, 2015 and June 30, 2014, the Company recorded compensation expense as part of selling and general administrative expense, of approximately $176,000 and $371,000 and $116,000 and $254,000 respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments. This expense was recorded based upon the guidance of ASC 718, “Compensation-Stock Compensation.”

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 9:     INCOME TAXES

The provision for income taxes includes the following:

	Six Months Ended June 30,
	2015	2014

Current:
Federal	$645,116	$	----
State	12,173		----
Total Current Provision	657,289		----
Deferred:
Federal	$26,920		$(223,152)
State	----		381,345
Total deferred	26,920		158,193
Income tax expense/(benefit)	$684,209		$158,193

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

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory rate is as follows:

	Six Months Ended
	June 30,
	2015	2014
Income tax benefit at federal statutory rate [34%]	$913,700	$31,286
Change in capitalized inventory (Section 263A)		477
Change in vacation accrual	--	(10,392)
Change in other accruals	23,175	(24,228)
Difference between tax and book depreciation	(12,975)	(24,091)
Stock-based compensation	(28,120)	(86,271)
Research and development credits	(571,583)	(109,933)
Domestic production activities deduction	(83,411)	--
Net operating loss carryforward	954,581	--
Tax carryback	(511,158)	--
Impact of New York State taxation change	--	381,345
Income tax expense	$684,209	$158,193

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

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

Stock options to purchase 259,730 shares of common stock were outstanding and 147,230 were exercisable during the three and six months ended June 30, 2015. Stock options to purchase 173,730 shares were outstanding and 148,730 were exercisable during the three and six months ended June 30, 2014. For the three and six months ended June 30, 2015 and the three months ended June 30, 2014 all outstanding options were included in the diluted earnings per share calculation because the average market price was higher than the exercise price. However, none of the outstanding options were included in the earnings per share calculation for the six months ended June 30, 2014, as their effect would have been anti-dilutive.

The potentially dilutive common shares from warrants and options are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potential dilutive effect of the securities.

NOTE 11:     LEGAL PROCEEDINGS

As previously reported in the Company’s Report on Form 10-Q for the quarter ending March 31, 2015, the Company reported that an Arbitration proceeding had been filed against it by Development Specialists, Inc. (“DSI” or “Plaintiff”); that the Company had filed an Answer denying Plaintiff’s claims and raising fifteen (15) Affirmative Defenses; and filed a Motion to Dismiss the Arbitration. That motion was subsequently denied by the Arbitrator.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 11:     LEGAL PROCEEDINGS (continued)

On May 26, 2015, the Company filed a Complaint against DSI in the Delaware Court of Chancery seeking to enjoin DSI from proceeding with the Arbitration. Contemporaneously with the filing of that Complaint, the Company filed a Motion seeking a preliminary injunction. On July 23, 2015, Chancery Court denied the Company’s request for an injunction and dismissed the Company’s complaint. On July 29, 2015, the Company filed a Motion for Reargument of the Chancery Court decision. That motion is currently pending.

While the Chancery Court Motion for Reargument remains pending, discovery in the Arbitration is proceeding and the Arbitration hearing is currently scheduled to take place the week of October 12, 2015.

The Company believes that the claims against it have no merit and is vigorously defending its interest in this matter.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

NOTE 12:      SEGMENT REPORTING (continued)

Three Months

Ended June 30,

2015	CVD	SDC	Eliminations *	Consolidated
Revenue	$9,969,113	$1,826,896	$(1,361,856)	$10,434,153
Pretax income	846,558	651,637		1,498,195

2014
Revenue	$4,996,004	$1,316,196	$(204,882)	$6,107,318
Pretax (loss)/income	(230,208)	370,995		140,787

Six Months

Ended June 30,

2015	CVD	SDC	Eliminations *	Consolidated
Revenue	$18,547,485	$3,230,953	$(1,651,841)	$20,126,597
Pretax income	1,635,645	1,051,699		2,687,344

2014
Revenue	$8,646,167	$2,327,628	$(481,406)	$10,492,389
Pretax (loss)/income	(397,096)	489,116		92,020

*All elimination entries represent intersegment revenues eliminated in consolidation for external financial reporting.

NOTE 13:     SUBSEQUENT EVENTS

The Company is currently in the process of extending its $7 million revolving credit facility with HSBC Bank, USA, N.A. (“HSBC”) with a proposed new maturity date of September 1, 2018, under the same terms.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: competition in the Company’s existing and potential future product lines of business; the Company’s ability to obtain financing on acceptable terms if and when needed; uncertainty as to the Company’s future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the Company. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Past results are no guaranty future performance. You should not place undue reliance on any forward-looking statements, which speak only as of the dates they are made. When used with this Report, the words “believes,” “anticipates,” ”expects,” “estimates,” “plans,” “intends,” “will” and similar expressions are intended to identify forward-looking statements.

Results of Operations

Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014

	Three Months Ended		Change	% Change
	June 30, 2015	June 30, 2014
(In thousands)
Orders	$13,142	$5,364	$7,778	145.0
Order Backlog	19,270	14,514	4,756	32.8

Revenue
CVD (net of eliminations)	$9,967	$4,991	$4,976	99.7
SDC (net of eliminations)	467	1,116	(649)	(58.2)
Total Revenue	10,434	6,107	4,327	70.9

Cost of Goods Sold	6,277	3,649	2,628	72.0

Gross Profit	4,157	2,458	1,699	69.1
Gross Margin	39.8%	40.2%	(0.4% )

Research and development	258	223	35	15.7
Selling and shipments	274	300	(26)	(8.7)
General and administrative	2,109	1,777	332	18.7
Total operating expenses	2,641	2,300	341	14.8

Operating income	1,516	158	1,358	859.5

Other (expense)	(18)	(17)	(1)	(0.1)

Income before taxes	1,498	141	1,357	962.4

Income tax expense/(benefit)	163	(61)	224	367.2

Net Income	1,335	202	1,133	560.9

Orders/Order Backlog

During the three months ended June 30, 2015, we received approximately $13.1 million in new orders, compared to approximately $5.4 million in new orders received during the three months ended June 30, 2014, an increase of $7.7 million or 143%. This resulted in a backlog of $19.3 million as of June 30, 2015 compared to $14.5 million as of June 30, 2014. Approximately $8.4 million or 43.7% of the backlog at June 30, 2015 is a result of multiple orders from one customer compared to $9.7 million or 58.4% at March 31, 2015 and $10.4 million or 71.4% at June 30, 2014. Although timing for completion of the backlog varies depending on the product mix and can be as long as two years, we believe a significant portion of our current backlog will be completed within the next twelve months. Included in the backlog are all accepted purchase orders, less any amounts which have been previously billed or recognized as a component of our percentage-of-completion calculations. Management utilizes the order backlog to assist it in gauging projected revenues and profits; however, it does not provide an assurance of future achievement of revenues or profits as, for example, order cancellations or delays are possible.

Revenue

We achieved record quarterly revenue during the three months ended June 30, 2015. We recognized $10.4 million in revenue for the three months ended June 30, 2015 compared to $6.1 million for the three months ended June 30, 2014, resulting in an increase of 70.9%. This increase was primarily the result of continuous work on the orders secured primarily from both the aerospace and medical industries. One customer from which we have secured multiple orders represented $8.0 million or 76.7% of our revenue for the three months ended June 30, 2015.

As previously planned, during the three months ended June 30, 2015, the SDC division devoted a significant amount of its time and efforts working on its share of the aerospace orders received by the CVD division. Consequently, non-intercompany revenue from the SDC division for the three months ended June 30, 2015 decreased by 58.2% to $0.5 million.

Gross Profit

We generated a gross profit of $4.2 million for the three months ended June 30, 2015 compared to a gross profit of $2.5 million for the three months ended June 30, 2014. Gross margins were relatively flat year over year with the current quarter delivering a gross margin of 39.8%, compared to a gross margin of 40.2% for the same period last year. We are running at a higher utilization rate this year over last, which has allowd us to levaerage our fixed costs over a wider base of revenue even though there we have a diffeenet mix of projects.

Research and Development, Selling, General and Administrative Expenses

Internal research and development expenses for the three months ended June 30, 2015 were $0.3 million compared to $0.2 million for the three months ended June 30, 2014. We continue to independently conduct research and product development for CVD products.

Selling and shipping expenses for each of the three months ended June 30, 2015 and 2014 were $0.3 million. This represented 2.6% and 4.9% of our revenue for the respective periods.

We incurred approximately $2.1 million of general and administrative expenses or 20.2% of our revenue for the three months ended June 30, 2015 compared to approximately $1.8 million 29.5% of our revenue during the three months ended June 30, 2014. Approximately 30% of the increase in absolute dollars was a result of an increase in legal fees and the balance was due to an increase in personnel and occupancy costs. We expect to continue to incur significant legal expenses until the conclusion of our litigation with Development Specialists, Inc. (“DSI”) which is currently scheduled for ruling later this year.

Operating Income

As a result of the increased revenue and higher gross profit our income from operations was $1.5 million for the three months ended June 30, 2015 compared to income from operations of $0.2 million for the three months ended June 30, 2014.

Income Taxes

Current income tax expense for the three months ended June 30, 2015 was $0.2 million as we utilized certain research and development credits that were available to us to minimize taxes.

Net Income

We reported net income of approximately $1.3 million or $0.22 per share basic and $0.21 per share diluted for the three months ended June 30, 2015, compared to net income of approximately $0.2 million or $0.03 per share (basic and diluted) for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014

			Change	% Change
	June 30, 2015	June 30, 2014
(In thousands)
Orders	$18,323	$21,089	$(2,766)	(13.1)
Order Backlog	19,270	14,514	4,756	32.8

Revenue
CVD (net of eliminations)	$18,538	$8,639	$9,899	114.6
SDC (net of eliminations)	1,589	1,853	(264)	(14.2)
Total Revenue	20,127	10,492	9,635	91.8

Cost of Goods Sold	12,210	6,054	6,156	101.7

Gross Profit	7,917	4,437	3,480	78.4
Gross Margin	39.3%	42.3%	3.0%

Research and development	470	419	51	12.2
Selling and shipping	588	658	(70)	(10.6)
General and administrative	4,136	3,252	884	27.2
Total operating expenses	5,194	4,329	865	20.0

Operating income	2,723	108	2,615	2,421.3

Other (expense)	(36)	(16)	(20)	125.0

Income before taxes	2,687	92	2,595	2,820.7

Income tax expense	684	158	526	332.9

Net income/(loss)	2,003	(66)	2,069

Orders/Order Backlog

During the six months ended June 30, 2015, we received $18.3 million in new orders compared to approximately $21.1 million in new orders received during the six months ended June 30, 2014 a decrease of $2.8 million or 13.1%. This resulted in a backlog of $19.3 million as of June 30, 2015 compared to $14.5 million as of June 30, 2014. The backlog on June 30, 2015 consists of multiple orders totaling $8.4 million from one customer, or 43.7% of our backlog compared to $10.4 million or 71.4% from that same customer on June 30, 2014 and $9.7 million or 58.4% at March 31, 2015.

Revenue

We achieved record revenue for the six months ended June 30, 2015, which totaled $20.1 million, an increase of $9.6 million or 114.6% compared to $10.5 million for the six months ended June 30, 2014. One customer from which we have secured multiple orders represented $13.3 million or 66.2% of our revenue for the six months ended June 30, 2015.

As previously planned, the SDC division devoted a significant amount of its time and efforts during the six months ended June 30, 2015, to work on its share of the aerospace orders received by the CVD division. Consequently, non-intercompany revenue from the SDC division for the six months ended June 30, 2015 decreased by 14.2% to $1.6 million compared to $1.9 million for the six months ended June 30, 2014.

Gross Profit

During the six months ended June 30, 2015, we generated a gross profit of $7.9 million resulting in a gross profit margin of 39.3% as compared to the six months ended June 30, 2014 when our gross profit was $4.4 million with a gross margin of 42.3%. The decrease in gross margin is primarily the result of a large order we are currently undertaking that is running at a lower gross profit margin.

Research and Development, Selling and General and Administrative Expenses

Internal research and development expenses for the six months ended June 30, 2015 were $0.5 million compared to $0.4 million of research and development expenses for the six months ended June 30, 2014.

Selling and shipping expenses for the six months ended June 30, 2015 and 2014 were $0.6 million and $0.7 million, respectively.

General and administrative expenses totaled $4.1 million and $3.3 million for the six months ended June 30, 2015 and 2014, an increase of 27.2%. Approximately 25% of this increase can is due to higher legal costs and the balance can be attributed to higher personnel and occupancy costs.

Operating Income

The increased revenue and higher gross profit provided income from operations of $2.7 million for the six months ended June 30, 2015 compared to 0.1 million for the six months ended June 30, 2014.

Income Taxes

Current income tax expense for the six months ended June 30, 2015 amounted to $0.7 million as we continue to utilize available research and development credits to minimize taxes.

Net Income/(Loss)

We reported net income of $2.0 million or $0.32 per share (basic and diluted) for the six months ended June 30, 2015 compared to a net loss of $0.1 million or ($0.01) per share (basic and diluted) for the six months ended June 30, 2014.

Inflation

Inflation has not materially impacted the operations of our Company.

Liquidity and Capital Resources

As of June 30, 2015, we had working capital of $18.4 compared to $16.4 million at December 31, 2014, an increase of $2.0 million, and cash and cash equivalents of $10.2 million, compared to $12.0 million at December 31, 2014, a decrease of $1.8. The decrease in cash and cash equivalents was primarily the result of the $4.9 million payment made to resolve the Taiwan glass litigation settlement and the timing of both shipments and customer payments on outstanding balances.

Accounts receivable, net, as of both June 30, 2015 and December 31, 2014 was $6.5 million. One customer represented 60% and 38% of the balances on June 30, 2015 and December 31, 2014, respectively.

The Company is currently in the process of extending its $7 million revolving credit facility with HSBC Bank, USA, N.A. (“HSBC”) with a new maturity date of September 1, 2018, under the same terms. This revolving credit facility remained unused as of both June 30, 2015 and December 31, 2014.

The Company also has fourteen (14) months remaining on a five (5) year term loan in the initial amount of $2.1 million. The Company makes monthly principal payments of $35,000 plus interest on the term loan which matures on August 1, 2016. The principal balances as of June 30, 2015 and December 31, 2014 were $490,000 and $700,000 respectively.

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

CVD EQUIPMENT CORPORATION

PART II

OTHER INFORMATION

Item 1.          Legal Proceedings.

As previously reported in the Company’s Report on Form 10-Q for the quarter ending March 31, 2015, the Company reported that an Arbitration proceeding had been filed against it by Development Specialists, Inc. (“DSI” or “Plaintiff”); that the Company had filed an Answer denying Plaintiff’s claims and raising fifteen (15) Affirmative Defenses; and filed a Motion to Dismiss the Arbitration. That motion was subsequently denied by the Arbitrator.

On May 26, 2015, the Company filed a Complaint against DSI in the Delaware Court of Chancery seeking to enjoin DSI from proceeding with the Arbitration. Contemporaneously with the filing of that Complaint, the Company filed a Motion to Expedite and seeking a preliminary injunction. On July 23, 2015, Chancery Court denied the Company’s request for an injunction and dismissed the Company’s Complaint. On July 29, 2015, the Company filed a Motion for Reargument of the Chancery Court decision. That motion is currently pending.

While the Chancery Court Motion for Reargument remains pending, discovery in the Arbitration is proceeding and the Arbitration hearing is currently scheduled to take place the week of October 12, 2015.

The Company believes that claims against it have no merit and is vigorously defending its interests in this matter.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds.

                      None.

Item 3.         Defaults Upon Senior Securities.

                      None.

Item 4.         Mine Safety Disclosures.

                      Not Applicable.

Item 5.         Other Information.

                      None.

Item 6.         Exhibits

                      The exhibits below are hereby furnished to the SEC as part of this report:

31.1	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 13, 2015.

31.2	Certification of Glen R. Charles, Chief Financial Officer, dated August 13, 2015.

32.1	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 13, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Glen R. Charles, Chief Financial Officer, dated August 13, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

●	Filed herewith

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of August 2015.

CVD EQUIPMENT CORPORATION

By:	/s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

By:	/s/ Glen R. Charles
Glen R. Charles
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 14, 2015

31.2*	Certification of Glen R. Charles, Chief Financial Officer, Dated August 13, 2015

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 13, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated August 13, 2015 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

* Filed herewith

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise not subject to liability under these sections.