Form 10-Q
period 2015-09-30
CVD EQUIPMENT CORP
filed 2015-11-16
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

 Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,172,227 shares of Common Stock, $0.01 par value at November 5, 2015.

______________________________________________________________________________

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$13,269,050	$11,966,863
Accounts receivable, net	5,054,107	6,463,050
Costs and estimated earnings in excess of billings on contracts in progress	2,511,970	2,498,662
Inventories	3,646,889	4,842,059
Restricted cash - current	200,000	200,000
Deferred income taxes – current	2,098,603	2,887,960
Other current assets	104,401	194,756

Total Current Assets	26,885,020	29,053,350

Property, plant and equipment, net	14,964,713	15,025,283
Construction in progress	10,494	389,276

Deferred income taxes – non-current	1,360,082	750,133

Restricted cash – non-current	---	200,000

Other assets	94,516	82,559

Intangible assets, net	59,596	55,871

Total Assets	$43,374,421	$45,556,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,838,499	$1,682,838
Accrued expenses	3,883,070	3,297,052
Current maturities of long-term debt	685,000	720,000
Billings in excess of costs and estimated earnings on contracts in progress	753,026	1,328,508
Deferred revenue	234,632	488,691
Accrued litigation settlement	---	4,925,000
Total Current Liabilities	7,394,227	12,442,089

Long-term debt, net of current portion	3,340,508	3,845,508
Total Liabilities	10,734,735	16,287,597

Commitments and Contingencies	----	----

Stockholders’ Equity
Common stock - $0.01 par value – 10,000,000 shares authorized; issued and outstanding, 6,172,227 at September 30, 2015 and 6,162,027 at December 31, 2014	61,722	61,620
Additional paid-in-capital	22,701,296	22,144,805
Retained earnings	9,876,668	7,062,450
Total Stockholders’ Equity	32,639,686	29,268,875

Total Liabilities and Stockholders’ Equity	$43,374,421	$45,556,472

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$10,645,824	$8,867,158	$30,772,421	$19,359,547

Cost of revenue	6,520,341	5,558,059	18,730,107	12,031,801

Gross profit	4,125,483	3,309,099	12,042,314	7,327,746

Operating expenses
Research and development	75,484	219,306	545,246	638,482
Selling and shipping	312,400	314,232	900,120	972,099
General and administrative	1,871,818	1,563,136	6,007,553	4,396,715
Litigation settlement	995,000	---	995,000	---
Total operating expenses	3,254,702	2,096,674	8,447,919	6,007,296

Operating income	870,781	1,212,425	3,594,395	1,320,450

Other income (expense)
Interest income	5,894	9,265	17,708	23,940
Interest expense	(22,042)	(27,013)	(70,907)	(83,904)
Other income	--	2,252	781	28,463
Total other (expense)	(16,148)	(15,496)	(52,418)	(31,501)

Income before income taxes	854,633	1,196,929	3,541,977	1,288,949

Income tax expense	43,550	339,000	727,759	497,193

Net income	$811,083	$857,929	$2,814,218	$791,756

Basic income per common share	$0.13	$0.14	$0.46	$0.13

Diluted income per common share	$0.13	$0.14	$0.45	$0.13

Weighted average common shares
Outstanding-basic	6,171,086	6,140,707	6,169,836	6,120,474

Net effect of potential common share issuance:
Stock options	94,119	114,765	111,516	116,083

Weighted average common shares
Outstanding-diluted	6,265,205	6,255,472	6,281,353	6,236,557

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$2,814,218	$791,756
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	556,593	370,830
Depreciation and amortization	636,236	590,385
Deferred tax expense/(benefit)	(331,750)	189,873
Provision for doubtful accounts	32,063	(84,182)
Changes in operating assets and liabilities:
Accounts receivable	1,376,880	(1,666,998)
Costs and estimated earnings in excess of billings on contracts in progress	(13,308)	(1,006,869)
Inventories, net	1,195,169	(716,201)
Income taxes - current	511,158	--
Deposits	---	3,167
Other current assets	90,355	36,067
Increases/(decreases) in operating liabilities:
Accounts payable and accrued expenses	741,707	1,663,191
Current maturities of long-term debt	(35,000)	---
Billings in excess of costs and estimated earnings on contracts in progress	(575,482)	291,634
Accrued litigation settlement	(4,925,000)	--
Deferred revenue	(254,058)	119,827
Net cash provided by operating activities	1,819,781	582,480

Cash flows from investing activities:
Release of restricted cash	200,000	400,000
Capital expenditures	(212,594)	(396,055)
Net cash (used in)/provided by investing activities	(12,594)	3,945

Cash flows from financing activities:
Net proceeds from stock options exercised	--	102,200
Payments of long-term debt	(505,000)	(540,000)
Net cash used in financing activities	(505,000)	(437,800)

Net increase in cash and cash equivalents	1,302,187	148,625
Cash and cash equivalents at beginning of period	11,966,863	11,247,560

Cash and cash equivalents at end of period	$13,269,050	$11,396,185

Supplemental disclosure of cash flow information:
Income taxes paid	$427,078	$--
Interest paid	$70,907	$83,904

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 1:     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively, “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that can be expected for the year ending December 31, 2015.

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

All material intercompany transactions have been eliminated in consolidation. In addition, certain reclassifications have been made to prior period consolidated financial statements to conform to the current year presentation including reclassification of research and development expenses incurred independent of customer orders. These expenses which amounted to $75,000 and $545,000 for the three and nine months ended September 30, 2015, respectively, and $219,000 and $638,000 for the three and nine months ended September 30, 2014, respectively, had previously been included in cost of revenue and are now shown as an operating expense. Restricted cash has been split into current and non-current based on the amount that will be reduced annually.

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

September 30, 2015

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3:     CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit-quality domestic financial institutions and invests its excess cash primarily in savings accounts, treasury bills and money market instruments. The Company performs periodic evaluations of the relative credit standing of all such institutions as it seeks to maintain stability and liquidity. Cash and cash investments at September 30, 2015 and December 31, 2014, exceeded the Federal Deposit Insurance Corporation (“FDIC”) limits by $12.4 million and $10.2 million respectively. The Company sells products and services to various companies across several industries in the ordinary course of business. The Company performs ongoing credit evaluations to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience, evaluation of their credit history and review of the invoicing terms of the contract to determine the financial strength of its customers. The Company also maintains allowances for anticipated losses.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 4:     CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on contracts in progress are summarized as follows:

	September 30, 2015	December 31, 2014

Costs incurred on contracts in progress	$8,242,038	$4,250,300
Estimated earnings	9,052,783	4,541,377
	17,294,821	8,791,677
Billings to date	(15,535,877)	(7,621,523)
	$1,758,944	$1,170,154
Included in accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on contracts in progress	$2,511,970	$2,498,662

Billings in excess of costs and estimated earnings on contracts in progress	$(753,026)	$(1,328,508)

NOTE 5:      INVENTORIES

Inventories consist of:

	September 30, 2015	December 31, 2014

Raw materials	$2,976,123	$4,307,913
Work-in-process	579,540	419,731
Finished goods	91,227	114,415
Totals	$3,646,889	$4,842,059

NOTE 6:     ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $82,000 and $50,000 as of September 30, 2015 and December 31, 2014, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 7:     DEBT

On September 3, 2015, the Company extended its $7 million revolving credit facility with HSBC Bank, USA, N.A. (“HSBC”) with a new maturity date of September 1, 2018, under the same terms. This revolving credit facility remained unused as of both September 30, 2015 and December 31, 2014. Interest on the unpaid principal balance on this facility accrues at either (i) the London Interbank offered Rate (“LIBOR”) plus 1.75% or (ii) the bank’s prime rate minus 0.50%. The credit agreement also contains certain financial covenants, all of which the Company was in compliance with at September 30, 2015.

The Company also has eleven (11) months remaining on a five (5) year term loan in the initial amount of $2.1 million. The Company makes monthly principal payments of $35,000 plus interest on the term loan which matures on August 1, 2016. The principal balances as of September 30, 2015 and December 31, 2014 were $385,000 and $700,000 respectively. Interest on the unpaid $385,000 principal balance for the term loan, which was used to pay off the previous mortgages, accrues at a fixed rate of 3.045%. Borrowings under the term loan were initially collateralized by $1,000,000 restricted cash deposits and reduced on each anniversary of the closing date, (August 5th) by $200,000, provided that, so long as no event of default has occurred and is then continuing. The restricted balance at September 30, 2015 was $200,000 which is a separate line item on the consolidated balance sheet.

In March 2012, the Company entered into a mortgage loan agreement with HSBC Bank, USA, N.A., for the initial principal amount of $6,000,000 (the “Loan”), through the Town of Islip Industrial Development Agency. The Loan is secured by a mortgage against the property and building located at 355 South Technology Drive, Central Islip, New York. Interest presently accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% which was 1.95635% and 1.9108% at September 30, 2015 and December 31, 2014 respectively. The outstanding principal balance on the mortgage at September 30, 2015 was $3,641,000. The Company makes monthly principal payments of $25,000 plus interest on the Loan which matures on March 15, 2022.

NOTE 8:     STOCK-BASED COMPENSATION EXPENSE

During the three and nine months ended September 30, 2015 and September 30, 2014, the Company recorded compensation expense as part of general administrative expense, of $186,000 and $557,000 and $117,000 and $371,000 respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments. This expense was recorded based upon the guidance of ASC 718, “Compensation-Stock Compensation.”

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 9:     INCOME TAXES

The provision for income taxes includes the following:

	Nine Months Ended September 30,
	2015	2014

Current:
Federal	$1,043,650	$281,748
State	15,859	25,572
Total Current Provision	1,059,509	307,320
Deferred:
Federal	$(331,750)	$(191,472)
State	----	381,345
Total deferred	(331,750)	189,873
Income tax expense/(benefit)	$727,759	$497,193

In March 2014, New York State eliminated the state income tax for qualified manufacturing companies such as CVD. Due to this change in the tax law, the Company was required to write off state-level deferred tax assets which would have been used to offset future taxes payable to New York State. Though this change led to the loss of benefits we had recorded for previous operating losses, it will reduce total income tax expense for future periods, as essentially all of our operations are in New York State.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 9:     INCOME TAXES (continued)

Tax Rate Reconciliation

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory rate is as follows:

	Nine Months Ended
	September 30,
	2015	2014
Income tax benefit at federal statutory rate [34%]	$1,204,274	$438,244
Change in capitalized inventory (Section 263A)	--	3,159
Change in other accruals	32,217	(27,936)
Difference between tax and book depreciation	(24,312)	(91,385)
Stock-based compensation	(39,234)	(97,041)
Research and development credits	(973,649)	(109,193)
Domestic production activities deduction	(109.989)	--
Net operating loss carryforward	954,581	--
Tax carryback	(511,158)	--
Provision to 2014 tax return true up	195,029	--
Impact of New York State taxation change	--	381,345
Income tax expense	$727,759	$497,193

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

Stock options to purchase 259,730 shares of common stock were outstanding and 147,230 were exercisable during the three and nine months ended September 30, 2015. Stock options to purchase 159,730 shares were outstanding and 134,730 were exercisable during the three and nine months ended September 30, 2014. For the three and nine months ended September 30, 2015 and the three and nine months ended September 30, 2014, all outstanding options were included in the diluted earnings per share calculation because the average market price was higher than the exercise price.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

NOTE 11:     LEGAL PROCEEDINGS

On September 4, 2015, the Company entered into a Settlement Agreement and Mutual General Release with Development Specialists, Inc., solely in its capacity as Assignee for the benefit of creditors of CM Manufacturing, Inc. f/k/a/ Stion Corporation (“DSI”) regarding both the Arbitration proceeding which had been previously filed against it by DSI and the companion Delaware Court of Chancery Court action which had been filed by CVD (the “Chancery Action”). Pursuant to the Settlement Agreement, CVD paid the sum of $995,000 to DSI, and each party released all claims of any nature which it had against the other. The parties also executed and filed stipulations of dismissal with prejudice, of both the Arbitration and the Chancery Action.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 12:      SEGMENT REPORTING (continued)

Three Months

Ended September 30,

2015	CVD	SDC	Eliminations *	Consolidated
Revenue	$9,373,890	$1,445,257	$(173,323)	$10,645,824
Pretax income	687,094	167,539		854,633

2014
Revenue	$7,693,131	$1,810,328	$(636,301)	$8,867,158
Pretax income	807,397	389,532		1,196,929

Nine Months

Ended September 30,

2015	CVD	SDC	Eliminations *	Consolidated
Revenue	$27,921,375	$4,676,210	$(1,825,164)	$30,772,421
Pretax income	2,322,739	1,219,238		3,541,977

2014
Revenue	$16,339,298	$4,137,957	$(1,117,708)	$19,359,547
Pretax income	410,301	878,648		1,288,949

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

Results of Operations

Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014

	Three Months Ended
	September 30, 2015	September 30, 2014	Change	% Change
(In thousands)
Orders	$2,863	$6,400	$3,537	(55.3)
Order Backlog	11,487	12,058	(571)	(4.7)

Revenue
CVD (net of eliminations)	$9,373	$7,690	$1,683	21.9
SDC (net of eliminations)	1,273	1,177	96	8.2
Total Revenue	10,646	8,867	1,779	20.1

Cost of Goods Sold	6,520	5,558	962	17.3

Gross Profit	4,126	3,309	816	24.7
Gross Margin	38.8%	37.3%	(0.4% )

Research and development	75	219	(144)	(65.8)
Selling and shipments	312	314	(2)	---
General and administrative	1,872	1,563	309	19.8
Loss on litigation settlement	995	---	995
Total operating expenses	3,254	2,096	1,158	55.2

Operating income	872	1,213	(341)	(28.2)

Other (expense)	(16)	(16)	--	---

Income before taxes	856	1,197	(341)	(28.6)

Income tax expense	44	339	295	(87.0)

Net Income	812	858	(46)	(5.4)

Orders/Order Backlog

During the three months ended September 30, 2015, we received $2.9 million in new orders, compared to $6.4 million in new orders received during the three months ended September 30, 2014, a decrease of $3.5 million or 55.3%. This resulted in a backlog of $11.5 million as of September 30, 2015 compared to $12.1 million as of September 30, 2014. The timing of the receipt of an order is subject to various factors, most of which are not under our control. As a result, our order levels from period to period, tend to be uneven. Order levels attained in one three month period are not necessarily indicative of order levels that will be attained in future periods. $6.1 million or 53.0% of the backlog at September 30, 2015 is a result of multiple orders from one customer compared to $8.4 million or 43.7% at June 30, 2015 and $8.1 million or 66.9% at September 30, 2014. Although timing for completion of the backlog varies depending on the product mix and can be as long as two years, we believe a significant portion of our current backlog will be completed within the next twelve months. Included in the backlog are all accepted purchase orders, less any amounts which have been previously billed or recognized as a component of our percentage-of-completion calculations. Management utilizes the order backlog to assist it in gauging projected revenues and profits; however, it does not provide an assurance of future achievement of revenues or profits as, for example, order cancellations or delays are possible.

Revenue

Our revenue for the three months ended September 30, 2015 was $10.6 million compared to $8.9 million for the three months ended September 30, 2014, resulting in an increase of 20.1%. This increase was primarily the result of continuous work on orders received primarily from the aerospace and medical industries. One customer, from which we have secured multiple orders, represented $5.3 million or 50.0% of our revenue for the three months ended September 30, 2015.

Revenue from the SDC division (net of intercompany eliminations) for the three months ended September 30, 2015 increased by 8.2% to $1.3 million compared to $1.2 million for the three months ended September 30, 2014 as a result of the work performed on the increased level of order activity.

Gross Profit

We generated a gross profit of $4.1 million with a gross profit margin of 38.7% for the three months ended September 30, 2015 compared to a gross profit of $3.3 million and a gross profit margin of 37.3% for the three months ended September 30, 2014. We are running at a higher utilization rate this year over last, which has allowed us to leverage our fixed costs over a wider base of revenue even though there we have a different mix of projects.

Research and Development, Selling, General and Administrative Expenses

Internal research and development expenses for the three months ended September 30, 2015 were $0.1 million compared to $0.2 million for the three months ended September 30, 2014. We continue to independently conduct research and product development for CVD products.

Selling and shipping expenses for each of the three months ended September 30, 2015 and 2014 were $0.3 million. This represented 2.9% and 3.5% of our revenue for the respective periods.

We incurred approximately $1.9 million of general and administrative expenses or 17.6% of our revenue for the three months ended September 30, 2015 compared to approximately $1.6 million or 17.6% of our revenue during the three months ended September 30, 2014. The increase in absolute dollars was due to an increase in personnel and occupancy costs. Legal fees amounting to $0.2 million in each of the three month periods ended September 30, 2015 and 2014 are expected to decline.

Effective as of September 4, 2015, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Development Specialists, Inc., an Illinois corporation, solely in its capacity as assignee for the benefit of creditors of CM Manufacturing, Inc., f/k/a Stion Corporation, a Delaware corporation (“DSI”) in full settlement and satisfaction of all claims asserted in the previously disclosed arbitration with DSI (the “Arbitration”) and companion action commenced in the Delaware Court of Chancery (the ”Chancery Action”)

Pursuant to the Settlement Agreement, we agreed to pay DSI the sum of $995,000, and each party released all claims of any nature which it had against the other.

Operating Income

Income from operations decreased to $0.9 million for the three months ended September 30, 2015 compared to income from operations of $1.2 million for the three months ended September 30, 2014. This was primarily attributable to the litigation settlement of $1 million which was partially offset by increased revenue and higher gross profit.

Income Taxes

Current income tax expense for the three months ended September 30, 2015 was $44,000 as we utilized certain research and development credits that were available to us to minimize taxes.

Net Income

We reported net income of approximately $0.8 million or $0.13 per share basic and diluted for the three months ended September 30, 2015, compared to net income of approximately $0.9 million or $0.14 per share basic and diluted for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014

(In thousands)	September 30, 2015	September 30, 2014	Change	% Change

Orders	$21,186	$27,500	$(6,314)	(23.0)
Order Backlog	11,487	12,058	(571)	(4.7)

Revenue
CVD (net of eliminations)	$27,910	$16,330	$11,580	70.9
SDC (net of eliminations)	2,862	3,030	(168)	(5.5)
Total Revenue	30,772	19,360	11,412	58.9

Cost of Goods Sold	18,730	12,032	6,698	55.7

Gross Profit	12,042	7,328	4,714	64.3
Gross Margin	39.1	42.3%	3.2%

Research and development	545	638	(93)	(14.6)
Selling and shipping	900	972	(72)	(7.4)
General and administrative	6,008	4,397	1,611	36.6
Loss on litigation settlement	995	---	995	---
Total operating expenses	8,448	6,007	2,441	40.6

Operating income	3,594	1,321	2,273	172.1

Other (expense)	(52)	(32)	(20)	62.5

Income before taxes	3,542	1,289	2,253	174.8

Income tax expense	728	497	231	46.5

Net income/(loss)	2,814	792	2,022	255.3

Orders/Order Backlog

During the nine months ended September 30, 2015, we received $21.2 million in new orders compared to $27.5 million in new orders received during the nine months ended September 30, 2014 a decrease of $6.3 million or 23.0%. This resulted in a backlog of $11.5 million as of September 30, 2015 compared to $12.1 million as of September 30, 2014. The timing of the receipt of an order is subject to various factors, most of which are not under our control. As a result, our order levels, from period to period, tend to be uneven. Order levels attained in one period are not necessarily indicative of order levels that will be attained in future periods. The backlog on September 30, 2015 consists of multiple orders totaling $6.1 million from one customer, or 53.0% of our backlog compared to $8.1 million or 66.9% from that same customer on September 30, 2014 and $8.4 million or 43.7% at June 30, 2015.

Revenue

We achieved record revenue for the nine months ended September 30, 2015, which totaled $30.1 million, an increase of $11.6 million or 70.9% compared to $19.4 million for the nine months ended September 30, 2014. One customer from which we have secured multiple orders represented $18.6 million or 60.4% of our revenue for the nine months ended September 30, 2015.

The SDC division devoted a significant amount of its time and efforts during the nine months ended September 30, 2015, to work on its share of the aerospace orders received by the CVD division. Consequently, non-intercompany revenue from the SDC division for the nine months ended September 30, 2015 decreased by 5.5% to $2.9 million compared to $3.0 million for the nine months ended September 30, 2014.

Gross Profit

During the nine months ended September 30, 2015, we generated a gross profit of $12.0 million resulting in a gross profit margin of 39.1% as compared to the nine months ended September 30, 2014 when our gross profit was $7.3 million with a gross margin of 42.3%. The decrease in gross margin is primarily the result of a large order we are currently undertaking that is running at a lower gross profit margin.

Research and Development, Selling and General and Administrative Expenses

Internal research and development expenses for the nine months ended September 30, 2015 were $0.5 million compared to $0.6 million of research and development expenses for the nine months ended September 30, 2014.

Selling and shipping expenses for the nine months ended September 30, 2015 and 2014 were $0.9 million and $1.0 million, respectively.

General and administrative expenses totaled $6.0 million and $4.4 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of 36.4%. The increase is primarily attributable to higher personal, occupancy and legal costs. Legal fees amounting to $0.6 million and $0.5 million respectively in the nine month periods ended September 30, 2015 and 2014 are not expected to continue at those levels.

Operating Income

Income from operations for the nine months ended September 30, 2015 was $3.6 million compared to $1.3 million for the nine months ended September 30, 2014. This was primarily attributable to higher revenues for the nine months ended September 30, 2015.

Income Taxes

Current income tax expense for the nine months ended September 30, 2015 amounted to $0.7 million as we continue to utilize available research and development credits to minimize taxes.

Net Income

We reported net income of $2.8 million or $0.46 per share basic and $0.45 per share diluted for the nine months ended September 30, 2015 compared to net income of $0.8 million or $0.13 per share basic and diluted for the nine months ended September 30, 2014.

Inflation

Inflation has not materially impacted the operations of our Company.

Liquidity and Capital Resources

As of September 30, 2015, we had working capital of $19.5 million compared to $16.6 million at December 31, 2014, an increase of $2.9 million, and cash and cash equivalents of $13.3 million, compared to $12.0 million at December 31, 2014, an increase of $1.3, despite making two payments totaling $5.9 million for litigation settlements. This increase was primarily the result of the increased revenues and customer payments on outstanding balances during this nine month period.

Accounts receivable, net, as of September 30, 2015 and December 31, 2014 was $5.1 million and $6.5 million respectively. One customer represented 40% and 38% of the balances on September 30, 2015 and December 31, 2014, respectively.

On September 3, 2015 we extended our $7 million revolving credit facility with HSBC Bank, USA, N.A. (“HSBC”) with a new maturity date of September 1, 2018, under the same terms. This revolving credit facility remained unused as of both September 30, 2015 and December 31, 2014.

We also have eleven (11) months remaining on a five (5) year term loan in the initial amount of $2.1 million. We make monthly principal payments of $35,000 plus interest on the term loan which matures on August 1, 2016. The principal balances as of September 30, 2015 and December 31, 2014 were $385,000 and $700,000 respectively.

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

CVD EQUIPMENT CORPORATION

PART II

OTHER INFORMATION

Item 1.          Legal Proceedings.

On September 4, 2015, the Company entered into a Settlement Agreement and Mutual General Release with Development Specialists, Inc., solely in its capacity as Assignee for the benefit of creditors of CM Manufacturing, Inc. f/k/a/ Stion Corporation (“DSI”) regarding both the Arbitration proceeding which had been previously filed against it by DSI and the companion Delaware Court of Chancery Court action which had been filed by CVD (the “Chancery Action”). Pursuant to the Settlement Agreement, CVD paid the sum of $995,000 to DSI, and each party released all claims of any nature which it had against the other. The parties also executed and filed stipulations of dismissal with prejudice, of both the Arbitration and the Chancery Action.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

  None.

Item 3.          Defaults Upon Senior Securities.

  None.

Item 4.          Mine Safety Disclosures.

  Not Applicable.

Item 5.          Other Information.

  None.

Item 6.          Exhibits

  The exhibits below are hereby furnished to the SEC as part of this report:

10.1	Amendment No. 3 and waiver to Credit Agreement (incorporated by reference to Registrant's Current Report on Form 8-K filed with the Commission on September 10, 2015.)

10.2	Settlement Agreement and Mutual General Release (incorporated by reference to Registrant's report on Form 8-K filed with the Commission on September 10, 2015.)

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 16, 2015.

31.2*	Certification of Glen R. Charles, Chief Financial Officer, dated November 16, 2015.

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 16, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated November 16, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

____________

*	Filed herewith

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of November 2015.

CVD EQUIPMENT CORPORATION

By:	/s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

By:	/s/ Glen R. Charles
Glen R. Charles
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

10.1	Amendment No. 3 and waiver to Credit Agreement (incorporated by reference to Registrant's Current Report on Form 8-K filed with the Commission on September 10, 2015.)

10.2	Settlement Agreement and Mutual General Release (incorporated by reference to Registrant's Current Report on Form 8-K filed with the Commission on September 10, 2015.)

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 16, 2015

31.2*	Certification of Glen R. Charles, Chief Financial Officer, Dated November 16, 2015

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 16, 2015, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated November 16, 2015 pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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