Form 10-K
period 2015-12-31
CVD EQUIPMENT CORP
filed 2016-03-30
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $58,212,803 at June 30, 2015

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 6,198,135 shares of Common Stock, $0.01 par value at March 4, 2016.

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

We design and manufacture state-of-the-art equipment and process solutions used to develop and manufacture materials and coatings for research and industrial applications with the focus on enabling tomorrow’s technologies TM. These coatings are used in numerous fields including but not limited to aerospace, medical, solar, nano and advanced electronic components. We offer a broad range of chemical vapor deposition, gas control and other equipment that is used by our customers to research, design and manufacture these materials or coatings for turbine blades, implants, semiconductors, solar cells, smart glass, carbon nanotubes, nanowires, LEDs, MEMS and other applications. Through our Application Laboratory, we provide process development support and process startup assistance. Our proprietary technology products are generally customized to meet the particular specifications of individual customers and to accelerate the commercialization of their proprietary intellectual property. We also offer standard products that are based on the expertise and know-how we have developed in designing and manufacturing our customized products.

Based on more than 33 years of experience, we use our engineering, manufacturing and process development to transform new applications into leading-edge manufacturing solutions. This enables university, research and industrial scientists at the cutting edge of technology to develop next generation aerospace, medical, solar, nano, LEDs, semiconductors and other electronic components. We also develop and manufacture research and production equipment based on our proprietary designs. We have built a significant library of design expertise, know-how and innovative solutions to assist our customers in developing these intricate processes and to accelerate their commercialization. This library of solutions, along with our vertically integrated manufacturing facilities, allows us to provide superior design, process and manufacturing solutions to our customers on a cost effective basis.

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

Sales of our proprietary standard, custom systems and process solutions have been driven by the success of our installed customer base, which includes several Fortune 500 companies. Historically, revenues have grown through sales to existing customers to meet their additional capacity needs or new requirements, as well as to new customers. However, with our proprietary solutions and expanded focus on “accelerating the commercialization of tomorrow’s technologiesTM” we have been developing a new customer base in addition to growing with our existing customers. We have generally gained new customers through word of mouth, limited print advertising and trade show attendance. We are now also gaining new customers by their awareness of our company in the marketplace with results from our Application Laboratory, partnerships with startup companies, increased participation in trade shows and expanded internet advertising.

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

Operating Divisions

We conduct our operations through two divisions: (1) CVD/First Nano, and (2) Stainless Design Concepts (“SDC”). Each division operates with divisional management supported by product development, sales and administration which are managed at the corporate level.

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

Stainless Design Concepts designs and manufactures ultra-high purity gas and chemical delivery control systems for state-of-the-art semiconductor fabrication processes, solar cells, LEDs, carbon nanotubes, nanowires, and a number of industrial applications. Our SDC products are sold on either a stand-alone basis, or together with our CVD/First Nano systems. SDC operates out of a 22,000 square foot facility fitted with Class 10 and Class 100 clean room manufacturing space located in Saugerties, New York.

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

Our chemical vapor deposition systems are available in a variety of models that can be used in laboratory research and production. All models are offered with total system automation, a microprocessor control system by which the user can measure, predict and regulate gas flow, temperature, pressure and chemical reaction rates, thus controlling the process in order to enhance the quality of the materials produced. Our standard microprocessor control system is extremely versatile and capable of supporting the complete product line and most custom system requirements. These chemical vapor deposition systems are typically priced between $80,000 and $1,500,000, but can go significantly higher.

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

Customers

We are continuing to work on expanding our product offerings. Many of these products are used in research and in production applications. We sell our products primarily to electronic component manufacturers, institutions involved in electronic component research (such as universities, government and industrial laboratories) and to industries such as aerospace that require specialized coatings. We have both a domestic and international customer base with hundreds of installed systems.

Given the size of some of the systems we sell, revenue from a single customer in any one year can exceed 10.0% of our total sales. In fiscal year 2015 and 2014 one customer represented 49.6% and 50.2% of our annual revenues respectively. Another customer represented 13.7% of our annual revenues for 2015. The loss of current key customers if not replaced by others, may have a material adverse effect on our business and financial condition.

For the twelve months ended December 31, 2015, approximately 9.0% of our revenues were generated by sales to customers outside the U.S., compared to 20.2% for the twelve months ended December 31, 2014.

Warranties

Warranties on our equipment can range up to twenty-four months from shipment and we pass along any warranties from original manufacturers of components used in our products. We provide service and support for our installed base of equipment with in-house field service personnel. Warranty costs, including those incurred in fiscal years 2015 and 2014, have been historically insignificant and expensed as incurred.

Competition

We are subject to intense competition. We are aware of other competitors that offer a substantial number of products and services comparable to ours. Many of our competitors (including customers who may elect to manufacture systems for internal use) have financial, marketing and other resources greater than ours. To date, we believe that each of our two operating divisions has been able to compete favorably in markets that include these competitors, primarily on the basis of know-how, technical performance, quality, delivery and price and aftermarket support.

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

Backlog

As of December 31, 2015, our order backlog was approximately $6.1 million compared to approximately $21.1 million at December 31, 2014, a decrease of $15.0 million, or 71.1%. The decrease in backlog is related to a decrease in orders, as we focused our energy on execution of the single largest contract that our company has received in our history. Now that the installation is nearing completion, we are focused on new opportunities with new and existing customers. The timing for completion of the backlog varies depending on the product mix and can be as long as two years. Included in the backlog are all accepted purchase orders with the exception of those that are included in our percentage-of-completion. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however, it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

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

In 2012 we expanded our laboratory staff and began independently conducting cutting-edge research and product development for CVD Graphene. In 2015, we incurred approximately $1.8 million in research and development expenses of which $605,000 was independent of external customer orders compared to 2014, when we incurred $1.6 million of research and development expenses, $878,000 of which was independent of external customer orders.

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

Insurance

Our products are used in our customers’ manufacturing processes which in some cases contain explosive, flammable, corrosive and toxic gases. There are potential exposures to personal injury as well as property damage, particularly if operated without regard to the design limits of the systems and components. Additionally, the end products of some of our customers are used in areas such as aerospace and high tech devices where safety is of great concern. Management reviews its insurance coverage with our insurance agent on an annual basis. We believe we have the types and amounts of insurance coverage that are sufficient for our business.

Employees

At December 31, 2015, we had 192 employees, with all but one being full time personnel. We had 104 people in manufacturing, 38 in engineering (including research and development and efforts related to product improvement) 9 in field service, 9 in sales and marketing and 32 in general management, maintenance and administration.

Item 1A.     Risk Factors

In addition to the other information set forth in this Annual Report on Form 10-K stockholders should carefully consider the risk factors described below. The risks set forth below may not be the only risk factors relating to the company. Any of these factors, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow and stock price.

If demand declines for chemical vapor deposition, gas control and related equipment, or for carbon nanotube and nanowire deposition systems, our financial position and results of operations could be materially adversely affected.

Our products are utilized to develop and manufacture materials and coatings for industrial and research applications that are used in numerous markets including but not limited to aerospace, medical, solar, nano and advanced electronic components. A significant part of our growth strategy involves continued expansion of the sales of our products for industrial as well as research and development purposes by companies, universities and government-funded research laboratories. The availability of funds for these purposes may be subject to budgetary and political restrictions, as well as cost-cutting measures by manufacturers in the markets in which we operate.

If the availability of funds or the demand for capital equipment in the markets in which we operate declines, the demand for our products would also decline and our financial position and results of operations could be harmed.

The conditions of the markets in which we operate are volatile. The demand for our products and the profitability of our products can change significantly from period to period as a result of numerous factors.

The industries in which we operate are characterized by ongoing changes, including:

●	the availability of funds for research and development;
●	global and regional economic conditions;
●	governmental budgetary and political constraints
●	changes in the capacity utilization and production volume for research and industrial applications in the markets in which we operate
●	the profitability and capital resources of manufacturers in the markets in which we operate
●	changes in technology

For these and other reasons, our results of operations for past periods may not necessarily be indicative of future operating results.

Volatile and cyclical demand for our products may make it difficult for us to accurately budget our expense levels, which are based in part on our projections of future revenues.

Demand for our equipment and related consumable products may be volatile as a result of sudden changes in supply and demand, and other factors in the manufacturing process. Our orders tend to be more volatile than our revenue, as any change in demand is reflected immediately in orders booked, which are net of cancellations, while revenue, tends to be recognized over multiple quarters as a result of procurement and production lead times, and the deferral of certain revenue under our revenue recognition policies. The fiscal period in which we are able to recognize revenue is also at times subject to the length of time that our customers require to evaluate the performance of our equipment. This could cause our quarterly operating results to fluctuate.

When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary in for us to remain competitive and financially sound. During a down cycle, we must be able to make timely adjustments to our cost and expense structure to correspond to the prevailing market conditions. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and the number of our personnel to meet customer demand, which may require additional liquidity. We can provide no assurance, that these objectives can be met in a timely manner in response to changes within the industry cycles in which we operate. If we fail to respond to these cyclical change, our business could be seriously harmed.

We do not have long-term volume production contracts with our customers, and we do not control the timing or volume of orders placed by our customers. Whether and to what extent our customers place orders for any specific products, and the mix and quantities of products included in those orders are factors beyond our control. Insufficient orders would result in under-utilization of our manufacturing facilities and infrastructure, and will negatively affect our financial position and results of operations.

We face significant competition and we are relatively small in size and have fewer resources in comparison with many of our competitors.

We face significant competition throughout the world, which may increase as certain markets in which we operate continue to evolve. Some of our competitors have greater financial, engineering, manufacturing and marketing resources than us to develop new products and to support customers worldwide. Our future performance depends, in part, upon our ability to continue to compete successfully worldwide. Some of our competitors are diversified companies that have substantially greater financial resources and more extensive research, engineering, manufacturing, marketing and customer service and support capabilities than we can provide. We face competition from companies whose strategy is to provide a broad array of products, some of which compete with the products and services that we offer, as well as companies, universities and research laboratories that have the capacity to design and build their own equipment internally. These competitors may bundle their products and services in a manner that may discourage customers from purchasing our products. In addition, we face competition from smaller emerging processing equipment companies, whose strategy is to provide a portion of the products and services that we offer at often lower prices than ours, using innovative technology to sell products into specialized markets. Loss of competitive position could impair our prices, customer orders, revenue, gross margin and market share, any of which would negatively affect our financial position and results of operations. Our failure to compete successfully with these other companies would seriously harm our business. There is a risk that larger, better financed competitors will develop and market more advanced products than those we currently offer, or that competitors with greater financial resources may decrease prices, thereby putting us under financial pressure.

We face risks associated with selling our products to a highly concentrated customer base.

In fiscal 2015, approximately 63.3% of our net sales was accounted for by 2 customers. We expect that contracts or orders from a relatively limited number of customers will continue to account for a substantial portion of our business. The mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If any of our significant customers do not place orders, or they substantially reduce, delay or cancel orders, we may not be able to replace the business in a timely manner or at all, which could have a material adverse effect on our results of operations and financial condition. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us.

The health and environmental effects of nanotechnology are unknown, and this uncertainty could adversely affect the expansion of our business.

The health and environmental effects of nanotechnology are unknown. There is no scientific agreement on the health effects of nanomaterials in general and carbon nanotubes, in particular, but some scientists believe that in some cases, nanomaterials may be hazardous to an individual’s health or to the environment. The science of nanotechnology is based on arranging atoms in such a way as to modify or build materials not made in nature; therefore, the effects are unknown. Future research into the effects of nanomaterials in general, and carbon nanotubes in particular, on health and environmental issues, may have an adverse effect on products incorporating nanotechnology. Since part of our growth strategy is based on sales of research equipment for the production of carbon nanotubes and the sale of such materials, the determination that these materials are harmful could adversely affect the expansion of our business.

We may experience increasing price pressure.

Our historical business strategy for many of our products has focused on product performance and customer service rather than on price. As a result of budgetary constraints, many of our customers are extremely price sensitive when purchasing of capital equipment. If we are unable to obtain prices that allow us to continue to compete on the basis of product performance and customer service, our profit margins will be reduced.

We may not be able to keep pace with the rapid change in the technology we use in our products.

We believe that our continued success in the markets in which we operate depends, in part, on our ability to continually improve existing technologies and to develop and manufacture new products and product enhancements on a timely and cost-effective basis. We must be able to introduce these products and product enhancements into the market in a timely manner, in response to customer’s demands for higher-performance research and assembly equipment, customized to address rapid technological advances in capital equipment designs.

Technological innovations are inherently complex, and require long development cycles and appropriate professional staffing. Our future business success depends on our ability to develop and introduce new products, or new uses for existing products, that successfully address changing customer needs. Our success also depends on our ability to achieve market acceptance of our new products. In order to maintain our success in the marketplace, we may have to substantially increase our expenditures on research and development. If we do not develop and introduce new products, technologies or uses for existing products in a timely manner and continually find ways to reduce the cost of developing and producing them in response to changing market conditions or customer requirements, our business could be seriously harmed.

Manufacturing interruptions or delays could affect our ability to meet customer demand and lead to higher costs, while the failure to estimate customer demand accurately could result in excess or obsolete inventory.

Our business depends on timely supply of equipment, services and related products that meet the rapidly changing technical and volume requirements of our customers. Some key parts to our products are subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers. Cyclical industry conditions and the volatility of demand for manufacturing equipment increase capital, technical, operational and other risks for us and for companies throughout our supply chain. Further, these conditions may cause some suppliers to scale back operations, exit businesses, merge with other companies, or file for bankruptcy protection and possibly cease operations. We may also experience significant interruptions of our manufacturing operations, delays in our ability to deliver products or services, increased costs or customer order cancellations as a result of:

•	the failure or inability of suppliers to timely deliver sufficient quantities of quality parts on a cost-effective basis;

•	volatility in the availability and cost of materials, including rare earth elements;

•	difficulties or delays in obtaining required import or export approvals;

•	information technology or infrastructure failures; and

•	natural disasters or other events beyond our control (such as earthquakes, floods or storms, regional economic downturns, pandemics, social unrest, political instability, terrorism, or acts of war), particularly where it conducts manufacturing.

If a supplier fails to meet our requirements concerning quality, cost, socially-responsible business practices, or other performance factors, we may transfer our business to alternative sources, which could entail manufacturing delays, additional costs, or other difficulties. In addition, if we need to rapidly increase our business and manufacturing capacity to meet increases in demand or expedited shipment schedules, this may exacerbate any interruptions in our manufacturing operations and supply chain and the associated effect on our working capital.

If any of our customers cancel or fail to accept a large system order, our financial position and results of operations could be materially and adversely affected.

Our backlog, largely consists of orders for customized systems including our chemical vapor deposition equipment and annealing and diffusion furnaces which are built to client specifications. These customized systems can have prices that range from $1.0 million to several million dollars, depending on the configuration, specific options included and any special requirements of the customer.  Because our orders are subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor does our backlog provide any assurance of achievement of revenues or that we will realize a profit from completing these orders.  Since revenues on long-term contracts are recognized by the percentage-of-completion method, if a contract is canceled, we may have to reverse revenue at such time. Our financial position and results of operations could be materially and adversely affected should any large system order be cancelled prior to shipment, or not be accepted by the customer due to alleged non-conformity with product specifications or otherwise. Likewise, a significant change in the liquidity or financial position of any of our customers that purchase large systems, could have a material impact on the collectability of our accounts receivable and our future operating results.  Our backlog does not provide any assurance that we will realize a profit from those orders, or indicate in which period revenue will be recognized.

Our success is highly dependent on the technical, sales, marketing and managerial contributions of key individuals, including Leonard A. Rosenbaum, Chairman of the Board of Directors, Chief Executive Officer and President, and we may be unable to retain these individuals or recruit others.

We depend on our senior executives, including Leonard A. Rosenbaum, our Chairman of the Board of Directors, Chief Executive Officer and President, and certain key managers as well as, engineering, research and development, sales, marketing and manufacturing personnel, who are critical to our business. We do not have long-term employment agreements with our key employees except for one with Martin J. Teitelbaum, our General Counsel, which expires in May, 2016. We presently have two separate key person life insurance policies on the life of Leonard A. Rosenbaum, for a total insured amount of $7 million, which may not be sufficient to cover our loss of Mr. Rosenbaum’s services. Furthermore, larger competitors may be able to offer more generous compensation packages to our executives and key employees, and therefore we risk losing key personnel to those competitors. If we were to lose the services of any of our key personnel, our engineering, product development, manufacturing and sales efforts could be slowed. We may also incur increased operating expenses, and be required to divert the attention of our senior executives to search for their replacements. The integration of any new personnel could disrupt our ongoing operations.

We may not be able to hire or retain the number of qualified personnel, particularly engineering personnel, required for our business, which would harm the development and sales of our products and limit our ability to grow.

Competition in our industry for senior management, technical, sales, marketing and other key personnel is intense. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to a lack of capacity to develop and market our products.

In particular, we have, from time to time, experienced difficulty in hiring and retaining skilled engineers with appropriate qualifications to support our growth strategy. Our success depends on our ability to identify, hire, train and retain qualified engineering personnel with experience in equipment design. Specifically, we need to continue to attract and retain mechanical, electrical, software and field service engineers to work with our direct sales force to technically qualify and perform on new sales opportunities and orders, and to demonstrate our products.

The substantial lead-time required for ordering parts and materials may lead to inventory problems.

The lead-time for ordering parts and materials for some of our products can be several months. As a result, we must order some components based on forecasted demand. If demand for our products lags significantly behind our forecasts, we may order more components than we require, which would result in cash flow problems as well as excess or obsolete inventory.

Acquisitions can result in an increase in our operating costs, divert management’s attention away from other operational matters and expose us to other associated risks.

We continually evaluate potential acquisitions of businesses and technologies, and we consider targeted acquisitions that expand our core competencies to be an important part of our future growth strategy.  In the past, we have made acquisitions of other businesses with synergistic products, services and technologies, and plan to continue to do so in the future.  Acquisitions involve numerous risks, which include but are not limited to:

●	difficulties and increased costs in connection with the integration of the personnel, operations, technologies and products of the acquired companies into our existing facilities and operations;

●	diversion of management’s attention from other operational matters;

●	failure to commercialize the acquired technology;

●	the potential loss of key employees of the acquired companies;

●	lack of synergy, or inability to realize expected synergies, resulting from the acquisition;

●	the risk that the issuance of our common stock, if any, in an acquisition or merger could be dilutive to our shareholders;

●	the inability to obtain and protect intellectual property rights in key technologies; and

●	the acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired assets.

Our financial position and results of operations may be materially harmed if we are unable to recoup our investment in research and development.

The rapid change in technology in our industry requires that we continue to make substantial investments in research and development and selective acquisitions of technologies and products, in order to enhance the performance and functionality of our product line, to keep pace with competitive products and to satisfy customer demands for improved performance, features and functionality.  These efforts include those related to the development of technology for the commercialization of carbon nanotubes. There can be no assurance that revenue from future products or enhancements will be sufficient to recover the development costs associated with such products, enhancements or acquisitions, or that we will be able to secure the financial resources necessary to fund future research and development or acquisitions.  Research and development costs are typically incurred before we confirm the technical feasibility and commercial viability of a product, and not all development activities result in commercially viable products.  In addition, we cannot ensure that products or enhancements will receive market acceptance, or that we will be able to sell these products at prices that are favorable to us.  Our business could be seriously harmed if we are unable to sell our products at favorable prices, or if our products are not accepted by the markets in which we operate.

We have made investments in our proprietary technologies. If third parties violate our proprietary rights, or accuse us of infringing upon their proprietary rights, such events could result in a loss of value of some of our intellectual property or costly litigation.

Our success is dependent in part on our technologies and our other proprietary rights.  We believe that while patents can be useful and may be utilized by us in the future, they are not always necessary or feasible to protect our intellectual property. The process of seeking patent protection is lengthy and expensive, and we cannot be certain that applications will actually result in issued patents or that issued patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage to us.  In addition to patent protection, we have also historically protected our proprietary information and intellectual property such as design specifications, blueprints, technical processes and employee know-how, by limiting access to this confidential information and trade secrets and through the use of non-disclosure agreements. Other companies and individuals, including our larger competitors, may develop technologies that are similar or superior to our technology, or design around the intellectual property that we own or license.  Our failure to adequately protect our intellectual property, could result in the reduction or extinguishment of our rights to such intellectual property. We also assert rights to certain trademarks relating to certain of our products and product lines. We have not filed trademark applications to protect such marks with any governmental agency, including, but not limited to the U.S. Patent and Trademark Office. We claim copyright protection for certain proprietary software and documentation, but we have not filed any copyright applications with the U.S. Copyright Office in connection with those works.  As a result, we can give no assurance that our trademarks and copyrights will be upheld or successfully deter infringement by third parties.

While patent, copyright and trademark protection for our intellectual property may be important, we believe our future success in highly dynamic markets is most dependent upon the technical competence and creative skills of our personnel.  We attempt to protect our trade secrets and other proprietary information through confidentiality agreements with our customers, suppliers, employees and consultants, and through other internal security measures.  However, these employees, consultants and third parties may breach these agreements, and we may not have adequate remedies for wrongdoing.  In addition, the laws of certain territories in which we sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States.

Occasionally, we may receive communications from other parties asserting the existence of patent rights or other intellectual property rights that they believe cover certain of our products, processes, technologies or information.  If such cases arise, we will evaluate our position and consider the available alternatives, which may include seeking licenses to use the technology in question on commercially reasonable terms, or defending our position.  Nevertheless, we cannot ensure that we will be able to obtain licenses, or, if we are able to obtain licenses, that related terms will be acceptable, or that litigation or other administrative proceedings will not occur.  Defending our intellectual property rights through litigation could be very costly.  If we are not able to negotiate the necessary licenses on commercially reasonable terms or successfully defend our position, our financial position and results of operations could be materially and adversely affected.

Our reputation and operating performance may be negatively affected if our products are not timely delivered.

We provide complex products that often require substantial lead-time for design, ordering parts and materials, and for assembly and installation. The time required to design, order parts and materials and to manufacture, assemble and install our products, may in turn lead to delays or shortages in the availability of some products. If a product is delayed or is the subject of shortage because of problems with our ability to design, manufacture or assemble the product on a timely basis, or if a product or software otherwise fails to meet performance criteria, we may lose revenue opportunities entirely, or experience delays in revenue recognition associated with a product or service. In addition, we may incur higher operating expenses during the period required to correct the problem.

Our lengthy and variable sales cycle may make it difficult to predict our financial results.

The marketing, sale and manufacture of our products, often requires a lengthy sales cycle ranging from several months to over one year before we can complete production and delivery. The lengthy sales cycle makes forecasting the volume and timing of sales difficult, and raises additional risks that customers may cancel or decide not to enter into contracts. The length of the sales cycle depends on the size and complexity of the project, the customer’s in-depth evaluation of our products, and, in some cases, the protracted nature of a bidding process. Because a significant portion of our operating expenses are fixed, we may incur substantial expense before we earn associated revenue. If customer cancellations occur, they could result in the loss of anticipated sales without allowing us sufficient time to reduce our operating expenses.

We anticipate continued growth in our revenues and operations during the next few years. If we fail to manage our growth effectively, we may experience difficulty in filling customer orders, declining product quality, increased costs or other operating challenges.

We anticipate that continued growth of our operations will be required to satisfy our projected increase in demand for our products and to avail ourselves of new market opportunities. The expanding scope of our business and the growth in the number of our employees, customers and products have placed and will continue to place a significant strain on our management, information technology systems, manufacturing facilities and other resources. To properly manage our growth, we may need to hire additional employees, upgrade our existing financial and reporting systems and improve our business processes and controls. We may also be required to expand our manufacturing facilities or add new manufacturing facilities. Failure to effectively manage our growth could make it difficult to manufacture our products and fill orders, as well as lead to declines in product quality or increased costs; any of these would adversely impact our business and results of operations.

Historically, we have only manufactured in unit or small batch quantities. If we receive orders for a large number of our systems, we may not have the internal manufacturing capacity to fill these orders on a timely basis, if at all, and may be forced to subcontract or outsource some of the fabrication of these systems to third parties. We cannot assure you that we will be able to successfully subcontract or outsource the fabrication of our systems at a reasonable cost to us, or that such third parties will adhere to our quality control standards.

Our business might be adversely affected by our dependence on foreign business.

During the year ended December 31, 2015, 9.0% of our revenues came from foreign exports as compared with 20.2% for the year ended December 31, 2014.

Because a significant amount of our revenues are derived from international customers, our operating results could be negatively affected by a decline in the economies of any of the countries or regions in which we do business.  Each region in the global semiconductor and electronics equipment market exhibits unique characteristics, which can cause capital equipment investment patterns to vary significantly from period to period.  Periodic local or international economic downturns, trade balance issues and political instability, as well as fluctuations in interest and currency exchange rates, could negatively affect our business and results of operations.

All of our sales to date have been priced in U.S. dollars. While our business has not been materially affected in the past by currency fluctuations, there is a risk that it may be materially adversely affected in the future.  Such risks include possible losses due to both currency exchange rate fluctuations and from possible social and political instability.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. We have agreements with third parties and make sales in countries known to experience corruption, extortion, bribery, pay-offs, theft and other fraudulent practices. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

If our critical suppliers fail to deliver sufficient quantities of quality materials and components in a timely and cost-effective manner, it could negatively affect our business.

We do not manufacture many components used in the production of our products, and consequently, we use numerous unrelated suppliers of materials and components.  We generally do not have guaranteed supply arrangements with our suppliers.  Because of the variability and uniqueness of our customer’s orders, we try to avoid maintaining an extensive inventory of materials and components for manufacturing. While we are not dependent on any principal or major supplier for most of our material and component needs, switching over to an alternative supplier may take significant amounts of time and added expense, which could result in a disruption of our operations and adversely affect our business.

It is not always practical or even possible to ensure that component parts are available from multiple suppliers; accordingly, we procure some key parts from a single supplier or a limited group of suppliers.  At certain times, increases in demand for capital equipment can result in longer lead-times for many important system components, which may cause delays in meeting shipments to our customers.  The delay in the shipment of even a few systems could cause significant variations in our quarterly revenue, operating results and the market value of our common stock.

We cannot assure you that our financial position and results of operations will not be materially and adversely affected if, in the future, we do not receive in a timely and cost-effective manner a sufficient quantity of quality component parts and materials to meet our production requirements.

We might require additional financing to expand our operations.

We may require additional financing to further implement our growth plans.  We cannot assure you any additional financing will be available if and when required, or, even if available, that it would not materially dilute the ownership percentage of the then existing shareholders.

Cost of compliance with Section 404 of the Sarbanes-Oxley Act could adversely affect future operating results, the trading price of our common stock and failure to comply could result in loss of our stock market listing, civil penalties and other liabilities.

Section 404 of the Sarbanes-Oxley Act requires management to certify that it has tested and found the company’s internal controls to be effective.  It also requires, for accelerated filers, that a company’s independent auditors attest that such management representations are reasonably founded.  The adequacy of internal controls generally takes into consideration that the anticipated benefits of a control should outweigh the cost of that control.  Auditing standards related to the internal control requirements of Section 404 of the Sarbanes Oxley Act will significantly increase the cost and time needed to comply with the requirements of Section 404.  Complying with these requirements is very complex, costly and time consuming and, if we are required to comply under the existing regulations, will have a material impact on our operating results.  Failure to comply could result in civil penalties, loss of our listing on NASDAQ, and the imposition of possible litigation.

Changes in accounting pronouncements or taxation rules or practices may adversely affect our financial results.

Changes in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results. New accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practices have occurred and may occur in the future. New rules, changes to existing rules, or the questioning of our current or past practices may adversely affect our reported financial results.

Our income taxes can change.

We are subject to income tax on a jurisdictional or legal entity basis and significant judgment is required in certain instances to allocate our taxable income to a jurisdiction and to determine the related income tax expense and benefits. Losses in one jurisdiction generally may not be used to offset profits in other jurisdictions. As a result, changes in the mix of our earnings (or losses) between jurisdictions, among other factors, could alter our overall effective income tax rate, possibly resulting in significant tax rate increases.

We may be required to take additional impairment charges on assets.

We are required to assess goodwill and indefinite-lived intangible assets annually for impairment, or on an interim basis, whenever certain events occur or circumstances change, such as an adverse change in business climate or a decline in the overall industry, that would more likely than not reduce the fair value below its carrying amount. We are also required to test our long-lived assets, including acquired intangible assets and property, plant and equipment, for recoverability and impairment whenever there are indicators or impairment, such as an adverse change in business climate.

As part of our long-term strategy, we may pursue future acquisitions of other companies or assets which could potentially increase our assets. Adverse changes in business conditions could materially impact our estimates of future operations and result in impairment charges to these assets. If our assets were impaired, our financial condition and results of operations could be materially and adversely affected.

The price of our common shares is volatile and could decline significantly.

The stock market in general and the market for technology stocks in particular has experienced volatility. If those industry-based market fluctuations continue, the trading price of our common shares could decline significantly independent of the overall market, and shareholders could lose all or a substantial part of their investment. The market price of our common shares could fluctuate significantly in response to several factors, including, among others:

●

difficult macroeconomic conditions, unfavorable geopolitical events, and general stock market uncertainties, such as those occasioned by a global liquidity crises and a failure of large financial institutions;

●	receipt of large orders or cancellations of orders for our products;

●	issues associated with the performance and reliability of our products;

●	actual or anticipated variations in our results of operations;

●	announcements of financial developments or technological innovations;

●	changes in recommendations and/or financial estimates by investment research analysis;

●	strategic transactions, such as acquisitions, divestitures, or spin-offs; and

●	the occurrence of major catastrophic events

Significant price and value fluctuations have occurred with respect to our publicly traded securities and technology companies generally. The price of our common shares is likely to be volatile in the future. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. If similar litigation were pursued against us, it could result in substantial costs and a diversion of management’s attention and resources, which could materially and adversely affect our financial condition, results of operations, and liquidity.

We face the risk of product liability claims.

The manufacture and sale of our products, which in operation may involve the use of toxic materials and extreme temperatures, involve the risk of product liability claims. For example, our rapid thermal processing systems are used to heat semiconductor materials to temperatures in excess of 1000º Celsius. In addition, a failure of one of our products at a customer site could interrupt the business operations of our customer. Our existing insurance coverage limits may not be adequate to protect us from all liabilities that we might incur in connection with the manufacture and sale of our products if a successful product liability claim or series of product liability claims were brought against us.

We are subject to environmental regulations, and our inability or failure to comply with these regulations could adversely affect our business.

We are subject to environmental regulations in connection with our business operations, including regulations related to the development and manufacture of our products and our customers’ use of our products. Our failure or inability to comply with existing or future environmental regulations could result in significant remediation liabilities, the imposition of fines or the suspension or termination of development, manufacturing or use of certain of our products, or affect the operation of our facilities, use or value of our real property, each of which could damage our financial position and results of operations.

If we are subject to cyber-attacks we could incur substantial costs and, if such attacks are successful, we could incur significant liabilities, reputational harm, and disruption to our operations.

We manage, store and transmit proprietary information and sensitive data relating to our operations. We may be subject to breaches of the information technology systems we use for these purposes. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate and/or compromise our confidential information (and or third party confidential information), create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or our products, or that otherwise exploit any security vulnerabilities.

The costs to address the foregoing security problems and security vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential customers, impeding our sales, manufacturing, distribution, or other critical functions. In addition, breaches of our security measures and the unapproved dissemination of proprietary information or sensitive data about us, our customer, or other third parties, could expose us, our customers, or other third parties to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation, or otherwise harm our business.

Regulations related to conflict minerals will force us to incur additional expenses, may make our supply chains more complex, and may result in damage to our relationships with customers.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted requirements for companies that manufacture products that contain certain minerals and metals known as conflict minerals. These rules require public companies to perform diligence and to report annually to the SEC whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of minerals we use in the manufacture of our products. In addition, we have incurred and will continue to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Given the complexity of our supply chain, we may not be able to ascertain the origins of these minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as conflict mineral free, which could harm our relationships with these customers and lead to a loss of revenue. These requirements could limit the pool of suppliers that can provide conflict-free minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

Item 1B.       Unresolved Staff Comments

None.

Item 2.          Description of Property.

Owned Locations	Size (sf)	Division	Mortgaged/Loan	Principal use
Central Islip, NY	130,000	CVD/First Nano	Yes	Corporate: R&D; Mfg.

Saugerties, NY	22,000	SDC	Yes	Admin; Mfg.

Item 3.          Legal Proceedings.

None

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

	High	Low
Year Ended December 31, 2015:
1st Quarter	$16.48	$13.05
2nd Quarter	13.62	10.52
3rd Quarter	12.94	9.80
4th Quarter	13.18	9.70

	High	Low
Year Ended December 31, 2014:
1st Quarter	$17.05	$12.77
2nd Quarter	14.85	11.31
3rd Quarter	14.99	11.76
4th Quarter	15.10	10.26

As of March 4, 2016 there were approximately 82 holders of record and approximately 1,226 beneficial owners of our common stock, and the closing sales price of our common stock as reported on the NASDAQ Capital Market was $8.26.

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

Equity Compensation Plan Information Table

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance
Plan Category

Equity compensation plans approved by security holders	259,730	$7.71	442,096

Equity compensation plans not approved by security holders	--	N/A	--

Total	259,730	$7.71	442,096

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

We design and manufacture state-of-the-art equipment and process solutions used to develop and manufacture materials and coatings for research and industrial applications with the focus on enabling tomorrow’s technologiesTM. These coatings are used in numerous fields including but not limited to aerospace, medical, solar, nano and advanced electronic components. We offer a broad range of chemical vapor deposition, gas control and other equipment that is used by our customers to research, design and manufacture these materials or coatings for turbine blades, implants, semiconductors, solar cells, smart glass, carbon nanotubes, nanowires, LEDs, MEMS and other applications. Through our Application Laboratory, we provide process development support, startup assistance and focus on developing higher efficiency material manufacturing for a wide variety of growth markets. We look to accelerate the introduction of nano materials into a range of products and applications to help create a demand for our equipment or which we can market through our wholly owned subsidiary, CVD Materials Corporation. Our proprietary technology products are generally customized to meet the particular specifications of individual customers and to accelerate the commercialization of their proprietary intellectual property. We also offer standard products that are based on the expertise and know-how we have developed in designing and manufacturing our customized products.

Based on more than 33 years of experience, we use our engineering, manufacturing and process development to transform new applications into leading-edge manufacturing solutions. This enables university, research and industrial scientists at the cutting edge of technology to develop next generation chemical vapor deposited products for use in solar, nano materials, LEDs, semiconductors and other applications. We also develop and manufacture research and production equipment based on our proprietary designs. We have built a significant library of design expertise, know-how and innovative solutions to assist our customers in developing these intricate processes and to accelerate their commercialization of chemically deposited materials. This library of solutions, along with our vertically integrated manufacturing facilities, allows us to provide superior design, process and manufacturing solutions to our customers on a cost effective basis.

Results of Operations

Twelve Months Ended December 31, 2015 vs Twelve Months Ended December 31, 2014

	Twelve Months Ended December 31
	2015	2014	Change	% Change
(In thousands)
Bookings	$24,012	$45,065	$(21,053)	(47.0)
Ending Backlog	6,121	21,074	(14,953)	(71.0)

Revenue
CVD (net of eliminations)	$35,461	$23,812	$11,649	48.9
SDC (net of eliminations)	3,504	4,178	(674)	(16.1)
Total Revenue	38,965	27,990	10,975	39.2

Cost of Goods Sold	23,820	16,465	7,355	44.7

Gross Profit	15,145	11,525	3,620	31.4
Gross Margin	38.9%	41.00%		(2.1)

Research & Development	605	878	(273)	(31.1)
Selling and Shipments	1,208	1,282	(74)	(5.8)
General & Administrative	7,745	8,204	(459)	(5.6)
	9,558	10,364	(806)	(7.8)
Litigation settlement	995	4,925	(3,930)	(79.8)
Total Operating expenses	10,553	15,289	(4,736)	(31.0)

Operating income/(loss)	4,592	(3,764)	8,356	222.0

Other income/(expense)	(67)	55	(122)	(221.8)

Income/(loss) before taxes	4,525	(3,709)	8,234	222.0

Income tax expense/(benefit)	1,320	(1,236)	2,556

Net income/(loss)	3,205	(2,473)	5,678	229.6

Net income/(loss) per share
Basic	0.52	(0.41)
Diluted	0.51	(0.41)

Bookings/Backlog

We received $24.0 million in orders in 2015 compared to $45.1 million in 2014, a decrease of $21.1 million or 46.8%. This decrease in orders which corresponds with a reduced backlog is related to our focus on the execution of the single largest contract that our company has received in our history. Now that the installation is nearing completion, we are focused on the potential for follow-on business from our largest customer as well as new opportunities with new and other current customers. The CVD/First Nano division received orders totaling $20.6 million and the SDC division received orders totaling $3.4 million. The overall backlog as of December 31, 2015 was $6.1 million compared to the backlog at December 31, 2014 of $21.1 million. $6.0 million of the backlog is from the CVD/First Nano division and $0.1 million is from SDC. The December 31, 2015 backlog consists of $4.3 million or 65.6% from one customer as a result of multiple orders that are still in process.

Revenue

Our record revenue across all divisions of $39.0 million for the year ended December 31, 2015, exceeded our revenue of $28.0 million for the year ended December 31, 2014 by $11.0 million or 39.3%. Annual revenue from the CVD/First Nano division increased by $11.7 million or 49.2% to $35.5 million which represented 91.0% of our total revenue during the year ended December 31, 2015 compared to $23.8 million or 85.0% of our total revenue for the prior fiscal year. This increase is directly attributable to the work performed on the orders secured from customers in the aerospace and medical industries.

Annual revenue for the SDC division decreased to $3.5 million in 2015 compared to $4.2 million in revenue in 2014. This decrease was a result of utilizing the production efforts of the SDC division to assist the CVD/First Nano division. The SDC division represented 9.0% and 15.0% of our total revenue during the years ended December 31, 2015 and December 31, 2014 respectively.

Gross Profit

Gross profit for the year ended December 31, 2015 amounted to $15.1 million, with a gross profit margin of 38.9%, compared to a gross profit of $11.5 million and a gross profit margin of 41.2% for the year ended December 31, 2014. The CVD/First Nano division generated a gross profit margin of 36.5% for the year ended December 31, 2015, compared to a gross profit margin of 38.8% for the year ended December 31, 2014. The decrease in gross profit margin is the result of a large order we are currently executing which has a lower gross profit margin than our average orders.

Research and Development, Selling, General and Administrative Expenses

Due to the technical development required on our custom orders, our research and development team and their expenses are charged to costs of goods sold when they are working directly on a customer project. When they are not working on a customer project they work in our Application laboratory and their costs are charged to research and development. In 2015 we incurred $0.6 million of internal research and development costs compared to $0.9 million of internal research and product development expenses incurred in 2014. This decrease can be attributed to having utilized most of our laboratory and engineering staff to work on customer orders.

Selling and shipping expenses were $1.2 million or 3.1% of the revenue for the year ended December 31, 2015 compared to $1.3 million or 4.6% for the year ended December 31, 2014, a decrease of 5.8%. The decrease was primarily attributable to a decrease in earned commissions during 2015.

General and administrative expenses for the year ended December 31, 2015 were $7.7 million compared to $8.2 million during the year ended December 31, 2014, a decrease of $0.5 million or 5.6%. In 2015, we incurred $0.6 million in legal fees related to settled litigation, while we incurred $1.8 million in legal fees in 2014 related to previously settled litigation. We expect our legal fees to decline.

Effective January 29, 2015, the Company entered into a Settlement Agreement with Taiwan Glass International Corporation ("Taiwan Glass") and Capital One, National Association ("Capital One") regarding the previously disclosed action in the United States District Court for the Southern District of New York.  Pursuant to the terms of the Settlement Agreement, the Company paid Taiwan Glass the sum of $4,925,000, (inclusive of interest) and all claims and counterclaims asserted in the Action were settled and dismissed with prejudice.

On September 4, 2015, the Company entered into a Settlement Agreement and Mutual General Release with Development Specialists, Inc., solely in its capacity as Assignee for the benefit of creditors of CM Manufacturing, Inc. f/k/a/ Stion Corporation ("DSI") regarding both the Arbitration proceeding which had been previously filed against it by DSI and the companion Delaware Court of Chancery Court action which had been filed by CVD.  Pursuant to the Settlement Agreement, CVD paid the sum of $995,000 to DSI, and each party released all claims of any nature which it had against the other. The parties also executed and filed stipulations of dismissal with prejudice, of both the Arbitration and the Chancery Action.

Operating Loss/Income

As a result of the 39.2% increase in revenues and the reduction in litigation costs, our operating income for the year ended December 31, 2015 was $4.5 million compared to an operating loss of $3.7 million for the year ended December 31, 2014. The total costs incurred in the twelve months ended December 31, 2015, as a result of litigation and settlement was $1.5 million compared to total costs incurred in the twelve months ended December 31, 2014, of $6.7 million.

Interest Expense

We incurred $92,000 of interest expense in the year ended December 31, 2015, or 15.6% less than the $109,000 incurred in the year ended December 31, 2014.

Other Expense/Income

We incurred $7,000 of other expenses in 2015 compared to other income of $131,000 in 2014 which was primarily attributable to income tax refunds received from prior year’s overpayments and the sale of certain fixed assets.

Income Tax Provision

For the twelve months ended December 31, 2014, we recorded income tax expense of $1.3 million. This is primarily the result of applying federal, state and local income tax rates less research and development and other tax credits on pre-tax income of $4.5 million as compared to an income tax benefit of $1.2 million for the twelve months ended December 31, 2014.

Net Income

As a result of the foregoing factors, for the year ended December 31, 2015, we attained net income of $3.2 million or $0.51 per diluted share as compared to a net loss of $2.5 or $(0.40) per diluted share for the same period in 2014.

Inflation

Inflation has not materially impacted our operations.

Liquidity and Capital Resources

As of December 31, 2015, we had aggregate working capital of $19.9 million compared to aggregate working capital of $16.6 million at December 31, 2014 and had available cash and cash equivalents of $13.1 million, compared to $12.0 million, in cash and cash equivalents at December 31, 2014. The increase in working capital of $3.3 million is primarily attributable to a reduction in the accrued litigation settlement of $4.9 million and other current liabilities of $1.9 million offset by a reduction of current assets of $2.8 million. Net cash increased by $1.1 million as a result of cash provided by operating activities of $1.9 million which was due to net income of $3.2 million plus adjustments for non-cash items of $3.2 million, offset by a decline in cash flow from operating activities from to changes in operating assets and liabilities of $4.5 million. Net cash used in investing and financing activities was $0.8 million.

Accounts receivable, net of allowance for doubtful accounts, decreased by $3.4 million or 52.3% at December 31, 2015 to $3.1 million compared to $6.5 million at December 31, 2014. This decrease is principally due to the reduction in orders and the timing of shipments and customer payments.

Inventories as of December 31, 2015 were approximately $3.0 million representing a decrease of approximately $1.8 million or 37.5% compared to the balance of approximately $4.8 million as of December 31, 2014. Based on our lower order levels at December 31, 2015, we have purposely reduced our inventory.

On September 3, 2015, we extended our existing revolving credit facility with HSBC Bank, USA, N.A., (“HSBC”) which was due to expire, until September 1, 2018 under the same terms. The original loan agreement consisted of a $7 million revolving credit facility and a five (5) year term loan in the initial principal amount of $2.1 million. The balances on the term loan as of December 31, 2015 and December 31, 2014 were approximately $0.7 million and $0.3 million respectively. Interest on the unpaid principal balance for the term loan, which was used to pay off the previous mortgages, accrues at a fixed rate of 3.045%. There were no borrowings outstanding on the $7 million revolving credit facility as of both December 31, 2015 and December 31, 2014. The revolving credit facility permits us to borrow on a revolving basis until September 1, 2018. Interest on the unpaid principal balance on this facility accrues at either (i) the London Interbank offered Rate (“LIBOR”) plus 1.75% or (ii) the bank’s prime rate minus 0.50%. The credit agreement also contains certain financial covenants, all of which we were in compliance with at December 31, 2015.

Pursuant to the terms of an Accommodation Agreement, we entered a loan agreement (the “Loan”) with HSBC in the amount of $6.0 million, the proceeds of which were used to finance a portion of the purchase price of our headquarters. The Loan is secured by a mortgage against our Central Islip facility. The loan is payable in 120 consecutive equal monthly installments of principal of $25,000 plus interest thereon and a final balloon payment of $3.0 million. Interest accrues on the Loan, at our option, at the variable rate of (a) 1.75% above LIBOR, which we chose or (b) a rate equal to 0.5% below HSBC’s prime rate. The Loan matures on March 15, 2022.

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

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant estimates include accounting for certain items such as revenues on long-term contracts recognized on the percentage-of-completion method; valuation of inventories at the lower of cost or market; allowance for doubtful accounts receivable; recognition of stock-based compensation; estimated lives and recoverable value of our long-lived assets; costs associated with product warranties; and certain components of the current and deferred income tax provisions which ae based on estimates of future taxable events.

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

Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets.” If the asset is determined to be impaired, the impairment loss is measured on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value. We had no recorded long-lived asset impairment charges in the statement of operations during each of the years ended December 31, 2014 and 2014.

Off-Balance Sheet Arrangements

None.

Item 7A        Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.          Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by this item are included in this annual report beginning on page F-1.

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.       Controls and Procedures.

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2015, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013)”. Management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on the criteria established by the COSO Internal Control Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets for the names, ages and positions with the Company of each of our directors and executive officers, as of March 13, 2016.

Name	Age	Position(s) with the Company
Leonard A. Rosenbaum	70	Chairman of the Board of Directors, Chief Executive Officer, President

Martin J. Teitelbaum	65	Director, General Counsel and Assistant Secretary
Conrad J. Gunther	69	Director, Chairperson-Audit Committee
Bruce T. Swan	83	Director, Chairperson-Nominating, Governance and Compliance Committee
Kelly S. Walters	45	Director, Chairperson-Finance Committee
Lawrence D. Firestone	58	Director, Chairperson-Compensation Committee
Glen R. Charles	62	Chief Financial Officer, Secretary
Steven Aragon	54	Chief Operating Officer
Karlheinz Strobl	56	Vice President of Business Development
William S. Linss	58	Vice President of Operations-CVD/First Nano Division
Kevin R. Collins	49	Vice President and General Manager-SDC Division

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

Code Of Ethics

We have adopted a Corporate Code of Conduct and Ethics that applies to our employees, senior management and Board of Directors, including the Chief Executive Officer and Chief Financial Officer. The Corporate Code of Conduct and Ethics is available on our website, http://www.cvdequipment.com, by clicking on “About Us” and then clicking on “Corporate Overview.”

Audit Committee

Our Board of Directors has an Audit Committee that consists of Conrad J. Gunther, Bruce T. Swan, Kelly S. Walters and Lawrence D. Firestone. During the fiscal year ended December 31, 2015, the Audit Committee held four meetings. Pursuant to the Audit Committee Charter, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and each such independent auditor shall report directly to the Committee. The Audit Committee also reviews with management and the independent auditors, our annual audited financial statements (including the disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the scope and results of annual audits and the audit and non-audit fees of the independent registered public accounting firm. Furthermore, the Audit Committee reviews the adequacy of our internal control procedures, the structure of our financial organization and the implementation of our financial and accounting policies. Messrs. Gunther, Swan, Walters and Firestone are “independent” under the requirements of the NASDAQ Stock Market.

The Board of Directors has determined that Conrad J. Gunther is an “audit committee financial expert” as that term is defined in the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors, officers and ten percent shareholders. To our knowledge, based solely on our review of (a) the copies of such reports and amendments thereto furnished to us and (b) written representations that no other reports were required, during our fiscal year ended December 31, 2015, all of the filings for our officers, directors and ten percent shareholders were made on a timely basis.

Item 11.     Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation of our chief executive officer and chief financial officer, and our “named executive officers,” for the years ended December 31, 2015 and 2014.

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Stock Awards ($) (1)	All Other Compensation	Total ($)

Leonard A. Rosenbaum President and Chief Executive Officer	2015 2014	302,742 302,742	- -	- -		- -	302,742 302,742

Glen R. Charles Secretary and Chief Financial Officer	2015 2014	163,942 163,942	- -	- -	- 166,383		163,942 330,325

Steven Aragon	2015	193,462			24,997		218,459
Chief Operating Officer	2014	30,288		225,904			256,192

Karlheinz Strobl	2015	185,096	-	30,500 (2)	-		215,596
Vice President of Business	2014	185,096	-	30,500 (2)	141,002		387,098
Development

Martin J. Teitelbaum	2015	261,968	-	-	48,040		310,008
General Counsel and Assistant Secretary	2014	247,633	-	-	47,600		295,233

(1)

Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown reflect the total remaining compensation on restricted stock and option awards granted, that have not previously been shown, as determined pursuant to ASC 718. The assumptions used to calculate the value of stock and option awards are set forth under Note 11 of the Notes to Consolidated Financial Statements. This column represents the grant date fair value of the awards as calculated in accordance with FASB ASC 718 (Stock Compensation). Pursuant to SEC rule changes effective February 28, 2010, we are required to reflect the total grant date fair values of the option grants in the year of grant, rather than the portion of this amount that was recognized for financial statement reporting purposes in a given fiscal year which was required under the prior SEC rules, resulting in a change to the amounts reported in prior Annual Reports, which was valued utilizing the grant date fair value in the year granted.

(2)

 The amount shown is attributable to non-qualified stock options to purchase 100,000 shares of the Company’s common stock granted to Mr. Strobl on October 10, 2007 that became exercisable as to 87.5% and 100.0% of the underlying shares on October 10, 2014 and October 10, 2015 respectively. These options were issued at a grant price equal to the then current market price of $4.62. These options expire on October 10, 2017.

Employment Agreements and Potential Payments Upon Termination or Change in Control

Effective February 18, 2011 (the “Effective Date”), we entered into an Employment Agreement with Martin J. Teitelbaum to employ Mr. Teitelbaum as our General Counsel (the “Employment Agreement”).

The Employment Agreement provides for a term of five (5) years, unless earlier terminated pursuant to the employment Agreement. The five year term commenced on May 16, 2011. Mr. Teitelbaum shall receive an initial annual base salary of $225,000 in the first year of employment, which shall be increased on the anniversary date of each year of the Effective Date by five (5%) percent over the prior year. As additional compensation, on the Effective Date, we issued Mr. Teitelbaum 20,000 shares of our restricted common stock pursuant to our 2007 Share Incentive Plan, which shall vest annually on each anniversary of the Effective Date, provided that Mr. Teitelbaum remains employed by us on such date, at the rate of 4,000 shares per year. In addition, Mr. Teitelbaum is entitled to receive the same benefits afforded other management level employees of the Company and may, from time to time, be awarded stock options and bonuses as the Board of Directors shall in its sole discretion determine.

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

Outstanding Equity Awards at December 31, 2015

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2015.

				OPTION AWARDS	STOCK AWARDS
Name	Number of Securities Underlying Options Exercisable (#)	Number of Securities Options Unexercisable (#)	Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not Vested (#)	Market Value of shares or units of stock that have not Vested ($)	Equity Incentive Plan Awards: Number of unearned shares or units that have not vested (#)	Equity Incentive Plan Awards: Market or payout value of unearned shares or units that have not vested ($)

Leonard A Rosenbaum	24,000	-	3.65	12/12/2017	-	-	-	-

Steven Aragon	100,000	100,000	11.17	Various(3)

Glen R. Charles	-	-	-	-	-	-	9,615(1)	96,919

Karlheinz Strobl	100,000	-	4.62	10/10/2017	-	-	8,413(2)	84,803

Martin J. Teitelbaum	-	-	-	12/12/2017	4,000	40,320	-	-
	5,310	-	4.25	1/15/2020	-	-	-	-
	1,400	-	7.90	1/15/2021	-	-	-	-

(1)	Restricted stock units vest as to 2,804 shares, 3,205 shares and 3,606 shares respectively each on November 15, 2016 through November 15, 2018.
(2)	Restricted stock units vest as to 2,404 shares; 2,804 shares and 3,205 shares respectively each on November 15, 2016 through November 15, 2018.
(3)	Options vest as to 20,000 shares on October 20 each year consecutively through 2019 and expire 10 years from date of issuance.

2015 Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2015.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Restricted Stock Awards (1)	Total
Conrad J. Gunther	19,000	-	25,200	44,200
Bruce T. Swan	16,000	-	25,200	41,200
Kelly S. Walters	16,000	-	25,200	41,200
Lawrence D. Firestone	16,000	-	25,200	41,200

(1)

Amounts shown do not necessarily reflect compensation actually received by the named director. Instead, the amounts shown are the compensation costs recognized by CVD in fiscal 2015 for awards as determined pursuant to ASC 718. The assumptions used to calculate the value of option awards are set forth under Note 12 of the Notes to Consolidated Financial Statements.

At a meeting of the Stock Option and Compensation Committee on November 19, 2008, a director compensation plan was adopted applicable to all nonemployee directors, providing for annual compensation in the sum of approximately forty thousand dollars ($40,000) to be payable to each director in a combination of cash, restricted stock grant and stock options. In 2011, the Committee amended the annual compensation of non-employee directors beginning in 2012 to include a combination of a cash and stock grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 15, 2016, information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent (5%) of our common stock, (b) each of our directors, (c) each of the named executive officers, and (d) all directors and executive officers and executive employees as a group. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of March 15, 2016.

Name and Address of Beneficial Owner(1)	Amounts and Nature of Beneficial Ownership (2)		Percent of Class (%)

Leonard A. Rosenbaum	821,870	(3)	13.3
Martin J. Teitelbaum	79,046	(4)	1.3
Conrad J. Gunther	56,188	(5)	*
Bruce T. Swan	16,710	(6)	*
Kelly S. Walters	7,000	(7)	*
Lawrence D. Firestone	3,800	(6)	*
Glen R. Charles	14,881	(8)	*
Steven Aragon	22,011	(12)
Karlheinz Strobl	114,829	(9)	1.9
William S. Linss	5,011	(10)	*
Kevin R. Collins	63,260	(11)	1.0
All directors and executive officers and executive employees as a group (eleven (11) persons)	1,204,606		19.4

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

(4)

Includes 2,000 shares held by Mr. Teitelbaum’s wife as to which beneficial ownership thereof is disclaimed by Mr. Teitelbaum, and options to purchase 6,710 shares of our common stock. Does not include 4,000 shares of unvested restricted common stock.

(5)	Includes options to purchase 18,110 shares of our common stock. Does not include 2,100 shares of unvested restricted common stock.

(6)	Does not include 2,100 shares of unvested restricted common stock.

(7)	Includes options to purchase 2,800 shares of our common stock. Does not include 2,100 shares of unvested restricted common stock.

(8)	Does not include 9,615 units of unvested restricted common stock.

(9)	Includes options to purchase 100,000 shares of our common stock. Does not include 8,413 units of unvested restricted common stock.

(10)	Does not include 16,827 units of unvested restricted common stock.

(11)	Does not include 9,615 units of unvested restricted common stock.

(12)	Does not include unvested options to purchase 80,000 shares of our common stock.

See Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities under the heading “Equity Compensation Plan Information” for information regarding our securities authorized for issuance under equity compensation plans.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons, promoters and certain control persons.

None.

Director Independence

The current members of our Board of Directors are Leonard A. Rosenbaum, Martin J. Teitelbaum, Conrad J. Gunther, Bruce T. Swan, Kelly S. Walters and Lawrence D. Firestone. Messrs. Gunther, Swan, Walters and Firestone have been determined to be “independent” as defined under Rule 4200 of the Nasdaq Stock Market.

Item 14.     Principal Accountant Fees and Services.

The following presents fees for professional audit services rendered by MSPC, Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”), for the audit of our financial statements for the years ended December 31, 2015 and December 31, 2014.

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit Fees	$132,000	$130,500
Audit-Related Fees (1)	10,000	10,000
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$142,000	$140,500

Audit-Related Fees

Audit-related fees consisted of the audit of the Company’s Defined Contribution Plan 401(k) for the years 2015 and 2014 by MSPC.

Tax Fees

Tax fees in 2015 consisted of the tax preparation of the 2015 tax returns by Baker, Tilley, Virchow Krause, LLP. The aggregate fees billed in 2015 were $19,500. The aggregate fees billed in 2014 were $22,600.

All Other Fees

We did not incur any other fees in 2015 or 2014.

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

10.19

Settlement agreement effective as of January 29, 2015 among CVD, Taiwan Glass International Corporation and Capital One, N.A. incorporated by reference from the Company’s Report on Form 10-Q filed with the Commission on May 15, 2015.

10.20	Amendment No. 3 and waiver to Credit Agreement dated September 4, 2015 incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2015.

10.21	Settlement Agreement and Mutual General Release dated September 4, 2015 incorporated by reference to the Company’s Current Report on on form 8-K filed with the Commission on September 10, 2015.

21.1	List of Subsidiaries.

23.1	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-1).

23.2	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-8).

23.3	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-8).

23.4	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-3).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

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

DATE:        March 30, 2016

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

NAME	POSITION	DATE

/s/ Leonard A Rosenbaum	President, Chief Executive Officer and Director	March 30, 2016
Leonard A. Rosenbaum	(Principal Executive Officer)

/s/ Martin J. Teitelbaum	Director, General Counsel and Assistant Secretary	March 30, 2016
Martin J. Teitelbaum

/s/ Conrad J. Gunther	Director	March 30, 2016
Conrad J. Gunther

/s/ Bruce T. Swan	Director	March 30, 2016
Bruce T. Swan

/s/ Kelly S. Walters	Director	March 30, 2016
Kelly S. Walters

/s/ Lawrence D. Firestone	Director	March 30, 2016
Lawrence D. Firestone

 CVD EQUIPMENT CORPORATION AND SUBSIDIARies

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

   CVD Equipment Corporation and Subsidiaries

   Central Islip, New York

We have audited the accompanying consolidated balance sheets of CVD Equipment Corporation and Subsidiaries as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the two-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CVD Equipment Corporation and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

New York, New York

March 30, 2016

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31,

	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$13,073,331	$11,966,863
Accounts receivable, net	3,091,251	6,463,050
Costs and estimated earnings in excess of billings on contracts in progress	4,635,018	2,498,662
Inventories, net	2,986,430	4,842,059
Restricted cash	200,000	200,000
Deferred income taxes	398,009	2,887,960
Other current assets	167,056	194,756
Total Current Assets	24,551,095	29,053,350

Property, plant and equipment, net	14,793,923	15,025,283
Construction in progress	33,306	389,276

Deferred income taxes	1,606,830	750,133
Restricted cash-long-term	---	200,000
Other assets	86,215	82,559

Intangible assets, net	60,335	55,871
Total Assets	$41,131,704	$45,556,472

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$308,004	$1,682,838
Accrued expenses	3,445,880	3,297,052
Current maturities of long-term debt	580,000	720,000
Billings in excess of costs and estimated earnings on contracts in progress	-	1,328,508
Deferred revenue	307,683	488,691
Accrued litigation settlement	-	4,925,000
Total Current Liabilities	4,641,567	12,442,089

Long-term debt, net of current portion	3,265,508	3,845,508
Total Liabilities	7,907,075	16,287,597

Commitments and Contingencies (Note 16)	-	-

Stockholders’ Equity:
Common stock - $0.01 par value – 10,000,000 shares authorized: issued and outstanding, 6,198,135 shares at December 31, 2015 and 6,162,027 shares at December 31, 2014	61,981	61,620
Additional paid-in capital	22,895,202	22,144,805
Retained earnings	10,267,446	7,062,450
Total Stockholders’ Equity	33,224,629	29,268,875

Total Liabilities and Stockholders’ Equity	$41,131,704	$45,556,472

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31,

	2015	2014

Revenue	$38,965,387	$27,990,463

Cost of revenue	23,819,864	16,465,084

Gross profit	15,145,523	11,525,379

Operating expenses
Research and development	605,264	877,788
Selling and shipping	1,208,174	1,282,101
General and administrative	7,745,092	8,204,514
Litigation settlement	995,000	4,925,000

Total operating expenses	10,553,530	15,289,403

Operating income/(loss)	4,591,993	(3,764,024)

Other income (expense):
Interest income	24,540	33,159
Interest expense	(92,101)	(109,418)
Other income/(expense)	759	130,813
Total other (expense)/income net	(66,802)	54,554

Income/(loss) before income tax expense	4,525,191	(3,709,470)
Income tax expense/(benefit)	1,320,195	(1,235,940)

Net income/(loss)	$3,204,996	$(2,473,530)

Basic income/(loss) per common share	$0.52	$(0.40)
Diluted income/(loss) per common share	$0.51	$(0.40)

Weighted average common shares
Outstanding-basic	6,175,254	6,129,831

Weighted average common shares
Outstanding-diluted	6,283,307	6,129,831

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance – January 1, 2014	6,091,707	$60,917	$21,527,375	$9,535,980	$31,124,272

Exercise of stock options	28,000	280	101,920		102,200

Stock-based compensation	42,320	423	515,510		515,933

Net (loss)				(2,473,530)	(2,473,530)

Balance – December 31, 2014	6,162,027	61,620	22,144,805	7,062,450	29,268,875

Exercise of stock options	---	---	---		---

Stock-based compensation	36,108	361	750,397		750,758

Net income				3,204,996	3,204,996

Balance – December 31, 2015	6,198,135	$61,981	$22,895,202	$10,267,446	$33,224,629

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31,

	2015	2014
Cash flows from operating activities:
Net income/(loss)	$3,204,996	$(2,473,530)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Stock-based compensation	750,758	515,933
(Gain) on sale of other fixed assets	---	(8,000)
Depreciation and amortization	826,529	797,928
Deferred income tax benefit	1,633,254	(1,483,789)
Provision for doubtful accounts	(30,826)	(58,007)
(Increase)/decrease in operating assets
Accounts receivable	3,402,625	(3,521,600)
Cost in excess of billings on contracts in progress	(2,136,356)	(920,693)
Inventories, net	1,855,628	(344,709)
Other current assets	27,700	51,484
(Decrease)/increase in operating liabilities
Accounts payable	(1,374,835)	1,214,766
Accrued expenses	148,856	1,490,682
Billings in excess of costs and estimated earnings on contracts in progress	(1,328,508)	1,075,618
Accrued litigation settlement	(4,925,000)	4,925,000
Deferred revenue	(181,008)	284,164
Total adjustments	(1,331,183)	4,018,777
Net cash provided by operating activities	1,873,813	1,545,247

Cash flows from investing activities:
Restricted cash	200,000	400,000
Capital expenditures	(248,305)	(617,761)
Proceeds from sale of other fixed assets	---	8,000
Deposits	960	1,617
Net cash (used in) investing activities	(47,345)	(208,144)

Cash flows from financing activities
Net proceeds from stock options exercised	---	102,200
Payments of long-term debt	(720,000)	(720,000)
Net cash (used in) financing activities	(720,000)	(617,800)

Net increase in cash and cash equivalents	1,106,468	719,303

Cash and cash equivalents at beginning of year	11,966,863	11,247,560

Cash and cash equivalents at end of year	$13,073,331	$11,966,863

Supplemental disclosure of cash flow information:
Income taxes paid	$427,078	$--
Interest paid	$92,101	$109,418

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

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

The Company’s significant estimates are the accounting for certain items such as revenues on long-term contracts recognized on the percentage-of-completion method, depreciation and amortization, valuation of inventories at the lower of cost or market; allowance for doubtful accounts receivable; valuation allowances for deferred tax assets, impairment considerations of long-lived assets and stock-based compensation and costs associated with product warranties.

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

December 31, 2015 and 2014

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

December 31, 2015 and 2014

Note 2 - Summary of Significant Accounting Policies (continued)

The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The accounting guidance on accounting for uncertainty in income taxes also addresses derecognition, classification, interest and penalties on income taxes, and accounting in interim periods. The Company does not believe it has any uncertain tax positions through the year ending December 31, 2015 which would have a material impact on the Company’s consolidated financial statements.

The Company and its subsidiaries file combined income tax returns in the U.S. Federal and New York State jurisdiction. In addition, the parent company files standalone tax returns in California, Michigan, Minnesota, New Hampshire and Wisconsin. The Company is no longer subject to U.S. federal and state income tax examinations for tax periods before 2012.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if any, in its income tax provision. The Company had no interest and penalties accrued at December 31, 2015 and 2014.

Long Lived Assets

Long-lived assets consist primarily of property, plant and equipment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35, “Impairment or Disposal of Long-Lived Assets.” If the asset is determined to be impaired, the impairment loss is measured on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value. The Company had no recorded impairment charges in the consolidated statement of operations during each of the years ended December 31, 2015 and 2014.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Construction in Progress

Construction in progress consists of amounts expended for renovating the facility which was purchased on March 15, 2012. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

Computer Software

The Company follows ASC 350-40, “Internal Use Software.” This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs totaled $21,000 and $25,000 for the years ended December 31, 2015 and 2014, respectively, and are included in Other Assets. All computer software is amortized using the straight-line method over its estimated useful life of three to five years. Amortization expense related to computer software totaled $16,000 and $11,000 for the years ended December 31, 2015 and 2014, respectively.

Intangible Assets

The cost of intangible assets is being amortized on a straight-line basis over their estimated initial useful lives which ranged from 5 to 20 years. Amortization expense recorded by the Company in 2015 and 2014 totaled $24,000 and $20,000, respectively.

Research & Development

Research and development costs are expensed as incurred. In 2012 we expanded our laboratory staff and began conducting research and development independentof customer orders. In 2015 we incurred approximately $1,727,000 of research and development expenses of which $570,000 were independent of external customer orders compared to 2014, when we incurred approximately $1,555,000 of research and development expenses of which approximately $878,000 were independent of external customer orders.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $19,000 and $24,000 as of December 31, 2015 and 2014, respectively. The allowance is based on historical experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may fluctuate based on changes in economic and customer conditions. The Company doesn’t require collateral from its customers.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Product Warranty

The Company records warranty costs as incurred and does not provide for possible future costs. Management estimates such costs are immaterial, based on historical experience. However, it is reasonably possible that this estimate may differ in future periods.

Earnings Per Share

Basic earnings per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during each period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be adjusted upon exercise of common stock options and warrants.

Potential common shares issued are calculated using the treasury stock method, which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period.

Cash and Cash Equivalents

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company had cash and cash equivalents of $13.7 million and $12.0 million respectively at December 31, 2015 and 2014.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

Note 2 - Summary of Significant Accounting Policies (continued)

Fair value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses, deferred revenue and customer deposits approximate fair

Note 2 - Summary of Significant Accounting Policies (continued)

value due to the relatively short-term maturity of these instruments. The carrying value of long-term debt approximates fair value based on prevailing borrowing rates currently available for loans with similar terms and maturities.

Stock-Based Compensation

The Company records stock-based compensation in accordance with the provisions set forth in ASC 718, “Stock Compensation” using the modified prospective method. ASC 718 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

Shipping and Handling

It is the Company’s policy to include freight charges billed to customers in total revenue. The amount included in revenue was $57,000 and $35,000 for the years ended December 31, 2015 and 2014, respectively.

Recently Adopted Accounting Pronouncement

In May 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which changes the criteria for recognizing revenue. The standard requires an entity which recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires a five-step process for recognizing revenues including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction prices, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when (or as) the entity satisfies a performance obligation. Publicly-traded companies were initially required to adopt the ASU for reporting periods beginning after December 15, 2016; however, the FASB, in August 2015, then issued Accounting Standards Update (“ASU”) No. 2015-14 to defer the effective date of ASU 2014-09 for all entities by one year. Currently companies may choose among different transition alternatives. Management is currently evaluating the impact that ASU 2014-09 will have on the Company’s consolidated financial statements and have not yet determined which method of adoption will be selected.

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

December 31, 2015 and 2014

Note 2 -  Summary of Significant Accounting Policies (continued)

We believe there is no additional new accounting guidance adopted, but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

Note 3 – Contracts in Progress

Costs and estimated earnings in excess of billings on percentage of completion type contracts in progress are summarized as follows:

	2015	2014
Costs incurred on contracts in progress	$7,695,281	$4,250,299
Estimated earnings	7,635,114	4,541,377
	15,330,395	8,791,677
Billings to date	(10,695,377)	(7,621,523)
	$4,635,018	$1,170,154

	2015		2014
Included in accompanying balance sheets
Under the following captions:
Costs and estimated earnings in excess of billings on contracts in progress		$4,635,018	$2,498,662

Billings in excess of costs and estimated earnings on contracts in progress	$	---	$(1,328,508)

Note 4 - Inventories

Inventories consist of:

	2015	2014

Raw materials	$2,718,328	$4,307,913
Work-in-process	174,698	419,731
Finished goods	93,404	114,415
Totals	$2,986,430	$4,842,059

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

Note 5 – Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:

	2015	2014
Land	$2,220,000	$2,220,000
Buildings	6,631,039	6,631,039
Building improvements	5,615,823	5,577,248
Machinery and equipment	2,381,964	2,333,129
Furniture and fixtures	721,919	712,549
Computer equipment	701,367	636,819
Transportation equipment	65,994	65,994
Lab equipment	1,972,838	1,564,082
Totals at cost	20,310,944	19,740,860
Less: Accumulated depreciation and amortization	(5,517,021)	(4,715,577)
	$14,793,923	$15,025,283

Depreciation and amortization expense (1)	$826,529	$797,928

(1)	Includes amortization expense of $24,759 and $20,007 for the years ending December 31, 2015 and 2014, respectively. Such amortization expense relates to other capitalized and intangible assets.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

Note 6 – Intangible Assets

2015

Intangible Assets	Weighted Average Amortization Period	Cost	Accumulated Amortization	Carrying Amount

Patents & Copyrights	17	$90,327	$36,659	$53,668
Intellectual Property	15	100,000	93,333	6,667
Licensing Agreement	5	10,000	10,000	0
Certifications	3	58,722	58,722	0
Other	5	21,492	21,492	0

Totals		$280,451	$220,206	$60,335

2014

Intangible Assets	Weighted Average Amortization Period	Cost	Accumulated Amortization	Carrying Amount

Patents & Copyrights	17	$77,357	$33,153	$44,204
Intellectual Property	15	100,000	88,333	11,667
Licensing Agreement	5	10,000	10,000	0
Certifications	3	58,722	58,722	0
Other	5	21,492	21,492	0

Totals		$267,571	$211,700	$55,871

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2015 is as follows:

Year Ended
2016	$8,739
2017	5,303
2018	3,636
2019	3,592
2020	3,591
Thereafter	35,474
Total	$60,335

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

Note 7 – Financing Arrangements

On September 3, 2015, the Company extended our existing revolving credit facility with HSBC Bank, USA, N.A. (“HSBC”), which was due to expire, until September 1, 2018 under the same terms. The original loan agreement with HSBC was entered into on August 5, 2011, and provided the Company with credit up to $9.1 million consisting of a $7 million revolving credit facility and a five (5) year term loan in the initial principal amount of $2.1 million. The balances on the term loan as of December 31, 2015 and December 31, 2014 were $280,000 and $700,000 respectively. Interest on the unpaid $280,000 principal balance on this term loan accrues at either (i) the London Interbank Offered Rate (“LIBOR”) plus 1.75% or (ii) the bank’s prime rate minus 0.50%. The credit agreement also contains certain financial covenants. As of December 31, 2015, we were compliance with the terms of the covenants.

Pursuant to the terms of an Accommodation Agreement, we entered into a loan agreement with HSBC in the amount of $6,000,000, the proceeds of which were used to finance apportion of the purchase price of our headquarters. The Loan is secured by a mortgage against our Central Islip facility. The loan is payable in 120 consecutive equal monthly installments of principal of $25,000 plus interest thereon and a a final balloon payment of $3.0 million. Interest accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% which was 1.9455% and 1.9108% at December 31, 2015 and 2014 respectively. The balance on the mortgage at December 31, 2015 and December 31, 2014 was $3,565,508 and $3,865,508 respectively.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

Note 8 – Long-term Debt

Long-term debt as of December 31 consists of the following:

	2015	2014
HSBC
$2,100,000 5 year term loan payable in monthly installments of $35,000 plus interest on the unpaid principal balance which accrues at a fixed rate of 3.045%. This term loan was secured by $1 million, provided that, so long as no event of default occurred and is then continuing, HSBC would release $200,000 of the collateral on each anniversary of the closing date. As of December 31, 2015, HSBC had released $800,000, to reduce the collateral to $200,000.	$280,000	$700,000

HSBC
$6,000,000 Mortgage payable secured by real property Buildings and improvements at 355 South Technology Drive, Central Islip, NY payable in monthly principle installments of $25,000 plus interest. Interest presently accrues at our option, at the variable rate of LIBOR plus 1.75% or HSBC’s prime rate minus 0.50% The loan matures on March 1, 2022.	3,565,508	3,865,508
Totals	3,845,508	4,565,508
Less: Current maturities	580,000	720,000
Long-term debt	$3,265,508	$3,845,508

Future maturities of long-term debt as of December 31, 2015 are as follows:

2016	$580,000
2017	300,000
2018	300,000
2019	300,000
2020	300,000
Thereafter	2,065,508
$3,845,508

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

Note 9 – Earnings per Share

The calculation of basic and diluted weighted average common shares outstanding is as follows:

	2015	2014
Weighted average common shares outstanding basic earnings per share	6,175,254	6,129,831

Effect of potential common share issuance:
Stock options	108,053	---

Weighted average common shares outstanding
Diluted earnings per share	6,283,307	6,129,831

Stock options to purchase 259,730 shares of common stock were outstanding and 159,730 were exercisable at December 31, 2015. At December 31, 2015 all outstanding options were included in the diluted earnings per share calculation because the average market price was higher than the exercise price. At December 31, 2014 none of the outstanding options were included in the diluted earnings per share calculation as their effect would have been anti-dilutive.

Note 10 – Income Taxes

At December 31, 2015, the Company had approximately $27,000 in capital loss carryforwards, and $1,134,000 of federal research and development tax credits.

If not utilized, the investment tax credits expire from 2016 through 2030 and the research and development tax credits expire from 2030-2035. Based on the available objective evidence, including the Company’s history of taxable income and the character of that income, management believes it is more likely than not that these components of the Company’s deferred tax assets will be fully utilized. The Company has provided for a partial valuation allowance against its total net deferred tax assets at December 31, 2015 and December 31, 2014 of approximately $475,000 attributable to these components.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

Note 10 – Income Taxes (continued)

The expense/(benefit) for income taxes includes the following:

	2015	2014
Current:
Federal	$--	$240,591
State	3,070	7,258
Total current tax provision	3,070	247,849
Deferred:
Federal	1,317,125	(1,865,134)
State	-	381,345
Total deferred tax provision	1,317,125	(1,483,789)
Income tax expense/(benefit)	$1,320,195	$(1,235,940)

In March 2014, New York State eliminated the state income tax for qualified manufacturing companies such as CVD. Due to this change in tax law, the Company was required to write off state-level deferred tax assets which would have been used to offset future taxes payable to New York State.

The tax effects of temporary differences giving rise to significant portions of the net deferred taxes are as follows:

	2015	2014

Allowance for doubtful accounts	$6,345	$16,826
Inventory capitalization	11,540	23,185
Depreciation and amortization	228,610	(371,669)
Investment tax credits	475,000	475,000
Research & development tax credits	1,134,168	696,865
Compensation costs	730,909	375,080
Vacation accrual	323,860	242,099
Accrued loss on legal settlement	--	1,674,500
Net operating loss carryforward	--	954,580
Capital loss carryforward	26,627	26,627
Gross deferred tax asset	2,479,839	4,113,093
Less valuation allowance	(475,000)	(475,000)
Net deferred tax asset	$2,004,839	$3,636,093

Net current deferred tax asset	398,009	2,887,960
Net long-term deferred tax asset	1,606,830	750,133
Net deferred tax asset	$2,004,839	$3,638,093

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

Note 10 – Income Taxes (continued)

The reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	2015	2014

Expected provision at federal statutory tax rate (34%)	$1,538,565	$(1,261,218)

State taxes, net of federal benefit	3,070	7,258
Stock-based compensation expense	(252,288)	(307,737)

Net operating loss carryforward	954,581	(37,327)
Federal research & development credit	(437,303)	(181,782)
Other permanent differences	(486,430)	163,521
Impact of New York State taxation change	--	381,345
Income tax expense/(benefit)	$1,320,195	$(1,235,940)

NOTE 11 – Stockholders’ equity

1989 Non-Qualified Stock Option Plan

On June 15, 1989, the Company instituted a non-qualified stock option plan (the “Plan”). In connection therewith, 700,000 shares of the Company’s common stock were reserved for issuance pursuant to options granted under the Plan through June 30, 2009. All options granted vested over a four-year period and expire between five to seven years after the date of grant. This 1989 Non-Qualified Stock Option Plan expired in June 2009.

2001 Non-Qualified Stock Option Plan

In November 2006, the Company registered a non-qualified stock option plan that the shareholders had approved in July 2001, covering key employees, officers, directors and other persons that may be considered as service providers to the Company. Options were awarded by the Board of Directors or by a committee appointed by the Board. Under the plan, an aggregate of 300,000 shares of Company common stock, $.01 par value, were reserved for issuance or transfer upon the exercise of options which were granted. Unless otherwise provided in the option agreement, options granted under the plan would vest over a four year period commencing one year from the anniversary date of the grant. The stock option plan expired on July 22, 2011.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 11 – Stockholders’ equity (continued)

2007 Share Incentive Plan

On December 12, 2007, shareholders approved the Company’s 2007 Share Incentive Plan (“Incentive Plan”), in connection therewith, 750,000 shares of the Company’s common stock are reserved for issuance pursuant to options or restricted stock that may be granted under the Share Incentive Plan through December 12, 2017. In 2014, 42,320 shares of stock were granted and issued to directors and key employees, additionally, options were granted to a key employee for 100,000 shares of the Company’s common stock. In 2015, 36,108 shares of stock were granted and issued to directors and key employees.

The purchase price of the common stock under each option plan shall be determined by the Committee, provided, however, that such purchase price shall not be less than the fair market value of the shares on the date such option is granted. The stock options generally expire seven to ten years after the date of grant. The Company recorded stock-based compensation of $750,758 and $515,933 for the years ended December 31, 2015 and 2014, respectively.

A summary of the stock option activity related to the 1989 and 2001 Stock Option Plans and the 2007 Share Incentive Plan for the period from January 1, 2014 through December 31, 2015 is as follows:

1989 Non-Qualified Stock Option Plan

	Beginning Balance Outstanding	Granted During Period	Exercised During Period	Canceled During Period	Ending Balance Outstanding	Exercisable

Year ended December 31, 2014
Number of shares	35,250	-0-	-0-	0	35,250	35,250
Weighted average exercise price
Per share	$4.62	-0-	-0-	-0-	$4.62	$4.62
Year ended December 31, 2015
Number of shares	35,250	-0-	-0-	-0-	35,250	35,250
Weighted average exercise price
Per share	$4.62	-0-	-0-	-0-	$4.62	$4.62

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 11 – Stockholders’ equity (continued)

2001 Non-Qualified Stock Option Plan

	Beginning Balance Outstanding	Granted During Period	Exercised During Period	Canceled During Period	Ending Balance Outstanding	Exercisable

Year ended December 31, 2014
Number of shares	152,480	-0-	28,000	-0-	124,480	111,980
Weighted average exercise price
Per share	$4.35	-0-	-0-	-0-	$4.57	$4.56
Year ended December 31, 2015
Number of shares	124,480	-0-	-0-	-0-	124,480	111,980
Weighted average exercise price
Per share	$4.35	-0-	-0-	-0-	$4.57	$4.56

2007 Share Incentive Plan

	Beginning Balance Outstanding	Granted During Period	Exercised During Period	Canceled During Period	Ending Balance Outstanding	Exercisable

Year ended December 31, 2014
Number of shares	-0-	100,000	-0-	-0-	100,000	-0-
Weighted average exercise price
Per share	$11.17
Year ended December 31, 2015
Number of shares	100,000	-0-	-0-	-0-	100,000	-0-
Weighted average exercise price
Per share					$11.17

The Company has 259,730 of outstanding stock options under the three Plans at December 31, 2015.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 11 – Stockholders’ equity (continued)

The following table summarizes information about the outstanding and exercisable options at December 31, 2015.

			Options Outstanding				Options Exercisable
Exercise Price Range			Number Outstanding	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value

$3.00	-	3.99	34,000	2.95	$3.65	$218,620	34,000	$3.65	$218,620
$4.00	-	4.49	15,930	5.04	$4.25	$92,872	15,930	$4.25	$92,872
$4.50	-	4.99	100,000	2.78	$4.62	$546,000	75,000	$4.62	$546,000
$5.00	-	7.99	9,800	6.04	$7.90	$21,364	9,800	$7.90	$21,364
$8.00	-	12.00	100,000	9.80	$11.17	$0	0	$11.17	$0

There were no options exercised during the year ended December 31, 2015. The intrinsic value of the 28,000 options exercised during the year ended December 31, 2014 was $310,520.

Restricted Stock Awards

The following table summarizes restricted stock awards for the year ended December 31, 2014:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested outstanding at January 1, 2014	12,000	$10.97

Granted	6,400	$14.24
Vested	(10,400)	$12.98
Forfeited/Cancelled	-

Unvested outstanding at December 31, 2014	8,000	$10.97

Granted	9,211	$13.66
Vested	(13,211)	$12.84
Forfeited/Cancelled	-

Unvested outstanding at December 31, 2015	4,000	$10.97

The total fair value of shares of restricted stock awards vested for the years ended December 31, 2015 and 2014 was approximately $170,000 and $135,000 respectively.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 11 – Stockholders’ equity (continued)

The fair value of the outstanding restricted stock awards will be recorded as stock compensation expense over the vesting period. As of December 31, 2015 there was $44,000 of unrecognized compensation costs related to restricted stock awards, which is to be recognized over a period of 0.35 years.

Restricted Stock Units

The following table summarizes restricted stock units for the year ended December 31, 2015:

	Shares of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested outstanding at January 1, 2014	144,243	$11.26

Granted	--
Vested	(37,925)	$10.09
Forfeited/Cancelled	(2,500)	$10.71

Unvested outstanding at December 31, 2014	103,319	$11.71

Granted	24,210	$14.61
Vested	(24,892)	$11.55
Forfeited/Cancelled	(8,057)	$10.54

Unvested outstanding at December 31, 2015	94,580	$12.55

The total fair value of vested restricted stock units was $288,000 and $383,000 respectively for the years ended December 31, 2015 and 2014.

The fair value of the outstanding restricted stock units will be recorded as stock compensation expense over the vesting period. As of December 31, 2015, there was $1,187,000 of total unrecognized compensation costs related to restricted stock units, which is expected to be recognized over a weighted-average period of 1.53 years.

During the years ended December 31, 2015 and 2014, the Company recorded into selling and general administrative expense approximately $751,000 and $516,000 for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of ASC 718.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

NOTE 12 – Defined Contribution Plan

On August 1, 1998, the Company adopted a 401(k) Plan for the benefit of all eligible employees. All employees as of the effective date of the 401(k) Plan became eligible. An employee who became employed after August 1, 1998 would become a participant after three months of continuous service.

Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are optional. During the years ended December 31, 2015 and 2014, the Company incurred administrative costs totaling $3,080 and $2,800, respectively. No discretionary employer contribution has been made for 2015 and 2014.

Note 13 – Significant Risks and Uncertainties

Cash and Cash Equivalents

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at December 31, 2015 and at December 31, 2014 was $11,966,000 and $10,216,000 respectively.

Sales Concentrations

Revenue to a single customer in any one year can exceed 10.0% of our total sales. One customer represented 49.6% and 50.2% respectively, of our annual revenues in fiscal years 2015 and 2014. Another customer represented 13.7% of our revenue in 2015. The loss of current key customers would have to be replaced by others, and our inability to do so may have a material adverse effect on our business and financial condition.

Export sales to unaffiliated customers represented approximately 9.0% and 20.2% of sales for the years ended December 31, 2015 and 2014, respectively. Export sales in both 2015 and 2014 were primarily to customers in Europe and Asia. All contracts are denominated in U.S. dollars. The Company does not enter into any foreign exchange contracts.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

Note 14 – Segment Reporting

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

The following table presents certain information regarding the Company’s segments as of December 31, 2015 and for the year then ended:

	CVD	SDC	Eliminations	Consolidated
Assets	$41,204,471	$3,619,304	$(2,017,571)	$42,806,204

Revenue	$35,473,057	$5,674,258	$(2,181,928)	$38,965,387
Interest Expense	85,765	6,336		92,101
Depreciation and Amortization	764,467	62,062		826,529
Capital expenditures	212,140	36,165		248,305
Pretax earnings	3.616,280	1,046,911		4,663,191

The following table presents certain information regarding the Company’s segments as of December 31, 2014 and for the year then ended:

	CVD	SDC	Eliminations	Consolidated
Assets	$44,953,847	$4,733,926	$(4,131,301)	$45,556,472

Revenue	$23,831,036	$5,580,212	$(1,420,785)	$27,990,463
Interest Expense	100,829	8,589		109,418
Depreciation and Amortization	728,995	68,933		797,928
Capital expenditures	571,240	46,521		617,761
Pretax (loss)/earnings	(4,877,892)	1,168,422		(3,709,470)

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015 and 2014

Note 15 - Commitments and Contingencies

Legal Proceedings

Effective as of January 29, 2015, the Company entered into a Settlement Agreement with Taiwan Glass International Corporation ("Taiwan Glass") and Capital One, National Association ("Capital One") regarding the previously disclosed action in the United States District Court for the Southern District of New York.  Pursuant to the terms of the Settlement Agreement, the Company paid Taiwan Glass the sum of $4,925,000, (inclusive of interest) and all claims and counterclaims asserted in the Action were settled and dismissed with prejudice.

On September 4, 2015, the Company entered into a Settlement Agreement and Mutual General Release with Development Specialists, Inc., solely in its capacity as Assignee for the benefit of creditors of CM Manufacturing, Inc. f/k/a/ Stion Corporation ("DSI") regarding both the Arbitration proceeding which had been previously filed against it by DSI and the companion Delaware Court of Chancery Court action which had been filed by CVD.  Pursuant to the Settlement Agreement, CVD paid the sum of $995,000 to DSI, and each party released all claims of any nature which it had against the other. The parties also executed and filed stipulations of dismissal with prejudice, of both the Arbitration and the Chancery Action.