Form 10-Q
period 2016-03-31
CVD EQUIPMENT CORP
filed 2016-05-16
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

Yes  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,218,205 shares of Common Stock, $0.01 par value at May 3, 2016.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$12,330,309	$13,073,331
Accounts receivable, net	3,389,954	3,091,251
Costs and estimated earnings in excess of billings on contracts in progress	4,325,998	4,635,018
Inventories, net	3,185,623	2,986,430
Restricted cash	200,000	200,000
Deferred income taxes-current	436,207	398,009
Other current assets	84,992	167,056

Total Current Assets	23,953,083	24,551,095

Property, plant and equipment, net	14,598,425	14,793,923
Construction in progress	56,946	33,306

Deferred income taxes – non-current	1,701,252	1,606,830

Other assets	81,471	86,215

Intangible assets, net	52,808	60,335

Total Assets	$40,443,985	$41,131,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$407,471	$308,004
Accrued expenses	3,280,877	3,445,880
Current maturities of long-term debt	475,000	580,000
Billings in excess of costs and estimated earnings on contracts in progress	29,961	--
Deferred revenue	10,198	307,683
Total Current Liabilities	4,203,506	4,641,567

Long-term debt, net of current portion	3,190,508	3,265,508
Total Liabilities	7,394,015	7,907,075

Commitments and Contingencies	--	--

Stockholders’ Equity:
Common stock-$0.01 par value-10,000,000 shares authorized; issued and outstanding 6,218,205 at March 31, 2016 and 6,198,135 at December 31, 2015	62,182	61,981
Additional paid-in-capital	23,058,106	22,895,202
Retained earnings	9,929,682	10,267,446
Total Stockholders’ Equity	33,049,970	33,224,629

Total Liabilities and Stockholders’ Equity	$40,443,985	$41,131,704

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Revenue	$5,003,433	$9,692,444

Cost of revenue	3,470,322	5,932,616

Gross profit	1,533,111	3,759,828

Operating expenses
Research and development	81,875	211,890
Selling and shipping	257,791	313,817
General and administrative	1,726,100	2,027,110

Total operating expenses	2,065,766	2,552,817

Operating (loss)/income	(532,655)	1,207,011

Other income (expense)
Interest income	6,746	6,082
Interest expense	(19,993)	(24,725)
Other income	4,448	781
Total other (expense)	(8,799)	(17,862)

(Loss)/income before income tax benefit/(expense)	(541,454)	1,189,149

Income tax benefit/(expense)	203,690	(520,927)

Net (loss)/income	$(337,764)	$668,222

Basic (loss)/income per common share	$(0.05)	$0.11

Diluted (loss)/income per common share	$(0.05)	$0.11

Weighted average common shares outstanding- basic	6,213,142	6,168,307

Net effect of potential common share issuance	---	130,887

Weighted average common shares outstanding- diluted	6,213,142	6,299,194

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net (loss)/income	$(337,764)	$668,222
Adjustments to reconcile net (loss)/income to net cash (used in) operating activities
Stock-based compensation	163,105	195,221
Depreciation and amortization	215,460	222,562
Deferred tax expense/(benefit)	(132,620)	715,817
Provision for doubtful accounts	(996)	30,723
Changes in operating assets and liabilities
(Increases)/decreases in operating assets:
Accounts receivable, net	(297,706)	(1,694,231)
Cost and estimated earnings in excess of billings on contracts in progress	309,020	(952,480)
Inventories, net	(199,193)	139,590
Other current assets	85,213	123,024
Increases (decreases) in operating liabilities:
Accounts payable and accrued expenses	(68,678)	471,283
Billings in excess of costs and estimated earnings on contracts in progress	29,961	1,174,448
Accrued loss on litigation settlement	---	(4,925,000)
Deferred revenue	(297,485)	(333,239)
Net cash (used in) operating activities:	(531,683)	(4,164,060)

Cash flows from investing activities:
Capital expenditures	(31,339)	(122,363)
Net cash (used in) investing activities:	(31,339)	(122,363)

Cash flows from financing activities:
Payments of long-term debt	(180,000)	(180,000)
Net cash used in financing activities:	(180,000)	(180,000)

Net (decrease) in cash and cash equivalents	(743,022)	(4,466,423)
Cash and cash equivalents at beginning of period	13,073,331	11,966,863

Cash and cash equivalents at end of period	$12,330,309	$7,500,440

Supplemental disclosure of cash flow information:
Income taxes paid	$100,000	$100,000
Interest paid	$19,993	$24,725

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 1:     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

The consolidated balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, including the accounting policies followed by the Company as set forth in Note 2 to the consolidated financial statements contained therein.

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

March 31, 2016

(Unaudited)

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Income Recognition (continuation)

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

Recent Accounting Pronouncements

In May 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which changes the criteria for recognizing revenue. The standard requires an entity which recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires a five-step process for recognizing revenues including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction prices, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when (or as) the entity satisfies a performance obligation. Publicly-traded companies were initially required to adopt the ASU No. 2014-09 for reporting periods beginning after December 15, 2016; however, the FASB, in August 2015, then issued Accounting Standards Update (“ASU”) No. 2015-14 to defer the mandatory effective date of ASU 2014-09 for all entities by one year. Currently, companies may choose among different transition alternatives. Management is currently evaluating the impact that ASU 2014-09 will have on the Company’s consolidated financial statements and have not yet determined which method of adoption will be selected.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 3:     CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit-quality domestic financial institutions and invests its excess cash primarily in savings accounts, treasury bills and money market instruments. The Company performs periodic evaluations of the relative credit standing of all such institutions as it seeks to maintain stability and liquidity. Cash and cash investments at March 31, 2016 and December 31, 2015, exceeded the Federal Deposit Insurance Corporation (“FDIC”) limit, by $10,942,000 and $11,966,000, respectively. The Company sells products and services to various companies across several industries in the ordinary course of business. The Company performs ongoing credit evaluations to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience, evaluation of their credit history and review of the invoicing terms of the contract to determine the financial strength of its customers. The Company also maintains allowances for anticipated losses.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 4:     Contracts in Progress

Costs and estimated earnings in excess of billings on percentage of completion type contracts in progress are summarized as follows:

	March 31, 2016	December 31, 2015

Costs incurred on contract in progress	$7,801,867	$7,695,281
Estimated earnings	7,262,926	7,635,114
	15,064,793	15,330,395
Billings to date	(10,768,756)	(10,695,377)
	$4,296,037	$4,635,018

Included in accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on contracts in progress	$4,325,998	$4,635,018

Billings in excess of costs and estimated earnings on contracts in progress	$(29,661)	---
	$4,296,037	$4,635,018

NOTE 5:      INVENTORIES, NET

Inventories consist of:

	March 31, 2016	December 31, 2015

Raw materials	$2,888,676	$2,718,328
Work-in-process	205,720	174,698
Finished goods	91,227	93,404
Totals	$3,185,623	$2,986,430

NOTE 6:     ACCOUNTS RECEIVABLE, NET

Accounts receivable are presented net of an allowance for doubtful accounts of $17,667 and $18,663 as of March 31, 2016 and December 31, 2015, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 7:     LONG-TERM DEBT

The Company has a revolving credit facility with HSBC Bank, USA, N.A. providing up to $7 million, although the Company has never utilized this facility. This credit facility remains available until September 1, 2018. The balances as of March 31, 2016 and December 31, 2015, on a term loan that was initially entered into in August, 2011 for $2.1 million, are $175,000 and $280,000 respectively. Interest on the unpaid $175,000 principal balance on this term loan accrues at either (i) the London Interbank Offered Rate (“LIBOR”) plus 1.75% or (ii) the bank’s prime rate minus 0.50%. The credit facility also contains certain financial covenants which the Company was in compliance with as of March 31, 2016 and December 31, 2015.

Pursuant to the terms of an Accommodation Agreement, we entered into a loan agreement with HSBC in the amount of $6,000,000, the proceeds of which were used to finance apportion of the purchase price of our headquarters. The Loan is secured by a mortgage against our Central Islip facility. The loan is payable in 120 consecutive equal monthly installments of principal of $25,000 plus interest thereon and a final balloon payment of $3.0 million. Interest accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% which was 2.1740% and 1.9455% at March 31, 2016 and December 31, 2015 respectively. The balances on the mortgage at March 31, 2016 and December 31, 2015 were $3,490,508 and $3,565,508 respectively.

NOTE 8:     STOCK-BASED COMPENSATION EXPENSE

During the three months ended March 31, 2016 and March 31, 2015, the Company recorded as part of selling and general administrative expense, approximately $163,000 and $195,000 respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments. This expense was recorded based upon the guidance of ASC 718, “Compensation-Stock Compensation.”

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 9:     INCOME TAXES

The provision for income taxes includes the following:

	Three Months Ended March 31,
	2016	2015
Current:
Federal	$(71,070)	$309,122
State	---	7,146
Total current provision	---	316,268
Deferred:
Federal	$(132,620)	$204,659
State	----	----
Total deferred provision	(132,620)	204,659
Income tax (benefit)/expense	$(203,690)	$520,927

Tax Rate Reconciliation

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory rate is as follows:

	Three Months Ended
	March 31,
	2016	2015
Income tax benefit at federal statutory rate [34%]	$0	$404,311
Change in capitalized inventory (Section 263A)	(8,782)	--
Change in vacation accrual	(21,656)	--
Change in other accruals	980	12,654
Difference between tax and book depreciation	(26,586)	(16,298)
Stock-based compensation	(55,642)	(9,689)
Research & development credits	(20,934)	(276,329)
Domestic production activities deduction	0	(37,145)
Net operating loss	--	443,423
Provision for 2014 tax return true up	(71,070)	--
Income tax (benefit)/expense	$(203,690)	$520,927

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

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

Stock options to purchase 259,730 shares of common stock were outstanding and 159,730 were exercisable during the three months ended March 31, 2016. Stock options to purchase 259,730 shares were outstanding and 147,230 were exercisable during the three months ended March 31, 2015. At March 31, 2016, none of the outstanding options were included in the earnings per share calculation as their effect would have been anti-dilutive. At March 31, 2015 all outstanding options were included in the diluted earnings per share calculation because the average market price was higher than the exercise price.

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

Three Months Ended March 31,

2016	CVD	SDC	Eliminations *	Consolidated
Revenue	$4,092,781	$923,979	$(13,327)	$5,003,433
Pretax (loss)/income	(605,594)	64,151		(541,443)

2015
Revenue	$8,578,372	$1,404,057	$(289,985)	$9,692,444
Pretax income	789,087	400,062		1,189,149

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

Results of Operations

Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015

(in thousands, except per share amounts)

	Three Months Ended		Change	% Change
	March 31, 2016	March 31 2015
(In thousands)
Bookings	$2,270	$5,181	$(2,911)	(56.2)
Ending Backlog	3,388	16,562	(13,174)	(79.5)

Revenue
CVD (net of eliminations)	$4,090	$8,571	$(4,481)	(52.3)
SDC (net of eliminations)	914	1,122	(208)	(18.5)
Total Revenue	5,004	9,693	(4,689)	(48.4)

Cost of Goods Sold	3,470	5,933	(2,463)	(41.5)

Gross Profit	1,534	3,760	(2,226)	(59.2)
Gross Margin	30.7%	38.8%

Research and development	82	212	(130)	(61.3)
Selling and shipping	258	314	(56)	(17.8)
General and administrative	1,726	2,027	(301)	(14.8)
Total Operating Expenses	2,066	2,553	(487)	(19.1)

Operating (loss)/income	(533)	1,207	(1,740)	(144.2)

Other (expense)/income	(9)	(18)	9	(50.0)

(Loss)/income before taxes	(542)	1,189	(1,731)	(145.6)

Income tax (benefit)/expense	(204)	521	(725)	(139.2)

Net (loss)/income	(338)	668	(1,006)	(150.6)

Net (loss)/income per share
Basic and diluted	(0.05)	0.11

Orders/Order Backlog

Orders received for the three months ended March 31, 2016 were $2.3 million compared to $5.2 million in orders received for the three months ended March 31, 2015 resulting in an ending backlog of $3.4 million as of March 31, 2016 compared to $16.6 million as of March 31, 2015. $0.4 million or 11.8% of the backlog at March 31, 2016 remains from our largest customer as compared to $9.7 million or 58.4% from that same customer as of March 31, 2015.

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

The timing of the receipt of an order is subject to various factors, many of which are not in our control. As a result, our order levels from period to period, tend to be uneven. Order levels attained in the three month period ended March 31, 2016 are not necessarily indicative of order levels that will be attained in future periods.

Revenue

Revenue for the three month period ended March 31, 2016 was $5.0 million compared to $9.7 million for the three month period ended March 31, 2015, a decrease of $4.7 million or 48.5%. The same customer represented 58.8% and 54.6% of our revenue for the three months ended March 31, 2016 and 2015 respectively. Now that we have nearly completed the successful execution of the large aerospace pilot production contract, we are focused on booking the follow-on business with that customer as well as on opportunities with new and other current customers.

Revenue from the SDC division for the three months ended March 31, 2016 decreased by 18.2% to $0.9 million compared to $1.1 million for the three months ended March 31, 2015.

Gross Profit

We generated a gross profit of $1.5 million, resulting in a gross profit margin of 30.7%, for the three months ended March 31, 2016 as compared to gross profits of $3.8 million and a gross profit margin of 38.8%, for the three months ended March 31, 2015. The decreased gross margin we are now experiencing is primarily attributable to the lower revenues.

Research and Development, Selling and General and Administrative Expenses

Research and development expenses totaled $82,000 for the three months ended March 31, 2016 compared to $212,000 for the three months ended March 31, 2015. Due to attrition in our laboratory staff, we have temporarily reduced our independently conducted research and product development for CVD products. However, we continue to conduct research on customer related product development which we include in our costs of goods sold.

Selling and shipping expenses for the three months ended March 31, 2016 and 2015 were $258,000 and $314,000 million, respectively. This decrease is primarily attributable to reduced personnel costs during the current period.

We incurred $1,726,000 of general and administrative expenses during the three months ended March 31, 2016, compared to $2,027,000 for the three months ended March 31, 2015, representing a decrease of 14.8%. This decrease is primarily attributable to a decrease in legal costs during the current period.

Operating (Loss)/Income

As a result of the reduced revenues, we incurred a loss from operations of $533,000 for the three months ended March 31, 2016 compared to income from operations of $1.2 million for the three months ended March 31, 2015.

Income Taxes

For the three months ended March 31, 2016, we did not incur any current income tax expense, received a refund of $71,000 as a result of an overpayment on the 2014 federal corporate tax return and recorded $133,000 of deferred tax benefits, compared to the three months ended March 31, 2015, when we incurred $316,000 of current income tax expense and utilized $205,000 in deferred tax benefits.

Net (loss)/income

We reported a net loss of $338,000 for the three months ended March 31, 2016 compared to net income of $668,000 for the three months ended March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had working capital of $19.7 million compared to $19.9 million at December 31, 2015, a decrease of $0.2 million, and cash and cash equivalents of $12.3 million, compared to $13.1 million at December 31, 2015, a decrease of $0.8 million. The decrease in cash and cash equivalents was primarily a result of the timing of both shipments and customer payments on outstanding balances.

Accounts receivable, net, as of March 31, 2016 was approximately $3.4 million compared to $3.1 million as of December 31, 2015. This increase is principally due to the timing of customer shipments and customer payments on outstanding balances.

At March 31, 2016, the number of full time employees decreased to 186 employees compared to 192 at December 31, 2015.

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

None.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.          Defaults Upon Senior Securities.

None.

Item 4.          Mine Safety Disclosures.

Not applicable.

Item 5.          Other Information.

None.

Item 6.          Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 16, 2016

31.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 16, 2016

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 16, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 16, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of May 2016.

CVD EQUIPMENT CORPORATION

By:	/s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glen R. Charles
Glen R. Charles
Glen R. Charles
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 16, 2016

31.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 16, 2016

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 16, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 16, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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