Form 10-Q
period 2016-06-30
CVD EQUIPMENT CORP
filed 2016-08-11
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

Yes  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,322,680 shares of Common Stock, $0.01 par value at August 5, 2016.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$14,036,563	$13,073,331
Accounts receivable, net	7,771,367	3,091,251
Costs and estimated earnings in excess of billings on contracts in progress	2,859,587	4,635,018
Inventories	3,085,136	2,986,430
Restricted cash	--	200,000
Deferred income taxes – current	821,863	398,009
Other current assets	28,239	167,056

Total Current Assets	28,602,755	24,551,095

Property, plant and equipment, net	14,398,068	14,793,923
Construction in progress	56,946	33,306

Deferred income taxes – non-current	1,815,967	1,606,830

Other assets	75,175	86,215

Intangible assets, net	50,727	60,335

Total Assets	$44,999,638	$41,131,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$348,263	$308,004
Accrued expenses	2,746,664	3,445,880
Current maturities of long-term debt	370,000	580,000
Billings in excess of costs and estimated earnings on contracts in progress	5,192,876	--
Deferred revenue	26,790	307,683
Total Current Liabilities	8,684,593	4,641,567

Long-term debt, net of current portion	3,115,508	3,265,508
Total Liabilities	11,800,101	7,907,075

Commitments and Contingencies	----	----

Stockholders’ Equity
Common stock - $0.01 par value – 10,000,000 shares authorized; issued and outstanding, 6,322,680 at June 30, 2016 and 6,198,135 at December 31, 2015	63,227	61,981
Additional paid-in-capital	23,702,212	22,895,202
Retained earnings	9,434,098	10,267,446
Total Stockholders’ Equity	33,199,537	33,224,629

Total Liabilities and Stockholders’ Equity	$44,999,638	$41,131,704

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$3,743,782	$10,434,153	$8,747,215	$20,126,597

Cost of revenue	3,249,540	6,277,150	6,719,862	12,209,766

Gross profit	494,242	4,157,003	2,027,353	7,916,831

Operating expenses
Research and development	72,459	257,872	154,334	469,762
Selling and shipping	286,884	273,903	544,675	587,720
General and administrative	1,744,080	2,108,625	3,470,180	4,135,735
Gain on settlement	(628,905)	--	(628,905)	--
Total operating expenses	1,474,518	2,640,400	3,540,284	5,193,217

Operating (loss)/income	(980,276)	1,516,603	(1,512,931)	2,723,614

Other income (expense)
Interest income	6,782	5,732	13,528	11,814
Interest expense	(22,462)	(24,140)	(42,455)	(48,865)
Other income	--	--	4,448	781
Total other (expense)	(15,680)	(18,408)	(24,479)	(36,270)

(Loss)/Income before income taxes	(995,956)	1,498,195	(1,537,410)	2,687,344

Income tax (benefit)/expense	(500,372)	163,282	(704,062)	684,209

Net (loss)/income	$(495,584)	$1,334,913	$(833,348)	$2,003,135

Basic income/(loss) per common share	$(0.08)	$0.22	$(0.13)	$0.32

Diluted income/(loss) per common share	$(0.08)	$0.21	$(0.13)	$0.32

Weighted average common shares
Outstanding-basic	6,301,983	6,170,075	6,257,563	6,169,201

Net effect of potential common share issuance:
Stock options	--	130,887	--	119,146

Weighted average common shares
Outstanding-diluted	6,301,983	6,300,961	6,257,563	6,288,347

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net (loss)/income	$(833,348)	$2,003,135
Adjustments to reconcile net (loss)/income to net cash provided by/(used in) operating activities:
Stock-based compensation expense	346,255	370,673
Depreciation and amortization	425,308	444,792
Deferred tax (benefit)/expense	(632,991)	26,920
Provision for doubtful accounts	40,012	31,187
Changes in operating assets and liabilities:
Accounts receivable	(4,720,127)	(81,170)
Costs and estimated earnings in excess of billings on contracts in progress	1,775,431	(830,695)
Inventories	(98,706)	637,177
Income taxes - current	--	511,158
Other current assets	172,178	94,037
Increases/(decreases) in operating liabilities:
Accounts payable and accrued expenses	(692,310)	1,678,912
Billings in excess of costs and estimated earnings on contracts in progress	5,192,876	(928,290)
Accrued loss on litigation settlement	--	(4,925,000)
Deferred revenue	(280,893)	(309,267)
Total adjustments	1,527,033	3,279,566
Net cash provided by/(used in) operating activities	693,685	(1,276,431)

Cash flows from investing activities:
Release of restricted cash	200,000	--
Capital expenditures	(34,003)	(166,846)
Deposits	1,550	--
Net cash provided by/(used in) investing activities	167,547	(166,846)

Cash flows from financing activities:
Net proceeds from stock options exercised	462,000	--
Payments of long-term debt	(360,000)	(360,000)
Net cash provided by/(used in) financing activities	102,000	(360,000)

Net increase/(decrease) in cash and cash equivalents	963,232	(1,803,277)
Cash and cash equivalents at beginning of period	13,073,331	11,966,863

Cash and cash equivalents at end of period	$14,036,563	$10,163,586

Supplemental disclosure of cash flow information:
Income taxes paid	$100,000	$100,000
Interest paid	$42,455	$48,865

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

NOTE 1:     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively, “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

The balance sheet as of December 31, 2015 has been derived from the audited consolidated financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, including the accounting policies followed by the Company as set forth in Note 2 to the consolidated financial statements contained therein.

All material intercompany transactions have been eliminated in consolidation.

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Revenues from product and service sales, including those based on time and materials type contracts, are recognized when persuasive evidence of an arrangement exists, product delivery has occurred or services have been rendered, pricing is fixed or determinable, and collection is reasonably assured. Service sales revenues, principally representing repair, maintenance and engineering activities are recognized over the contractual period or as services are rendered.

Revenues from fixed price contracts are recognized on the percentage of completion method, measured on the basis of incurred costs to estimated total costs for each contract. This “cost to cost” method is used because management considers it to be the best available measure of progress on these contracts.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Recent Accounting Pronouncements

In May 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which changes the criteria for recognizing revenue. The standard requires an entity which recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires a five-step process for recognizing revenues including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction prices, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when (or as) the entity satisfies a performance obligation. Publicly-traded companies were initially required to adopt the ASU No. 2014-09 for reporting periods beginning after December 15, 2016; however, the FASB, in August 2015, then issued ASU No. 2015-14 to defer the mandatory effective date of ASU 2014-09 for all entities by one year. Currently companies may choose among different transition alternatives. Management is currently evaluating the impact that ASU 2014-09 will have on the Company’s consolidated financial statements and has not yet determined which method of adoption will be selected.

In February 2016 the FASB issued a new standard which requires a lessee to recognize on its balance sheet the assets and liabilities associated with the rights and obligations created by leases with terms that exceed twelve months. Leases will continue to be classified as either financing or operating, with classification affecting the recognition, measurement and presentation of costs and cash flows arising from a lease. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption for lessees related to capital and operating leases existing at, or entered into after, the earliest comparative period presented in the financial statements, with certain practical expedients available. Early adoption is permitted. We are currently evaluating the effect that this new standard will have on our condensed consolidated financial statements.

In March 2016, the FASB issued an amendment which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, classification of awards as either equity or liabilities, as well as classification in the statement of cash flows. This amendment is effective for prospective interim and annual reporting periods beginning after December 15, 2016. We plan on adopting this amendment at that time and are currently evaluating its effect on our condensed consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

NOTE 3:     CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit-quality domestic financial institutions and invests its excess cash primarily in savings accounts, treasury bills and money market instruments. The Company performs periodic evaluations of the relative credit standing of all such institutions as it seeks to maintain stability and liquidity. Cash and cash equivalents at June 30, 2016 and December 31, 2015, exceeded the Federal Deposit Insurance Corporation (“FDIC”) limits by approximately $12,349,000 and $11,966,000, respectively. The Company sells products and services to various companies across several industries in the ordinary course of business. The Company performs ongoing credit evaluations to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience, evaluation of their credit history and review of the invoicing terms of the contract to determine the financial strength of its customers. The Company also maintains allowances for anticipated losses.

NOTE 4:     CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on contracts in progress are summarized as follows:

	June 30, 2016	December 31, 2015

Costs incurred on contracts in progress	$2,777,723		$7,695,281
Estimated earnings	12,890,347		7,635,114
	15,668,070		15,330,395
Billings to date	(18,001,359)		(10,695,377)
	$(2,333,289)		$4,635,018
Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on contracts in progress	$2,859,587		$4,635,018

Billings in excess of costs and estimated earnings on contracts in progress	$(5,192,876)	$	---
	$(2,333,289)		$4,635,018

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

NOTE 5:      INVENTORIES

Inventories consist of:

	June 30, 2016	December 31, 2015

Raw materials	$2,801,519	$2,718,328
Work-in-process	219,390	174,698
Finished goods	64,227	93,404
Totals	$3,085,136	$2,986,430

NOTE 6:     ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $59,000 and $19,000 as of June 30, 2016 and December 31, 2015, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

NOTE 7:     DEBT

The Company has a revolving credit facility with HSBC Bank, USA, N.A. (“HSBC”) providing up to $7 million, although the Company has never utilized this facility. This credit facility remains available until September 1, 2018. The remaining balances as of June 30, 2016 and December 31, 2015 on a $2.1 million term loan that was initially entered into in August 2011 are $70,000 and $280,000 respectively. Interest on the unpaid principal balance on this facility accrues at either (i) the London Interbank offered Rate (“LIBOR”) plus 1.75% or (ii) the bank’s prime rate minus 0.50%. The credit agreement also contains certain financial covenants, all of which the Company was in compliance with at June 30, 2016 and December 31, 2015.

Pursuant to the terms of an Accommodation Agreement, we entered into a loan agreement with HSBC in the amount of $6,000,000, the proceeds of which were used to finance a portion of the purchase price of our headquarters. The loan is secured by a mortgage against our Central Islip facility. The loan is payable in 120 consecutive equal monthly installments of principal of $25,000 plus interest thereon and a final balloon payment. Interest accrues on the loan, at our option, at the variable rate of LIBOR plus 1.75% which was 2.1740% and 2.0670% at June 30, 2016 and December 31, 2015 respectively. The principal balances on the mortgage at June 30, 2016 and December 31, 2015 were approximately $3.4 and $3.6 million respectively.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

NOTE 8:     STOCK-BASED COMPENSATION EXPENSE

During the three and six months ended June 30, 2016 and June 30, 2015, the Company recorded compensation expense as part of selling and general administrative expense, of approximately $183,000 and $346,000 and $176,000 and $371,000 respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments. This expense was recorded based upon the guidance of ASC 718, “Compensation-Stock Compensation.”

NOTE 9:     INCOME TAXES

The provision for income taxes includes the following:

	Six Months Ended June 30,
	2016	2015

Current:
Federal	$(71,070)	$645,116
State	--	12,173
Total Current Provision	(71,070)	657,289
Deferred:
Federal	$(632,992)	$26,920
State	----	----
Total deferred	(632,992)	26,920

Income tax expense/(benefit)	$(704,062)	$684,209

Tax Rate Reconciliation

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory rate is as follows:

	Six Months Ended
	June 30,
	2016	2015
Income tax benefit at federal statutory rate [34%]	$(353,981)	$913,700
Change in other accruals	(50,866)	23,175
Difference between tax and book depreciation	(53,112)	(12,975)
Stock-based compensation	(117,727)	(28,120)
Research and development credits	(57,306)	(571,583)
Domestic production activities deduction	--	(83,411)
Net operating loss carryforward	--	954,581
Tax carryback	--	(511,158)
Provision for 2014 tax return true up	(71,070)	--
Income tax (benefit)/expense	$(704,062)	$684,209

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

Stock options to purchase 159,730 shares of common stock were outstanding and 79,730 were exercisable during the three and six months ended June 30, 2016. Stock options to purchase 259,730 shares were outstanding and 147,230 were exercisable during the three and six months ended June 30, 2015. For the three and six months ended June 30, 2016, none of the outstanding options were included in the earnings per share calculation as their effect would have been anti-dilutive. For the three and six months ended June 30, 2015 all outstanding options were included in the diluted earnings per share calculation because the average market price was higher than the exercise price.

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

Three Months Ended June 30,

2016	CVD	SDC	Eliminations *	Consolidated
Revenue	$3,243,095	$581,710	$(81,023)	$3,743,782
Pretax (loss)	(758,035)	(237,921)		(995,956)

2015
Revenue	$9,969,113	$1,826,896	$(1,361,856)	$10,434,153
Pretax income	846,558	651,637		1,498,195

Six Months Ended June 30,

2016	CVD	SDC	Eliminations *	Consolidated
Revenue	$7,335,877	$1,505,688	$(94,350)	$8,747,215
Pretax (loss)	(1,363,640)	(173,770)		(1,537,410)

2015
Revenue	$18,547,485	$3,230,953	$(1,651,841)	$20,126,597
Pretax income	1,635,645	1,051,699		2,687,344

*All elimination entries represent intersegment revenues eliminated in consolidation for external financial reporting.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

(Unaudited)

NOTE 13:     SUBSEQUENT EVENTS

The Company has included in its financial statements for the three and six months ended June 30, 2016, the results of a negotiated reduction to legal fees and expenses previously accrued in connection with the settlement of the Taiwan Glass litigation. The final negotiated sum was $1.1 million, resulting in a reduction of the amount that was previously billed and accrued and a gain on the statement of operations of $629,000 during the period.

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

Results of Operations

Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015

	Three Months Ended		Change	% Change
	June 30, 2016	June 30, 2015
(In thousands)
Orders	$31,893	$13,142	$18,751	142.7
Order Backlog	31,023	19,270	11,753	61.0

Revenue
CVD (net of eliminations)	$3,241	$9,967	$(6,726)	(67.5)
SDC (net of eliminations)	503	467	36	7.7
Total Revenue	3,744	10,434	(6,690)	(64.1)

Cost of Goods Sold	3,250	6,277	(3,027)	(48.2)

Gross Profit	494	4,157	(3,663)	(88.1)
Gross Margin	13.2%	39.8%

Research and development	72	258	(186)	(72.1)
Selling and shipments	287	274	13	4.7
General and administrative	1,744	2,109	(365)	(17.3)
Gain on settlement	(629)	--	(629)	--
Total operating expenses	1,474	2,641	(1,167)	(44.2)

Operating (loss)/income	(980)	1,516	(2,496)	(164.6)

Other (expense)	(16)	(18)	2	(11.1)

(Loss)/income before taxes	(996)	1,498	(2,494)	(166.5)

Income tax (benefit)/expense	(500)	163	(663)	(406.7)

Net (loss)/income	(496)	1,335	(1,831)	(137.2)

Orders/Order Backlog

We received approximately $31.9 million in new orders, during the three months ended June 30, 2016, including our largest order ever for $29.6 million compared to $13.1 million in new orders received during the three months ended June 30, 2015, an increase of $18.8 million or 143.5%. This resulted in a backlog of $31.0 million as of June 30, 2016 compared to $19.3 million as of June 30, 2015. Approximately $29.5 million or 90.8% of the backlog at June 30, 2016 is a result of multiple orders from one customer compared to $8.4 million or 43.7% of the backlog at June 30, 2015. Timing for completion of the backlog varies depending on the product mix and can be as long as two years. Included in the backlog are all accepted purchase orders, less any amounts which have been previously billed or recognized as a component of our percentage-of-completion calculations. Management utilizes the order backlog to assist it in gauging projected revenues and profits; however, it does not provide an assurance of future achievement of revenues or profits as, for example, order cancellations or delays are possible.

Revenue

Our revenue for the three months ended June 30, 2016 was $3.7 million compared to $10.4 million in revenue for the three months ended June 30, 2015. This decrease of 64.4% was a result of the completion of the large aviation component supplier pilot production contract and the protracted negotiations which caused a delay in receiving the follow-on orders from that same customer. We have received additional multiple orders from that customer representing $3.2 million or 85.7% of our revenue for the three months ended June 30, 2016 compared to $8.0 million of our revenue or 76.7% of our revenue from that same customer for the three months ended June 30, 2015.

Revenue of $500,000 from the SDC division remained the same for both the three months ended June 30, 2016 and 2015 respectively.

Gross Profit

We generated a gross profit of $0.5 million for the three months ended June 30, 2016 compared to a gross profit of $4.2 million for the three months ended June 30, 2015. The gross margin for the three months ended June 30, 2016 was 13.2% compared to 39.8% for the three months ended June 30, 2015. The reduced gross profit and gross margin was the result of the lower revenue and the costs of maintaining production staff in anticipation of the follow-on order from our largest customer.

Research and Development, Selling, General and Administrative Expenses

Internal research and development expenses for the three months ended June 30, 2016 was $72,000 compared to $258,000 for the three months ended June 30, 2015. The reduction in research and development expenses compared to the prior year is due to the reduction of independently conducted research that we funded. Although we continue to invest in research for our products, we have temporarily curtailed the independent activities to reduce spending.

Selling and shipping expenses for each of the three months ended June 30, 2016 and 2015 were $287,000 and $274,000 respectively.

Our general and administrative expenses for the three months ended June 30, 2016 totaled $1,726,000 compared to approximately $2,109,000 during the three months ended June 30, 2015, an 18.2% reduction which was primarily the result of reduced legal fees in the current period compared to the prior year when we were actively involved in settling our legal disputes.

Gain on Settlement

The Company has included in its financial statements for the three months ended June 30, 2016, the results of a negotiated reduction to legal fees and expenses previously accrued in connection with the settlement of the Taiwan Glass litigation. The final negotiated sum was $1.1 million, resulting in a reduction of the amount that was previously billed and accrued and a gain on the statement of operations of $629,000 during the period

Operating (Loss)/Income

As a result of the aforementioned, we incurred a loss from operations of $1.0 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 when we earned $1.5 million from operations.

Income Taxes

For the three months ended June 30, 2016, we did not incur any current income tax expense. Primarily as a result of the operating loss and timing differences of depreciation and stock-based compensation for the three month period we recorded $500,000 of deferred tax benefits which drove our effective tax rate to 50%. We incurred an income tax expense of $163,000 for the three months ended June 30, 2015

Net (Loss)/Income

We reported a net loss of approximately $0.5 million or ($0.08) per share basic and diluted for the three months ended June 30, 2016, compared to net income of approximately $1.3 million or $0.22 per share basic and $0.21 per diluted share for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015

	June 30, 2016	June 30, 2015	Change	% Change
(In thousands)
Orders	$34,163	$18,323	$15,840	86.4
Order Backlog	31,023	19,270	11,753	61.0

Revenue
CVD (net of eliminations)	$7,330	$18,538	$(11,208)	(60.5)
SDC (net of eliminations)	1,417	1,589	(172)	(10.8)
Total Revenue	8,747	20,127	(11,380)	(56.5)

Cost of Goods Sold	6,720	12,210	(5.490)	(45.0)

Gross Profit	2,027	7,917	(5,890)	(74.4)
Gross Margin	23.2%	39.3%

Research and development	154	470	(316)	(67.2)
Selling and shipping	545	588	(43)	(7.3)
General and administrative	3,470	4,136	(666)	(16.1)
Gain on settlement	(629)	--	(629)
Total operating expenses	3,540	5,194	(1,654)	(31.8)

Operating (loss)/income	(1,513)	2,723	(4,236)	(155.6)

Other (expense)	(24)	(36)	12	33.3

(Loss)/income before taxes	(1,537)	2,687	(4,224)	(157.2)

Income tax (benefit)/expense	(704)	684	(1,388)	(203.9)

Net (loss)/income	(833)	2,003	(2,836)	(141.6)

Orders/Order Backlog

During the six months ended June 30, 2016, we received approximately $34.2 million in new orders, including our largest single order in our history which totaled $29.6 million compared to approximately $18.3 million in new orders received during the six months ended June 30, 2015, an increase of $15.9 million or 86.9%. This resulted in a backlog of $31.0 million as of June 30, 2016 compared to $19.3 million as of June 30, 2015. Approximately $29.5 million or 90.8% of the backlog at June 30, 2016 is a result of multiple orders from one customer compared to $8.4 million or 43.7% of the backlog at June 30, 2015. Timing for completion of the backlog varies depending on the product mix and can be as long as two years. Included in the backlog are all accepted purchase orders, less any amounts which have been previously billed or recognized as a component of our percentage-of-completion calculations. Management utilizes the order backlog to assist it in gauging projected revenues and profits; however, it does not provide an assurance of future achievement of revenues or profits as, for example, order cancellations or delays are possible.

Revenue

Revenue for the six months ended June 30, 2016 was $8.7 million compared to $20.1 million for the six months ended June 30, 2015, a decrease of $11.4 million or 56.7%. This decrease was the result of the completion of the large aviation component supplier pilot production contract and the protracted negotiations which caused a delay in receiving the follow-on orders from that same customer. Our largest customer from which we have secured multiple orders represented $6.2 million or 71.3% of our revenue for the six months ended June 30, 2016 compared to $13.3 million or 66.2% of our revenue for the six months ended June 30, 2015 from that same customer.

Gross Profit

For the six months ended June 30, 2016, we generated a gross profit of $2.0 million resulting in a gross profit margin of 23.2% compared to a gross profit of $7.9 million for the six months ended June 30, 2015, which resulted in a gross profit margin of 39.3%. The decreased gross profit we are now experiencing is the result of the lower revenues.

Research and Development, Selling and General and Administrative Expenses

Internal research and development expenses for the six months ended June 30, 2016 were $154,000 compared to $470,000 for the six months ended June 30, 2015. The reduction in research and development expenses compared to the prior year is due to the reduction of independently conducted research that we funded. Although we continue to invest in research for our products, we have temporarily curtailed the independent activities to reduce spending.

Selling and shipping expenses for the six months ended June 30, 2016 and 2015 were $545,000 million and $588,000 million, respectively.

General and administrative expenses totaled $3.5 million and $4.1 million for the six months ended June 30, 2016 and 2015, a decrease of 14.6%. This decrease is primarily attributable to a decrease in legal costs during the current period.

Gain on settlement

The Company has included in its financial statements for the six months ended June 30, 2016, the results of a negotiated reduction to legal fees and expenses previously accrued in connection with the settlement of the Taiwan Glass litigation. The final negotiated sum was $1.1 million, resulting in a reduction of the amount that was previously billed and accrued and a gain on the statement of operations of $629,000 during the period.

Operating Income

As a result of the decreased revenues, we incurred a loss from operations of $1.5 million for the six months ended June 30, 2016 compared to income from operations of 2.7 million for the six months ended June 30, 2015.

Income Taxes

For the six months ended June 30, 2016, we did not incur any current income tax expense, received a refund of $71,000 as a result of an overpayment on the 2015 federal corporate tax return.As a result of the operating loss and timing differences of depreciation and stock-based compensation for the six month period we recorded $633,000 of deferred tax benefits which drove our effective tax rate to 46%. Income tax expense for the six months ended June 30, 2015 amounted to $684,000.

Net (Loss)/Income

We reported a net loss of $0.8 million or $0.13 per share basic and diluted for the six months ended June 30, 2016 compared to net income of $2.0 million or $0.32 per share (basic and diluted) for the six months ended June 30, 2015.

Inflation

Inflation has not materially impacted the operations of our Company.

Liquidity and Capital Resources

Our working capital as of June 30, 2016 and December 31, 2015 was $19.9 million, and cash and cash equivalents of $14.0 million at June 30, 2016, compared to $13.1 million at December 31, 2015, an increase of $0.9 million. The increase in cash and cash equivalents was primarily the result of the timing of both shipments and customer payments on outstanding balances.

Accounts receivable, net, as of June 30, 2016 was $7.7 million compared to $3.1 million at December 31, 2015. One customer represented 87.0% and 44.2% of the balances on June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016 the number of full time employees decreased to 180 employees compared to 192 at December 31, 2015

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

None.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.          Defaults Upon Senior Securities.

None.

Item 4.          Mine Safety Disclosures.

Not Applicable.

Item 5.          Other Information.

None.

Item 6.          Exhibits

The exhibits below are hereby furnished to the SEC as part of this report:

31.1	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 11, 2016.

31.2	Certification of Glen R. Charles, Chief Financial Officer, dated August 11, 2016.

32.1	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 11, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Glen R. Charles, Chief Financial Officer, dated August 11, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

____________

 **Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as  amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of August 2016.

CVD EQUIPMENT CORPORATION

By:	/s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

By:	/s/ Glen R. Charles
Glen R. Charles
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 11, 2016

31.2*	Certification of Glen R. Charles, Chief Financial Officer, Dated August 11, 2016

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 11, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated August 11, 2016 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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