Form 10-Q
period 2016-09-30
CVD EQUIPMENT CORP
filed 2016-11-14
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

Yes  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,324,180 shares of Common Stock, $0.01 par value at November 7, 2016.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$16,636,744	$13,073,331
Accounts receivable, net	7,160,443	3,091,251
Costs and estimated earnings in excess of billings on contracts in progress	3,159,828	4,635,018
Inventories	3,050,758	2,986,430
Restricted cash - current	---	200,000
Deferred income taxes – current	825,215	398,009
Other current assets	258,020	167,056

Total Current Assets	31,091,008	24,551,095

Property, plant and equipment, net	14,217,902	14,793,923
Construction in progress	56,946	33,306

Deferred income taxes – non-current	2,016,239	1,606,830

Restricted cash – non-current	---	200,000

Other assets	75,469	86,215

Intangible assets, net	46,349	60,335

Total Assets	$47,503,913	$41,131,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$298,834	$308,004
Accrued expenses	1,271,934	3,445,880
Current maturities of long-term debt	300,000	580,000
Billings in excess of costs and estimated earnings on contracts in progress	9,130,870	---
Deferred revenue	149,652	307,683
Total Current Liabilities	11,151,290	4,641,567

Long-term debt, net of current portion	3,040,508	3,265,508
Total Liabilities	14,191,798	7,907,075

Commitments and Contingencies	----	----

Stockholders’ Equity
Common stock - $0.01 par value – 10,000,000 shares authorized; issued and outstanding, 6,324,180 at September 30, 2016 and 6,198,135 at December 31, 2015	63,242	61,981
Additional paid-in-capital	23,900,179	22,895,202
Retained earnings	9,348,694	10,267,446
Total Stockholders’ Equity	33,312,115	33,224,629

Total Liabilities and Stockholders’ Equity	$47,503,913	$41,131,704

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$4,883,511	$10,645,824	$13,630,726	$30,772,421

Cost of revenue	3,192,345	6,520,341	9,912,207	18,730,107

Gross profit	1,691,166	4,125,483	3,718,519	12,042,314

Operating expenses
Research and development	150,257	75,484	304,591	545,246
Selling and shipping	261,006	312,400	805,681	900,120
General and administrative	1,675,163	1,871,818	5,145,343	6,007,553
Litigation settlement	---	995,000	---	995,000
Gain on settlement	---	---	(628,905)	---
Total operating expenses	2,086,426	3,254,702	5,626,710	8,447,919

Operating (loss)/income	(395,260)	870,781	(1,908,191)	3,594,395

Other income (expense)
Interest income	7,054	5,894	20,582	17,708
Interest expense	(19,153)	(22,042)	(61,608)	(70,907)
Other income	118,645	--	123,093	781
Total other income/(expense)	106,546	(16,148)	82,067	(52,418)

(Loss)/income before income taxes	(288,714)	854,633	(1,826,124)	3,541,977

Income tax (benefit)/expense	(203,310)	43,550	(907,372)	727,759

Net (loss)/income	$(85,404)	$811,083	$(918,752)	$2,814,218

Basic (loss)/income per common share	$(0.01)	$0.13	$(0.15)	$0.46

Diluted (loss)/income per common share	$(0.01)	$0.13	$(0.15)	$0.45

Weighted average common shares Outstanding-basic	6,323,039	6,171,086	6,269,102	6,169,836

Net effect of potential common share issuance:
Stock options	---	94,119	---	111,516

Weighted average common shares
Outstanding-diluted	6,323,039	6,265,205	6,269,102	6,281,353

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net (loss)/income	$(918,752)	$2,814,218
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Stock-based compensation expense	544,238	556,593
Depreciation and amortization	618,227	636,236
Deferred tax benefit	(836,615)	(331,750)
Provision for doubtful accounts	39,313	32,063
Changes in operating assets and liabilities:
Accounts receivable	(4,108,505)	1,376,880
Costs and estimated earnings in excess of billings on contracts in progress	1,475,190	(13,308)
Inventories, net	(64,328)	1,195,169
Income taxes - current		511,158
Other current assets	(22,669)	90,355
Increases/(decreases) in operating liabilities:
Accounts payable and accrued expenses	(2,251,405)	741,707
Current maturities of long-term debt	(280,000)	(35,000)
Billings in excess of costs and estimated earnings on contracts in progress	9,130,870	(575,482)
Accrued litigation settlement	---	(4,925,000)
Deferred revenue	(158,031)	(254,058)
Total adjustments	4,086,285	(994,437)
Net cash provided by operating activities	3,167,533	1,819,781

Cash flows from investing activities:
Release of restricted cash	200,000	200,000
Capital expenditures	(42,670)	(212,594)
Deposits	1,550	---
Net cash provided by/(used in) investing activities	158,880	(12,594)

Cash flows from financing activities:
Net proceeds from stock options exercised	462,000	--
Payments of long-term debt	(225,000)	(505,000)
Net cash provided by/(used in) financing activities	237,000	(505,000)

Net increase in cash and cash equivalents	3,563,413	1,302,187
Cash and cash equivalents at beginning of period	13,073,331	11,966,863

Cash and cash equivalents at end of period	$16,636,744	$13,269,050

Supplemental disclosure of cash flow information:
Income taxes paid	$101,352	$427,078
Interest paid	$61,608	$70,907

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 1:     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively, “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that can be expected for the year ending December 31, 2016.

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

September 30, 2016

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, "Simplifying the Measurement of Inventory." This update requires an entity that determines the cost of inventory by methods other than last-in, first-out (LIFO) and the retail inventory method (RIM) to measure inventory at the lower of cost and net realizable value. ASU 2015-11 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. Prospective application is required. Early application is permitted as of the beginning of the interim or annual reporting period. The Company does not expect that the adoption of this guidance will have a significant impact on the Company's Consolidated Financial Statements.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes.” This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. ASU 2015-17 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. The Company does not expect that the adoption of this guidance will have a significant impact on the Company’s Consolidated Financial Statements.

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

NOTE 3:     CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit-quality domestic financial institutions and invests its excess cash primarily in savings accounts and money market instruments. The Company performs periodic evaluations of the relative credit standing of all such institutions as it seeks to maintain stability and liquidity. Cash and cash investments at September 30, 2016 and December 31, 2015, exceeded the Federal Deposit Insurance Corporation (“FDIC”) limits by $15.0 million and $12.0 million respectively. The Company sells products and services to various companies across several industries in the ordinary course of business. The Company performs ongoing credit evaluations to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience, evaluation of their credit history and review of the invoicing terms of the contract to determine the financial strength of its customers. The Company also maintains allowances for anticipated losses.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 4:     CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on contracts in progress are summarized as follows:

	September 30, 2016	December 31, 2015

Costs incurred on contracts in progress	$4,847,325	$7,695,281
Estimated earnings	14,091,572	7,635,114
	18,938,897	15,330,395
Less: Billings to date	(24,909,939)	(10,695,377)
	$(5,971,042)	$4,635,018
Included in accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on contracts in progress	$3,159,828	$4,635,018

Billings in excess of costs and estimated earnings on contracts in progress	(9,130,870)	---
	$(5,971,042)	$4,635,018

NOTE 5:      INVENTORIES

Inventories are stated at the lower of cost or net realizable value computed on a first-in, first-out basis and consist of the following:

	September 30, 2016	December 31, 2015

Raw materials	$2,862,560	$2,718,328
Work-in-process	123,972	174,698
Finished goods	64,226	93,404
Totals	$3,050,758	$2,986,430

NOTE 6:     ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $58,000 and $19,000 as of September 30, 2016 and December 31, 2015, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 7:     DEBT

The Company has a revolving credit facility with HSBC Bank, USA, N.A. (“HSBC”) providing up to $7 million, although the Company has never utilized this facility. This credit facility remains available until September 1, 2018. The credit facility also contains certain financial covenants, all of which the Company was in compliance with at September 30, 2016. On August 1, 2016 the Company made the final payment on a $2.1 million term loan that was initially entered into in August 2011. The balance on that term loan at December 31, 2015 was $280,000.

Borrowings under the term loan were initially collateralized by $1,000,000 restricted cash deposits and reduced on each anniversary of the closing date, August 5th by $200,000, provided that, so long as no event of default had occurred and was continuing. The restricted balance which was $200,000 on December 31, 2015 and is reported as a separate line item on the consolidated balance sheet was completely released on May 5, 2016.

Pursuant to the terms of an Accommodation Agreement, we entered into a loan agreement with HSBC in the amount of $6 million, the proceeds of which were used to finance a portion of the purchase price of our headquarters in Central Islip, New York. The loan is secured by a mortgage against our Central Islip facility. The loan is payable in 120 consecutive equal monthly installments of principal of $25,000 plus interest thereon and a final balloon payment. Interest accrues on the loan, at our option, at the variable rate of LIBOR plus 1.75% which was 2.1765 and 2.0670% at September 30, 2016 and December 31, 2015 respectively. The outstanding principal balances on the loan at September 30, 2016 and December 31, 2015 were $3.3 and $3.6 million. The loan matures on March 15, 2022.

NOTE 8:     STOCK-BASED COMPENSATION EXPENSE

During the three and nine months ended September 30, 2016 and September 30, 2015, the Company recorded compensation expense as part of general administrative expense, of $198,000 and $544,000 and $186,000 and $557,000 respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments. This expense was recorded based upon the guidance of ASC 718, “Compensation-Stock Compensation.”

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 9:     INCOME TAXES

The provision for income taxes includes the following:

	Nine Months Ended September 30,
	2016	2015

Current:
Federal	$(71,070)	$1,043,650
State	314	15,859
Total Current Provision	(70,756)	1,059,509
Deferred:
Federal	$(836,616)	$(331,750)
State	----	---
Total deferred	(836,616)	(331,750)
Income tax expense/(benefit)	$(907,372)	$727,759

Tax Rate Reconciliation

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory rate is as follows:

	Nine Months Ended
	September 30,
	2016	2015
Income tax benefit at federal statutory rate [34%]	$(620,882)	$1,204,274
Change in capitalized inventory (Section 263A)
Change in other accruals	(13,537)	32,217
Difference between tax and book depreciation	50,213	(24,312)
Stock-based compensation	(48,993)	(39,234)
Research and development credits	(203,103)	(973,649)
Domestic production activities deduction	---	(109,989)
Net operating loss carryforward	---	954,581
Tax carryback	---	(511,158)
Provision for tax return true up	(71,070)	195,029
Income tax expense	$(907,372)	$727,759

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 10:     EARNINGS PER SHARE (continued)

Stock options to purchase 159,730 shares of common stock were outstanding and 79,730 were exercisable during the three and nine months ended September 30, 2016. Stock options to purchase 259,730 shares were outstanding and 147,230 were exercisable during the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2016, none of the outstanding options were included in the earnings per share calculation as their effect would have been antidilutive. For the three and nine months ended September 30, 2015, all outstanding options were included in the diluted earnings per share calculation because the average market price was higher than the exercise price.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 11:      SEGMENT REPORTING (continued)

Three Months

Ended September 30,

	CVD	SDC	Eliminations *	Consolidated
2016
Assets	$46,147,895	$4,316,826	$(2,960,808)	$47,503,913

Revenue	$4,253,544	$846,696	$(216,729)	$4,883,511
Pretax (loss)	(180,638)	(108,076)		(288,714)

2015
Assets	$41,587,898	$3,826,352	$(2,039,829)	$43,374,421

Revenue	$9,373,890	$1,445,257	$(173,323)	$10,645,824
Pretax income	687,094	167,539		854,633

December 31, 2015
Assets	$39,529,971	$3,619,304	$(2,017,571)	$41,131,704

Nine Months

Ended September 30,

	CVD	SDC	Eliminations *	Consolidated
2016
Revenue	$11,589,421	$2,352,384	$(311,079)	$13,630,726
Pretax income	(1,544,278)	(281,846)		(1,826,124)

2015
Revenue	$27,921,375	$4,676,210	$(1,825,164)	$30,772,421
Pretax income	2,322,739	1,219,238		3,541,977

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

Results of Operations

Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

	Three Months Ended
	September 30, 2016	September 30, 2015	Change	% Change
(In thousands)
Orders	$5,020	$2,863	$2,157	75.3
Order Backlog	31,811	11,487	20,324	176.9

Revenue
CVD (net of eliminations)	$4,254	$9,373	$(5,119)	(54.6)
SDC (net of eliminations)	630	1,273	(643)	(50.5)
Total Revenue	4,884	10,646	(5,762)	(54.1)

Cost of Goods Sold	3,192	6,520	(3,328)	(51.0)

Gross Profit	1,691	4,126	(2,435)	(59.0)
Gross Margin	34.6%	38.8%

Research and development	150	75	75	100.0
Selling and shipments	261	312	(51)	(16.3)
General and administrative	1,675	1,872	(197)	(10.5)
Loss on litigation settlement	---	995	(995)	(100.0)
Total operating expenses	2,086	3,254	(1,168)	(35.9)

Operating (loss)/income	(395)	872	(1,267)	(145.3)

Other income/(expense)	106	(16)	122	762.5

(Loss)/income before taxes	(289)	856	(1,145)	(133.8)

Income tax (benefit)/expense	(204)	44	(248)	563.6

Net (loss)/income	(85)	812	(897)	(110.5)

Orders/Order Backlog

During the three months ended September 30, 2016, we received $5.0 million in new orders, compared to $2.9 million in new orders received during the three months ended September 30, 2015, an increase of $2.1 million or 75.3%. This resulted in a backlog of $31.8 million as of September 30, 2016 compared to $11.5 million as of September 30, 2015. The timing of the receipt of an order is subject to various factors, most of which are not under our control. As a result, our order levels from period to period, tend to be uneven. Order levels attained in one three month period are not necessarily indicative of order levels that will be attained in future periods. $27.1 million or 85.2% of the backlog at September 30, 2016 is a result of multiple orders from one customer compared to $6.1 million or 53.0% at September 30, 2015. However only 8% of the orders received during the three months ended September 30, 2016 were from this customer. Although timing for completion of the backlog varies depending on the product mix and can be as long as two years, we believe a significant portion of our current backlog will be completed within the next twelve months. Included in the backlog are all accepted purchase orders, less any amounts which have been previously billed or recognized as a component of our percentage-of-completion calculations. Management utilizes the order backlog to assist it in gauging projected revenues and profits; however, it does not provide an assurance of future achievement of revenues or profits as, for example, order cancellations or delays are possible.

Revenue

Our revenue for the three months ended September 30, 2016 was $4.9 million compared to $10.6 million for the three months ended September 30, 2015, resulting in a decrease of 54.1%. This decrease was primarily attributable to the protracted negotiations with our customer, a major aviation component supplier, which caused a delay in receiving a large anticipated follow-on order. This customer, from which we have secured multiple orders, represented $2.1 million or 42.9% of our revenue for the three months ended September 30, 2016 compared to $5.3 million or 50.0% of our revenue from that same customer for the three months ended September 30, 2015.

Revenue from the SDC division (net of intercompany eliminations) for the three months ended September 30, 2016 decreased by 50.5% to $630,000 compared to $1,273,000 for the three months ended September 30, 2015 based on the work performed on the decreased level of order activity as discussed above.

Gross Profit

We generated a gross profit of $1.7 million with a gross profit margin of 34.6% for the three months ended September 30, 2016 compared to a gross profit of $4.1 million and a gross profit margin of 38.8% for the three months ended September 30, 2015. The reduced gross profit and gross margin was the result of the lower revenue and the costs associated with maintaining production staff in anticipation of the large follow-on order from our largest customer.

Research and Development, Selling, General and Administrative Expenses

Internal research and development expenses for the three months ended September 30, 2016 amounted to $150,000 compared to $75,000 for the three months ended September 30, 2015, as we increased the level of investment in research and development for our products.

Selling and shipping expenses for the three months ended September 30, 2016 was $261,000 compared to $312,000 for the three months ended September 30, 2015 which represented 5.3% and 2.9% of our revenue for the respective periods. This decrease was attributable to a reduction in personnel.

We incurred approximately $1.7 million of general and administrative expenses or 34.7% of our revenue for the three months ended September 30, 2016 compared to approximately $1.9 million or 17.6% of our revenue during the three months ended September 30, 2015. The decrease in absolute dollars was primarily attributable to a decrease in legal fees in the current period as compared to the prior year which was the result of the settlement of certain legal matters during the period (See below, Litigation Settlement).

Operating (loss)/income

As a result of the aforementioned, we incurred a loss from operations of $395,000 for the three months ended September 30, 2016 compared to income from operations of $871,000 for the three months ended September 30, 2015.

Other income/(expense)

During the three months ended September 30, 2016, we received a payment from our insurance company on a property damage claim the exceeded the repair costs by $119,000.

Income Taxes

For the three months ended September 30, 2016, we did not incur any current income tax expense and recorded $204,000 of deferred tax benefits primarily due to the tax loss that we incurred during the period. Current income tax expense for the three months ended September 30, 2015 was $44,000 as we utilized certain research and development credits that were available to us to minimize taxes.

Net (loss)/income

We reported a net loss of $85,000 or ($0.01) per share basic and diluted for the three months ended September 30, 2016, compared to net income of $812,000 or $0.13 per share basic and diluted for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015

	September 30, 2016	September 30, 2015	Change	% Change
(In thousands)
Orders	$39,183	$21,186	$17,997	84.9
Order Backlog	31,811	11,487	20,324	176.9

Revenue
CVD (net of eliminations)	$11,584	$27,910	$(16,326)	(58.5)
SDC (net of eliminations)	2,047	2,862	(815)	(28.5)
Total Revenue	13,631	30,772	(17,141)	(55.7)

Cost of Goods Sold	9,912	18,730	(8,818)	(47.1)

Gross Profit	3,719	12,042	(8,323)	(69.1)
Gross Margin	27.3%	39.1%

Research and development	305	545	(240)	(44.0)
Selling and shipping	806	900	(94)	(10.4)
General and administrative	5,145	6,008	(863)	(14.4)
Loss on litigation settlement	---	995	(995)	(100.0)
Gain on settlement	(629)	---	(629)
Total operating expenses	5,627	8,448	(2,821)	(33.4)

Operating (loss)/income	(1,908)	3,594	(5,502)	(153.1)

Other income/(expense)	82	(52)	134	257.7

(Loss)/income before taxes	(1,826)	3,542	(5,368)	(151.6)

Income tax (benefit)/expense	(908)	728	1,636	224.7

Net (loss)/income	(918)	2,814	(3,732)	(132.6)

Orders/Order Backlog

During the nine months ended September 30, 2016, we received $39.2 million in new orders compared to $21.2 million in new orders received during the nine months ended September 30, 2015 an increase of $18.0 million or 84.9%. This resulted in a backlog of $31.8 million as of September 30, 2016 compared to $11.5 million as of September 30, 2015. The timing of the receipt of an order is subject to various factors, most of which are not under our control. As a result, our order levels from period to period, tend to be uneven. Order levels attained in one period are not necessarily indicative of order levels that will be attained in future periods. The backlog on September 30, 2016 consists of multiple orders totaling $27.1 million from one customer, or 85.2% of our backlog compared to $6.1 million or 53.0% from that same customer on September 30, 2015 and $29.5 million or 90.8% at June 30, 2016.

Revenue

Our revenue for the nine months ended September 30, 2016, totaled $13.6 million, a decrease of $17.2 million or 55.7% compared to $30.8 million for the nine months ended September 30, 2015. This decrease was primarily attributable to the protracted negotiations with our customer, a major aviation component supplier, which caused a delay in receiving a large anticipated follow-on order. One customer from which we have secured multiple orders represented $8.3 million or 61.0% of our revenue for the nine months ended September 30, 2016 compared to $18.6 million or 60.4% of our revenue for the nine months ended September 30, 2015.

Non-intercompany revenue from the SDC division for the nine months ended September 30, 2016 decreased by 28.5% to $2.0 million compared to $2.9 million for the nine months ended September 30, 2015 based on work performed on the decreased level of order activity and reduced backlog as discussed above.

Gross Profit

During the nine months ended September 30, 2016, we generated a gross profit of $3.7 million resulting in a gross profit margin of 27.3% as compared to the nine months ended September 30, 2015 when our gross profit was $12.0 million with a gross margin of 39.1%. The decrease in gross margin we are currently experiencing is the result of lower revenues and the costs associated with maintaining production staff in anticipation of the large follow-on order from our largest customer which was discussed above.

Research and Development, Selling and General and Administrative Expenses

Internal research and development expenses for the nine months ended September 30, 2016 were $305,000 compared to $545,000 for the nine months ended September 30, 2015. The Company had temporarily curtailed independent research and development activities during the first six months of the current year, however, it has now expanded those activities during the third quarter of 2016.

Selling and shipping expenses for the nine months ended September 30, 2016 and 2015 were $806,000 and $900,000, respectively.

General and administrative expenses totaled $5.1 million and $6.0 million for the nine months ended September 30, 2016 and 2015, respectively, a decrease of 14.4%. The decrease is primarily attributable to a reduction in legal costs during the current period as compared to the nine months ended September 30, 2015.

Gain on Settlement

The Company has included in its financial statements for the nine months ended September 30, 2016, the results of a negotiated reduction to legal fees and expenses previously accrued in connection with the settlement of the Taiwan Glass litigation. The final negotiated sum was $1.1 million, resulting in a reduction of the amount that was previously billed and accrued and a gain on the statement of operations of $629,000 during the period.

Litigation Settlement

Pursuant to a settlement agreement, in September, 2015, the Company paid the sum of $995,000 to Development Specialists, Inc., an Illinois corporation, solely in its capacity as assignee for the benefit of creditors of CM Manufacturing, Inc., f/k/a Stion Corporation, a Delaware corporation in full settlement and satisfaction of all claims asserted in a previously disclosed proceeding. Each party released all claims of any nature which it had against the other.

Operating (Loss)/Income

As a result of the decreased revenues, we incurred a loss from operations of $1.9 million for the nine months ended September 30, 2016 compared to income from operations of $3.6 million for the nine months ended September 30, 2015.

Other Income/(Expenses)

During the nine months ended September 30, 2016, we received a payment from our insurance company on a property damage claim the exceeded the repair costs by $119,000.

Income Taxes

For the nine months ended September 30, 2016, we did not incur any current income tax expense, received a refund of $71,000 as a result of an overpayment on the 2015 federal corporate tax return and recorded $837,000 of deferred tax benefits primarily due to the tax loss we incurred for the current period. Current income tax expenses for the nine months ended September 30, 2015 amounted to $700,000.

Net (Loss)/Income

We reported a net loss of $0.9 million or ($0.15) per share basic and diluted for the nine months ended September 30, 2016 compared net income of $2.8 million or $0.46 per share basic and $0.45 per share diluted for the nine months ended September 30, 2015.

Inflation

Inflation has not materially impacted the operations of our Company.

Liquidity and Capital Resources

As of September 30, 2016 and December 31, 2015, our working capital was $19.9 million. As of September 30, 2016 our cash and cash equivalents were $16.6 million, compared to $13.1 million at December 31, 2015, an increase of $3.5 million. This increase was primarily the result of customer payments on outstanding balances during this nine month period.

Accounts receivable, net, as of September 30, 2016 and December 31, 2015 were $7.2 million and $3.1 million respectively. One customer represented 84% and 40% of the balances on September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016, the number of full time employees decreased to 177 employees compared to 192 at December 31, 2015.

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

None.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.          Defaults Upon Senior Securities.

None.

Item 4.          Mine Safety Disclosures.

Not Applicable.

Item 5.          Other Information.

None.

Item 6.          Exhibits

The exhibits below are hereby furnished to the SEC as part of this report:

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 14, 2016.

31.2*	Certification of Glen R. Charles, Chief Financial Officer, dated November 14, 2016.

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 14, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated November 14, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

*	Filed herewith

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 2016.

CVD EQUIPMENT CORPORATION

By:	/s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

By:	/s/ Glen R. Charles
Glen R. Charles
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 14, 2016.

31.2*	Certification of Glen R. Charles, Chief Financial Officer, dated November 14, 2016.

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 14, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated November 14, 2016, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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