Form 10-K
period 2016-12-31
CVD EQUIPMENT CORP
filed 2017-03-30
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months/(or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $44,511,547 at June 30, 2016

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 6,363,690 shares of Common Stock, $0.01 par value at March 15, 2017.

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

Item 1.          Description of Business.

The use of the words “CVD,” “we,” “us” or “our” refers to CVD Equipment Corporation, a New York corporation incorporated on October 13, 1982, and its wholly owned subsidiaries, CVD Materials Corporation (including its wholly owned subsidiary CVD Tantaline ApS, collectively “CVD Materials”) and FAE Holdings 411519R LLC, except where the context otherwise requires.

We design, develop and manufacture a broad range of chemical vapor deposition, gas control and other state-of-the-art equipment and process solutions used to develop and manufacture materials and coatings for research and industrial applications. This equipment is used by our customers to research, design, and manufacture these materials or coatings for aerospace engine components, medical implants, semiconductors, solar cells, smart glass, carbon nanotubes, nanowires, LEDs, MEMS and other applications. Through CVD Materials and our Application Laboratory, we provide material coatings, process development support and process startup assistance with the focus on enabling tomorrow’s technologiesTM.

Based on more than 34 years of experience, we use our engineering, manufacturing and process development to transform new applications into leading-edge manufacturing solutions. This enables university, research and industrial scientists at the cutting edge of technology to develop next generation aerospace, medical, solar, nano, LEDs, semiconductors and other electronic components. We develop, manufacture and provide equipment for research and production based on our proprietary designs. We have built a significant library of design expertise, know-how and innovative solutions to assist our customers in developing these intricate processes and to accelerate their commercialization. This library of solutions, along with our vertically integrated manufacturing facilities, allows us to provide superior design, process and manufacturing solutions to our customers on a cost effective basis.

Our strategy is to target opportunities in the research and development and production equipment market, with a focus on higher-growth applications such as aerospace, medical, solar, smart glass, carbon nanotubes, nanowires, graphene, MEMS and LEDs. To expand our penetration into these growth markets, we have developed a line of proprietary standard products and custom systems. Historically, we manufactured products on a custom, one-at-a-time basis to meet an individual customer’s specific research requirements. Our new proprietary systems leverage the technological expertise that we have developed through designing these custom systems onto a standardized basic core. This core is easily adapted through a broad array of available add-on options to meet the diverse product and budgetary requirements of the research community. By manufacturing the basic core of these systems in higher volumes, we are able to reduce both the cost and delivery time for our systems. These systems, which we market and sell under the EasyTube® product line, are sold to researchers at universities, research laboratories, and startup companies in the United States and throughout the world.

Sales of our proprietary standard, custom systems and process solutions have been driven by our installed customer base, which includes several Fortune 500 companies. The strong performance and success of our products has historically driven repeat orders from existing customers, as well as business from new customers. However, with our proprietary solutions and expanded focus on “accelerating the commercialization of tomorrow’s technologies”TM we have been developing a new customer base in addition to growing with our existing customers. We have generally gained new customers through word of mouth, limited print advertising and trade show attendance. We are now also gaining new customers by their awareness of our company in the marketplace with results from our Application Laboratory, partnerships with startup companies, increased participation in trade shows and expanded internet advertising.

The core competencies we have developed in equipment and software design, as well as in systems manufacturing and process solutions, are used to engineer our finished products and to accelerate the commercialization path of our customer base. Our proprietary-real-time, software allows for rapid configuration, and provides our customers with powerful tools to understand, optimize and repeatedly control their processes. Our vertically integrated structure allows us to control the manufacturing process, from bringing raw metal and components into our manufacturing facilities to shipping out finished products. These factors significantly reduce cost, improve quality and reduce the time it takes from customer order to shipment of our products. Our Application Laboratory allows selected customers to test their process tools in our Application Laboratory and to work together with our scientists and engineers to optimize process performance.

Business Developments

On December 16, 2016, we purchased certain assets formerly owned by Tantaline A/S of Nordborg, Denmark (“Tantaline A/S”) through our wholly owned subsidiary, CVD Materials. Formed in 2007, as a spin off from The Danfoss Group, Tantaline A/S established itself as a leader in the commercialization of tantalum treated parts for corrosion resistance. We have now established in Denmark a new and wholly owned CVD subsidiary operating under the name Tantaline CVD ApS (“Tantaline”).

This asset acquisition was a significant step in our strategic plan to leverage our equipment know-how and proven ability to scale up deposition processes into offering high value added materials, products and services. This innovative tantalum chemical vapor technology, called Tantaline® treatment, is used to create a tantalum surface alloy on parts including valves, fittings, autoclaves, process chambers, flow reactors, fasteners, mixers, flowmeters, and medical devices, as well as other parts that are prone to corrosion in harsh environments. These parts are used across a broad range of industries including chemical processing, oil & gas, mining, pharmaceutical, and medical. In hot corrosive acidic environments (>150°C) such as sulfuric, nitric, and hydrochloric acids, Tantaline® treated parts outperform most high priced specialty alloys nearly at the level of more expensive solid tantalum parts. Tantaline® treatment therefore provides solid tantalum like superior corrosion resistance at a lower part cost. We believe that the acquisition of these assets will further CVD’s corrosion resistant technology and applications base and provide access to new markets and applications. Additionally, sales and manufacturing operations in Denmark expand our geographic footprint.

Operating Units

In 2016, we conducted our operations through two divisions: (1) CVD/First Nano, and (2) Stainless Design Concepts (“SDC”). Each division operates with divisional management supported by product development, sales and administration which are managed at the corporate level.

With the acquisition of certain assets formerly owned by Tantaline A/S, we set up Tantaline, a wholly owned subsidiary of CVD Materials where we operate a facility in Denmark. There was minimal activity in 2016 and is included in CVD/First Nano.

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

Chemical Vapor Deposition Systems - Used in a variety of models for laboratory research and production. All models are offered with total system automation, a microprocessor control system by which the user can measure, predict and regulate gas flow, temperature, pressure and chemical reaction rates, thus controlling the process in order to enhance the quality of the materials produced. Our standard microprocessor control system is extremely versatile and capable of supporting the complete product line and most custom system requirements. These chemical vapor deposition systems are typically priced between $80,000 and $1,500,000, but can go significantly higher.

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

Given the complexity of some of the systems we sell, revenue from a single customer in any one year can exceed 10.0% of our total sales. In fiscal years 2016 and 2015 one customer represented 45.3% and 49.6% of our annual revenues respectively. Another customer represented 13.7% of our annual revenues for 2015. The loss of current key customers, if not replaced by others, may have a material adverse effect on our business and financial condition.

For the twelve months ended December 31, 2016, approximately 11.9% of our revenues were generated by sales to customers outside the U.S., compared to 9.0% for the twelve months ended December 31, 2015.

Warranties

Warranties on our equipment can range up to twenty-four months from shipment and we pass along any warranties from original manufacturers of components used in our products. We provide service and support for our installed base of equipment with in-house field service personnel. Warranty costs, including those incurred in fiscal years 2016 and 2015, have been historically insignificant and expensed as incurred.

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

Backlog

As of December 31, 2016, our order backlog was approximately $27.8 million compared to approximately $6.1 million at December 31, 2015, an increase of $21.7 million, or 355.7%. We received approximately $42.6 million in orders for the twelve months ended December 31, 2016 compared to $24.0 million in orders for the twelve months ended December 31, 2015, an increase of $18.6 million or 77.5%. The CVD/First Nano division received orders totaling $39.9 million and the SDC division received $2.7 million. The December 31, 2016 backlog consists of $23.3 million or 84% from one customer as a result of multiple orders that are still in process. The increase in backlog is related to an increase in orders, as we focus on new opportunities with new and existing customers. The timing for completion of the backlog varies depending on the product mix and can be as long as two years. Included in the backlog are all accepted purchase orders with the exception of those that are included in our percentage-of-completion. Order backlog is usually a reasonable management tool to indicate expected revenues and projected profits, however, it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

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

In 2016, we incurred approximately $2.4 million in research and development expenses of which $434,000 was independent of external customer orders compared to 2015, when we incurred $1.8 million of research and development expenses, $605,000 of which was independent of external customer orders.

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

Insurance

Our products are used in our customers’ manufacturing processes which in some cases contain explosive, flammable, corrosive and toxic gases. There are potential exposures to personal injury as well as property damage, particularly if operated without regard to the design limits of the systems and components. Additionally, the end products of some of our customers are used in areas such as aerospace and high tech devices where safety is of great concern. Management reviews its insurance coverage on an annual basis or more frequently if appropriate and we believe we have the types and amounts of insurance coverage that are sufficient for our business.

Employees

At December 31, 2016, we had 173 employees, with all but one being full time personnel. We had 95 people in manufacturing, 32 in engineering (including research and development and efforts related to product improvement) 7 in field service, 10 in sales and marketing and 29 in general management, maintenance and administration.

Item 1A.     Risk Factors

In addition to the other information set forth in this Annual Report on Form 10-K, our shareholders should carefully consider the risk factors described below. The risks set forth below may not be the only risk factors relating to the company. Any of these factors, many of which are beyond our control, could materially adversely affect our business, financial condition, operating results, cash flow and stock price.

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

In fiscal 2016, approximately 53.5% of our net sales was accounted for by 2 customers. We expect that contracts or orders from a relatively limited number of customers will continue to account for a substantial portion of our business. The mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If any of our significant customers do not place orders, or they substantially reduce, delay or cancel orders, we may not be able to replace the business in a timely manner or at all, which could have a material adverse effect on our results of operations and financial condition. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us.

The conditions of the markets in which we operate are volatile. The demand for our products and the profitability of our products can change significantly from period to period as a result of numerous factors.

The industries in which we operate are characterized by ongoing changes, including:

●	the availability of funds for research and development;

●	global and regional economic conditions;

●	governmental budgetary and political constraints;

●	changes in the capacity utilization and production volume for research and industrial applications in the markets in which we operate;

●	the profitability and capital resources of manufacturers in the markets in which we operate; and

●	changes in technology.

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

Our business depends on timely supply of equipment, services and related products that meet the rapidly changing technical and volume requirements of our customers. Some key parts to our products are subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers. Cyclical industry conditions and the volatility of demand for manufacturing equipment increase capital, technical, operational and other risks for us and for companies throughout our supply chain. Further, these conditions may cause some suppliers to scale back operations, exit businesses, merge with other companies, or file for bankruptcy protection and possibly cease operations. We may also experience significant interruptions of our manufacturing operations, delays in our ability to deliver products or services, increased costs or customer order cancellations as a result of:

●	The failure or inability of suppliers to timely deliver sufficient quantities of quality parts on a cost-effective basis;
●	Volatility in the availability and cost of materials, including rare earth elements;
●	Difficulties or delays in obtaining required import or export approvals;
●	Information technology or infrastructure failures; and
●	Natural disasters or other events beyond our control (such as earthquakes, floods or storms, regional economic downturns, pandemics, social unrest, political instability, terrorism, or acts of war).

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

Our backlog, largely consists of orders for customized systems including our chemical vapor deposition equipment and annealing and diffusion furnaces which are built to client specifications. These customized systems can have prices that range from $100,000 to several million dollars, depending on the configuration, specific options included and any special requirements of the customer.  Because our orders are subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor does our backlog provide any assurance of achievement of revenues or that we will realize a profit from completing these orders.  Since revenues on long-term contracts are recognized by the percentage-of-completion method, if a contract is canceled, we may have to reverse revenue at such time. Our financial position and results of operations could be materially and adversely affected should any large system order be cancelled prior to shipment, or not be accepted by the customer due to alleged non-conformity with product specifications or otherwise. Likewise, a significant change in the liquidity or financial position of any of our customers that purchase large systems, could have a material impact on the collectability of our accounts receivable and our future operating results.  Our backlog does not provide any assurance that we will realize a profit from those orders, or indicate in which period revenue will be recognized.

Our success is highly dependent on the technical, sales, marketing and managerial contributions of key individuals, including Leonard A. Rosenbaum, Chairman of the Board of Directors, Chief Executive Officer and President, and we may be unable to retain these individuals or recruit others.

We depend on our senior executives, including Leonard A. Rosenbaum, our Chairman of the Board of Directors, Chief Executive Officer and President, and certain key managers as well as, engineering, research and development, sales, marketing and manufacturing personnel, who are critical to our business. We do not have long-term employment agreements with our key employees. We presently have a key person life insurance policies on the life of Leonard A. Rosenbaum, for a total insured amount of $5 million, which may not be sufficient to cover our loss of Mr. Rosenbaum’s services. Furthermore, larger competitors may be able to offer more generous compensation packages to our executives and key employees, and therefore we risk losing key personnel to those competitors. If we were to lose the services of any of our key personnel, our engineering, product development, manufacturing and sales efforts could be slowed. We may also incur increased operating expenses, and be required to divert the attention of our senior executives to search for their replacements. The integration of any new personnel could disrupt our ongoing operations.

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

In December 2016, we purchased certain assets formally owned by Tantaline A/S, which we incorporated into a facility in Denmark which is operated by our subsidiary, Tnataline CVD ApS. We continually evaluate potential acquisitions of businesses and technologies, and we consider targeted acquisitions that expand our core competencies to be an important part of our future growth strategy.  In the past, we have made acquisitions of other businesses with synergistic products, services and technologies, and plan to continue to do so in the future.  Acquisitions involve numerous risks, which include but are not limited to:

●

difficulties and increased costs in connection with the integration of the personnel, operations, technologies, services and products of the acquired companies into our existing facilities and operations;

●	diversion of management’s attention from other operational matters;
●	failure to commercialize the acquired technology;
●	the potential loss of key employees of the acquired companies
●	lack of synergy, or inability to realize expected synergies, resulting from the acquisitions;
●	the risk that the issuance of our common stock, if any, in an acquisition or merger could be dilutive to our shareholders;
●	the inability to obtain and protect intellectual property rights in key technologies;
●	the acquired assets becoming impaired as a result of technological advancements or worse-than-expected performance of the acquired assets.

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

During the year ended December 31, 2016, 11.9% of our revenues came from foreign exports as compared with 9.0% for the year ended December 31, 2015.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.          Description of Property.

Owned Locations	Size (sf)	Division	Mortgage/Loan	Principal use
Central Islip, NY	130,000	CVD/First Nano	Yes	Corporate: R&D; Mfg.

Saugerties, NY	22,000	SDC	Yes	Admin; Mfg.

Leased Locations	Size (sf)	Subsidiary	Lease term	Principal use
Nordborgvej,
Denmark	7,793	Tantaline AsP	5 Years	Process coatings; admin

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

	High	Low
Year Ended December 31, 2016:
1st Quarter	$9.95	$7.79
2nd Quarter	8.74	6.27
3rd Quarter	9.27	8.33
4th Quarter	8.83	7.70

	High	Low
Year Ended December 31, 2015:
1st Quarter	$16.48	$13.05
2nd Quarter	13.62	10.52
3rd Quarter	12.94	9.80
4th Quarter	13.18	9.70

As of March 22, 2017 there were approximately 83 holders of record and approximately 1,226 beneficial owners of our common stock, and the closing sales price of our common stock as reported on the NASDAQ Capital Market was $10.17

Dividend Policy

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

Equity Compensation Plan Information Table

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders	284,730	$8.40	237,200
Equity compensation plans not approved by security holders	--	N/A	--

Total	284,730	$8.40	237,200

(1)	Reflects aggregate options and restricted stock awards outstanding under our 1989 Key Employee Stock Option Plan, 2001 Stock Option Plan and 2007 Share Incentive Plan.

(2)	Calculation is exclusive of the value of any unvested restricted stock awards.

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

Based on more than 34 years of experience, we use our engineering, manufacturing and process development to transform new applications into leading-edge manufacturing solutions. This enables university, research and industrial scientists at the cutting edge of technology to develop next generation chemical vapor deposited products for use in solar, nano materials, LEDs, semiconductors and other applications. We also develop and manufacture research and production equipment based on our proprietary designs. We have built a significant library of design expertise, know-how and innovative solutions to assist our customers in developing these intricate processes and to accelerate their commercialization of chemically deposited materials. This library of solutions, along with our vertically integrated manufacturing facilities, allows us to provide superior design, process and manufacturing solutions to our customers on a cost effective basis.

Results of Operations

Twelve Months Ended December 31, 2016 vs Twelve Months Ended December 31, 2015

	Twelve Months Ended
	December 31
	2016	2015	Change	% Change
Revenue
CVD (net of eliminations)	$18,560	$35,461	$(16,901)	(47.7)
SDC (net of eliminations)	2,395	3,504	(1,109)	(31.6)
Total Revenue	20,955	38,965	(18,010)	(46.2)

Cost of Goods Sold	13,851	23,820	(9,969)	(41.9)

Gross Profit	7,104	15,145	(8,041)	(53.1)
Gross Margin	33.9%	38.9%		(5.0)

Research & Development	434	605	(171)	(28.3)
Selling and Shipping	1,098	1,208	(110)	(9.1)
General & Administrative	6,926	7,745	(819)	(10.6)
	8,458	9,558	(1,100)	(11.5)
Litigation settlement	---	995	(995)
Gain on settlement	(629)	---	(629)
Total Operating expenses	7,829	10,553	(2,724)	(25.8)

Operating (loss)/income	(724)	4,592	5,316	115.8

Other income/(expense)	71	(67)	138	206.0

(Loss)/income before taxes	(653)	4,525	(5,178)	114.4

Income tax (benefit)/expense	(504)	1,320	(1,824)

Net (loss)/income	(149)	3,205	(3,354)	104.6

Net (loss)/income per share
Basic	(0.02)	0.52
Diluted	(0.02)	0.51

Revenue

Our revenue for the year ended December 31, 2016 was $21 million compared to $39 million for the year ended December 31, 2015, resulting in a decrease of 46.2%. This decrease was primarily attributable to the protracted negotiations with a customer, a major aviation component supplier, which caused a delay in receiving a large anticipated follow-on order. The revenue contributed for the year ended December 31, 2016, by the CVD/First Nano division, of $18.6 million, which totaled 88.6% of our overall revenue, was 47.7% or $16.9 million less than the division’s $35.5 million contribution made in the prior year, which totaled 91% of our overall revenue.

Annual revenue for the SDC division decreased to $2.4 million in 2016 compared to $3.5 million in 2015. This was a result of a general slowdown in the industry. However, we are beginning to see an increase in activity, as some of the expected orders from earlier are now being received. The SDC division represented 11.4% and 9% of our total revenue during the years ended December 31, 2016 and December 31, 2015 respectively.

Gross Profit

Gross profit for the year ended December 31, 2016 amounted to $7.1 million, with a gross profit margin of 33.9%, compared to a gross profit of $15.1 million and a gross profit margin of 38.9% for the year ended December 31, 2015. The reduced gross profit and gross margin was the result of the lower revenue and the costs associated with maintaining production staff in anticipation of the large follow-on order from our largest customer.

Research and Development, Selling and General and Administrative Expenses

Due to the technical development required on our custom orders, our research and development team and their expenses are charged to costs of goods sold when they are working directly on a customer project. When they are not working on a customer project they work in our Application Laboratory and their costs are charged to research and development. In 2016, we incurred $0.4 million of internal research and development costs compared to $0.6 million of internal research and product development expenses incurred in 2015. The Company had temporarily curtailed independent research and development activities during the first six months of 2016, however, it has begun to expand those activities during the last half of the year.

Selling and shipping expenses were $1.1 million or 5.2% of the revenue for the year ended December 31, 2016 compared to $1.2 million or 3.1% for the year ended December 31, 2015. The decrease in actual expenses was a result of reduced personnel and shipping costs in the current period. The increase as a percentage of revenue was due to the reduced revenues for the current year.

General and administrative expenses for the year ended December 31, 2016 were $6.9 million compared to $7.7 million during the year ended December 31, 2015, a decrease of $0.8 million. In 2016, we incurred general legal fees of $75,000 compared to $619,000 in legal fees related to litigation that was settled in 2015.

Litigation Settlement

Pursuant to a settlement agreement, in September 2015, the Company paid the sum of $995,000 to Development Specialists, Inc. an Illinois corporation, solely in its capacity as assignee for the benefit of creditors of CM Manufacturing, Inc., f/k/a Stion Corporation, a Delaware corporation in full settlement and satisfaction of all claims asserted in a previously disclosed proceeding. Each party released all claims of any nature which it had against the other.

Gain on Settlement

The Company has included the results of a negotiated reduction to legal fees and expenses in connection with the settlement of the previously disclosed Taiwan Glass litigation. The final negotiated sum was $1.1 million, resulting in a reduction of the amount that was previously billed and accrued and a gain on the statement of operations of $629,000 during the period.

Operating (Loss)/Income

As a result of the decreased revenues, we incurred a loss from operations of $0.7 million for the year ended December 31, 2016 compared to operating income of $4.5 million for the year ended December 31, 2015.

Other Income/(Expenses)

During the year ended December 31, 2016, we received a payment from our insurance company on a property damage claim that exceeded the repair costs by $119,000.

Income Taxes

For the twelve months ended December 31, 2016, we recorded an income tax benefit of approximately $504,000. This is primarily the result of available research and development and other tax credits to a pre-tax loss of $654 as compared to an income tax expense of $1.3 million on pre-tax income of $4.5 million for the twelve months ended December 31, 2015.

Net (Loss)/Income

As a result of the foregoing factors, for the year ended December 31, 2016, we incurred a net loss of $149,000 or $(0.02) per diluted share compared to net income of $3.2 million or $0.51 per diluted share for the year ended December 31, 2015.

Inflation

Inflation has not materially impacted our operations.

Liquidity and Capital Resources

As of December 31, 2016, we had aggregate working capital of $20.5 million compared to aggregate working capital of $19.9 million at December 31, 2015 and had available cash and cash equivalents of $21.7 million, compared to $13.1 million, in cash and cash equivalents at December 31, 2015. The increase in working capital of $0.6 million is primarily attributable to an increase in cash that was partially offset by a reduction in costs and estimated earnings in excess of billings on contracts in progress as well as an increase in billings in excess of costs and estimated earnings on contracts in progress. Net cash increased by $8.6 million as a result of cash provided by operating activities of $8.8 million which was primarily attributed to an increase in billings in excess of costs and estimated earnings on contracts in progress. Net cash used in investing activities was $0.4 million.

Accounts receivable, net of allowance for doubtful accounts, decreased by $2.5 million or 80.6% at December 31, 2016 to $0.6 million compared to $3.1 million at December 31, 2015. This decrease is principally due to the timing of shipments and customer payments.

Inventories as of December 31, 2016 were approximately $3.3 million representing an increase of approximately $0.2 million or 6.5% compared to the balance of approximately $3.1 million as of December 31, 2015

We maintain a revolving credit facility with HSBC Bank, USA, N.A. (“HSBC”) providing up to $7 million, although we have never utilized this facility. This credit facility remains available until September 1, 2018. The credit facility also contains certain financial covenants, all of which we were in compliance with at December 31, 2016.

On August 1, 2016 we made the final payment on a $2.1 million term loan that was initially entered into in August 2011. The balance on that term loan at December 31, 2015 was $280,000.

The Company has a loan agreement with HSBC which is secured by a mortgage against our Central Islip facility. The loan is payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity in March 2022. The balances as of December 31, 2016 and December 31, 2015 were approximately $3.3 million and $3.6 million respectively. Interest accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% which was 2.1765% and 1.9455% at December 31, 2016 and 2015 respectively.

On December 16, 2016, we purchased certain assets formerly owned by Tantaline A/S of Nordborg, Denmark through our wholly owned subsidiary, CVD Materials Corporation. Formed in 2007, as a spin off from The Danfoss Group, Tantaline A/S established itself as a leader in the commercialization of tantalum treated parts for corrosion resistance. We have now established in Nordborg a new and wholly owned CVD subsidiary operating under the name Tantaline CVD ApS (“Tantaline”).

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

Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets.” If the asset is determined to be impaired, the impairment loss is measured on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value. We had no recorded long-lived asset impairment charges in the statement of operations during each of the years ended December 31, 2016 and 2015.

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

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.      Controls and Procedures.

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2016. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2016, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013)”. Management concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on the criteria established by the COSO Internal Control Framework.

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

Director Service on other Boards

Lawrence J. Waldman has served as a director of Bovie Medical Corporation (“Bovie”) since 2011 and is currently the Chair of the Audit Committee and Lead Independent Director of Bovie’s Board. Mr. Waldman serves as a member of the Board of Directors of Northstar/RXR Metro Income Fund, a non-traded Real Estate Investment Trust, and has served as a member of its Audit Committee since 2014. Mr. Waldman also serves as a member of the Board of Directors of Comtech Telecommunications, Corp. since August of 2014, and has served as the Chairman of the Audit Committee since December 2015.

Raymond A. Nielsen has been a member of the Board of Directors of Bridgehampton National Bank and Bridge Bancorp Inc., its parent holding company since 2013. He currently serves on the Compensation Committee, Corporate Governance and Nominating Committee as well as on the ALCO and Loan Committees and the Compliance BSA & CRA Committee.

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

The following table sets for the names, ages and positions with the Company of each of our directors and executive officers, as of March 22, 2017.

Name	Age	Position(s) with the Company
Leonard A. Rosenbaum	71	Chairman of the Board of Directors, Chief Executive Officer, President

Martin J. Teitelbaum	66	Director, General Counsel and Assistant Secretary
Conrad J. Gunther	70	Director, Chairperson-Audit Committee
Lawrence J. Waldman	70	Director, Chairperson-Compensation Committee
Raymond A. Nielsen	66	Director, Chairperson-Nominating, Governance and
		Compliance Committee
Glen R. Charles	63	Chief Financial Officer, Secretary
Steven Aragon	55	Chief Operating Officer
Karlheinz Strobl	57	Vice President of Business Development
William S. Linss	59	Vice President of Operations-CVD/First Nano Division
Kevin R. Collins	51	Vice President and General Manager-SDC Division
Emmanuel Lakios	55	Vice President of Sales and Marketing

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

Lawrence J. Waldman

Lawrence J. Waldman was appointed a member of the Board of Directors on October 5, 2016. Mr. Waldman has over forty years of experience in public accounting. He joined First Long Island Investors LLC, an investment and wealth management firm, as a Managing Director in May 2016. Prior to that Mr. Waldman served as an advisor to the accounting firm of EisnerAmper LLP, where he was previously the Partner-in-Charge of Commercial Audit Practice Development for Long Island since September 2011. Prior to joining EisnerAmper LLP, Mr. Waldman was the Partner-in-Charge of Commercial Audit Practice Development for Holtz Rubenstein Reminick, LLP from July 2006 to August 2011. Mr. Waldman was the Managing Partner of the Long Island office of KPMG LLP from 1994 through 2006, the accounting firm where he began his career in 1972. Mr. Waldman has served as a director of Bovie Medical since 2011 and he is currently the Chair of the audit committee and Lead Independent Director of the Board. Mr. Waldman serves as a member of the Board of Directors of Northstar/RXR Metro Income Fund, a non-traded Real Estate Investment Trust, and has served as a member of its audit committee since 2014. Mr. Waldman was elected to the Board of Directors of Comtech Telecommunications Corp. in August of 2015, and since December 2015, serves as Chair of its Audit Committee. Mr. Waldman is also a member of Supervisory Committee of Bethpage Federal Credit Union. Mr. Waldman also serves as a member of the State University of New York's Board of Trustees and as chair of its audit committee. He previously served as the Chairman of the Board of Trustees of the Long Island Power Authority and as Chair and a member of the finance and audit committee of its Board of Trustees. Mr. Waldman is a Certified Public Accountant.

Raymond Nielsen

Raymond Nielsen was appointed a member of the Board of Directors on October 5, 2016. Mr. Nielsen is currently the Director of Finance for The Beechwood Organization and has been responsible for Project and Corporate Finance including Strategic Planning Initiatives since 2014. He has been a member of the Board of Directors of Bridgehampton National Bank and Bridge Bancorp Inc., its Parent holding company since 2013, serving on the Compensation Committee, Corporate Governance & Nominating Committee, ALCO, Loan, and the Compliance, BSA & CRA Committees. Mr. Nielsen is the former CEO of Reliance Federal Savings Bank and Herald National Bank, and a 45 year veteran of the banking industry. Mr. Nielsen also served as a Director of North Fork Bancorporation and its subsidiary North Fork Bank for 6 years where he chaired both the Compensation Committee and Audit Committee as well as having served as Lead Independent Director. Mr. Nielsen’s extensive public company, banking and real estate development experience will provide a valuable resource to the Board of Directors and Executive Management.

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

Emmanuel Lakios

Mr. Lakios has over thirty (30) years of experience serving the semiconductor, data storage and optical device industries and is the holder of several patents in the field of process equipment and device structure. From 2015 until earlier this year, Mr. Lakios was the President and Chief Executive Officer at Sensor Electronic Technology, Inc., overseeing that company’s transition from R&D to a leading global commercial UV LED supplier. From 2003 to 2011 he was the Executive Vice President of Field Operations and President and Chief Operating Officer at Imago Scientific, bringing it from pre-revenue to a commercial leadership position in the 3D atomic scale tomography field. Mr. Lakios was previously employed at Veeco Instruments Inc. from 1984 until 2003, where he held several positions, including President of the Process Equipment Group and Executive Vice President of Field Operations. He has been involved in several acquisitions and numerous product line launches. He received his BE in Mechanical Engineering with focus in Material Science from SUNY Stony Brook in 1984.

Code Of Ethics

We have adopted a Corporate Code of Conduct and Ethics that applies to our employees, senior management and Board of Directors, including the Chief Executive Officer and Chief Financial Officer. The Corporate Code of Conduct and Ethics is available on our website, http://www.cvdequipment.com, by clicking on “About Us” and then clicking on “Corporate Overview.”

Audit Committee

Our Board of Directors has an Audit Committee that currently consists of Conrad J. Gunther, Lawrence J. Waldman and Raymond A. Nielsen. During the fiscal year ended December 31, 2016, the Audit Committee held four meetings. Pursuant to the Audit Committee Charter, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and each such independent auditor shall report directly to the Committee. The Audit Committee also reviews with management and the independent auditors, our annual audited financial statements (including the disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the scope and results of annual audits and the audit and non-audit fees of the independent registered public accounting firm. Furthermore, the Audit Committee reviews the adequacy of our internal control procedures, the structure of our financial organization and the implementation of our financial and accounting policies. Messrs. Gunther, Waldman and Nielsen are “independent” under the requirements of the NASDAQ Stock Market.

The Board of Directors has determined that each of Messrs. Gunther and Waldman is an “audit committee financial expert” as that term is defined in the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors, officers and ten percent shareholders. To our knowledge, based solely on our review of (a) the copies of such reports and amendments thereto furnished to us and (b) written representations that no other reports were required, during our fiscal year ended December 31, 2016, all of the filings for our officers, directors and ten percent shareholders were made on a timely basis with the following exceptions: Lawrence Firestone, a former director of the Company, filed two late Form4’s; Bruce Swan, a former director of the Company, filed two late Form 4’s; Conrad Gunther filed two late Form 4’s; Lawrence Waldman filed one late Form 3; and Raymond A. Nielsen file one late Form 3.

Item 11.     Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation of our chief executive officer and chief financial officer, and our “named executive officers,” for the years ended December 31, 2016 and 2015.

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Stock Awards ($)	All Other Compensation	Total ($)
				(1)	(1)

Leonard A. Rosenbaum	2016	302,742	20,000	-	37,949	-	360,691
President and Chief Executive Officer	2015	302,742	-	-		-	302,742

Glen R. Charles	2016	163,942	15,000	-	28,469		192,411
Secretary and Chief Financial Officer	2015	163,942	-	-	-		163,942

Steven Aragon	2016	193,462	15,000		53,469		218,459
Chief Operating Officer	2015	193,462		-	24,997		218,459

Martin J. Teitelbaum	2016	266,126	15,000	-	28,469		309,595
General Counsel and Assistant Secretary	2015	261,968	-	-	48,040		310,008

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

Employment Agreements and Potential Payments Upon Termination or Change in Control

There are no arrangements for compensation of directors and there are no employment contracts between the company and its directors or any change in control arrangements.

Outstanding Equity Awards at December 31, 2016

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2016.

				OPTION AWARDS	STOCK AWARDS

Name	Number of Securities Underlying Options Exercisable (#)	Number of Securities Options Unexercisable (#)	Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not Vested (#)	Market Value of shares or units of stock that have not Vested ($)	Equity Incentive Plan Awards: Number of unearned shares or units that have not vested (#)		Equity Incentive Plan Awards: Market or payout value of unearned shares or units that have not vested ($)

Leonard A Rosenbaum	24,000	-	3.65	12/12/2017	-	-	4,347	(1)	37,732

Steven Aragon	100,000	100,000	11.17	Various (6)			3,261	(2)	28,305

Glen R. Charles	-	-	-	-	-	-	6,811	(3)	59,119
							3,261	(2)	28,305

Karlheinz Strobl	-	-	-	-	-	-	6,009	(4)	52,158
							2,826	(5)	24,530

Martin J. Teitelbaum	-	-	-	12/12/2017	4,000	40,320	3,261	(2)	28,305
	5,310	-	4.25	1/15/2020	-	-	-		-
	1,400	-	7.90	1/15/2021	-	-	-		-

(1)	Restricted stock units vest as to 1,449 shares respectively each July 1, 2017 through 2019.
(2)	Restricted stock units vest as to 1,087 shares respectively each July 1, 2017 through 2019.
(3)	Restricted stock units vest as to 3,205 shares and 3,606 shares respectively each on November 15, 2017 and November 15, 2018.
(4)	Restricted stock units vest as to 2,804 shares and 3,205 shares respectively each on November 15, 2017 and November 15, 2018.
(5)	Restricted stock units vest as to 942 shares respectively each July1, 2017 through 2019.
(6)	Options vest as to 20,000 shares on October 20 each year consecutively through 2019 and expire 10 years from date of issuance.

2016 Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2016.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Restricted Stock Awards (1)	Total
Conrad J. Gunther	23,000	-	30,991	53,991
Bruce T. Swan (2)	15,000	-	22,728	37,728
Kelly S. Walters (3)	20,000	-	30,991	50,991
Lawrence D. Firestone (4)	15,000	-	22,728	37,728
Lawrence J. Waldman	5,000	-	7,227	12,227
Raymond A. Nielsen	5,000	-	7,227	12,227

(1)

Amounts shown do not necessarily reflect compensation actually received by the named director. Instead, the amounts shown are the compensation costs recognized by CVD in fiscal 2016 for awards as determined pursuant to ASC 718. The assumptions used to calculate the value of option awards are set forth under Note 12 of the Notes to Consolidated Financial Statements.

(2)	On August 27, 2016, Bruce T. Swan notified the Board of Directors of his retirement effective September 30, 2016
(3)	On October 5, 2016, Kelly S. Walters notified the Board of Directors that would not run for re-election at the next Annual Meeting of Shareholders held on December 9, 2016.
(4)	Lawrence D. Firestone resigned as a director effective October 5, 2016.

At a meeting of the Stock Option and Compensation Committee on November 19, 2008, a director compensation plan was adopted applicable to all nonemployee directors, providing for annual compensation in the sum of approximately forty thousand dollars ($40,000) to be payable to each director in a combination of cash, restricted stock grant and stock options. In 2011, the Committee amended the annual compensation of non-employee directors beginning in 2012 to include a combination of a cash and stock grant. On May 9, 2016, the Board of Directors adopted a Director Compensation Plan for all non-employee directors, which retroactively from January 1, 2016, provided for annual compensation of approximately fifty thousand dollars ($50,000) to each non-employee director in a combination of 40% cash and 60% stock grant.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 22, 2017, information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent (5%) of our common stock, (b) each of our directors, (c) each of the named executive officers, and (d) all directors and executive officers and executive employees as a group. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of March 22, 2017.

Name and Address of Beneficial Owner(1)	Amounts and Nature of Beneficial Ownership (2)	Percent of Class (%)

Leonard A. Rosenbaum	821,870 (3)	13.3
Martin J. Teitelbaum	79,046 (4)	1.3
Conrad J. Gunther	59,963 (5)	*
Lawrence J. Waldman	1,675 (6)	*
Raymond A. Nielsen	1,675 (6)	*
Glen R. Charles	17,685 (7)	*
Steven Aragon	43,976 (8)	*
Karlheinz Strobl	117,233 (9)	1.9
William S. Linss	9,819 (10)	*
Kevin R. Collins	66,814 (11)	1.0
All directors and executive officers and executive employees as a group (ten (10) persons)	1,204,606	19.4

*Less than 1% of the outstanding common stock or less than 1% of the voting power

(1)

The address of Messrs. Rosenbaum, Teitelbaum, Gunther, Waldman, Nielsen, Charles, Strobl, Linss, Collins and Aragon is c/o CVD Equipment Corporation, 355 South Technology Drive, Central Islip, New York 11722.

(2)	All of such shares are owned directly with sole voting and investment power, unless otherwise noted below.

(3)	Includes options to purchase 24,000 shares of our common stock. Does not include 4,347 shares of unvested restricted stock units.

(4)

Includes 2,000 shares held by Mr. Teitelbaum’s wife as to which beneficial ownership thereof is disclaimed by Mr. Teitelbaum. Also includes options to purchase 6,710 shares of our common stock. Does not include 3,261 shares of unvested restricted common stock units.

(5)	Includes options to purchase 18,110 shares of our common stock. Does not include 2,325 shares of unvested restricted common stock.

(6)	Does not include 2,325 shares of unvested restricted common stock.

(7)	Does not include 10,072 shares of unvested restricted common stock units.

(8)	Does not include unvested options to purchase 60,000 shares of our common stock. Does not include 3,261 shares of unvested restricted common stock units.

(9)	Does not include 8,835 shares of unvested restricted common stock units.

(10)	Does not include 16,150 shares of unvested restricted common stock units.

(11)	Does not include 10,723 shares of unvested restricted common stock units.

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

None.

Director Independence

The current members of our Board of Directors are Leonard A. Rosenbaum, Martin J. Teitelbaum, Conrad J. Gunther, Lawrence J. Waldman and Raymond A. Nielsen. Messrs. Gunther, Waldman and Nielsen have been determined to be “independent” as defined under Rule 4200 of the Nasdaq Stock Market.

Item 14.     Principal Accountant Fees and Services.

The following presents fees for professional audit services rendered by MSPC, Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”), for the audit of our financial statements for the years ended December 31, 2016 and December 31, 2015.

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
Audit Fees	$132,000	$132,000
Audit-Related Fees (1)	10,000	10,000
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$142,000	$142,000

Audit-Related Fees

Audit-related fees consisted of the audit of the Company’s Defined Contribution Plan 401(k) for the years 2016 and 2015 by MSPC.

Tax Fees

Tax fees consisted of the preparation of the tax returns by Baker, Tilley, Virchow Krause, LLP. The aggregate fees billed in 2016 were $20,000. The aggregate fees billed in 2015 were $19,500.

All Other Fees

We did not incur any other fees in 2016. In 2015, the firm of Baker, Tilley, Virchow and Krause, LLP was retained to prepare a comprehensive appraisal report to determine the fair value of certain stock options granted to an officer of the corporation for a fee of $10,000.

Audit Committee Approval

The engagement of the Company’s independent registered public accounting firm is pre-approved by the Company’s Audit Committee. The Audit Committee pre-approves all fees billed and all services rendered by the Company’s independent registered public accounting firm.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

3.1	Certificate of Incorporation dated October 12, 1982 of Certificate of Corporation incorporated herein by reference to Exhibit 3.1 to our Form S-1 filed on July 3, 2007.

3.2	Certificate of Amendment dated April 25, 1985 of Certificate of Corporation incorporated herein by reference to Exhibit 3.1 to our Form S-1 filed on July 3, 2007.

3.3	Certificate of Amendment dated August 12, 1985 of Certificate of Corporation incorporated herein by reference to Exhibit 3.1 to our Form S-1 filed on July 3, 2007.

3.4	Certificate of Amendment of the Certificate of Incorporation, dated December 9, 2016 incorporated herein by reference to Exhibit 3.1 on our Current Report on Form 8-K filed on December 14, 2016.

3.5	Bylaws of CVD Equipment Corporation, incorporated herein by reference to Exhibit 3.2 to our Form S-1 filed on July 3, 2007.

3.6	Amended and restated By-laws of CVD Equipment Corporation, dated as of October 5, 2016, incorporated herein by reference to Exhibit 3.5 to our Current Report on Form 8-K filed on October 11, 2016.

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

10.17	Contract of Sale, dated May 31, 2012, between CVD Equipment Corporation and Glomel LLC incorporated by reference to our Report on Form 10-Q filed on August 14, 2012.

10.18	Amendment No. 3 and waiver to Credit Agreement dated September 4, 2015 incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2015.

21.1	List of Subsidiaries.

23.1	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-1).

23.2	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-8).

23.3	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-8).

23.4	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-3).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

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

DATE:	March 30, 2017
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

NAME	POSITION	DATE

/s/ Leonard A Rosenbaum	President, Chief Executive Officer and Director	March 30, 2017
Leonard A. Rosenbaum	(Principal Executive Officer)

/s/ Martin J. Teitelbaum	Director, General Counsel and Assistant Secretary	March 30, 2017
Martin J. Teitelbaum

/s/ Conrad J. Gunther	Director	March 30, 2017
Conrad J. Gunther

/s/ Lawrence J. Waldman	Director	March 30, 2017
Lawrence J. Waldman

/s/ Raymond A. Nielsen	Director	March 30, 2017
Raymond A. Nielsen

CVD EQUIPMENT CORPORATION AND SUBSIDIARies

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

 CVD Equipment Corporation and Subsidiaries

   Central Islip, New York

We have audited the accompanying consolidated balance sheets of CVD Equipment Corporation and Subsidiaries as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the two-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CVD Equipment Corporation and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ MSPC
Certified Public Accountants and Advisors,
A Professional Corporation

New York, New York

March 30, 2017

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31,

	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$21,677,186	$13,073,331
Accounts receivable, net	607,522	3,091,251
Costs and estimated earnings in excess of billings on contracts in progress	2,596,518	4,635,018
Inventories, net	3,286,539	2,986,430
Restricted cash	--	200,000
Deferred income taxes	428,355	398,009
Other current assets	235,537	167,056
Total Current Assets	28,831,657	24,551,095

Property, plant and equipment, net	14,344,924	14,793,923
Construction in progress	94,058	33,306

Deferred income taxes	2,011,979	1,606,830
Other assets	68,450	86,215
Intangible assets, net	253,624	60,335
Total Assets	$45,604,692	$41,131,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$743,132	$308,004
Accrued expenses	1,942,818	3,445,880
Current maturities of long-term debt	300,000	580,000
Billings in excess of costs and estimated earnings on contracts in progress	5,262,339	---
Deferred revenue	77,633	307,683
Total Current Liabilities	8,325,922	4,641,567

Long-term debt, net of current portion	2,965,508	3,265,508
Total Liabilities	11,291,430	7,907,075

Commitments and Contingencies (Note 16)	-	-

Stockholders’ Equity:
Common stock - $0.01 par value – 20,000,000 shares authorized at December 31, 2016 and 10,000,000 authorized at December 31, 2015: issued and outstanding 6,346,590 at December 31, 2016 and 6,198,135 shares at December 31, 2015	63,466	61,981
Additional paid-in capital	24,131,474	22,895,202
Retained earnings	10,118,322	10,267,446
Total Stockholders’ Equity	34,313,262	33,224,629

Total Liabilities and Stockholders’ Equity	$45,604,692	$41,131,704

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31,

	2016	2015

Revenue	$20,955,347	$38,965,387

Cost of revenue	13,850,824	23,819,864

Gross profit	7,104,523	15,145,523

Operating expenses
Research and development	433,844	605,264
Selling and shipping	1,097,661	1,208,174
General and administrative	6,926,487	7,745,092
Litigation settlement	--	995,000
Gain on settlement	(628,905)	--

Total operating expenses	7,829,087	10,553,530

Operating (loss)/income	(724,564)	4,591,993

Other income (expense):
Interest income	28,233	24,540
Interest expense	(79,861)	(92,101)
Other income/(expense)	123,006	759
Total other (expense)/income net	71,378	(66,802)

(Loss)/income before income tax (benefit)/expense	(653,186)	4,525,191
Income tax (benefit)/expense	(504,061)	1,320,195

Net (loss)/income	$(149,124)	$3,204,996

Basic (loss)/income per common share	$(0.02)	$0.52
Diluted (loss)/income per common share	$(0.02)	$0.51

Weighted average common shares
Outstanding-basic	6,285,815	6,175,254

Weighted average common shares
Outstanding-diluted	6,285,815	6,283,307

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance – January 1, 2015	6,162,027	$61,620	$22,144,805	$7,062,450	$29,268,875

Exercise of stock options	---	---	---		---

Stock-based compensation	36,108	361	750,397		750,758

Net income				3,204,996	3,204,996

Balance – December 31, 2015	6,198,135	61,981	22,895,202	10,267,446	33,224,629

Exercise of stock options	100.000	1,000	461,000		462,000

Stock-based compensation	48,455	485	775,272		775,757

Net (loss)				(149,124)	(149,124)

Balance – December 31, 2016	6,346,590	$63,466	$24,131,474	$10,118,332	$34,313,262

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31,

	2016	2015
Cash flows from operating activities:
Net (loss)/income	$(149,124)	$3,204,996
Adjustments to reconcile net (loss)/income to net cash used in operating activities
Stock-based compensation	775,757	750,758
Depreciation and amortization	813,657	826,529
Deferred income tax benefit	(435,495)	1,633,254
Provision for doubtful accounts	(16,395)	(30,826)
Increase/(decrease) in operating assets
Accounts receivable	2,500,124	3,402,625
Cost in excess of billings on contracts in progress	2,038,500	(2,136,356)
Inventories, net	(290,109)	1,855,628
Other current assets	(68,473)	27,700
Increase/(decrease) in operating liabilities
Accounts payable	435,129	(1,374,835)
Accrued expenses	(1,503,062)	148,856
Current maturities of long-term debt	(280,000)	(140,000)
Billings in excess of costs and estimated earnings on contracts in progress	5,262,339	(1,328,508)
Accrued litigation settlement	---	(4,925,000)
Deferred revenue	(230,050)	(181,008)
Total adjustments	9,001,922	(1,471,183)
Net cash provided by operating activities	8,852,798	1,733,813

Cash flows from investing activities:
Restricted cash	200,000	200,000
Capital expenditures	(112,493)	(248,305)
Purchase of assets Tantaline A/S	(500,000)	---
Deposits	1,550	960
Net cash (used in) investing activities	(410,943)	(47,345)

Cash flows from financing activities
Net proceeds from stock options exercised	462,000	---
Payments of long-term debt	(300,000)	(580,000)
Net cash provided by/(used in) financing activities	162,000	(580,000)

Net increase in cash and cash equivalents	8,603,855	1,106,468

Cash and cash equivalents at beginning of year	13,073,331	11,966,863

Cash and cash equivalents at end of year	$21,677,186	$13,073,331

Supplemental disclosure of cash flow information:
Income taxes paid	$101,352	427,078
Interest paid	$79,861	92,101

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

Note 2 - Summary of Significant Accounting Policies (continued)

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

Note 2 - Summary of Significant Accounting Policies (continued)

Company’s tax return, deferred tax assets, subject to considerations about the need for a valuation allowance, are recognized for the carryforward amount.

The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The accounting guidance on accounting for uncertainty in income taxes also addresses derecognition, classification, interest and penalties on income taxes, and accounting in interim periods. The Company does not believe it has any uncertain tax positions through the year ending December 31, 2016 which would have a material impact on the Company’s consolidated financial statements.

The Company and its subsidiaries file combined income tax returns in the U.S. Federal and New York State jurisdiction. In addition, the parent company files standalone tax returns in California, Michigan, Minnesota, New Hampshire and Wisconsin. The Company is no longer subject to U.S. federal and state income tax examinations for tax periods before 2013.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits, if any, in its income tax provision. The Company had no interest and penalties accrued at December 31, 2016 and 2015.

Long Lived Assets

Long-lived assets consist primarily of property, plant and equipment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35, “Impairment or Disposal of Long-Lived Assets.” If the asset is determined to be impaired, the impairment loss is measured on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value. The Company had no recorded impairment charges in the consolidated statement of operations during each of the years ended December 31, 2016 and 2015.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

Note 2 - Summary of Significant Accounting Policies (continued)

Construction in Progress

Construction in progress consists of amounts expended for renovating the facility which was purchased on March 15, 2012, and equipment that is built internally for company use. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

Computer Software

The Company follows ASC 350-40, “Internal Use Software.” This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs totaled $2,000 and $21,000 for the years ended December 31, 2016 and 2015, respectively, and are included in Other Assets. All computer software is amortized using the straight-line method over its estimated useful life of three to five years. Amortization expense related to computer software totaled $18,000 and $16,000 for the years ended December 31, 2016 and 2015, respectively.

Intangible Assets

The cost of intangible assets is being amortized on a straight-line basis over their estimated initial useful lives which ranged from 5 to 20 years. Amortization expense recorded by the Company in 2016 and 2015 totaled $31,000 and $24,000, respectively.

Research & Development

Research and development costs are expensed as incurred. In 2012 we expanded our laboratory staff and began conducting research and development independent of customer orders. In 2016 we incurred approximately $2,448,000 of research and development expenses of which $434,000 were independent of external customer orders compared to 2015, when we incurred approximately $1,727,000 of research and development expenses of which approximately $605,000 were independent of external customer orders.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $2,000 and $19,000 as of December 31, 20165 and 2015, respectively. The allowance is based on historical experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may fluctuate based on changes in economic and customer conditions. The Company doesn’t require collateral from its customers.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

Cash and Cash Equivalents

The Company had cash and cash equivalents of $21.7 million and $13.7 million respectively at December 31, 2016 and 2015.

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

December 31, 2016 and 2015

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

Shipping and Handling

It is the Company’s policy to include freight charges billed to customers in total revenue. The amount included in revenue was $28,000 and $57,000 for the years ended December 31, 2016 and 2015, respectively.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

Note 2 - Summary of Significant Accounting Policies (continued)

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

In November 2015, the FASB issued ASU No. 2015-17, “Balance sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes by requiring that deferred income tax liabilities and assets be classified as noncurrent in our consolidated balance sheet. ASU No. 2015-17 is effective for reporting periods beginning after December 15, 2016, with early application permitted. The Company will adopt this method beginning in 2017.

In March 2016, the FASB issued ASU No. 2016-09, “Stock Compensation Improvements to Employee Share-Based Payment Accounting”, which simplifies several aspects of the accounting for share-based payments. ASU 2016-09 is effective for reporting periods beginning after December 15, 2016. Management is currently evaluating the effect that this ASU will have on the Company’s consolidated financial statemetns and related disclosures.

We believe there is no additional new accounting guidance adopted, but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

Note 3 – Contracts in Progress

Costs and estimated earnings in excess of billings on percentage of completion type contracts in progress are summarized as follows:

	2016	2015
Costs incurred on contracts in progress	$4,678,192	$7,695,281
Estimated earnings	10,733,826	7,635,114
	15,412,018	15,330,395
Billings to date	(18,077,839)	(10,695,377)
	$(2,665,821)	$4,635,018

	2016	2015
Included in accompanying balance sheets
Under the following captions:
Costs and estimated earnings in excess of billings on contracts in progress	$2,596,518		$4,635,018

Billings in excess of costs and estimated earnings on contracts in progress	$(5,262,339)	$	---

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

Note 4 - Inventories

Inventories consist of:

	2016	2015

Raw materials	$3,062,830	$2,718,328
Work-in-process	159,482	174,698
Finished goods	64,227	93,404
Totals	$3,286,539	$2,986,430

 Note 5 – Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:

	2016	2015
Land	$2,220,000	$2,220,000
Buildings	6,631,039	6,631,039
Building improvements	5,615,823	5,615,823
Machinery and equipment	2,671,333	2,381,964
Furniture and fixtures	547,144	721,919
Computer equipment	479,534	701,367
Transportation equipment	65,994	65,994
Lab equipment	1,975,533	1,972,838
Totals at cost	20,206,400	20,310,944
Less: Accumulated depreciation and amortization	(5,861,476)	(5,517,021)
Property, plant and equipment, net	$14,344,924	$14,793,923

Depreciation and amortization expense (1)	$813,657	$826,529

(1)	Includes amortization expense of $31,356 and $24,759 for the years ending December 31, 2016 and 2015, respectively. Such amortization expense relates to other capitalized and intangible assets.

Note 6 – Intangible Assets

2016

	Weighted Average		Accumulated	Carrying
Intangible Assets	Amortization Period	Cost	Amortization	Amount

Patents, Copyrights and Intellectual Property	18	396,757	143,133	253,624
Licensing Agreement	5	10,000	10,000	0
Certifications	3	58,722	58,722	0
Other	5	21,492	21,492	0

Totals		$486,971	$233,347	$253,624

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

2015

	Weighted Average		Accumulated	Carrying
Intangible Assets	Amortization Period	Cost	Amortization	Amount

Patents, Copyrights and Intellectual Property	16	$190,327	$129,992	$60,335

Licensing Agreement	5	10,000	10,000	0

Certifications	3	58,722	58,722	0

Other	5	21,492	21,492	0

Totals		$280,451	$220,206	$60,335

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2016 is as follows:

Year Ended
2017	$16,977
2018	15,311
2019	15,310
2020	15,311
2021	15,310
Thereafter	175,405
Total	$253,624

Note 7 – Financing Arrangements

The Company has a revolving credit facility with HSBC Bank, USA, N.A. (“HSBC”) providing up to $7 million, although the Company has never utilized this facility. This credit facility remains available until September 1, 2018. The credit agreement also contains certain financial covenants, all of which the Company was in compliance with at December 31, 2016.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

Note 7 – Financing Arrangements (continued)

The Company has a loan agreement with HSBC which is secured by a mortgage against our Central Islip facility. The loan is payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity in March 2022. The balances as of December 31, 2016 and December 31, 2015 were approximately $3.3 million and $3.6 million respectively. Interest accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% which was 2.1765% and 1.9455% at December 31, 2016 and 2015 respectively.

Note 8 – Long-term Debt

Long-term debt as of December 31 consists of the following:

	2016		2015
HSBC
$2,100,000 5 year term loan payable in monthly installments of $35,000 plus interest on the unpaid principal balance which accrues at a fixed rate of 3.045%. This term loan was secured by $1 million, provided that, so long as no event of default occurred and is then continuing, HSBC would release $200,000 of the collateral on each anniversary of the closing date. As of December 31, 2016, this term loan had been paid in full.	$	---	$280,000

HSBC
$6,000,000 Mortgage payable secured by real property Buildings and improvements at 355 South Technology Drive, Central Islip, NY payable in monthly principle installments of $25,000 plus interest. Interest presently accrues at our option, at the variable rate of LIBOR plus 1.75% or HSBC’s prime rate minus 0.50% The loan matures on March 1, 2022.		3,265,508	3,565,508
Total long-term debt		3,265,508	3,845,508
Less: Current maturities		300,000	580,000
Long-term debt		$2,965,508	$3,265,508

Future maturities of long-term debt as of December 31, 2016 are as follows:

2017	$300,000
2018	300,000
2019	300,000
2020	300,000
2021	300,000
Thereafter	1,765,508
Total long-term debt	$3,265,508

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

Note 9 – Earnings per Share

The calculation of basic and diluted weighted average common shares outstanding is as follows:

	2016	2015
Weighted average common shares outstanding basic earnings per share	6,285,815	6,175,254

Effect of potential common share issuance:
Stock options	---	108,053

Weighted average common shares outstanding
Diluted earnings per share	6,285,815	6,283,307

Stock options to purchase 284,730 shares of common stock were outstanding and 124,730 were exercisable at December 31, 2016. At December 31, 2016 none of the outstanding options were included in the diluted earnings per share calculation as their effect would have been anti-dilutive. At December 31, 2015 all outstanding options were included in the diluted earnings per share calculation because the average market price was higher than the exercise price.

Note 10 – Income Taxes

At December 31, 2016, the Company had approximately $27,000 in capital loss carryforwards, and $1,279,000 of federal research and development tax credits.

If not utilized, the investment tax credits expire from 2016 through 2030 and the research and development tax credits expire from 2031-2036. Based on the available objective evidence, including the Company’s history of taxable income and the character of that income, management believes it is more likely than not that these components of the Company’s deferred tax assets will be fully utilized. The Company has provided for a partial valuation allowance against its total net deferred tax assets at December 31, 2016 and December 31, 2015 of approximately $475,000 attributable to these components.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

Note 10 – Income Taxes (continued)

The expense/(benefit) for income taxes includes the following:

	2016	2015
Current:
Federal	$(71,070)	$	---
State	2,504		3,070
Total current tax provision	(68,566)		3,070
Deferred:
Federal	(435,495)		1,317,125
State	-		---
Total deferred tax provision	(435,495)		1,317,125
Income tax (benefit)/expense	$(504,061)		$1,320,195

In March 2014, New York State eliminated the state income tax for qualified manufacturing companies such as CVD.

The tax effects of temporary differences giving rise to significant portions of the net deferred taxes are as follows:

	2016	2015

Allowance for doubtful accounts	$771	$6,345
Inventory capitalization	19,071	11,540
Depreciation and amortization	(211,014)	(228,610)
Investment tax credits	475,000	475,000
Research & development tax credits	1,278,690	1,134,168
Compensation costs	1,000,073	730,909
Vacation accrual	333,396	323,860
Accrued loss on legal settlement	--	--
Net operating loss carryforward	(7,280)	--
Capital loss carryforward	26,627	26,627
Gross deferred tax asset	2,915,334	2,479,839
Less valuation allowance	(475,000)	(475,000)
Net deferred tax asset	$2,440,334	$2,004,839

Net current deferred tax asset	428,355	398,009
Net long-term deferred tax asset	2,011,979	1,606,830
Net deferred tax asset	$2,440,334	$2,004,839

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2016

Note 10 – Income Taxes (continued)

The reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	2016	2015

Expected provision at federal statutory tax rate (34%)	$(222,083)	$1,538,565
State taxes, net of federal benefit	2,504	3,070
Stock-based compensation expense	(269,163)	(252,288)

Net operating loss carryforward	(21,412)	954,581
Federal research & development credit	(144,522)	(437,303)
Other permanent differences	150,615	(486,430)
Income tax (benefit)/expense	$(504,061)	$1,320,195

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

December 31, 2016 and 2015

NOTE 11 – Stockholders’ equity (continued)

2007 Share Incentive Plan

On December 12, 2007, shareholders approved the Company’s 2007 Share Incentive Plan (“Incentive Plan”), in connection therewith, 750,000 shares of the Company’s common stock are reserved for issuance pursuant to options or restricted stock that may be granted under the Share

Incentive Plan through December 12, 2017. In 2016, 42,320 shares of stock were granted and issued to directors and key employees, additionally, options were granted to a key employee for 100,000 shares of the Company’s common stock. In 2015, 36,108 shares of stock were granted and issued to directors and key employees.

The purchase price of the common stock under each option plan shall be determined by the Committee, provided, however, that such purchase price shall not be less than the fair market value of the shares on the date such option is granted. The stock options generally expire seven to ten years after the date of grant. The Company recorded stock-based compensation of $776,000 and $751,000 for the years ended December 31, 2016 and 2015, respectively.

A summary of the stock option activity related to the 1989 and 2001 Stock Option Plans and the 2007 Share Incentive Plan for the period from January 1, 2015 through December 31, 2016 is as follows:

1989 Non-Qualified Stock Option Plan

	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Year ended December 31, 2015
Number of shares	35,250	-0-	-0-	0	35,250	35,250
Weighted average exercise price
Per share	$4.62	-0-	-0-	-0-	$4.62	$4.62
Year ended December 31, 2016
Number of shares	35,250	-0-	35,250	-0-	-0-	-0-
Weighted average exercise price
Per share	$4.62	-0-	$4.62	-0-	-0-	-0-

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 11 – Stockholders’ equity (continued)

2001 Non-Qualified Stock Option Plan

	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Year ended December 31, 2015
Number of shares	124,480	-0-	-0-	-0-	124,480	124,480
Weighted average exercise price
Per share	$4.57	-0-	-0-	-0-	$4.57	$4.57
Year ended December 31, 2016
Number of shares	124,480	-0-	64,750	-0-	59,730	59,730
Weighted average exercise price
Per share	$4.57	-0-	4.62	-0-	$4.51	$4.51

2007 Share Incentive Plan

	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Year ended December 31, 2015
Number of shares	100,000	-0-	-0-	-0-	100,000	20,000
Weighted average exercise price
Per share	$11.17	-0-	-0-	-0-	$11.17	$11.17
Year ended December 31, 2016
Number of shares	100,000	125,000	-0-	-0-	225,000	65,000
Weighted average exercise price
Per share	$11.17	8.04	-0-	-0-	$9.43	$9.97

The Company has 284,730 of outstanding stock options under the three plans at December 31, 2016.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 11 – Stockholders’ equity (continued)

The following table summarizes information about the outstanding and exercisable options at December 31, 2016.

			Options Outstanding				Options Exercisable
				Weighted	Weighted			Weighted
				Average	Average			Average
Exercise			Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price Range			Outstanding	Contractual	Price	Value	Exercisable	Price	Value

$3.00	-	3.99	34,000	1.95	$3.65	$171,020	34,000	$3.65	$171,020
$4.00	-	4.49	15,930	4.04	$4.25	$70,570	15,930	$4.25	$70,570
$5.00	-	7.99	9,800	5.04	$7.90	$7,644	9,800	$7.90	$7,644
$8.00	-	12.00	225,000	6.64	$9.43	$0	65,000	$9.43	$0

The intrinsic value of the 100,000 options exercised during the year ended December 31, 2016 was $203,000. There were no options exercised during the year ended December 31, 2015.

Restricted Stock Awards

The following table summarizes restricted stock awards for the years ended December 31, 2016 and 2015:

		Weighted
	Shares of	Average Grant
	Restricted	Date Fair
	Stock	Value
Unvested outstanding at January 1, 2015	8,000	$10.97

Granted	9,211	$13.66
Vested	(13,211)	$12.84
Forfeited/Cancelled	-

Unvested outstanding at December 31, 2015	4,000	$10.97

Granted	17,524	$8.45
Vested	(21,524)	$12.84
Forfeited/Cancelled	-

Unvested outstanding at December 31, 2016	-0-

The total fair value of shares of restricted stock awards vested for the years ended December 31, 2016 and 2015 was approximately $276,000 and $170,000 respectively.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 11 – Stockholders’ equity (continued)

The fair value of the outstanding restricted stock awards will be recorded as stock compensation expense over the vesting period. As of December 31, 2015 there was $44,000 of unrecognized compensation costs related to restricted stock awards, which is to be recognized over a period of 0.35 years.

Restricted Stock Units

The following table summarizes restricted stock units for the years ended December 31, 2016 and December 31, 2015:

		Weighted
	Shares of	Average Grant
	Restricted	Date Fair
	Stock Units	Value
Unvested outstanding at January 1, 2015	103,319	$11.71

Granted	24,210	$14.61
Vested	(24,892)	$11.55
Forfeited/Cancelled	(8,057)	$10.54

Unvested outstanding at December 31, 2015	94,580	$12.55

Granted	60,400	$8.56
Vested	(33,890)	$12.43
Forfeited/Cancelled	(7,000)	$11.68

Unvested outstanding at December 31, 2016	114,090	$10.47

The total fair value of vested restricted stock units was $421,000 and $288,000 respectively for the years ended December 31, 2016 and 2015.

The fair value of the outstanding restricted stock units will be recorded as stock compensation expense over the vesting period. As of December 31, 2016, there was $1,194,000 of total unrecognized compensation costs related to restricted stock units, which is expected to be recognized over a weighted-average period of 1.18 years.

During the years ended December 31, 2016 and 2015, the Company recorded into selling and general administrative expense approximately $776,000 and $751,000 for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of ASC 718.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 12 – Defined Contribution Plan

On August 1, 1998, the Company adopted a 401(k) Plan for the benefit of all eligible employees. All employees as of the effective date of the 401(k) Plan became eligible. An employee is eligible to become a participant after three months of continuous service.

Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are optional. During the years ended December 31, 2016 and 2015, the Company incurred administrative and audit fees totaling $14,636 and $13,080, respectively. No discretionary employer contribution has been made for 2016 and 2015.

Note 13 – Significant Risks and Uncertainties

Cash and Cash Equivalents

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at December 31, 2016 and at December 31, 2015 was $20,157,000 and $11,966,000 respectively.

Sales Concentrations

Revenue to a single customer in any one year can exceed 10.0% of our total sales. One customer represented 45.3% and 49.6% respectively, of our annual revenues in fiscal years 2016 and 2015. Another customer represented 13.7% of our revenue in 2015. Previously, we have not been generally dependent on any single customer, and the loss of any customer would be replaced by others, however, the dynamic has changed and although, we believe that our relationship with our current largest customers will provide us with ongoing continuous sustainability for years to come, the loss of current key customers would have to be replaced by others, and our inability to do so may have a material adverse effect on our business and financial condition.

Export sales to unaffiliated customers represented approximately 11.9% and 9.0% of sales for the years ended December 31, 2016 and 2015, respectively. Export sales in both 2016 and 2015 were primarily to customers in Europe and Asia. All contracts are denominated in U.S. dollars. The Company does not enter into any foreign exchange contracts.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

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

The following table presents certain information regarding the Company’s segments as of December 31, 2016 and for the year then ended:

	CVD	SDC	Eliminations	Consolidated
Assets	$44,783,126	$4,558,111	$(3,680,845)	$45,660,392

Revenue	$18,568,132	$2,934,831	$(547,616)	$20,955,347
Interest Expense	78,322	1,539		79,861
Depreciation and Amortization	750,680	62,978		813,658
Capital expenditures		5,850
Pretax earnings/(loss)		(441,610)

The following table presents certain information regarding the Company’s segments as of December 31, 2015 and for the year then ended:

	CVD	SDC	Eliminations	Consolidated
Assets	$39,529,971	$3,619,304	$(2,017,571)	$41,131,704

Revenue	$35,473,057	$5,674,258	$(2,181,928)	$38,965,387
Interest Expense	85,765	6,336		92,101
Depreciation and Amortization	764,467	62,062		826,529
Capital expenditures	212,140	36,165		248,305
Pretax (loss)/earnings	3,616,280	1,046,911		4,663,191

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

Note 15 Purchase of assets

On December 16, 2016, we purchased certain assets formerly owned by Tantaline A/S of Nordborg, Denmark through our wholly owned subsidiary, CVD Materials Corporation. Formed in 2007, as a spin off from The Danfoss Group, Tantaline A/S established itself as a leader in the commercialization of tantalum treated parts for corrosion resistance. We have now established in Nordborg a new and wholly owned CVD subsidiary operating under the name Tantaline CVD Aps (“Tantaline”).