Form 10-Q
period 2017-03-31
CVD EQUIPMENT CORP
filed 2017-05-15
CIK 766792

(338)

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ________________

 Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                             ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,360,690 shares of Common Stock, $0.01 par value at May 09, 2017.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$18,378,784	$21,677,186
Accounts receivable, net	8,045,585	607,522
Costs and estimated earnings in excess of billings on contracts in progress	1,743,666	2,596,518
Inventories, net	2,743,398	3,286,539
Other current assets	481,976	235,537

Total Current Assets	31,393,409	28,403,302

Property, plant and equipment, net	14,296,475	14,344,924
Construction in progress	115,030	94,058

Deferred income taxes – non-current	2,149,160	2,440,334

Other assets	231,541	68,450

Intangible assets, net	206,255	253,624

Total Assets	$48,391,870	$45,604,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,139,903	$743,132
Accrued expenses	1,847,446	1,942,818
Current maturities of long-term debt	300,000	300,000
Billings in excess of costs and estimated earnings on contracts in progress	4,652,821	5,262,339
Deferred revenue	2,006,441	77,633
Total Current Liabilities	9,946,611	8,325,922

Long-term debt, net of current portion	2,890,508	2,965,508
Total Liabilities	12,837,119	11,291,430

Commitments and Contingencies	--	--

Stockholders’ Equity:
Common stock-$0.01 par value-20,000,000 shares authorized; issued and outstanding 6,363,690 at March 31, 2017 and 6,346,590 at December 31, 2016	63,637	63,466
Additional paid-in-capital	24,348,758	24,131,474
Retained earnings	11,142,356	10,118,322
Total Stockholders’ Equity	35,554,751	34,313,262

Total Liabilities and Stockholders’ Equity	$48,391,870	$45,604,692

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Revenue	$9,650,617	$5,003,433

Cost of revenue	5,479,482	3,470,322

Gross profit	4,171,135	1,533,111

Operating expenses
Research and development	70,335	81,875
Selling and shipping	285,416	257,791
General and administrative	2,098,595	1,726,100

Total operating expenses	2,454,346	,2,065,766

Operating income/(loss)	1,716,789	(532,655)

Other income (expense)
Interest income	8,575	6,746
Interest expense	(17,637)	(19,993)
Other income	439	4,448
Total other (expense)	(8,623)	(8,799)

Income/(loss) before income tax (expense)/benefit	1,708,166	(541,454)

Income tax (expense)/benefit	(684,132)	203,690

Net income/(loss)	$1,024,034	$(337,764)

Basic income/(loss) per common share	$0.16	$(0.05)

Diluted income/(loss) per common share	$0.16	$(0.05)

Weighted average common shares outstanding- basic	6,353,269	6,213,142

Net effect of potential common share issuance	32,286	---

Weighted average common shares outstanding- diluted	6,385,555	6,213,142

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income/(loss)	$1,024,034	$(337,764)
Adjustments to reconcile net income/(loss) to net cash (used in) operating activities
Stock-based compensation	217,455	163,105
Depreciation and amortization	207,105	215,460
Deferred tax expense/(benefit)	291,174	(132,620)
Provision for doubtful accounts	892	(996)
Changes in operating assets and liabilities
(Increases)/decreases in operating assets:
Accounts receivable, net	(7,438,955)	(297,706)
Cost and estimated earnings in excess of billings on contracts in progress	852,852	309,020
Inventories, net	543,141	(199,193)
Other current assets	(240,519)	85,213
Increases (decreases) in operating liabilities:
Accounts payable and accrued expenses	295,489	(68,678)
Billings in excess of costs and estimated earnings on contracts in progress	(609,518)	29,961
Deferred revenue	1,928,808	(297,485)
Total adjustments	(3,952,076)	(193,919)
Net cash (used in) operating activities:	(2,928,042)	(531,683)

Cash flows from investing activities:
Capital expenditures	(284,735)	(31,339)
Deposits	(10,625)	---
Net cash (used in) investing activities:	(295,360)	(31,339)

Cash flows from financing activities:
Payments of long-term debt	(75,000)	(180,000)
Net cash (used in) financing activities:	(75,000)	(180,000)

Net (decrease) in cash and cash equivalents	(3,298,402)	(743,022)
Cash and cash equivalents at beginning of period	21,677,186	13,073,331

Cash and cash equivalents at end of period	$18,378,784	$12,330,309

Supplemental disclosure of cash flow information:
Income taxes paid	$--	$100,000
Interest paid	$17,637	$19,993

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

NOTE 1:     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

The consolidated balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, including the accounting policies followed by the Company as set forth in Note 2 to the consolidated financial statements contained therein.

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

March 31, 2017

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

Recent Accounting Pronouncements

In May 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which changes the criteria for recognizing revenue. The standard requires an entity which recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires a five-step process for recognizing revenues including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction prices, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when (or as) the entity satisfies a performance obligation. Publicly-traded companies were initially required to adopt the ASU No. 2014-09 for reporting periods beginning after December 15, 2017; however, the FASB, in August 2015, then issued Accounting Standards Update (“ASU”) No. 2015-14 to defer the mandatory effective date of ASU 2014-09 for all entities by one year. Currently, companies may choose among different transition alternatives. Management is currently evaluating the impact that ASU 2014-09 will have on the Company’s consolidated financial statements and have not yet determined which method of adoption will be selected.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

NOTE 3:     SIGNIFICANT RISK AND UNCERTAINTY

Cash and cash equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit-quality domestic financial institutions and invests its excess cash primarily in savings accounts, treasury bills and money market instruments. The Company performs periodic evaluations of the relative credit standing of all such institutions as it seeks to maintain stability and liquidity. Cash and cash investments at March 31, 2017 and December 31, 2016, exceeded the Federal Deposit Insurance Corporation (“FDIC”) limit, by $16,252,000 and $20,157,000, respectively.

Sales concentration

Revenue to a single customer in any one period can exceed 10% of our total sales. During the three months ended March 31, 2017 and March 31, 2016, one customer represented approximately 70% and 26% respectively, of our revenues.

Accounts receivable

The Company sells products and services to various companies across several industries in the ordinary course of business. The Company performs ongoing credit evaluations to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience, evaluation of their credit history and review of the invoicing terms of the contract to determine the financial strength of its customers. The Company also maintains allowances for anticipated losses. At March 31, 2017 approximately 76% of the accounts receivable balance was owed by one customer.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

NOTE 4:     Contracts in Progress

Costs and estimated earnings in excess of billings on percentage of completion type contracts in progress are summarized as follows:

	March 31, 2017	December 31, 2016

Costs incurred on contract in progress	$7,940,004	$4,678,192
Estimated earnings	9,450,692	10,733,826
	17,390,696	15,412,018
Billings to date	(20,299,851)	(18,077,839)
	$(2,909,155)	$(2,665,821)

Included in accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on contracts in progress	$1,743,666	$2,596,518

Billings in excess of costs and estimated earnings on contracts in progress	$(4,652,821)	(5,262,339)
	$(2,909,155)	$(2,665,821)

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

NOTE 5:      INVENTORIES, NET

Inventories consist of:

	March 31, 2017	December 31, 2016

Raw materials	$2,506,867	$3,062,830
Work-in-process	209,554	159,482
Finished goods	26,977	64,227
Totals	$2,743,398	$3,286,539

NOTE 6:     ACCOUNTS RECEIVABLE, NET

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $3,000 and $2,000 as of March 31, 2017 and December 31, 2016, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

NOTE 7:     LONG-TERM DEBT

The Company has a revolving credit facility with HSBC Bank, USA, N.A. providing up to $7 million, although the Company has never utilized this facility. This credit facility remains available until September 1, 2018. The credit facility also contains certain financial covenants which the Company was in compliance with as of March 31, 2017 and December 31, 2016.

The Company has a loan agreement with HSBC which is secured by a mortgage against our Central Islip facility. The loan is payable in 120 consecutive equal monthly installments of principal of $25,000 plus interest thereon and a final balloon payment upon maturity in March 2022. The balances as of March 31, 2017 and December 31, 2016 were $3.2 million and $3.3 million respectively. Interest accrues on the loan, at our option, at the variable rate of LIBOR plus 1.75% which was 2.1765% at March 31, 2017 and December 31, 2016 respectively.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

NOTE 8:     STOCK-BASED COMPENSATION EXPENSE

During the three months ended March 31, 2017 and March 31, 2016, the Company recorded as part of selling and general administrative expense, approximately $215,000 and $163,000 respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments. This expense was recorded based upon the guidance of ASC 718, “Compensation-Stock Compensation.”

NOTE 9:     INCOME TAXES

The provision for income taxes includes the following:

	Three Months Ended March 31,
	2017	2016
Current:
Federal	$383,178	$(71,070)
State	9,780	---
Total current provision	392,958	(71,070)
Deferred:
Federal	$291,174	$(132,620)
State	----	----
Total deferred provision	291,174	(132,620)
Income tax expense/(benefit)	$684,132	$(203,690)

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

NOTE 9:     INCOME TAXES (continued)

Tax Rate Reconciliation

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory rate is as follows:

	Three Months Ended
	March 31,
	2017	2016
Income tax expense at federal statutory rate [34%]	$717,600 *	$	---
State taxes	6,455		---
Change in other accruals	5,639		(50,392)
Difference between tax and book depreciation	54,390		(26,586)
FAS 123R employee compensation	(36,032)		(55,642)
Domestic production activities deduction	(50,320)		---
Net operating loss	(13,600)		---
Provision for 2014 tax return true up	---		(71,070)
Income tax expense/(benefit)	$684,132		$(203,690)

*Income taxes for the foreign entity, a wholly owned subsidiary, will be computed at the applicable tax rate in the country in which the Company operates. The foreign entity had a net loss during the current period. This net operating loss may result in future income tax benefits, however, because realization is uncertain at this time, a valuation reserve in the same amount has been established.

NOTE 10:     EARNINGS PER SHARE

In accordance with ASC 260, basic earnings per share are computed by dividing net earnings available to common shareholders (the numerator) by the weighted average number of common shares (the denominator) for the period presented. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Stock options to purchase 384,730 shares of common stock were outstanding and 124,730 were exercisable during the three months ended March 31, 2017. Stock options to purchase 259,730 shares were outstanding and 159,730 were exercisable during the three months ended March 31, 2016. At March 31, 2017 options to purchase 59,730 shares were included in the diluted earnings per share calculation. At March 31, 2016, none of the outstanding options were included in the earnings per share calculation as their effect would have been anti-dilutive.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

(Unaudited)

NOTE 10:     EARNINGS PER SHARE (continued)

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

Three Months Ended March 31,

2017	CVD	SDC	Eliminations *	Consolidated
Revenue	$8,581,663	$2,032,171	$(963,217)	$9,650,617
Pretax (loss)/income	1,105,414	602,752		1,708,166

2016
Revenue	$4,092,781	$923,979	$(13,327)	$5,003,433
Pretax income	(605,605)	64,151		(541,454)

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

Results of Operations

Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016

(in thousands, except per share amounts)

	Three Months Ended		Change	% Change
	March 31, 2017	March 31 2016
(In thousands)
Revenue
CVD (net of eliminations)	$8,542	$4,090	$4,452	108.9
SDC (net of eliminations)	1,109	914	195	21.3
Total Revenue	9,651	5,004	4,647	92.9

Cost of Goods Sold	5,479	3,470	2,009	57.9

Gross Profit	4,171	1,534	2,637	171.9
Gross Margin	43.2%	30.7%

Research and development	70	82	(12)	(14.6)
Selling and shipping	285	258	27	10.5
General and administrative	2,098	1,726	372	21.6
Total Operating Expenses	2,454	2,066	388	18.8

Operating income/(loss)	1,717	(533)	2,250	422.1

Other (expense)/income	(9)	(9)	-	--

Income/(loss) before taxes	1,708	(542)	2,250	415.1

Income tax expense/(benefit)	684	(204)	888	435.3

Net income/(loss)	1,024	(338)	1,362	403.0

Net income/(loss) per share
Basic and diluted	0.16	(0.05)	0.21

Revenue

Revenue for the three month period ended March 31, 2017 was $9.7 million compared to $5.0 million for the three month period ended March 31, 2016, an increase of $4.7 million or 92.9%. The increased revenue is directly attributable to the work performed on the increased orders that we have received. One customer in the aerospace industry represented 70.4% and 26.4% of our revenue for the three months ended March 31, 2017 and 2016 respectively. We continue to book additional follow-on business with that customer as well as undertake opportunities with new and other current customers.

Third-party revenue from the SDC division for the three months ended March 31, 2017 increased by 21.3% to $1.1 million compared to $0.9 million for the three months ended March 31, 2016 despite having devoted a significant amount of its time and efforts working on its share of the aerospace orders received by the CVD division.

Gross Profit

We generated a gross profit of $4.2 million, resulting in a gross profit margin of 43.2%, for the three months ended March 31, 2017 as compared to a gross profit of $1.5 million and a gross profit margin of 30.7%, for the three months ended March 31, 2016. The increased gross margin we are now experiencing is primarily attributable to a combination of greater overall revenue in addition to higher margins on current individual projects as a result of better efficiencies.

Research and Development, Selling and General and Administrative Expenses

Research and development expenses totaled $70,000 for the three months ended March 31, 2017 compared to $82,000 for the three months ended March 31, 2016. We continue to conduct research on customer related product development which we include in our costs of goods sold.

Selling and shipping expenses for the three months ended March 31, 2017 and 2016 were $285,000 and $258,000, respectively. This increase of 10.5% is primarily attributable to personnel costs related to CVD Materials, Tantaline.

We incurred $2,098,000 of general and administrative expenses during the three months ended March 31, 2017, compared to $1,726,000 for the three months ended March 31, 2016, representing an increase of $372,000 or 21.6%. This increase is primarily attributable to the costs associated with CVD Materials, Tantaline during the current period.

Operating Income/(Loss)

As a result of the increased revenues, we achieved income from operations of $1,717,000 for the three months ended March 31, 2017 compared to a loss from operations of $533,000 for the three months ended March 31, 2016.

Income Taxes

For the three months ended March 31, 2017, we incurred current income tax expense of $393,000 and deferred income tax expense of $291,000 compared to the three months ended March 31, 2016 when we did not incur any current income tax expense, received a refund of $71,000 as a result of an overpayment on the 2014 federal corporate tax return and recorded $133,000 of deferred tax benefits

Net income/(loss)

As a result of the foregoing factors, we reported net income of $1,024,000 or $0.16 per diluted share, for the three months ended March 31, 2017 compared to a net loss of $338,000 or $(0.05) per diluted share for the three months ended March 31, 2016.

Liquidity and Capital Resources

As of March 31, 2017, we had working capital of $21.5 million compared to $19.9 million at December 31, 2016, an increase of $1.6 million, and cash and cash equivalents of $18.4 million, compared to $21.7 million at December 31, 2016, a decrease of $3.3 million. The decrease in cash and cash equivalents was primarily a result of our policy of having received some customer payments at the beginning of the order process which is then followed by a period of building the equipment at which time we incur costs associated with parts and labor and utilize cash.

Accounts receivable, net, as of March 31, 2017 was approximately $8.0 million compared to $0.6 million as of December 31, 2016. This increase is principally due to the timing of customer invoicing, shipments and customer payments on outstanding balances.

At March 31, 2017, the number of full time employees increased to 201 employees compared to 173 at December 31, 2016.

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

None.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.          Defaults Upon Senior Securities.

None.

Item 4.          Mine Safety Disclosures.

Not applicable.

Item 5.          Other Information.

None.

Item 6.          Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 15, 2017

31.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 15, 2017

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 15, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 15, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May 2017.

CVD EQUIPMENT CORPORATION

By:	/s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glen R. Charles
Glen R. Charles
Chief Financial Officer
(Principal Financial Accounting Officer)

EXHIBIT INDEX

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 15, 2017

31.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 15, 2017

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 15, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 15, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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