Form 10-Q
period 2017-06-30
CVD EQUIPMENT CORP
filed 2017-08-14
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act).

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

Yes  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,388,048 shares of Common Stock, $0.01 par value at August 9, 2017.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$21,477,068	$21,677,186
Accounts receivable, net	1,852,047	607,522
Costs and estimated earnings in excess of billings on contracts in progress	3,027,086	2,596,518
Inventories	3,101,557	3,286,539
Other current assets	344,025	235,537

Total Current Assets	29,801,783	28,403,302

Property, plant and equipment, net	14,122,984	14,344,924
Construction in progress	156,518	94,058

Deferred income taxes	1,952,296	2,440,334

Other assets	271,665	68,450

Intangible assets, net	240,304	253,624

Total Assets	$46,545,550	$45,604,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,173,384	$743,132
Accrued expenses	2,121,702	1,942,818
Current maturities of long-term debt	300,000	300,000
Billings in excess of costs and estimated earnings on contracts in progress	2,984,621	5,262,339
Deferred revenue	98,509	77,633
Total Current Liabilities	6,678,216	8,325,922

Long-term debt, net of current portion	2,815,508	2,965,508
Total Liabilities	9,493,724	11,291,430

Commitments and Contingencies	----	----

Stockholders’ Equity
Common stock - $0.01 par value – 20,000,000 shares authorized; issued and outstanding, 6,381,200 at June 30, 2017 and 6,346,590 at December 31, 2016	63,812	63,466
Additional paid-in-capital	24,588,783	24,131,474
Retained earnings	12,399,231	10,118,322
Total Stockholders’ Equity	37,051,826	34,313,262

Total Liabilities and Stockholders’ Equity	$46,545,550	$45,604,692

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	$10,829,709	$3,743,782	$20,480,326	$8,747,215

Cost of revenue	6,419,255	3,249,540	11,898,737	6,719,862

Gross profit	4,410,454	494,242	8,581,589	2,027,353

Operating expenses
Research and development	110,965	72,459	181,300	154,334
Selling and shipping	352,909	286,884	638,325	544,675
General and administrative	2,115,793	1,744,080	4,214,388	3,470,180
Gain on settlement	--	(628,905)	--	(628,905)
Total operating expenses	2,579,667	1,474,518	5,034,013	3,540,284

Operating income/(loss)	1,830,787	(980,276)	3,547,576	(1,512,931)

Other income (expense)
Interest income	17,478	6,782	26,053	13,528
Interest expense	(17,607)	(22,462)	(35,244)	(42,455)
Other income	-	--	439	4,448
Total other (expense)	(129)	(15,680)	(8,752)	(24,479)

Income/(Loss) before income taxes	1,830,658	(995,956)	3,538,824	(1,537,410)

Income tax expense/(benefit)	573,783	(500,372)	1,257,915	(704,062)

Net income/(loss)	$1,256,875	$(495,584)	$2,280,909	$(833,348)

Basic income/(loss) per common share	$0.20	$(0.08)	$0.36	$(0.13)

Diluted income/(loss) per common share	$0.20	$(0.08)	$0.36	$(0.13)

Weighted average common shares Outstanding-basic	6,370,244	6,301,983	6,309,308	6,257,563

Net effect of potential common share issuance:
Stock options	34,517	--	33,205	--

Weighted average common shares Outstanding-diluted	6,404,761	6,301,983	6,342,513	6,257,563

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income/(loss)	$2,280,909	$(833,348)
Adjustments to reconcile net income/(loss) to net cash provided by/(used in) operating activities:
Stock-based compensation expense	435,536	346,255
Depreciation and amortization	417,730	425,308
Deferred tax expense/(benefit)	488,038	(632,992)
Provision for doubtful accounts	2,817	40,012
Changes in operating assets and liabilities:
Accounts receivable, net	(1,247,342)	(4,720,127)
Costs and estimated earnings in excess of billings on contracts in progress	(430,568)	1,775,431
Inventories	184,982	(98,706)
Other current assets	(109,056)	172,178
Increases/(decreases) in operating liabilities:
Accounts payable and accrued expenses	609,699	(692,309)
Billings in excess of costs and estimated earnings on contracts in progress	(2,277,718)	5,192,876
Deferred revenue	20,877	(280,893)
Total adjustments	(1,905,005)	1,527,033
Net cash provided by operating activities	375,904	693,685

Cash flows from investing activities:
Release of restricted cash	--	200,000
Capital expenditures	(451,387)	(34,003)
Deposits	3,245	1,550
Net cash (used in) investing activities	(448,142)	167,547

Cash flows from financing activities:
Net proceeds from stock options exercised	22,120	462,000
Payments of long-term debt	(150,000)	(360,000)
Net cash (used in)/provided by financing activities	(127,880)	102,000

Net (decrease)/increase in cash and cash equivalents	(200,118)	963,232
Cash and cash equivalents at beginning of period	21,677,186	13,073,331

Cash and cash equivalents at end of period	$21,477,068	$14,036,563

Supplemental disclosure of cash flow information:
Income taxes paid	$401,800	$100,000
Interest paid	$35,244	$42,455

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE 1:	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively, “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

The balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at such date, but does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, including the accounting policies followed by the Company as set forth in Note 2 to the consolidated financial statements contained therein.

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

June 30, 2017

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

Recent Accounting Pronouncements

In May 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which changes the criteria for recognizing revenue. The standard requires an entity which recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires a five-step process for recognizing revenues including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction prices, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when (or as) the entity satisfies a performance obligation. The Company is currently analyzing the impact of the standard on its contract portfolio by reviewing its current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to its revenue contracts. The Company has made progress on its contract reviews and continues to evaluate the impact of the adoption of this standard on its consolidated financial statements, related disclosures and transition method The Company does not believe the standard will have a material effect on its consolidated financial statements.

We believe there is no additional new accounting guidance adopted, but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE 3:	CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit-quality domestic financial institutions and invests its excess cash primarily in savings accounts, treasury bills and money market instruments. The Company performs periodic evaluations of the relative credit standing of all such institutions as it seeks to maintain stability and liquidity. Cash and cash equivalents at June 30, 2017 and December 31, 2016, exceeded the Federal Deposit Insurance Corporation (“FDIC”) limits by approximately $19,846,000 and $20,157,000, respectively.

Sales concentration

Revenue to a single customer in any one period can exceed 10% of our total sales. During the three months ended June 30, 2017 and June 30 2016, one customer represented approximately 66% and 53% respectively, of our revenues. During the six months ended June 30, 2017 and June 30, 2016 that same customer represented 68% and 38% respectively, of our revenues.

Accounts receivable

The Company sells products and services to various companies across several industries in the ordinary course of business. The Company performs ongoing credit evaluations to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience, evaluation of their credit history and review of the invoicing terms of the contract to determine the financial strength of its customers. The Company also maintains allowances for anticipated losses. The accounts receivable balance as of June 30, 2017 includes balances from three customers that exceed 10% of the total.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE 4:	CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on contracts in progress are summarized as follows:

	June 30, 2017	December 31, 2016

Costs incurred on contracts in progress	$7,417,135	$4,678,192
Estimated earnings	16,467,264	10,733,826
	23,884,399	15,412,018
Billings to date	(23,841,934)	(18,077,839)
	$42,465	$(2,665,821)
Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on contracts in progress	$3,027,086	$2,596,518

Billings in excess of costs and estimated earnings on contracts in progress	$(2,984,621)	$(5,262,339)
	$42,465	$(2,665,821)

NOTE 5:	INVENTORIES

Inventories consist of:

	June 30, 2017	December 31, 2016

Raw materials	$2,834,616	$3,062,830
Work-in-process	225,048	159,482
Finished goods	41,893	64,227
Totals	$3,101,557	$3,286,539

NOTE 6:	ACCOUNTS RECEIVABLE, NET

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $5,000 and $2,000 as of June 30, 2017 and December 31, 2016, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE 7:	DEBT

The Company has a revolving credit facility with HSBC Bank, USA, N.A. (“HSBC”) providing up to $7 million, although the Company has never utilized this facility. This credit facility remains available until September 1, 2018. The credit facility also contains certain financial covenants, all of which the Company was in compliance with at June 30, 2017 and December 31, 2016.

The Company has a loan agreement with HSBC which is secured by a mortgage against our Central Islip facility. The loan is payable in 120 consecutive equal monthly installments of principal of $25,000 plus interest thereon and a final balloon payment upon maturity in March 2022. Interest accrues on the loan, at our option, at the variable rate of LIBOR plus 1.75% which was 2.97% and 2.52% at June 30, 2017 and December 31, 2016 respectively. The principal balances on the mortgage at June 30, 2017 and December 31, 2016 were approximately $3.1 and $3.3 million respectively.

NOTE 8:	STOCK-BASED COMPENSATION EXPENSE

During the three and six months ended June 30, 2017 and June 30, 2016, the Company recorded compensation expense as part of selling and general administrative expense, of approximately $219,000 and $183,000 and $436,000 and $346,000 respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments. This expense was recorded based upon the guidance of ASC 718, “Compensation-Stock Compensation.”

NOTE 9:	INCOME TAXES

The provision for income taxes includes the following:

	Six Months Ended June 30,
	2017	2016

Current:
Federal	$758,297	$(71,070)
State	11,580	--
Total Current Provision	769,877	(71,070)
Deferred:
Federal	$488,038	$(632,992)
State	----	----
Total deferred	488,038	(632,992)

Income tax expense/(benefit)	$1,257,915	$(704,062)

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE 9:	INCOME TAXES (continued)

Tax Rate Reconciliation

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory rate is as follows:

For

	Six Months Ended
	June 30,
	2017	2016
Income tax expense/(benefit) at federal statutory rate [34%]	$1,361,450	$(353,981)
State taxes	7,643	--
Change in other accruals	101	(108,172)
Difference between tax and book depreciation	91,033	(53,112)
Stock-based compensation	(58,334)	(117,727)
Domestic production activities deduction	(137,178)	--
Net operating loss carryforward	(6,800)	--
Provision for 2014 tax return true up	--	(71,070)
Income tax expense/(benefit)	$1,257,915	$(704,062)

●

Income taxes for the foreign entity, a wholly owned subsidiary, will be computed at the applicable tax rate in the country in which the Company operates. The foreign entity had a net loss during the current period. This net operating loss may result in future income tax benefits, however, because realization is uncertain at this time, a valuation reserve in the same amount has been established.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

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

Stock options to purchase 381,930 shares of common stock were outstanding and 146,930 were exercisable during the three and six months ended June 30, 2017. Stock options to purchase 159,730 shares were outstanding and 79,230 were exercisable during the three and six months ended June 30, 2016. For the three and six months ended June 30, 2017, options to purchase 34,517 and 33,205 shares were included in the diluted earnings per share calculation respectively. The balance of options outstanding at June 30, 2017 were not included as their effect would have been anti-dilutive. For the three and six months ended June 30, 2016, none of the outstanding options were included in the earnings per share calculation as their effect would have been anti-dilutive.

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

Three Months Ended June 30,

2017	CVD	SDC	Eliminations *	Consolidated
Revenue	$9,403,342	$1,779,980	$(353,613)	$10,829,709
Pretax income	1,242,809	587,849		1,830,658

2016
Revenue	$3,243,095	$581,710	$(81,023)	$3,743,782
Pretax (loss)	(758,035)	(237,921)		(995,956)

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

(Unaudited)

NOTE 11:	SEGMENT REPORTING (continued)

Six Months Ended June 30,

2017	CVD	SDC	Eliminations *	Consolidated
Revenue	$17,985,006	$3,812,151	$(1,316,831)	$20,480,326
Pretax income	2,348,223	1,190,601		3,538,824

2016
Revenue	$7,335,877	$1,505,688	$(94,350)	$8,747,215
Pretax (loss)	(1,363,640)	(173,770)		(1,537,410)

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

Results of Operations

Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016

	Three Months Ended
	June 30, 2017	June 30, 2016	Change	% Change
(In thousands)
Revenue
CVD (net of eliminations)	$9,329	$3,241	$6,088	187.8
SDC (net of eliminations)	1,501	503	998	198.4
Total Revenue	10,830	3,744	7,086	189.3

Cost of Goods Sold	6,419	3,250	3,160	97.2

Gross Profit	4,411	494	3,917	792.9
Gross Margin	40.7%	13.2%

Research and development	111	72	39	54.2
Selling and shipments	353	287	66	23.0
General and administrative	2,116	1,744	372	21.3
Gain on settlement	--	(629)	629	--
Total operating expenses	2,580	1,474	1,106	75.0

Operating income/(loss)	1,831	(980)	2,811	286.8

Other (expense)	--	(16)	(16)

Income/(loss) before taxes	1,831	(996)	2,827	283.7

Income tax expense/(benefit)	574	(500)	1,074	214.8

Net income/(loss)	1,257	(496)	1,753	353.4

Net income/(loss) per share
Basic and diluted	0.20	(0.08)	0.28

Revenue

Our revenue for the three months ended June 30, 2017 was $10.8 million compared to $3.7 million for the three months ended June 30, 2016. This increase of $7.1 million or 189.3% was attributable to the work performed on the orders that we have received over the past twelve months. One customer in the aerospace industry represented approximately 66% and 53% of our revenue for the three months ended June 30, 2017 and June 30, 2016, respectively. We are continuing to receive additional follow-on business from that customer as well as undertaking opportunities with new and other current customers. We expect that contracts or orders from a relatively limited number of customers will continue to account for a substantial portion of our business. The mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If any of our significant customers do not place orders, or they substantially reduce, delay or cancel orders, we may not be able to replace the business in a timely manner or at all, which could have a material adverse effect on our results of operations and financial condition. The SDC division increased their revenue from outside customers by 198.4%. Certain large orders that had been previously delayed by customers were finalized.

Gross Profit

We generated a gross profit of $4.4 million for the three months ended June 30, 2017 compared to a gross profit of $0.5 million for the three months ended June 30, 2016. The gross margin for the three months ended June 30, 2017 was 40.7% compared to 13.2% for the three months ended June 30, 2016. The increased gross profit and gross margin was the result of a combination of greater overall revenue and product mix of orders being worked on.

Research and Development, Selling, General and Administrative Expenses

Internal research and development expenses for the three months ended June 30, 2017 was $111,000 compared to $72,000 for the three months ended June 30, 2016 as we are beginning to ramp our efforts of independently conducted research and development activities.

Selling and shipping expenses for each of the three months ended June 30, 2017 and 2016 were $353,000 and $287,000 respectively. The increase is primarily attributable to additional personnel costs related to CVD Materials, including its recently established CVD Tantaline ApS subsidiary, during the current period.

Our general and administrative expenses for the three months ended June 30, 2017 totaled $2,116,000 compared to approximately $1,726,000 during the three months ended June 30, 2016. This constitutes a 21.3% increase which is primarily as a result of the additional costs incurred from CVD Materials, including its recently established CVD Tantaline ApS subsidiary, during the current period.

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

Operating Income/(Loss)

As a result of the increased revenues, we achieved income from operations of $1.8 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 when we incurred a loss of $1.0 million from operations.

Income Taxes

We incurred an income tax expense of $574,000 for the three months ended June 30, 2017. For the three months ended June 30, 2016, we did not incur any current income tax expense, primarily as a result of the operating loss and timing differences.

Net Income/(Loss)

We reported net income of approximately $1.3 million or $0.20 per share basic and diluted for the three months ended June 30, 2017 compared to a net loss of approximately $0.5 million or ($0.08) per share basic and diluted for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016

	June 30, 2017	June 30, 2016	Change	% Change
(In thousands)
Revenue
CVD (net of eliminations)	$17,908	$7,330	$10,578	144.3
SDC (net of eliminations)	2,572	1,417	1,155	81.5
Total Revenue	20,480	8,747	11,733	134.1

Cost of Goods Sold	11,899	6,720	5,179	77.1

Gross Profit	8,581	2,027	6,554	323.3
Gross Margin	41.9%	23.2%

Research and development	181	154	27	17.5
Selling and shipping	638	545	93	17.1
General and administrative	4,214	3,470	744	21.4
Gain on settlement	--	(629)	629
Total operating expenses	5,033	3,540	1,493	42.2

Operating income/(loss)	3,548	(1,513)	5,061	334.5

Other (expense)	(9)	(24)	(15)	(62.5)

Income/(loss) before taxes	3,539	(1,537)	5,076	330.3

Income tax expense/(benefit)	1,258	(704)	1,962	278.7

Net income/(loss)	2,281	(833)	3,114	373.8

Net income/(loss) per share
Basic and diluted	0.36	(0.13)	0.49

Revenue

Revenue for the six months ended June 30, 2017 was $20.5 million compared to $8.7 million for the six months ended June 30, 2016, an increase of $11.7 million or 134.1%. This increase was the result of the work performed on the increased orders that have been received. Our largest customer from which we have secured multiple orders represented $13.7 million or approximately 68% of our revenue for the six months ended June 30, 2017 compared to $3.3 million or approximately 38% of our revenue for the six months ended June 30, 2016 from that same customer. We expect that contracts or orders from a relatively limited number of customers will continue to account for a substantial portion of our business. The mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If any of our significant customers do not place orders, or they substantially reduce, delay or cancel orders, we may not be able to replace the business in a timely manner or at all, which could have a material adverse effect on our results of operations and financial condition.

Gross Profit

For the six months ended June 30, 2017, we generated a gross profit of $8.6 million resulting in a gross profit margin of 41.9% compared to a gross profit of $2.0 million for the six months ended June 30, 2016, which resulted in a gross profit margin of 23.2%. The increased gross margin is primarily due to the product mix of orders being worked on and the increased revenues.

Research and Development, Selling and General and Administrative Expenses

Internal research and development expenses for the six months ended June 30, 2017 were $181,000 compared to $154,000 for the six months ended June 30, 2016, as we are beginning to ramp our efforts of independently conducted research and development activities.

Selling and shipping expenses for the six months ended June 30, 2017 and 2016 were $638,000 and $545,000, respectively. The increase is primarily attributable to the personnel costs related to CVD Materials, including its recently established Tantaline CVD ApS subsidiary.

General and administrative expenses totaled $4.2 million and $3.5 million for the six months ended June 30, 2017 and 2016, an increase of 21.4%. This increase is a result of the costs related to CVD Materials, including its recently established Tantaline CVD ApS subsidiary.

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

Operating Income

As a result of the increased revenues, we generated income from operations of $3.5 million for the six months ended June 30, 2017 compared to a loss from operations of $1.5 million for the six months ended June 30, 2016.

Income Taxes

For the six months ended June 30, 2017 we incurred current income tax expense of $770,000 and deferred income tax expense of $488,000 for an effective tax rate of 31.4% compared to the six months ended June 30, 2016, when we did not incur any current income tax expense, received a refund of $71,000 as a result of an overpayment on the 2014 federal corporate tax return.

Net Income/(Loss)

We reported net income of $2.4 million or $0.37 per share basic and diluted for the six months ended June 30, 2017 compared to a net loss of $0.8 million or ($0.13) per share basic and diluted for the six months ended June 30, 2016.

Inflation

Inflation has not materially impacted the operations of our Company.

Liquidity and Capital Resources

As as of June 30, 2017 we had working capital of $23.1 million compared to $19.9 million at December 31, 2016, an increase of $3.2 million primarily as a result of operations, and cash and cash equivalents of $21.5 million compared to $21.7 million at December 31, 2016, a decrease of $.2 million.

Accounts receivable, net, as of June 30, 2017 was $1.9 million compared to $0.6 million at December 31, 2016. This increase is principally due to an increase in revenue, the timing of customer invoicing, shipments and customer payments on outstanding balances.

At June 30, 2017 the number of full time employees increased to 203 employees compared to 173 at December 31, 2016

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

CVD EQUIPMENT CORPORATION

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The exhibits below are hereby furnished to the SEC as part of this report:

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 14, 2017.

31.2*	Certification of Glen R. Charles, Chief Financial Officer, dated August 14, 2017.

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 14, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Glen R. Charles, Chief Financial Officer, dated August 14, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

*Filed herewith

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 2017.

CVD EQUIPMENT CORPORATION

By:	/s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

By:	/s/ Glen R. Charles
Glen R. Charles
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT

NUMBER	DESCRIPTION

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 14, 2017

31.2*	Certification of Glen R. Charles, Chief Financial Officer, Dated August 14, 2017

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 14, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated August 14, 2017 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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