Form 10-Q
period 2017-09-30
CVD EQUIPMENT CORP
filed 2017-11-14
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,409,891 shares of Common Stock, $0.01 par value at November 7, 2017.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$17,180,657	$21,677,186
Accounts receivable, net	4,057,354	607,522
Costs and estimated earnings in excess of billings on contracts in progress	4,457,926	2,596,518
Inventories	3,023,009	3,286,539
Other current assets	438,191	235,537

Total Current Assets	29,157,137	28,403,302

Property, plant and equipment, net	13,963,806	14,344,924
Construction in progress	160,263	94,058

Deferred income taxes – non-current	1,881,211	2,440,334

Other assets	415,828	68,450

Intangible assets, net	225,138	253,624

Total Assets	$45,803,383	$45,604,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$750,718	$743,132
Accrued expenses	2,607,937	1,942,818
Current maturities of long-term debt	300,000	300,000
Billings in excess of costs and estimated earnings on contracts in progress	215,902	5,262,339
Deferred revenue	498,597	77,633
Total Current Liabilities	4,373,154	8,325,922

Long-term debt, net of current portion	2,740,508	2,965,508
Total Liabilities	7,113,662	11,291,430

Commitments and Contingencies	----	----

Stockholders’ Equity
Common stock - $0.01 par value – 20,000,000 shares authorized; issued and outstanding, 6,390,848 at September 30, 2017 and 6,346,590 at December 31, 2016	63,908	63.466
Additional paid-in-capital	24,830,704	24.131.474
Retained earnings	13,795,109	10,118.322
Total Stockholders’ Equity	38,689,721	34.313.262

Total Liabilities and Stockholders’ Equity	$45,803,383	$45.604.692

The accompanying notes are an integral part of these consolidated financial statement

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue	$10,831,729	$4,883,511	$31,312,055	$13,630,726

Cost of revenue	6,229,062	3,192,345	18,127,799	9,912,207

Gross profit	4,602,667	1,691,166	13,184,256	3,718,519

Operating expenses
Research and development	158,310	150,257	339,610	304,591
Selling and shipping	345,406	261,006	983,731	805,681
General and administrative	2,208,628	1,675,163	6,423,016	5,145,343
Gain on settlement	---	---	---	(628,905)
Total operating expenses	2,712,344	2,086,426	7,746,357	5,626,710

Operating income/(loss)	1,890,323	(395,260)	5,437,899	(1,908,191)

Other income (expense)
Interest income	28,485	7,054	54,538	20,582
Interest expense	(17,189)	(19,153)	(52,433)	(61,608)
Other income	2,575	118,645	3,014	123,093
Total other income	13,871	106,546	5,119	82,067

Income/(loss) before income taxes	1,904,194	(288,714)	5,443,018	(1,826,124)

Income tax expense/(benefit)	508,316	(203,310)	1,766,231	(907,372)

Net income/(loss)	$1,395,878	$(85,404)	$3,676,787	$(918,752)

Basic income/(loss) per common share	$0.22	$(0.01)	$0.58	$(0.15)

Diluted income/(loss) per common share	$0.22	$(0.01)	$0.58	$(0.15)

Weighted average common shares Outstanding-basic	6,378,656	6,323,039	6,314,224	6,269,102

Net effect of potential common share issuance:
Stock options	34,410	---	33,748	---

Weighted average common shares Outstanding-diluted	6,413,066	6,323,039	6,347,972	6,269,102

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income/(loss)	$3,676,787	$(918,752)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Stock-based compensation expense	677,552	544,238
Depreciation and amortization	623,656	618,227
Deferred tax expense/(benefit)	559,123	(836,615)
Provision for doubtful accounts	3,724	39,313
Changes in operating assets and liabilities:
Accounts receivable	(3,453,556)	(4,108,505)
Costs and estimated earnings in excess of billings on contracts in progress	(1,861,408)	1,475,190
Inventories	263,531	(64,328)
Other current assets	(195,073)	(22,669)
Increases/(decreases) in operating liabilities:
Accounts payable and accrued expenses	665,119	(2,251,405)
Current maturities of long-term debt	---	(280,000)
Billings in excess of costs and estimated earningson contracts in progress	(5,046,437)	9,130,870
Deferred revenue	420,965	(158,031)
Total adjustments	(7,342,804)	4,086,285
Net cash (used in)/provided by operating activities	(3,666,017)	3,167,533

Cash flows from investing activities:
Release of restricted cash	---	200,000
Capital expenditures	(618,505)	(42,670)
Deposits	(9,127)	1,550
Net cash (used in)/provided by investing activities	(627,632)	158,880

Cash flows from financing activities:
Net proceeds from stock options exercised	22,120	462,000
Payments of long-term debt	(225,000)	(225,000)
Net cash (used in)/provided by financing activities	(202,880)	237,000

Net (decrease)/increase in cash and cash equivalents	(4,496,529)	3,563,413
Cash and cash equivalents at beginning of period	21,677,186	13,073,331

Cash and cash equivalents at end of period	$17,180,657	$16,636,744

Supplemental disclosure of cash flow information:
Income taxes paid	$701,800	$101,352
Interest paid	$52,433	$61,608

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

NOTE 1:     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively, “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that can be expected for the year ending December 31, 2017.

The balance sheet as of December 31, 2016 has been derived from the audited consolidated financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 30, 2017, including the accounting policies followed by the Company as set forth in Note 2 to the consolidated financial statements contained therein.

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

September 30, 2017

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

Recent Accounting Pronouncements

In May 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which changes the criteria for recognizing revenue. The standard requires an entity which recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires a five-step process for recognizing revenues including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction prices, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when (or as) the entity satisfies a performance obligation. Because of the broad scope of this new standard, as it could impact the Company’s contract portfolio and therefore net sales and operating income as well as related business processes, the Company is continuing to perform its detailed review and evaluation of the operational impact of this new ASU including which transition approach to use and the overall effect on its current accounting policies and practices in order to identify potential differences that would result from applying the requirements of the new standard.

The Company believes there is no additional new accounting guidance adopted, but not yet effective that is relevant to the readers of its financial statements. However, there are numerous new proposals under development which, if and when enacted, may have significant impact on its financial reporting.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

NOTE 3:     CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit-quality domestic financial institutions and invests its excess cash primarily in savings accounts and money market instruments. The Company performs periodic evaluations of the relative credit standing of all such institutions as it seeks to maintain stability and liquidity. Cash and cash investments at September 30, 2017 and December 31, 2016, exceeded the Federal Deposit Insurance Corporation (“FDIC”) limits by $15.6 million and $20.2 million respectively.

Sales concentration

Revenue to a single customer in any one period can exceed 10% of our total sales. During the three months ended September 30, 2017 and September 30, 2016, one customer represented approximately 59% and 43% respectively, of our revenues. During the nine months ended September 30, 2017 and September 30, 2016 that same customer represented 65% and 40% respectively, of our revenues.

Accounts receivable

The Company sells products and services to various companies across several industries in the ordinary course of business. The Company performs ongoing credit evaluations to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience, evaluation of their credit history and review of the invoicing terms of the contract to determine the financial strength of its customers. The Company also maintains allowances for anticipated losses. One customer represented 23.2%, another customer represented 14.2% and a third customer represented 10.0% of the accounts receivable balance at September 30, 2017.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

NOTE 4:     CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings on contracts in progress are summarized as follows:

	September 30, 2017	December 31, 2016

Costs incurred on contracts in progress	$11,557,916	$4,678,192
Estimated earnings	19,302,951	10,733,826
	30,876,962	15,412,018
Less: Billings to date	26,634,938	(18,077,839)

Included in accompanying balance sheets under the following captions:	$4,242,024	$(2,665,821)

Costs and estimated earnings in excess of billings on contracts in progress	$4,457,926	$2,596,518

Billings in excess of costs and estimated earnings on contracts in progress	(215,902)	(5,262,339)
	$4,242,024	$(2,665,821)

NOTE 5:     INVENTORIES

Inventories are stated at the lower of cost or net realizable value computed on a first-in, first-out basis and consist of the following:

	September 30, 2017	December 31, 2016

Raw materials	$2,762,009	$3,062,830
Work-in-process	234,023	159,482
Finished goods	26,977	64,227
Totals	$3,023,009	$3,286,539

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

NOTE 6:     ACCOUNTS RECEIVABLE

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $6,000 and $2,000 as of September 30, 2017 and December 31, 2016, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

NOTE 7:     DEBT

The Company has a revolving credit facility with HSBC Bank, USA, N.A. (“HSBC”) providing up to $7 million, although the Company has never utilized this facility. This credit facility remains available until September 1, 2018. The credit facility also contains certain financial covenants, all of which the Company was in compliance with at September 30, 2017 and December 31, 2016.

The Company has a loan agreement with HSBC which is secured by a mortgage against its Central Islip facility. The loan is payable in 120 consecutive equal monthly installments of principal of $25,000 plus interest thereon and a final balloon payment upon maturity in March 2022. Interest accrues on the loan, at the Company’s option, at the variable rate of LIBOR plus 1.75% which was 2.99% and 2.52% at September 30, 2017 and December 31, 2016, respectively. The principal balances on the mortgage at September 30, 2017 and December 31, 2016 were approximately $3.0 and $3.3 million, respectively.

NOTE 8:     STOCK-BASED COMPENSATION EXPENSE

During the three and nine months ended September 30, 2017 and September 30, 2016, the Company recorded compensation expense as part of general administrative expense, of $242,000 and $198,000 and $678,000 and $544,000 respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

NOTE 9:     INCOME TAXES

The provision for income taxes includes the following:

	Nine Months Ended September 30,
	2017	2016

Current:
Federal	$1,195,528	$(71,070)
State	11,580	314
Total Current income tax provision/(benefit)	1,207,108	(70,756)
Deferred:
Federal	$559,123	$(836,616)
State	----	---
Total deferred income tax provision/(benefit)	559,123	(836,616)
Income tax expense/(benefit)	$1,766,231	$(907,372)

Tax Rate Reconciliation

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory rate is as follows:

	Nine Months Ended
	September 30,
	2017	2016
Income tax benefit at federal statutory rate [34%]	$2,075,004	$(620,882)
Change in other accruals	90,781	(216,640)
Difference between tax and book depreciation	(201,847)	50,213
Stock-based compensation	(197,707)	(48,993)
Provision for tax return true up	----	(71,070)
Income tax expense	$1,766,231	$(907,372)

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

Stock options to purchase 381,930 shares of common stock were outstanding and 196,930 were exercisable during the three and nine months ended September 30, 2017. Stock options to purchase 159,730 shares were outstanding and 79,730 were exercisable during the three and nine months ended September 30, 2016. For the three and nine months ended September 30, 2017, options to purchase 34,410 and 33,748 shares were included in the diluted earnings per share calculation respectively. The balance of stock options outstanding at September 30, 2017 were not included as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2016, none of the outstanding options were included in the earnings per share calculation as their effect would have been antidilutive.

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

September 30, 2017

(Unaudited)

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

Three Months

Ended September 30,

	CVD	SDC	Eliminations *	Consolidated
2017
Assets	$41,615,403	$5,977,491	$(1,789,511)	$45,803,383

Revenue	$8,862,726	$2,548,612	$(579,609)	$10,831,729
Pretax income	1,055,683	848,511		1,904,194

2016
Assets	$46,147,895	$4,316,826	$(2,960,808)	$47,503,913

Revenue	$4,253,544	$846,696	$(216,729)	$4,883,511
Pretax income	(180,638)	(108,076)		(288,714)

December 31, 2016
Assets	$43,300,131	$4,558,111	$(2,253,550)	$45,604,692

Nine Months

Ended September 30,

	CVD	SDC	Eliminations *	Consolidated
2017
Revenue	$26,847,732	$6,360,762	$(1,896,439)	$31,312,055
Pretax income	3,403,907	2,039,111		5,443,018

2016
Revenue	$11,589,421	$2,352,384	$(311,079)	$13,630,726
Pretax (loss)	(1,544,278)	(281,846)		(1,826,124)

*All elimination entries represent intersegment revenues eliminated in consolidation for external financial reporting.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(Unaudited)

Note 12:     SUBSEQUENT EVENTS

On October 24, 2017, CVD Equipment Corporation (the “Company”) entered into an Agreement of Purchase and Sale (the “Agreement”) to purchase a building and real property located at 555 North Research Place, Central Islip, New York 11722 (the “Premises”) from Creative Bath Products, Inc. The purchase price for the Premises is $13,850,000.00, exclusive of closing costs (the “Purchase Price”). Upon execution of the Agreement, the Company deposited the sum of $500,000 into escrow as an initial down payment against the Purchase Price, with the remaining balance of $13,350,000.00 to be paid at the closing. The acquisition of the Premises and the consummation of the transactions contemplated by the Agreement are contingent upon, among other things, the Company obtaining a commitment from an Institutional Lender (as defined in the Agreement) to make a first mortgage loan to the Company of $10,387,500.00 on such terms and conditions as are specified in the Agreement. The anticipated closing date of the acquisition of the Premises and the transactions contemplated by the Agreement is on or about January 22, 2018, or such earlier date as the Company may direct upon three (3) days written notice and is subject to the satisfaction by the parties of customary closing conditions as described in the Agreement.

On October 31, 2017 (the “Closing Date”), CVD MesoScribe Technologies Corporation, a New York corporation (“Buyer”) and newly formed and wholly-owned indirect subsidiary of CVD Equipment Corporation (the “Company”) and MesoScribe Technologies, Inc., a Delaware corporation (“Seller”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, among other things, Buyer acquired (the “Acquisition”) substantially all of the operating assets and business of the Seller (excluding cash, accounts receivable and other specified excluded assets), as more particularly described in the Asset Purchase Agreement.

Pursuant to the Asset Purchase Agreement, the purchase price for the assets acquired in the Acquisition was $800,000, of which $500,000 was paid on the Closing Date and $300,000 may be paid to Seller as additional contingent consideration based upon the achievement of certain revenue thresholds and other criteria set forth in the Asset Purchase Agreement with respect to each of the two (2) consecutive twelve (12) month measurement periods following the Closing Date.

The Asset Purchase Agreement contains usual and customary representations, warranties and covenants of the parties, as well as indemnification provisions.

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

Results of Operations

Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016

	Three Months Ended
	September 30, 2017	September 30, 2016	Change	% Change
(In thousands)
Revenue
CVD (net of eliminations)	$8,833	$4,254	$4,579	107.6
SDC (net of eliminations)	1,999	630	1,369	217.3
Total Revenue	10,832	4,884	5,948	121.8

Cost of Goods Sold	6,229	3,192	3,037	95.1

Gross Profit	4,603	1,691	2,912	172.2
Gross Margin	42.5%	34.6%

Research and development	158	150	8	5.3
Selling and shipments	345	261	84	32.2
General and administrative	2,209	1,675	534	31.9
Total operating expenses	2,712	2,086	626	30.0

Operating income/(loss)	1,890	(395)	2,285	578.5

Other income	14	106	(92)	(86.8)

Income/(loss) before taxes	1,904	(289)	2,193	758.8

Income tax expense/(benefit)	508	(204)	712	349.0

Net income/(loss)	1,396	(85)	1,481	1,742.4

Revenue

Our revenue for the three months ended September 30, 2017 was $10.8 million compared to $4.9 million for the three months ended September 30, 2016, resulting in an increase of $5.9 million or 121.8%, which was primarily attributable to the work performed on the increase in orders received over the past 15 months. One customer in the aerospace industry represented approximately 59% and 43% of our revenue for the three months ended September 30, 2017 and September 30, 2016, respectively. We are continuing to receive additional follow-on business from that customer as well as receiving additional orders and opportunities with new and other current customers. The mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If any of our significant customers do not place orders, or they substantially reduce, delay or cancel orders, we may not be able to replace the business in a timely manner or at all, which could have a material adverse effect on our results of operations and financial condition. The SDC division increased their revenue from third party customers to $2.0 million for the three months ended September 30, 2017, an increase of 217.3% compared to revenue of $630,000 for the three months ended September 30, 2016. The increase is primarily attributable to a significant order from one customer that comprised approximately 57% of the three month total.

Gross Profit

We generated a gross profit of $4.6 million with a gross profit margin of 42.5% for the three months ended September 30, 2017 compared to a gross profit of $1.7 million and a gross profit margin of 34.6% for the three months ended September 30, 2016. The increased gross profit and gross margin was the result of both greater overall revenue and the product mix of orders being worked on.

Research and Development, Selling, General and Administrative Expenses

Internal research and development expenses for the three months ended September 30, 2017 amounted to $158,000 compared to $150,000 for the three months ended September 30, 2016, as we increased the level of investment in research and development for our products.

Selling and shipping expenses for the three months ended September 30, 2017 was $345,000 compared to $261,000 for the three months ended September 30, 2016 which represented an increase of 32.2% which was primarily a result of additional personnel costs related to CVD Materials, including its recently established CVD Tantaline ApS subsidiary, during the current period.

We incurred approximately $2.2 million of general and administrative expenses or 20.4% of our revenue for the three months ended September 30, 2017 compared to approximately $1.7 million or 34.7% of our revenue during the three months ended September 30, 2016. This increase of 31.9% was primarily a result of additional personnel and occupancy costs related to CVD Materials, including its recently established CVD Tantaline ApS subsidiary, during the current period.

Operating income/(loss)

As a result of the increased revenues and higher gross margins, we achieved income from operations of $1.9 million for the three months ended September 30, 2017 compared to having incurred a loss from operations of $395,000 for the three months ended September 30, 2016.

Other income

During the three months ended September 30, 2017 our interest income exceeded our interest expense by $14,000. During the three months ended September 30, 2016, we received a payment from our insurance company on a property damage claim the exceeded the repair costs by $119,000, which was partially offset by our interest expense exceeding our interest income.

Income Taxes

We incurred an income tax expense of $508,000 for the three months ended September 30, 2017. For the three months ended September 30, 2016, we did not incur any current income tax expense and recorded $204,000 of deferred tax benefits primarily due to the tax loss that we incurred during the period.

Net income/(loss)

We reported net income of approximately $1.4 million or $0.22 per share basic and diluted for the three months ended September 30, 2017 compared to a net loss of $85,000 or ($0.01) per share basic and diluted for the three months ended September 30, 2016

Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016

	September 30, 2017	September 30, 2016	Change	% Change
(In thousands)
Revenue
CVD (net of eliminations)	$26,741	$11,584	$15,157	130.8
SDC (net of eliminations)	4,571	2,047	2,524	123.3
Total Revenue	31,312	13,631	17,681	129.7

Cost of Goods Sold	18,128	9,912	8,216	82.9

Gross Profit	13,184	3,719	9,465	95.5
Gross Margin	42.1%	27.3%

Research and development	339	305	34	11.1
Selling and shipping	984	806	178	22.1
General and administrative	6,423	5,145	1,276	24.8
Gain on settlement	---	(629)	629
Total operating expenses	7,746	5,627	2,117	37.6

Operating income/(loss)	5,438	(1,908)	7,346	385.0

Other income	5	82	(77)	(93.9)

Income/(loss) before taxes	5,443	(1,826)	7,269	398.1

Income tax expense/(benefit)	1,766	(908)	2,674	294.5

Net income/(loss)	3,677	(918)	4,595	500.5

Revenue

Our revenue for the nine months ended September 30, 2017, totaled $31.3 million, an increase of $17.7 million or 129.7% compared to $13.6 million for the nine months ended September 30, 2016. This increase was primarily attributable to the work performed on the increase in orders received over the past 15 months. Our largest customer represented approximately 65% and 40% of our revenue for the nine months ended September 30, 2017 and September 30, 2016, respectively.

We are continuing to receive additional follow-on business from that customer as well as receiving additional orders and opportunities with new and other current customers. The mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If any of our significant customers do not place orders, or they substantially reduce, delay or cancel orders, we may not be able to replace the business in a timely manner or at all, which could have a material adverse effect on our results of operations and financial condition.

Revenue from the SDC division for the nine months ended September 30, 2017 reached $4.6 million compared to $2.0 million for the nine months ended September 30, 2016 an increase of 123.3%. One customer accounted for approximately 29% of the total.

Gross Profit

During the nine months ended September 30, 2017, we generated a gross profit of $13.2 million resulting in a gross profit margin of 42.1% as compared to the nine months ended September 30, 2016 when our gross profit was $3.7 million with a gross profit margin of 27.3%. The increase in gross profit and gross margin was the result of a combination of greater overall revenue and product mix of orders being worked on.

Research and Development, Selling and General and Administrative Expenses

Internal research and development expenses for the nine months ended September 30, 2017 were $339,000 compared to $305,000 for the nine months ended September 30, 2016 as we begin to ramp our efforts of independently conducted research and development activities.

Selling and shipping expenses for the nine months ended September 30, 2017 and 2016 were $984,000 and $806,000, respectively, an increase of 22.1%, which was a result of the additional personnel costs associated with the start-up activity in CVD Materials.

General and administrative expenses totaled $6.4 million and $5.1 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $1.3 million or 24.8%. The increase is primarily attributable to the additional personnel and occupancy costs associated with the start-up activity in CVD Materials including its recently established CVD Tantaline ApS subsidiary.

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

Operating Income/(loss)

As a result of the increased revenues and higher gross margin, for the nine months ended September 30, 2017, we achieved operating income of $5.4 million compared to a loss from operations of $1.9 million for the nine months ended September 30, 2016.

Other Income

During the nine months ended September 30, 2017 our interest income exceeded our interest expense by $5,000. During the nine months ended September 30, 2016, we received a payment from our insurance company on a property damage claim the exceeded the repair costs by $119,000, which was partially offset by our interest expense exceeding our interest income.

Income Taxes

For the nine months ended September 30, 2017 we incurred current income tax expense of $1,207,000 and deferred income tax expense of $559,000 for an effective tax rate of 32.4% compared to the nine months ended September 30, 2016, when we did not incur any current income tax expense, received a refund of $71,000 as a result of an overpayment on the 2015 federal corporate tax return and recorded $837,000 of deferred tax benefits primarily due to the tax loss we incurred for the current period.

Net Income/(loss)

We reported net income of $3.7 million or $0.58 per share basic and diluted for the nine months ended September 30, 2017 compared to a net loss of $0.9 million or ($0.15) per share basic and diluted for the nine months ended September 30, 2016.

Inflation

Inflation has not materially impacted the operations of our Company.

Liquidity and Capital Resources

As of September 30, 2017 we had working capital of $24.8 million compared to $19.9 million at December 31, 2016, an increase of $4.9 million primarily as a result of an increase in accounts receivables and a reduction in the billing in excess of costs and estimated earnings on contracts in progress. This was partially offset by a decrease in cash and cash equivalents. As of September 30, 2017 our cash and cash equivalents were $17.2 million, compared to $21.7 million at December 31, 2015, a decrease of $4.5 million. This decrease was primarily the result of costs incurred and paid on orders currently being worked on that we have previously been paid.

Accounts receivable, net, as of September 30, 2017 and December 31, 2016 were $4.1 million and $0.6 million respectively. One customer represented 23.2%, another customer represented 14.2% and a third customer represented 10.0% of the accounts receivable balance at September 30, 2017.

At September 30, 2017, the number of full time employees increased to 204 employees compared to 173 at December 31, 2016.

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

CVD EQUIPMENT CORPORATION

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The exhibits below are hereby furnished to the SEC as part of this report:

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 14, 2017.

31.2*	Certification of Glen R. Charles, Chief Financial Officer, dated November 14, 2017.

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 14, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated November 14, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

____________

●	Filed herewith

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 2017.

CVD EQUIPMENT CORPORATION

By:	/s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer, President and Chairman
(Principal Executive Officer)

By:	/s/ Glen R. Charles
Glen R. Charles
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 14, 2017

31.2*	Certification of Glen R. Charles, Chief Financial Officer, Dated November 14, 2017

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 14, 2017, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Glen R. Charles, Chief Financial Officer,dated November 14, 2017 pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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