Form 10-K
period 2017-12-31
CVD EQUIPMENT CORP
filed 2018-04-02
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2017

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

Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company . See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act.                          Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☑   Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $58,029,593 at June 30, 2017

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 6,458,714 shares of Common Stock, $0.01 par value at March 15, 2018.

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

Item 1.          Description of Business.

The use of the words “CVD,” “we,” “us” or “our” refers to CVD Equipment Corporation, a New York corporation incorporated on October 13, 1982, and its wholly owned subsidiaries, CVD Materials Corporation (including its wholly owned subsidiaries CVD Tantaline ApS, and CVD Mesoscribe Technologies Corporation) collectively “CVD Materials”), FAE Holdings 411519R LLC and 555 N Research Corporation except where the context otherwise requires.

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

Based on more than 35 years of experience, we use our engineering, manufacturing and process development to transform new applications into leading-edge manufacturing solutions. This enables university, research and industrial scientists at the cutting edge of technology to develop next generation aerospace, medical, solar, nano, LEDs, semiconductors and other electronic components. We develop, manufacture and provide equipment for research and production based on our proprietary designs. We have built a significant library of design expertise, know-how and innovative solutions to assist our customers in developing these intricate processes and to accelerate their commercialization. This library of solutions, along with our vertically integrated manufacturing facilities, allows us to provide superior design, process and manufacturing solutions to our customers on a cost effective basis.

Our strategy is to target opportunities in the research and development and production equipment market, with a focus on higher-growth applications such as aerospace, medical, solar, smart glass, carbon nanotubes, nanowires, graphene, MEMS and LEDs. To expand our penetration into these growth markets, we have developed a line of proprietary standard products and custom systems. Historically, we manufactured products for research and development on a custom one-at-a-time basis to meet an individual customer’s specific research requirements. Our proprietary systems leverage the technological expertise that we have developed through designing these custom systems onto a standardized basic core. This core is easily adapted through a broad array of available add-on options to meet the diverse product and budgetary requirements of the research community. By manufacturing the basic core of these systems in higher volumes, we are able to reduce both the cost and delivery time for our systems. These systems, which we market and sell under the EasyTube® product line, are sold to researchers at universities, research laboratories, and startup companies in the United States and throughout the world.

Sales of our proprietary standard, custom systems and process solutions have been driven by our installed customer base, which includes several Fortune 500 companies. The strong performance and success of our products has historically driven repeat orders from existing customers as well as business from new customers. However, with our proprietary solutions and expanded focus on “accelerating the commercialization of tomorrow’s technologies”TM we have been developing a new customer base in addition to growing with our existing customers. We have generally gained new customers through word of mouth, limited print advertising and trade show attendance. We are now also gaining new customers by their awareness of our company in the marketplace with results from our Application Laboratory, partnerships with startup companies, increased participation in trade shows and expanded internet advertising.

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

Business Developments

On October 31, 2017, through our newly formed and wholly-owned subsidiary, CVD Mesoscribe Technologies Corporation (“MesoScribe Technologies”), we acquired substantially all of the operating assets and business of Mesoscribe Technologies, Inc. (“MTI”). Formed in 2002, by a group from Stony Brook University, MTI established itself as a pioneer and leader in the direct deposition of thermal sensors, heaters, and instrumentation for harsh environments.

MTI specialized in materials processing using Direct Write MesoPlasma™ printing technology. This technology is an enabling additive manufacturing process whereby materials are printed onto conformal components in precise patterns. MTI has provided MesoPlasma™ printing services and products to its customers for use in aerospace, power generation, satellite, and defense markets, focusing on developing and manufacturing innovative products for advanced sensing, heating, and communication.

This acquisition provides CVD access to additional materials deposition technology, a presence in new markets, and additional applications. In addition, the proprietary MesoPlasma™ technology complements our Tantaline® business which we acquired in Q4 2016. The two technologies when combined provide a treatment and coating which provides both corrosion resistance and now wear resistance. This is consistent with our strategic plan to leverage our equipment know-how, business infrastructure and proven ability to scale up new technologies, all offering high value-added materials, products, and services and is another step in our combined organic and acquisition growth strategy.

On November 30, 2017, we closed on the purchase of the premises located at 555 North Research Place, Central Islip, NY 11722 (the “Premises”). The purchase price of the building was $13,850,000 exclusive of closing costs.

On November 30, 2017, the Company’s newly formed wholly-owned subsidiary, 555 N Research Corporation (the “Assignee”) and the Islip IDA, entered into a Fee and Leasehold Mortgage and Security Agreement (the ”Loan”) with HSBC Bank USA, N.A. (the “Bank”) in the amount of $10,387,500, which was used to finance a portion of the purchase price to acquire the Premises. The Loan was evidenced by the certain Note, dated November 30, 2017 (the “Note”), by and between Assignee and the Bank, and secured by a certain Fee and Leasehold Mortgage and Security Agreement, dated November 30, 2017 (the “Mortgage”), as well as a collateral Assignment of Leases and Rents (“Assignment of Leases”).

The Loan is payable in sixty (60) consecutive equal monthly installments of $62,777.60 including interest. The Loan shall bear interest for each Interest Period (as defined in the Note), at the fixed rate of 3.9148%. The maturity date for the Note is December 1, 2022.

As a condition of the Bank making the Loan, the Company was required to guaranty Assignee’s obligations under the Loan pursuant to that certain Unlimited Guaranty, dated November 30, 2017 (the “Guaranty”).

With the completed purchase of the additional facility at the Premises, we now have the manufacturing space to accelerate our capabilities of providing materials, coatings and surface treatments to meet our customers’ needs. We have now positioned ourselves for the expansion of our carbon composites and electronic material, Tantaline® and Mesoscribe Technologies product lines.

Segments

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

CVD Materials Tantaline® treatment is a diffusion bonded protective layer of tantalum formed by chemical vapor deposition on the surface of common materials. Tantalum is the most corrosion resistant metal commercially available. This surface layer provides protection against many of the most aggressive environments including high temperature, concentrated acid. Global sales and technical support comes out of our facility in Central Islip, New York with production provided out of our European facility located in Nordborg, Denmark. Future expansion of production capacity in the US has previously been announced. Although revenues have not been significant, we have incurred approximately $1.2 million in costs through December 31, 2017.

MesoScribe Technologies provides MesoPlasma™ printing services and products (heaters, antennas, & sensors) to aerospace, satellite, power generation, defense, and other markets requiring high performance. MesoScribe Technologies operates out of a 22,000 square foot facility located in Huntington Beach, CA with sales and marketing support out of our main facility in Central Islip, New York. Revenues and costs have not been material through December 31, 2017.

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

Annealing, Diffusion and Low Pressure Chemical Vapor Deposition (LPCVD) Furnaces - Used for diffusion, oxidation, implant anneal, solder reflow, solar cell manufacturing and other processes. The systems are normally operated at atmospheric and/or reduced pressure with gaseous atmospheres related to the process. An optional feature of the system allows for the heating element to be moved away from the process chamber allowing the wafers to rapidly cool or be heated in a controlled environment. Our cascade temperature control system enables more precise control of the wafers. The systems are equipped with an automatic process controller, permitting automatic process sequencing and monitoring with safety alarm provisions. Our annealing and diffusion furnace systems are priced up to $900,000.

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

MesoPlasma™ Direct Write Printing: A materials deposition process that provides high definition traces, fine feature patterns, and coatings onto conformal components. Powder materials are injected into a thermal plasma where they are rapidly heated and deposited onto the substrate or component. A 6-axis robotic system ensures pattern placement accuracy and manufacturing consistency. The versatility of the process enables a wide range of materials to be deposited including ceramic dielectrics, nickel based sensor alloys, metallic conductors, precious metals, and protective coatings. Products include temperature sensors, heaters, antennas and patterns per customer specifications. Products range in price from $100s-$1,000s of dollars depending on specific materials, pattern complexity, quantity and other factors.

Tantaline® Corrosion Resistant Coating: Tantaline® treatment is provided as part of either a finished product or as a service applied to customer sourced components. These include valves, fittings, fasteners, vessels, bellows, and a wide range of custom designed items. The Tantaline® treatment drastically improves the corrosion resistance of these base stainless steel parts extending the service life and increasing value in a wide range of applications.

Markets and Marketing

Due to the highly technical nature of our products, we believe it is essential to contact customers directly through our sales personnel and through a network of domestic and international independent sales representatives and distributors specializing in the type of equipment, products and services that we sell. In addition to our traditional customer base, we are now accessing new markets and new customers through Tantaline,® MesoScribe,® and other components of our expanding materials business. Our primary marketing activities include direct sales contacts, participation in trade shows and our internet websites. We are also focusing our efforts on being in the top listings on many search engines in order to increase the number of “hits” to our websites.

Customers

We continue to work on expanding our product offerings. Many of these products are used in research and in production applications. We sell our products primarily to electronic component manufacturers, institutions involved in electronic component research (such as universities, government and industrial laboratories) and to industries such as aerospace and medical that require specialized coatings. We have both a domestic and international customer base with hundreds of installed systems.

Given the complexity of some of the systems we sell, revenue from a single customer in any one year can exceed 10.0% of our total sales. In fiscal years 2017 and 2016 one customer represented 66.1% and 45.3% of our annual revenues respectively. The loss of such a key customer, if not replaced by others with a similar amount of revenue, will have a material adverse effect on our business and financial condition.

For the twelve months ended December 31, 2017, approximately $3.0 million or 9.6% of our revenues were generated by sales to customers outside the U.S., compared to $ approximately $2.4 million or 11.9% for the twelve months ended December 31, 2016.

Warranties

Warranties on our equipment can range up to twenty-four months from shipment and we pass along any warranties from original manufacturers of components used in our products. We provide service and support for our installed base of equipment with in-house field service personnel. Warranty costs, including those incurred in fiscal years 2017 and 2016, have been historically insignificant and expensed as incurred.

Competition

We are subject to intense competition. We are aware of other competitors that offer a substantial number of products and services comparable to ours. Many of our competitors (including customers who may elect to manufacture systems for internal use) have financial, marketing and other resources greater than ours. To date, we believe that each of our two segments has been able to compete favorably in markets that include these competitors, primarily on the basis of know-how, technical performance, quality, delivery price and aftermarket support.

CVD/First Nano competes primarily with in-house design and engineering personnel at research and university laboratories with the capacity to design and build their own equipment internally. Due to budgetary and funding constraints, many of these customers are extremely price sensitive. We believe that our systems are among the most advanced available for the targeted market space.

SDC’s gas management and chemical delivery control systems are among the most advanced available. We further believe that SDC is differentiated from our competitors through our intimate understanding of how the systems in which our products are incorporated are actually used in field applications. We have gained this understanding as a result of having designed and built complex process gas systems for CVD/First Nano as well as for a number of the world’s leading semiconductor, aerospace, medical, solar manufacturers, research laboratories and universities.

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

We maintain a fully-equipped machine shop that we use to fabricate most of our metal components in-house, including the most complex designed parts of our equipment. The investment in our machine shop has significantly helped in increasing our efficiencies while significantly reducing labor costs and time in production.  Similarly, our quartz fabrication capability is sufficient to meet our quartz-ware needs.

Materials procured from the outside and/or manufactured internally undergo a rigorous quality control process to ensure that the parts meet or exceed our requirements and those of our customers. Upon final assembly, all equipment undergoes a final series of complete testing to ensure maximum product performance.

Backlog

As of December 31, 2017, our order backlog was approximately $15.5  million compared to approximately $27.8 million at December 31, 2016, a decrease of $12.3 million, or 44.2%. We received approximately $29.5 million in orders for the twelve months ended December 31, 2017, compared to $42.6 million in orders for the twelve months ended December 31, 2016, a decrease of $13.1 million or 30.8%. Approximately $19.5 million or 64.4% of our orders received for the twelve months ended December 31, 2017 was from other than our largest customer compared to $9.4 million or 22.0% having been received from other than our largest customer during the year ended December 31, 2016. The December 31, 2017 backlog consists of $6.6 million or 42.3% from one customer as compared with the December 31, 2016 backlog which consisted of $23.3 million or 84% from that same customer. Although the overall backlog has decreased year over year we have diversified our cusomter base away from one customer as we focus on new opportunities with new and existing customers.  The timing for completion of the backlog varies depending on the product mix and can be as long as two years.  Order backlog is usually a reasonable management tool to indicate expected revenues, however, it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

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

Research and Development

The university research community is at the forefront of nanotechnology research, and we are focused on providing state-of-the-art systems to this market that will help bridge the gap between pioneering research and marketable products. Our Application Laboratory, together with a number of leading universities and startup companies with whom we partner from time to time, conducts cutting-edge research on the growth of carbon nanotubes, graphene and nanowires as well as on selected solar cell manufacturing processes and smart glass coating processes. The results of this research could have far reaching implications concerning the use and manufacture of carbon nanotubes, graphene and nanowires, solar cell and glass coatings for many markets. Our intention is that together with these leading universities and start-up companies, we will leverage our collective expertise in this field, which will allow us to capitalize on commercial opportunities in the future. This relationship has thus far produced leading edge results, including what we believe are the tallest carbon nanotube arrays yet developed.

In 2017, we incurred approximately $1.8 million in research and development expenses of which $437,000 was independent of external customer orders compared to 2016, when we incurred $2.4 million of research and development expenses, $434,000 of which was independent of external customer orders.

Government Regulation

We are subject to a variety of federal, state and local government regulations, such as environmental, labor and export control. We believe that we have obtained all necessary permits to operate our business and that we are in material compliance with all laws and regulations applicable to us.

We are not aware of any government regulations or requirements necessary for the sale of our products, except that certain approvals or permits may be required for the export of certain of our products to particular foreign countries (depending on the type and specification of the equipment ordered).

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

Employees

At December 31, 2017, we had 231 employees, including 16 interns and three part time personnel. We had 124 people in manufacturing, 53 in engineering (including research and development and efforts related to product improvement) 9 in field service, 16 in sales and marketing and 29 in general management, maintenance and administration.

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

We have a highly concentrated customer base so that changes in ordering patterns, delays or order cancellations could have a material adverse effect on our business and results of operations.

In fiscal 2017, approximately 66.0% of our net sales was accounted for by one customer. We expect that contracts or orders from a relatively limited number of customers will continue to account for a substantial portion of our business. The mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If any of our significant customers do not place orders, or they substantially reduce, delay or cancel orders, we may not be able to replace the business in a timely manner or at all, which could have a material adverse effect on our results of operations and financial condition. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us and can hurt our competitive position.

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

When cyclical fluctuations result in lower than expected revenue levels, operating results may be materially adversely affected and cost reduction measures may be necessary in for us to remain competitive and financially sound. During a down cycle, we must be able to make timely adjustments to our cost and expense structure to correspond to the prevailing market conditions. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and the number of our personnel to meet customer demand, which may require additional liquidity. We can provide no assurance, that these objectives can be met in a timely manner in response to changes within the industry cycles in which we operate. If we fail to respond to these cyclical change, our business could be seriously harmed.

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

Our backlog, largely consists of orders for customized systems including our chemical vapor deposition equipment and annealing and diffusion furnaces which are built to client specifications. We also have a significant concentration of revenue in a single customer. In 2017, our largest customer accounted for 66.1% of our revenue. These customized systems can have prices that range from $100,000 to several million dollars, depending on the configuration, specific options included and any special requirements of the customer.  Because our orders are subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor does our backlog provide any assurance of achievement of revenues or that we will realize a profit from completing these orders.  Since revenues on long-term contracts are recognized by the percentage-of-completion method, if a contract is canceled, we may have to reverse revenue at such time. Our financial position and results of operations could be materially and adversely affected should any large system order be cancelled prior to shipment, or not be accepted by the customer due to alleged non-conformity with product specifications or otherwise. Likewise, a significant change in the liquidity or financial position of any of our customers that purchase large systems, could have a material impact on the collectability of our accounts receivable and our future operating results.  Our backlog does not provide any assurance that we will realize a profit from those orders, or indicate in which period revenue will be recognized.

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

In December 2016, we purchased certain assets formally owned by Tantaline A/S, which we incorporated into a facility in Denmark which is operated by our subsidiary, Tantaline CVD ApS.

On October 31, 2017, through our newly formed and wholly-owned subsidiary, CVD Mesoscribe Technologies Corporation (“MesoScribe Technologies”), we acquired substantially all of the operating assets and business of Mesoscribe Technologies, Inc. (“MTI”).

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

We need to manage our growth effectively or we may experience difficulty in filling customer orders, declining product quality, increased costs or other operating challenges.

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

During the year ended December 31, 2017, approximately $3.0 million or 9.6% of our revenues were generated by sales to customers outside the U.S. compared to approximately $2.4 million or 11.9% for the year ended December 31, 2016.

Because a portion of our revenues are derived from international customers, our operating results could be negatively affected by a decline in the economies of any of the countries or regions in which we do business.  Each region can exhibit unique characteristics, which can cause capital equipment investment patterns to vary significantly from period to period.  Periodic local or international economic downturns, trade balance issues and political instability, as well as fluctuations in interest and currency exchange rates, could negatively affect our business and results of operations.

All of our sales to date have been primarily priced in U.S. dollars. While our business has not been materially affected in the past by currency fluctuations, there is a risk that it may be materially adversely affected in the future.  Such risks include possible losses due to both currency exchange rate fluctuations and from possible social and political instability.

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

Although we recently purchased additional space, we may require additional financing to further implement our growth plans.  We cannot assure you any additional financing will be available if and when required on commercially reasonable terms, if at all, or, even if available, that it would not materially dilute the ownership interests of the then existing shareholders.

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

As part of our long-term strategy, we have pursued acquisitions of other companies or assets, such as our recent acquisitions of assets owned by Tantaline ApS and Mesoscribe Technologies, Inc. and may pursue future acquisitions of other companies or assets which could potentially increase our assets. Adverse changes in business conditions could materially impact our estimates of future operations and result in impairment charges to these assets. If our assets were impaired, our financial condition and results of operations could be materially and adversely affected.

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
●

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted requirements for companies that manufacture products that contain certain minerals and metals known as “conflict minerals”. These rules require public companies to perform diligence and to report annually to the SEC whether such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could adversely affect the sourcing, availability, and pricing of minerals we use in the manufacture of our products. In addition, we have incurred and will continue to incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. Given the complexity of our supply chain, we may not be able to ascertain the origins of these minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. We may also face difficulties in satisfying customers who may require that our products be certified as conflict mineral free, which could harm our relationships with these customers and lead to a loss of revenue. These requirements could limit the pool of suppliers that can provide conflict-free minerals, and we may be unable to obtain conflict-free minerals at competitive prices, which could increase our costs and adversely affect our manufacturing operations and our profitability.

Item 1B.         Unresolved Staff Comments

None.

Item 2.            Description of Property.

Owned Locations	Size (sf)	Entity	Mortgage/Loan	Principal use
Central Islip, NY	130,000	CVD Equipment	Yes	Corporate: R&D; Manufacturing
Central Islip, NY	179,000	CVD Materials	Yes	Manufacturing and R&D

Saugerties, NY	22,000	SDC	No	Admin; Manufacturing

Leased Locations	Size (sf)	Entity	Lease term	Principal use
Nordborgvej, Denmark	7,793	Tantaline AsP	4 years	Process coatings, Admin

Huntington Beach Ca.	22,142	CVD Mesoscribe	1.5 years	Manufacturing

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

	High	Low
Year Ended December 31, 2017:
1st Quarter	$10.75	$8.55
2nd Quarter	12.16	10.09
3rd Quarter	11.87	10.00
4th Quarter	13.00	10.71

	High	Low
Year Ended December 31, 2016:
1st Quarter	$9.95	$7.79
2nd Quarter	8.74	6.27
3rd Quarter	9.27	8.33
4th Quarter	8.83	7.70

As of March 22, 2018 there were approximately 93 holders of record and approximately 1,226 beneficial owners of our common stock, and the closing sales price of our common stock as reported on the NASDAQ Capital Market was $9.27.

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

Equity Compensation Plan Information Table

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance
Plan Category

Equity compensation plans approved by security holders	387,930	$11.93	744,067

Equity compensation plans not approved by security holders	--	N/A	--

Total	387,930	$11.93	744,067

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

Based on more than 35 years of experience, we use our engineering, manufacturing and process development to transform new applications into leading-edge manufacturing solutions. This enables university, research and industrial scientists at the cutting edge of technology to develop next generation chemical vapor deposited products for use in solar, nano materials, LEDs, semiconductors and other applications. We also develop and manufacture research and production equipment based on our proprietary designs. We have built a significant library of design expertise, know-how and innovative solutions to assist our customers in developing these intricate processes and to accelerate their commercialization of chemically deposited materials. This library of solutions, along with our vertically integrated manufacturing facilities, allows us to provide superior design, process and manufacturing solutions to our customers on a cost effective basis.

Results of Operations

Twelve Months Ended December 31, 2017 vs Twelve Months Ended December 31, 2016

	Twelve Months Ended
	December 31
	2017	2016	Change	% Change
Revenue
CVD (net of eliminations)	$35,551	$18,560	$16,991	91.5
SDC (net of eliminations)	5,578	2,395	3,183	132.9
Total Revenue	41,129	20,955	20,174	96.3

Cost of Goods Sold	23,528	13,851	9,677	69.9

Gross Profit	17,601	7,104	10,497	147.8
Gross Margin	42.8%	33.9%		8.9

Research & Development	437	434	3	0.0
Selling and Shipping	1,405	1,098	307	28.0
General & Administrative	8,539	6,926	1,613	23.3
	10,381	8,458	1,923	22.7
Gain on settlement	-	(629)	629
Total Operating expenses	10,381	7,829	2,552	32.6

Operating income/(loss)	7,220	(724)	7,944	1,097.2

Other (expense)/income	(24)	71	(95)	(133.8)

Income/(loss) before taxes	7,196	(653)	7,849	1,202.0

Income tax expense/(benefit)	1,934	(504)	2,438	483.7

Net income/(loss)	5,262	(149)	5,411

Net income/(loss) per share
Basic	0.83	(0.02)
Diluted	0.82	(0.02)

Revenue

Our revenue for the year ended December 31, 2017 was $41.1 million compared to $21 million for the year ended December 31, 2016, resulting in an increase of 96.3%. This increase was primarily attributable to the work performed on the increased orders received over the past 18 months, in particular those orders received from our largest customer. Our largest customer, in the aerospace industry, from which we have secured multiple orders, represented $27.2 million or approximately 66.2% of our revenue for the twelve months ended December 31, 2017 compared to $9.5 million or approximately 45.3% of our revenue for the year ended December 31, 2016. We continue to receive additional orders and opportunities with new and current customers. The revenue contributed for the year ended December 31, 2017, by the CVD/First Nano division, of $35.7 million, which totaled 86.6% of our overall revenue, was 91.9% or $17.1 million more than the division’s $18.6 million contribution made in the prior year, which totaled 88.6% of our overall revenue.

Annual revenue for the SDC division increased to $5.6 million in 2017 compared to $2.4 million in 2016, an increase of 132.9%. The increase is primarily attributable to a general increase in activity for the year as well as having received a significant order from one customer that comprised approximately $1.4 million or 25% of the total. The SDC division represented 13.5% and 11.4% of our total revenue during the years ended December 31, 2017 and December 31, 2016 respectively. We have not received any appreciable revenue from Tantaline of Mesoscribe in 2017.

Gross Profit

Gross profit for the year ended December 31, 2017 amounted to $17.6 million, with a gross profit margin of 42.8%, compared to a gross profit of $7.1 million and a gross profit margin of 33.9% for the year ended December 31, 2016. The increased gross profit and gross margin was the result of both greater overall revenue and the product mix of orders being worked on.

Research and Development, Selling and General and Administrative Expenses

Due to the technical development required on our custom orders, our research and development team and their expenses are charged to costs of goods sold when they are working directly on a customer project. When they are not working on a customer project they work in our Application Laboratory and their costs are charged to research and development. In 2017 and 2016, we incurred $0.4 million of internal research and development costs.

Selling and shipping expenses were $1.4 million or 3.4% of the revenue for the year ended December 31, 2017 compared to $1.1 million or 5.2% for the year ended December 31, 2016. The increase in actual expenses was a result of additional personnel in the current period primarily related to CVD Materials, including its recently established subsidiaries CVD Tantaline ApS and CVE Mesoscribe Technologies.

General and administrative expenses for the year ended December 31, 2017 were $8.5 million compared to $6.9 million during the year ended December 31, 2016, an increase of $1.6 million. This increase was also primarily a result of additional personnel and occupancy costs related to CVD Materials, including its recently established subsidiaries CVD Tantaline ApS and CVD Mesoscribe Technologies, during the current year which totaled approximately $1.2 million.

Gain on Settlement

The Company has included the results of a negotiated reduction to legal fees and expenses in connection with the settlement of the previously disclosed Taiwan Glass litigation. The final negotiated sum was $1.1 million, resulting in a reduction of the amount that was previously billed and accrued and a gain on the statement of operations of $629,000 during the year ended December 31, 2016.

Operating Income/(Loss)

As a result of the increased revenues and gross margins, we recorded income from operations of approximately $7.2 million for the year ended December 31, 2017 compared to an operating loss of $653,000 for the year ended December 31, 2016.

Other (Expenses)/Income

Interest expense for the year ended December 31, 2017 increased as a result of the interest on the mortgage for the new building for one month.  Other income of $71,000 for the year ended December 31, 2016 was primarily the result of a payment from our insurance company on a property damage claim that exceeded the repair costs by $119,000

Income Taxes

For the twelve months ended December 31, 2017, we recorded income tax expense of approximately $1.9 million. We incurred a current income tax expense of approximately $1.1 million as a result of applying federal, state and local income tax rates less available net operating loss carryforwards and research and development tax credits.  We incurred an additional $0.8 million of deferred tax expense as a result of both the new tax law and temporary differences between financial statements and tax bases of assets and liabilities. The new Tax Act that was adopted into law on December 22, 2017 makes broad and complex changes to the Internal Revenue Code of 1986, including, but not limited to, (i) reducing the U.S. federal corporate tax rate from 35% to 21%; (ii) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits are realized; (iii) creating a new limitation on deductible interest expense and (iv) changing rules related to uses and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017.  The change in the tax law resulted in an additional $689,000 of deferred income tax expense. For the twelve months ended December 31, 2016 we recorded an income tax benefit of $0.5 million.

Net Income/(Loss)

As a result of the foregoing factors, for the year ended December 31, 2017, we earned net income of $5.3 million or $0.82 per diluted share compared to a net loss of $149,000 or $(0.02) per diluted share for the year ended December 31, 2016.

Inflation

Inflation has not materially impacted our operations.

Liquidity and Capital Resources

As of December 31, 2017, we had aggregate working capital of $22.4 million compared to aggregate working capital of $20.5 million at December 31, 2016 and had available cash and cash equivalents of $14.2 million, compared to $21.7 million, in cash and cash equivalents at December 31, 2016. The increase in working capital of $1.9 million is primarily attributable to increases in, costs and estimated earnings in excess of billings on contracts in progress and accounts receivable that was partially offset by a reduction in cash. Net cash decreased by $7.5 million as a result of cash used in investing activities primarily related to the acquisition of the land and building located at 555 North Research Place and the acquisition of Mesoscribe Technologies Inc. This was partially offset by cash provided by financing activities, specifically the mortgage obtained from HSBC on the property at 555 North Research Place and operating activities of $1.9 million which was primarily attributed to an increase in billings in excess of costs and estimated earnings on contracts in progress.

Accounts receivable, net of allowance for doubtful accounts, increased by $1.5 million or 238.9% at December 31, 2017 to $2.1 million compared to $0.6 million at December 31, 2016. This increase is principally due to the timing of shipments and customer payments.

Inventories as of December 31, 2017 were approximately $3.0 million representing a decrease of approximately $300,000 or 9.8% compared to the balance of approximately $3.3 million as of December 31, 2016.

We maintain a revolving credit facility with HSBC Bank, USA, N.A. (“HSBC”) providing up to $7 million, although we have never utilized this facility. This credit facility remains available until September 1, 2018. The credit facility also contains certain financial covenants, all of which we were in compliance with at December 31, 2017.

On August 1, 2016 we made the final payment on a $2.1 million term loan that was initially entered into in August 2011.

The Company has a loan agreement with HSBC which is secured by a mortgage against our Central Islip facility at 355 South Technology Drive. The loan is payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity in March 2022. The balances as of December 31, 2017 and December 31, 2016 were approximately $3.0 million and $3.3 million respectively. Interest accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% which was 3.3118% and 2.5618% at December 31, 2017 and 2016 respectively.

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

On October 31, 2017, through our newly formed and wholly-owned subsidiary, CVD Mesoscribe Technologies Corporation (“Mesoscribe Technologies”), we acquired substantially all of the operating assets and business of Mesoscribe Technologies, Inc. (“MTI”). Formed in 2002, by a group out of Stony Brook University, MTI established itself as a pioneer and leader in the direct deposition of thermal sensors, heaters, and instrumentation for harsh environments.

On November 30, 2017, we closed on the purchase of the premises located at 555 North Research Place, Central Islip, NY 11722. The purchase price of the land and the building was $13,850,000 exclusive of closing costs.

As part of the acquisition, the Company’s newly formed wholly-owned subsidiary, 555 N Research Corporation (the” Assignee”) and the Islip IDA, entered into a Fee and Leasehold Mortgage and Security Agreement (the ”Loan”) with HSBC USA, N.A. (the ”Bank”) in the amount of $10,387500, which was used to finance a portion of the purchase price to acquire the premises located at 555 North Research Place, Central Islip, New York 11722 (the ”Premises”). The Loan was evidenced by the certain Note, dated November 30, 2017 (the ”Note”), by and between Assignee and the Bank, and secured by a certain Fee and Leasehold Mortgage and Security Agreement, dated November 30, 2017 (the “Mortgage”), as well as a collateral Assignment of Leases and Rents (“Assignment of Leases”).

The Loan is payable in 60 consecutive equal monthly installments of $62,777.60 including interest. The Loan shall bear interest for each Interest Period (as defined in the Note), at the fixed rate of 3.9148%. The maturity date for the Note is December 1, 2022.

As a condition of the Bank making the Loan, the Company was required to guaranty Assignee’s obligations under the Loan pursuant to that certain Unlimited Guaranty, dated November 30, 2017 (the ”Guaranty”).

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

Revenue Recognition

Revenue Recognition.  We earn revenue from the sale of custom equipment to customers around the world. A large portion of our revenue is derived from contracts relating to the design, development or manufacture of complex equipment to a buyer’s specification and is recognized in accordance with FASB ASC 605-35. For these contracts, we primarily apply the percentage-of-completion accounting method and generally recognize revenue based on the relationship of total costs incurred to total projected costs. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract.

Direct costs which include materials, labor and overhead are charged to work-in-progress (including our contracts-in-progress) inventory or cost of sales. Indirect costs relating to long-term contracts, which include expenses such as general and administrative, are charged to expense as incurred and are not included in our work-in-process (including our contracts-in-progress) inventory or cost of sales. Total estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts are recorded in the period in which the losses become evident.

We have been engaged in the production and delivery of goods on a continual basis under contractual arrangements for many years. Historically, we have demonstrated an ability to accurately estimate total revenues and total expenses relating to our long-term contracts. However, there exist many inherent risks and uncertainties in estimating revenues, expenses and progress toward completion, particularly on larger or longer-term contracts. If we do not estimate the total sales, related costs and progress toward completion on such contracts, the estimated gross margins may be significantly impacted or losses may need to be recognized in future periods. Any such resulting changes in margins or contract losses could be material to our results of operations and financial condition.

Adoption of New Revenue Standard

In May 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which changes the criteria for recognizing revenue. The standard requires an entity which recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires a five-step process for recognizing revenues including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction prices, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when (or as) the entity satisfies a performance obligation. Publicly-traded companies were initially required to adopt the ASU for reporting periods beginning after December 15, 2016; however, the FASB, in August 2015, then issued Accounting Standards Update (“ASU”) No. 2015-14 to defer the effective date of ASU 2014-09 for all entities by one year. The Company has completed its assessment of the impact that the standard will have on revenue recognition. The Company has reviewed contracts for all material revenue streams and assessed potential impacts on the Company’s consolidated financial statements, results of operations, disclosures, and internal controls over financial reporting. The Company currently recognizes a significant majority of its revenue over time. Management has determined that this will remain materially consistent upon adoption of the new standard and no adjustment to beginning retained earnings will be necessary upon adoption. Additionally, the Company will make additional disclosures related to the revenues arising from contracts with customers as required by the new standard. The Company has adopted this guidance in the first quarter of fiscal 2018 using the modified retrospective approach.

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

Long-Lived Assets and Intangibles

Long-lived assets consist primarily of property, plant and equipment. Intangibles consist of patents, copyrights, intellectual property, licensing agreements and certifications. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets.” If the asset is determined to be impaired, the impairment loss is measured on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value. We had no recorded long-lived asset impairment charges in the statement of operations during each of the years ended December 31, 2017 and 2016.

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

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2017. Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with the management of the Company, have determined that as of December 31, 2017, the disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013)”. Management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on the criteria established by the COSO Internal Control Framework.

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

The following table sets for the names, ages and positions with the Company of each of our directors and executive officers, as of March 22, 2018.

Name	Age	Position(s) with the Company
Leonard A. Rosenbaum	72	Chairman of the Board of Directors, Chief Executive Officer, President

Martin J. Teitelbaum	67	Director, General Counsel and Assistant Secretary
Conrad J. Gunther	71	Director, Chairperson-Audit Committee
Lawrence J. Waldman	71	Director, Chairperson-Compensation Committee
Raymond A. Nielsen	67	Director, Chairperson-Nominating, Governance and
		Compliance Committee
Glen R. Charles	64	Chief Financial Officer, Secretary
Steven Aragon	56	Chief Operating Officer
Karlheinz Strobl	58	Vice President of Business Development
William S. Linss	60	Vice President of Operations-CVD/First Nano Division
Kevin R. Collins	52	Vice President and General Manager-SDC Division
Emmanuel Lakios	56	Vice President of Sales and Marketing

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

Lawrence J. Waldman

Lawrence J. Waldman was appointed a member of the Board of Directors on October 5, 2016. Mr. Waldman has over forty years of experience in public accounting. He joined First Long Island Investors LLC, an investment and wealth management firm, as a Senior Advisor in May 2016. Prior to that Mr. Waldman served as an advisor to the accounting firm of EisnerAmper LLP, where he was previously the Partner-in-Charge of Commercial Audit Practice Development for Long Island since September 2011. Prior to joining EisnerAmper LLP, Mr. Waldman was the Partner-in-Charge of Commercial Audit Practice Development for Holtz Rubenstein Reminick, LLP from July 2006 to August 2011. Mr. Waldman was the Managing Partner of the Long Island office of KPMG LLP from 1994 through 2006, the accounting firm where he began his career in 1972. Mr. Waldman has served as a director of Bovie Medical since 2011 and he is currently the Chair of the audit committee and Lead Independent Director of the Board. Mr. Waldman serves as a member of the Board of Directors of Northstar/RXR Metro Income Fund, a non-traded Real Estate Investment Trust, and has served as a member of its audit committee since 2014. Mr. Waldman was elected to the Board of Directors of Comtech Telecommunications Corp. in August of 2015, and since December 2015, serves as Chair of its Audit Committee. Mr. Waldman is also a member of Supervisory Committee of Bethpage Federal Credit Union. Mr. Waldman previously served as a member of the State University of New York's Board of Trustees and as chair of its audit committee. He also previously served as the Chairman of the Board of Trustees of the Long Island Power Authority and as Chair and a member of the finance and audit committee of its Board of Trustees. Mr. Waldman is a Certified Public Accountant.

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

Audit Committee

Our Board of Directors has an Audit Committee that currently consists of Conrad J. Gunther, Lawrence J. Waldman and Raymond A. Nielsen. During the fiscal year ended December 31, 2017, the Audit Committee held four meetings. Pursuant to the Audit Committee Charter, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and each such independent auditor shall report directly to the Committee. The Audit Committee also reviews with management and the independent auditors, our annual audited financial statements (including the disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the scope and results of annual audits and the audit and non-audit fees of the independent registered public accounting firm. Messrs. Gunther, Waldman and Nielsen are “independent” under the requirements of the NASDAQ Stock Market.

The Board of Directors has determined that each of Messrs. Gunther and Waldman is an “audit committee financial expert” as that term is defined in the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors, officers and ten percent shareholders. To our knowledge, based solely on our review of (a) the copies of such reports and amendments thereto furnished to us and (b) written representations that no other reports were required, during our fiscal year ended December 31, 2017, all of the filings for our officers, directors and ten percent shareholders were made on a timely basis, except for Conrad J. Gunther, who inadvertently filed one Form 4 one day late.

Item 11.        Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation of our chief executive officer and chief financial officer, and our “named executive officers,” for the years ended December 31, 2017 and 2016.

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Stock Awards ($)	All Other Compensation	Total ($)
				(1)	(1)

Leonard A. Rosenbaum	2017	500,690	22,500	-	21,936	-	545,126
President and Chief	2016	302,742	20,000	-	37,949	-	360,691
Executive Officer

Glen R. Charles	2017	157,981	20,000	-	21,936-		199,917
Secretary and Chief	2016	163,942	15,000	-	28,469		192,411
Financial Officer

Steven Aragon	2017	181,731	20,000	-	46,936		248,667
Chief Operating Officer	2016	193,462	15,000	-	53,469		250,199

Martin J. Teitelbaum	2017	265,074	20,000	-	21,936		307,010
General Counsel and	2016	266,126	15,000	-	28,469		309,595
Assistant Secretary

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

Outstanding Equity Awards at December 31, 2017

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2017.

				OPTION AWARDS	STOCK AWARDS

									Equity Incentive:
									Plan Awards
						Market	Equity Incentive		Market or payout
	Number of				Number of	Value of	Plan Awards:		value of
	Securities	Number of			shares or	shares or	Number of		unearned shares
	Underlying	Securities			units of stock	units of stock	unearned shares		or units
	Options	Options	Exercise	Option	that have not	that have not	or units that have		that have
	Exercisable	Unexercisable	Price	Expiration	Vested	Vested	not vested		not vested
Name	(#)	(#)	($)	Date	(#)	($)	(#)		($)

Leonard A	-	-	-	-	-	-	2,898	(1)	33,675
Rosenbaum

Steven Aragon	100,000	100,000	11.17	Various (4)			2,174	(2)	25,262

Glen R. Charles	-	-	-	-	-	-	3,606	(3)	41,902
							2,174	(2)	25,262

Martin J.	5,310	-	4.25	1/15/2020	-	-	2,174	(2)	25,262
Teitelbaum	1,400	-	7.90	1/15/2021	-	-	-		-

(1)	Restricted stock units vest as to 1,449 shares respectively on July 1, 2018 and 2019.
(2)	Restricted stock units vest as to 1,087 shares respectively on July 1, 2018 and 2019.
(3)	Restricted stock units vest on November 15, 2018.
(4)	Options vest as to 20,000 shares on October 20 each year consecutively through 2019 and expire 10 years from date of issuance.

2017 Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2017.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Restricted Stock Awards (1)	Total
Conrad J. Gunther	23,000	-	30,070	53,070
Lawrence J. Waldman	20,000	-	30,070	50,070
Raymond A. Nielsen	20,000	-	30,070	50,070

(1)

Amounts shown do not necessarily reflect compensation actually received by the named director. Instead, the amounts shown are the compensation costs recognized by CVD in fiscal 2017 for awards as determined pursuant to ASC 718. The assumptions used to calculate the value of option awards are set forth under Note 12 of the Notes to Consolidated Financial Statements.

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

The following table sets forth, as of March 22, 2018, information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent (5%) of our common stock, (b) each of our directors, (c) each of the named executive officers, and (d) all directors and executive officers and executive employees as a group. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of March 22, 2018.

Name and Address of Beneficial Owner(1)	Amounts and Nature of Beneficial Ownership (2)		Percent of Class (%)

Leonard A. Rosenbaum	818,319	(3)	12.7
Martin J. Teitelbaum	75,133	(4)	1.2
Conrad J. Gunther	57,988	(5)	*
Lawrence J. Waldman	4,700	(6)	*
Raymond A. Nielsen	4,700	(6)	*
Glen R. Charles	17,072	(7)	*
Steven Aragon	64,312	(8)	1.0
Karlheinz Strobl	120,979	(9)	1.9
William S. Linss	8,805	(10)	*
Kevin R. Collins	77,537	(11)	1.2
Emmanuel Lakios	22,660	(12)	*
All directors and executive officers and executive employees as a group (ten (10) persons)	1,272,205		18.0

*Less than 1% of the outstanding common stock or less than 1% of the voting power

(1)

The address of Messrs. Rosenbaum, Teitelbaum, Gunther, Waldman, Nielsen, Charles, Strobl, Linss, Aragon and Lakios is c/o CVD Equipment Corporation, 355 South Technology Drive, Central Islip, New York 11722.

(2)	The address of Mr. Collins is c/o Stainless Design Concepts, 1117 Old Kings Highway, Saugerties, NY 12477.

(3)	All of such shares are owned directly with sole voting and investment power, unless otherwise noted below. Does not include 2,898 shares of unvested restricted stock units.

(4)

Includes 2,000 shares held by Mr. Teitelbaum’s wife as to which beneficial ownership thereof is disclaimed by Mr. Teitelbaum. Also includes options to purchase 6,710 shares of our common stock. Does not include 2,174 shares of unvested restricted common stock units.

(5)	Includes options to purchase 8,110 shares of our common stock. Does not include 2,100 shares of unvested restricted common stock.

(6)	Does not include 2,100 shares of unvested restricted common stock.

(7)	Does not include 5,780 shares of unvested restricted common stock units.

(8)	Does not include unvested options to purchase 40,000 shares of our common stock. Does not include 2,174 shares of unvested restricted common stock units.

(9)	Does not include 5,089 shares of unvested restricted common stock units.

(10)	Does not include 9,164 shares of unvested restricted common stock units.

(11)	Does not include 6,214 shares of unvested restricted common stock units.

(12)	Does not include unvested options to purchase 80,000 shares of our common stock.

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

Item 14.        Principal Accountant Fees and Services.

The following presents fees for professional audit services rendered by MSPC, Certified Public Accountants and Advisors, A Professional Corporation (“MSPC”), for the audit of our financial statements for the years ended December 31, 2017 and December 31, 2016.

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Audit Fees	$138,000	$132,000
Audit-Related Fees (1)	10,000	10,000
Tax Fees	--	--
All Other Fees	9,000	--
Total Fees	$157,000	$142,000

Audit-Related Fees

Audit-related fees consisted of the audit of the Company’s Defined Contribution Plan 401(k) for the years 2017 and 2016 by MSPC.

Tax Fees

Tax fees consisted of the preparation of the tax returns by Baker, Tilley, Virchow Krause, LLP. The aggregate fees billed in 2017 were $18,500. The aggregate fees billed in 2016 were $20,000.

All Other Fees

In 2017, the firm of Baker, Tilley, Virchow and Krause, LLP was retained to prepare a comprehensive appraisal report to determine the fair value of certain stock options granted to an officer of the corporation for a fee of $9,000. We did not incur any other fees in 2016.

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

10.2	Purchase Agreement relating to a 22,000 square foot facility from Kidco Realty incorporated herein by reference to our Form 8-K filed on March 2, 1999.

10.3	CVD Equipment Corporation 2001 Stock Option Plan incorporated herein by reference to Exhibit 3.1 to our Form S-1 filed on July 3, 2007.*

10.4	Form of Non-Qualified Stock Option Agreement incorporated herein by reference to Exhibit 3.1 to our Form 10-KSB filed on March 26, 2007.*

10.5	1989 Key Employee Stock Option Plan incorporated herein by reference to Amendment No. 1 to our Form S-1 filed on August 7, 2007.

10.6	CVD Equipment Corporation 2007 Share Incentive Plan incorporated herein by reference to our Schedule 14A filed November 5, 2007.

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

10.17	Contract of Sale, dated May 31, 2012, between CVD Equipment Corporation and Glomel LLC incorporated by reference to our Report on Form 10-Q filed on August 14, 2012.

10.18	Amendment No. 3 and waiver to Credit Agreement dated September 4, 2015 incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 10, 2015.

10.19**	Agreement of Purchase and sale dated October 24, 2017, by and between the Company and Creative Bath Products, Inc.

10.20

Asset Purchase Agreement, dated October 31, 2017, by and between Mesoscribe Technologies, Inc. and CVD Mesoscribe Technologies Corporation, incorporated by reference from the Company’s Current Report on Form 8-K filed on November 6, 2017.

10.21**	ADA and Environmental Indemnity Agreement by 555 N Research Corporation and CVD Equipment Corporation dated November 30, 2017.

10.22**	Assignment of Leases and Rents dated November 30, 2017 by and between 555 N Research Corporation and HSBC Bank USA, National Association

10.23**	Unlimited Guaranty between CVD Equipment Corporation and HSBC Bank USA, National Association dated November 30, 2017.

10.24**	Town of Islip Industrial Development Agency and CVD Equipment Corporation Agency Compliance Agreement dated as of November 1, 2017.

10.25**	Town of Islip Industrial Development Agency and CVD Equipment Corporation Amended and Restated Agency Compliance Agreement dated November 1, 2017

10.26**	Fee and Leasehold Mortgage and Security Agreement from Town of Islip Industrial Development Agency and 555 N Research Corporation to HSBC Bank USA, National Association

10.27**	Town of Islip Industrial Development Agency and FAE Holdings 411519R,LLC Amended and Restated Lease and Project Agreement dated as of November 1, 2017.

10.28**	Amended and Restated Note by and between 555 N Research Corporation and HSBC Bank USA, National Association

21.1**	List of Subsidiaries.

23.1**	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-1).

23.2**	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-8).

23.3**	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-8).

23.4**	Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-3).

23.5**	Consent of MSPC, Certified Public Accountants and Advisors, A Profession Corporation (S-8)

31.1**	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2**	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1**	Section 1350 Certification of Principal Executive Officer.

32.2**	Section 1350 Certification of Principal Financial Officer.

101.INS*** XBRL Instance

101.SCH*** XBRL Taxonomy Extension Schema

101.CAL*** XBRL Taxonomy Extension Calculation

101.DEF*** XBRL Taxonomy Extension Definition

101.LAB*** XBRL Taxonomy Extension Labels

101.PRE*** XBRL Taxonomy Extension Presentation

* Management contract or compensatory plan or arrangement required

** Filed herewith

*** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934 , as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:    April 2, 2018

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

NAME	POSITION	DATE

/s/ Leonard A Rosenbaum	President, Chief Executive Officer and Director	April 2, 2018
Leonard A. Rosenbaum	(Principal Executive Officer)

/s/ Martin J. Teitelbaum	Director, General Counsel and Assistant Secretary	April 2, 2018
Martin J. Teitelbaum

/s/ Conrad J. Gunther	Director	April 2, 2018
Conrad J. Gunther

/s/ Lawrence J. Waldman	Director	April 2, 2018
Lawrence J. Waldman

/s/ Raymond A. Nielsen	Director	April 2, 2018
Raymond A. Nielsen

CVD EQUIPMENT CORPORATION AND SUBSIDIARies

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CVD Equipment Corporation and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CVD Equipment Corporation and Subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVD Equipment Corporation and Subsidiaries as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinions.

/s/ MSPC Certified Public Accountants and Advisors, A Professional Corporation

We have served as the Company’s auditor since 2004.

New York, New York

April 2, 2018

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31,

	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$14,210,909	$21,677,186
Accounts receivable, net	2,058,617	607,522
Costs and estimated earnings in excess of billings on contracts in progress	8,397,024	2,596,518
Inventories, net	2,965,623	3,286,539
Other current assets	167,425	235,537
Total Current Assets	27,799,598	28,403,302

Property, plant and equipment, net	28,839,457	14,344,924
Construction in progress		94,058

Deferred income taxes	1,609,186	2,440,334
Other assets	67,847	68,450
Intangible assets, net	662,162	253,624
Total Assets	$58,978,250	$45,604,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,174,968	$743,132
Accrued expenses	2,738,373	1,942,818
Current maturities of long-term debt	647,324	300,000
Current portion acquisition related contingent payments	100,000	---
Billings in excess of costs and estimated earnings on contracts in progress	466,313	5,262,339
Deferred revenue	291,953	77,633
Total Current Liabilities	5,418,931	8,325,922

Long-term acquisition related contingent payments	200,000	---
Long-term debt, net of current portion	12,705,683	2,965,508
Total Long-Term Liabilities	12,905,683	2,965,508

Total Liabilities	18,324,614	11,291,430

Commitments and Contingencies (Note 16)	-	-

Stockholders’ Equity:
Common stock - $0.01 par value – 20,000,000 shares authorized; issued and outstanding 6,458,714 at December 31, 2017 and 6,346,590 shares at December 31, 2016	64,587	63,466
Additional paid-in capital	25,209,316	24,131,474
Retained earnings	15,379,733	10,118,322
Total Stockholders’ Equity	40,653,636	34,313,262

Total Liabilities and Stockholders’ Equity	$58,978,250	$45,604,692

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31,

	2017	2016

Revenue	$41,128,639	$20,955,347

Cost of revenue	23,528,427	13,850,824

Gross profit	17,600,212	7,104,523

Operating expenses
Research and development	437,157	433,844
Selling and shipping	1,404,938	1,097,661
General and administrative	8,539,244	6,926,487
Gain on settlement	-	(628,905)

Total operating expenses	10,381,339	7,829,087

Operating income/(loss)	7,218,873	(724,564)

Other income (expense):
Interest income	80,518	28,233
Interest expense	(106,280)	(79,861)
Other income/(expense)	2,244	123,006
Total other (expense)/income net	(23,518)	71,378

Income/(loss) before income tax expense/(benefit)	7,195,355	(653,186)
Income tax expense/(benefit)	1,933,944	(504,061)

Net income/(loss)	$5,261,411	$(149,124)

Basic income/(loss) per common share	$0.83	$(0.02)
Diluted income/(loss) per common share	$0.82	$(0.02)

Weighted average common shares Outstanding-basic	6,375,848	6,285,815

Weighted average common shares Outstanding-diluted	6,387,464	6,285,815

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

			Additional		Total
	Common Stock		Paid-In	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity

Balance – January 1, 2016	6,198,135	$61,981	$22,895,202	$10,267,446	$33,224,629

Exercise of stock options	100,000	1,000	461,000		462,000

Stock-based compensation	48,455	485	775,272		775,757

Net (loss)				(149,124)	(149,124)

Balance – December 31, 2016	6,346,590	63,466	24,131,474	10,118,322	34,313,262

Exercise of stock options	36,800	368	145,852		146,220

Stock-based compensation	75,324	753	931,990		932,743

Net income				5,261,411	5,261,411

Balance – December 31, 2017	6,458,714	$64,587	$25,209,316	$15,379,733	$40,653,636

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31,

	2017	2016
Cash flows from operating activities:
Net income/(loss)	$5,261,411	$(149,124)
Adjustments to reconcile net income/(loss) to net cash used in operating activities
Stock-based compensation	932,743	775,757
Depreciation and amortization	867,277	813,657
Deferred income tax benefit	831,148	(435,495)
Deferred revenue	(80,187)	---
Provision for doubtful accounts	1,413	(16,395)
Increase/(decrease) in operating assets
Accounts receivable	(1,452,507)	2,500,124
Cost in excess of billings on contracts in progress	(5,800,506)	2,038,500
Inventories, net	345,916	(290,109)
Other current assets	68,112	(68,473)
Increase/(decrease) in operating liabilities
Accounts payable	431,836	435,129
Accrued expenses	795,552	(1,503,062)
Current maturities of long-term debt	---	(280,000)
Billings in excess of costs and estimated earnings on contracts in progress	(4,796,025)	5,262,339
Deferred revenue	214,320	(230,050)
Total adjustments	(7,640,908)	9,001,922
Net cash (used in)/provided by operating activities	(2,379,497)	8,852,798

Cash flows from investing activities:
Restricted cash	---	200,000
Capital expenditures	(889,298)	(112,493)
Purchase of building	(14,000,886)
Purchase of Mesoscribe Technologies	(419,813)
Purchase of assets Tantaline A/S	---	(500,000)
Deposits	(10,503)	1,550
Net cash (used in) investing activities	(15,320,500)	(410,943)

Cash flows from financing activities
Net proceeds from stock options exercised	146,220	462,000
Proceeds from mortgage payable	10,387,500
Payments of long-term debt	(300,000)	(300,000)
Net cash provided by financing activities	10,233,720	162,000

Net (decrease)/increase in cash and cash equivalents	(7,466,277)	8,603,855

Cash and cash equivalents at beginning of year	21,677,186	13,073,331

Cash and cash equivalents at end of year	$14,210,909	$21,677,186

Supplemental disclosure of cash flow information:
Income taxes paid	$601,800	$101,352
Interest paid	$71,263	$79,861

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CVD Equipment Corporation and its wholly owned subsidiaries. In December 1998, a subsidiary, Stainless Design Concepts, Ltd., was formed as a New York Corporation. In April 1999, this subsidiary was merged into CVD Equipment Corporation. The Company has five wholly owned subsidiaries: CVD Materials Corporation, which provides material coatings, process development support and process startup assistance through Tantaline ApS and CVD Mesoscribe Technologies Corporation, FAE Holdings 411519R, LLC, a real estate holding company whose sole asset is its interest in the real estate and building housing our corporate headquarters and 555 N Research Corporation whose sole asset is its interest in the real estate and building located at 555 North Research Place, Central Islip, NY. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition.     We earn revenue from the sale of custom equipment to customers around the world. A large portion of our revenue is derived from contracts relating to the design, development or manufacture of complex equipment to a buyer’s specification and is recognized in accordance with FASB ASC 605-35. For these contracts, we primarily apply the percentage-

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Note 2 - Summary of Significant Accounting Policies (continued)

of-completion accounting method and generally recognize revenue based on the relationship of total costs incurred to total projected costs. Profits expected to be realized on such contracts are based on total estimated sales for the contract compared to total estimated costs, including warranty costs, at completion of the contract.

Direct costs which include materials, labor and overhead are charged to work-in-progress (including our contracts-in-progress) inventory or cost of sales. Indirect costs relating to long-term contracts, which include expenses such as general and administrative, are charged to expense as incurred and are not included in our work-in-process (including our contracts-in-progress) inventory or cost of sales. Total estimates are reviewed and revised periodically throughout the lives of the contracts, and adjustments to profits resulting from such revisions are made cumulative to the date of the change. Estimated losses on long-term contracts are recorded in the period in which the losses become evident.

We have been engaged in the production and delivery of goods on a continual basis under contractual arrangements for many years. Historically, we have demonstrated an ability to accurately estimate total revenues and total expenses relating to our long-term contracts. However, there exist many inherent risks and uncertainties in estimating revenues, expenses and progress toward completion, particularly on larger or longer-term contracts. If we do not estimate the total sales, related costs and progress toward completion on such contracts, the estimated gross margins may be significantly impacted or losses may need to be recognized in future periods. Any such resulting changes in margins or contract losses could be material to our results of operations and financial condition.

Adoption of New Revenue Standard

In May 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which changes the criteria for recognizing revenue. The standard requires an entity which recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires a five-step process for recognizing revenues including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction prices, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when (or as) the entity satisfies a performance obligation. Publicly-traded companies were initially required to adopt the ASU for reporting periods beginning after December 15, 2016; however, the FASB, in August 2015, then issued Accounting Standards Update (“ASU”) No. 2015-14 to defer the effective date of ASU 2014-09 for all entities by one year. The Company has completed its assessment of the impact that the standard will have on revenue recognition. The Company has reviewed contracts for all material revenue streams and

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Note 2 - Summary of Significant Accounting Policies (continued)

assessed potential impacts on the Company’s consolidated financial statements, results of operations, disclosures, and internal controls over financial reporting. The Company currently recognizes a significant majority of its revenue over time. Management has determined that this will remain materially consistent upon adoption of the new standard and no adjustment to beginning retained earnings will be necessary upon adoption. Additionally, the Company will make additional disclosures related to the revenues arising from contracts with customers as required by the new standard. The Company has adopted this guidance in the first quarter of fiscal 2018 using the modified retrospective approach.

Inventories

Inventories are valued at the lower of cost (determined on the first-in, first-out method) or net realizable value.

Income Taxes

On December 22, 2017, the Tax Act was adopted into law. The tax Act makes broad and complex changes to the Internal Revenue Code of 1986, including, but not limited to, (i) reducing the U.S. federal corporate tax rate from 35% to 21%; (ii) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits are realized; (iii) creating a new limitation on deductible interest expense and (iv) changing rules related to uses and limitation of net operating loss carryforwards created in tax years beginning after December 31, 2017.

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

December 31, 2017 and 2016

Note 2 - Summary of Significant Accounting Policies (continued)

The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The accounting guidance on accounting for uncertainty in income taxes also addresses derecognition, classification, interest and penalties on income taxes, and accounting in interim periods. The Company does not believe it has any uncertain tax positions through the year ending December 31, 2017 which would have a material impact on the Company’s consolidated financial statements.

The Company and its subsidiaries file combined income tax returns in the U.S. Federal and New York State jurisdiction. In addition, the parent company files standalone tax returns in California, Delaware, Michigan, Minnesota, New Hampshire and Wisconsin. The Company is no longer subject to U.S. federal and state income tax examinations for tax periods before 2014.

Long Lived Assets and Intangibles

Long-lived assets consist primarily of property, plant, and equipment. Intangibles consist of patents, copyrights and intellectual property, licensing agreements and certifications. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35, “Impairment or Disposal of Long-Lived Assets.” If the asset is determined to be impaired, the impairment loss is measured on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value. The Company had no recorded impairment charges in the consolidated statement of operations during each of the years ended December 31, 2017 and 2016.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Note 2 - Summary of Significant Accounting Policies (continued)

Computer Software

The Company follows ASC 350-40, “Internal Use Software.” This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. These costs totaled $427,000 and $2,000 for the years ended December 31, 2017 and 2016, respectively, and are included in Fixed Assets. All computer software is amortized using the straight-line method over its estimated useful life of three to five years. Amortization expense related to computer software totaled $36,000 and $18,000 for the years ended December 31, 2017 and 2016, respectively.

Intangible Assets

The cost of intangible assets is being amortized on a straight-line basis over their estimated initial useful lives which ranged from 5 to 20 years. Amortization expense recorded by the Company in 2017 and 2016 totaled $46,000 and $31,000, respectively.

Research & Development

Research and development costs are expensed as incurred. In 2012 we expanded our laboratory staff and began conducting research and development independent of customer orders. In 2017, we incurred approximately $2,220,000 of research and development expenses of which $437,000 were independent of external customer orders compared to 2016, when we incurred approximately $2,448,000 of research and development expenses of which approximately $434,000 were independent of external customer orders.

Accounts Receivable

Accounts receivable is presented net of an allowance for doubtful accounts of $4,000 and $2,000 as of December 31, 2017 and 2016, respectively. The allowance is based on historical experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may fluctuate based on changes in economic and customer conditions. The Company doesn’t require collateral from its customers.

Product Warranty

The Company records warranty costs as incurred and does not provide for possible future costs. Management estimates such costs are immaterial, based on historical experience. However, it is reasonably possible that this estimate may differ in future periods.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

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

Cash and Cash Equivalents

The Company had cash and cash equivalents of $14.2 million and $21.7 million respectively at December 31, 2017 and 2016.

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

Fair value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses, deferred revenue and customer deposits approximate fair value due to the relatively short-term maturity of these instruments. The carrying value of long-term debt approximates fair value based on prevailing borrowing rates currently available for loans with similar terms and maturities.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Note 2 - Summary of Significant Accounting Policies (continued)

Business Combination

The Company has accounted for its acquisitions of the assets of both Tantaline A/S and Mesoscribe Technologies, Inc. using the acquisition method. The Company has allocated the purchase price to the assets acquired based on their estimated fair values at the acquisition dates.

Acquisition-Related Contingent Consideration

Acquisition-related contingent consideration represents an obligation of the Company to transfer additional assets or equity interests if specified future events occur or conditions are met. This contingency is accounted for at fair value either as a liability or equity depending on the terms of the acquisition agreement. The Company determines the estimated fair value of contingent consideration as of the acquisition date, and subsequently at the end of each reporting period.  In doing so, the Company makes significant estimates and assumptions regarding future events or conditions being achieved under the subject contingent agreement as well as the appropriate discount rate to apply.

Stock-Based Compensation

The Company records stock-based compensation in accordance with the provisions set forth in ASC 718, “Stock Compensation” using the modified prospective method. ASC 718 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

Shipping and Handling

It is the Company’s policy to include freight charges billed to customers in total revenue. The amount included in revenue was $42,000 and $28,000 for the years ended December 31, 2017 and 2016, respectively.

Recently Adopted Accounting Pronouncement

In May 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which changes the criteria for recognizing revenue. The standard requires an entity which recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard requires a five-step process for recognizing revenues including identifying the contract with the customer, identifying the performance obligations in the contract, determining the transaction prices, allocating the transaction price to the performance obligations in the contract, and recognizing revenue when (or as) the entity satisfies a performance obligation. Publicly-traded companies were initially required to adopt the ASU for reporting periods beginning after December 15, 2016; however, the FASB, in August 2015, then issued Accounting Standards Update (“ASU”) No. 2015-14 to defer the effective date of ASU 2014-09 for all entities by one year. The Company has completed its assessment of the impact that the standard will have on revenue recognition. The Company has reviewed contracts for all material revenue streams and assessed potential impacts on the Company’s consolidated financial statements, results of operations, disclosures, and internal controls over financial reporting. The Company currently recognizes a significant majority of its revenue over time. Management has determined that this will remain materially consistent upon adoption of the new standard and no adjustment to beginning retained earnings will be necessary upon adoption. Additionally, the Company will make additional disclosures related to the revenues arising from contracts with customers as required by the new standard. The Company has adopted this guidance in the first quarter of fiscal 2018 using the modified retrospective approach.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Note 2 - Summary of Significant Accounting Policies (continued)

In February 2016 the FASB issued ASU No. 2016-02, "Leases (Topic 842)" (ASU 2016-02). The primary difference between previous GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. In addition, FASB has amended Topic 842 prior to it becoming effective. The effective date and transition requirements for these amendments to Topic 842 are the same as ASU 2016-02. The Company is in the initial stages of evaluating the impact the adoption of this guidance will have on its consolidated financial statements, results of operations, and disclosures which will include recognizing a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term.

We believe there is no additional new accounting guidance adopted, but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Note 2 - Summary of Significant Accounting Policies (continued)

under development which, if and when enacted, may have a significant impact on our financial reporting.

Note 3 – Contracts in Progress

Costs and estimated earnings in excess of billings on percentage of completion type contracts in progress are summarized as follows:

	2017	2016
Costs incurred on contracts in progress	$22,079,680	$4,678,192
Estimated earnings	16,499,697	10,733,826
	38,579,377	15,412,018
Billings to date	(30,648,666)	(18,077,839)
	$7,930,711	$(2,665,821)

	2017	2016
Included in accompanying balance sheets
Under the following captions:
Costs and estimated earnings in excess of billings on contracts in progress	$8,397,024	$2,596,518

Billings in excess of costs and estimated earnings on contracts in progress	$(466,313)	$(5,262,339)

Note 4 - Inventories

Inventories consist of:

	2017	2016

Raw materials	$2,549,016	$3,062,830
Work-in-process	389,630	159,482
Finished goods	26,977	64,227
Totals	$2,965,623	$3,286,539

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Note 5 – Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:

	2017	2016
Land	$6,929,000	$2,220,000
Buildings	15,917,925	6,631,039
Building improvements	5,805,045	5,615,823
Machinery and equipment	3,246,877	2,671,333
Furniture and fixtures	563,959	547,144
Computer equipment	587,147	479,534
Software	427,441	---
Transportation equipment	65,994	65,994
Lab equipment	1,979,181	1,975,533
Totals at cost	35,522,568	20,206,400
Less: Accumulated depreciation and amortization	(6,683,111)	(5,861,476)
Property, plant and equipment, net	$28,839,457	$14,344,924

Depreciation and amortization expense (1)	$867,277	$813,657

(1)	Includes amortization expense of $45,645 and $31,356 for the years ending December 31, 2017 and 2016, respectively. Such amortization expense relates to other capitalized and intangible assets.

Note 6 – Intangible Assets

2017

	Weighted Average		Accumulated	Carrying
Intangible Assets	Amortization Period	Cost	Amortization	Amount

Patents, Copyrights and
Intellectual Property	18	839,831	177,669	662,162
Licensing Agreement	5	10,000	10,000	0
Certifications	3	58,722	58,722	0
Other	5	21,492	21,492	0

Totals		$930,045	$267,883	$662,162

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

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

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2016 is as follows:

Year Ended
2018	$56,533
2019	56,533
2020	56,533
2021	56,533
2022	56,533
Thereafter	379,497
Total	$662,162

Note 7 – Financing Arrangements

The Company has a revolving credit facility with HSBC Bank, USA, N.A. (“HSBC”) providing up to $7 million, although the Company has never utilized this facility. This credit facility remains available until September 1, 2018. The credit agreement also contains certain financial covenants, all of which the Company was in compliance with at December 31, 2017.

The Company has a loan agreement with HSBC which is secured by a mortgage against our Central Islip facility. The loan is payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity in March 2022. The balances as of December 31, 2017 and December 31, 2016 were approximately $3.0 million and $3.3 million respectively. Interest accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% which was 3.3118% and 2.5610% at December 31, 2017 and 2016 respectively.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Note 7 – Financing Arrangements (continued)

On October 31, 2017 The Company through its newly formed and wholly-owned indirect subsidiary (CVD MesoScribe Technologies Corporation, a New York corporation) purchased substantially all of the operating assets and business (excluding cash, accounts receivable and other specified excluded assets) of MesoScribe Technologies, Inc., a Delaware corporation.

Pursuant to the Asset Purchase Agreement, the purchase price for the assets acquired in the Acquisition was $800,000.00, of which $500,000 was paid on the Closing Date and $300,000 may be paid to Mesoscribe Technologies Inc. as additional consideration based upon the achievement of certain revenue thresholds and other criteria set forth in the Asset Purchase Agreement with respect to each of the two (2) consecutive twelve (12) month measurement periods following the Closing Date. The additional consideration is classified as Acquisition related contingent payments, of which $100,000 is the current portion.

On November 30, 2017, we closed on the purchase of the premises located at 555 North Research Place, Central Islip, NY 11722. The purchase price of the building was $13,850,000 exclusive of closing costs. The Company’s newly formed wholly-owned subsidiary, 555 N Research Corporation (the “Assignee”) and the Islip IDA, entered into a Fee and Leasehold Mortgage and Security Agreement (the ”Loan”) with HSBC  in the amount of $10,387,500, which was used to finance a portion of the purchase price to acquire the premises located at 555 North Research Place, Central Islip, New York 11722 . The Loan was evidenced by the certain Note, dated November 30, 2017 (the “Note”), by and between Assignee and the Bank, and secured by a certain Fee and Leasehold Mortgage and Security Agreement, dated November 30, 2017, as well as a collateral Assignment of Leases and Rents.

The Loan is payable in 60 consecutive equal monthly installments of $62,777.60 including interest. The Loan shall bear interest for each Interest Period (as defined in the Note), at the fixed rate of 3.9148%. The maturity date for the Note is December 1, 2022.

As a condition of the Bank making the Loan, the Company was required to guaranty Assignee’s obligations under the Loan pursuant that certain Unlimited Guaranty, dated November 30, 2017 (the “Guaranty”).

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Note 8 – Long-term Debt

Long-term debt as of December 31 consists of the following:

	2017	2016
HSBC $10,387,500 Mortgage payable secured by real
Property, buildings and improvements at 555 N Research
Place, Central Islip, NY payable in monthly principle
Installments of $62,777.60 including interest at a rate of 3.9148%, maturing on December 1, 2022	$10,387,500	$	---

Mesoscribe Technologies, Inc. $300,000 acquisition related contingent payment

	$300,000		---

HSBC $6,000,000 Mortgage payable secured by real Property, buildings and improvements at 355 South Technology Drive, Central Islip, NY payable in monthly principle installments of $25,000 plus interest. Interest presently accrues at our option, at the variable rate of LIBOR plus 1.75% or HSBC’s prime rate minus 0.50% The loan matures on March 1, 2022.	2,965,508		3,265,508
Total long-term debt	13,653,008		3,265,508
Less: Current maturities	747,325		300,000
Long-term debt	$12,905,683		$2,965,508

Note 8 – Long-term Debt (continued)

Future maturities of long-term debt as of December 31, 2017 are as follows:

2018	$747,324
2019	861,364
2020	674,893
2021	691,125
2022	10,678,302
Thereafter	--
Total long-term debt	$13,653,008

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Note 9 – Earnings per Share

The calculation of basic and diluted weighted average common shares outstanding is as follows:

	2017	2016
Weighted average common shares outstanding basic earnings per share	6,375,848	6,285,815

Effect of potential common share issuance:
Stock options	11,616	---

Weighted average common shares outstanding
Diluted earnings per share	6,387,464	6,285,815

Stock options to purchase 387,930 shares of common stock were outstanding and 207,930 were exercisable at December 31, 2017. At December 31, 2017, options to purchase 22,930 shares were included in the diluted earnings per share calculation because their average market price was higher than the exercise price. Stock options to purchase 284,730 shares of common stock were outstanding and 124,730 were exercisable at December 31, 2016. At December 31, 2016 none of the outstanding options were included in the diluted earnings per share calculation as their effect would have been anti-dilutive.

Note 10 – Income Taxes

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Act provides for numerous significant tax law changes and modifications including the reduction of the U.S. federal corporate income tax rate from 35% to 21.

In accordance with the accounting standard ASC 740 “Income Taxes”, companies are required to recognize the tax law changes in the period of enactment.

As a result of the reduction of the corporate income tax rate to 21%, U.S. GAAP requires companies to remeasure their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the period of enactment. The Company remeasured deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The provisional amount recorded for the remeasurement and resulting write-down of the deferred tax balance was $689,000. At December 31, 2017, the Company had approximately $427,000 of federal research and development tax credits. If not utilized, the research and development tax credits expire from 2032-2037. Based on the available objective evidence, including the Company’s history of taxable income and the character of that income, management believes it is more likely than not that these components of the Company’s deferred tax assets will be fully utilized.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Note 10 – Income Taxes (continued)

The expense/(benefit) for income taxes includes the following:

	2017	2016
Current:
Federal	$1,091,216	$(71,070)
State	11,580	2,504
Total current tax provision	1,102,796	(68,566)
Deferred:
Federal	831,148	(435,495)
State	-	---
Total deferred tax provision	831,148	(435,495)
Income tax (benefit)/expense	$1,933,944	$(504,061)

In March 2014, New York State eliminated the state income tax for qualified manufacturing companies such as CVD.

The tax effects of temporary differences giving rise to significant portions of the net deferred taxes are as follows:

	2017	2016

Allowance for doubtful accounts	$773	$771
Inventory capitalization	6,813	19,071
Depreciation and amortization	70,272	(211,014)
Investment tax credits	----	475,000
Research & development tax credits	496,930	1,278,690
Compensation costs	838,643	1,000,073
Vacation accrual	179,309	333,396
Net operating loss carryforward	---	(7,280)
Capital loss carryforward	16,446	26,627
Net long-term deferred tax asset	1,609,186	2,915,334
Less valuation allowance	---	(475,000)
Net long-term deferred tax asset	$1,609,186	$2,440,334

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Note 10 – Income Taxes (continued)

The reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	2017	2016

Expected provision at federal statutory tax rate (34%)	$2,740,010	$(222,083)
State taxes, net of federal benefit	11,580	2,504
Stock-based compensation expense	(161,429)	(269,163)
Net operating loss carryforward	7,280	(21,412)
Federal research & development credit	(781,760)	(144,522)
Other permanent differences	118,263	150,615
Income tax expense/(benefit)	$1,933,944	$(504,061)

The Company’s foreign entity CVD Tantaline ApS incurred a loss of approximately $865,000, which would provide a $190,000 deferred tax asset as of December 31, 2017, based on the standard corporate tax rate of 22% in Denmark. However, sufficient uncertainty exists as to the realizability of these assets such that a full valuation allowance is necessary. There was no significant loss for the year ended December 31, 2016.

NOTE 11 – Stockholders’ equity

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

2007 Share Incentive Plan

On December 12, 2007, shareholders approved the Company’s 2007 Share Incentive Plan (“Incentive Plan”), in connection therewith, 750,000 shares of the Company’s common stock are reserved for issuance pursuant to options or restricted stock that may be granted under the Share Incentive Plan through December 12, 2017. In 2017, 75,324 shares of stock were granted and issued to directors and key employees, additionally, options were granted to three key employees for 140,000 shares of the Company’s common stock. In 2016, 42,320 shares of stock were granted and issued to directors and key employees. The Plan expired in December, 2017.

2016 Share Incentive Plan

On December 9, 2016, shareholders approved the Company’s 2016 Share Incentive Plan (“2016 Incentive Plan”), in connection therewith 750,000 shares of the Company’s common stock are

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 11 – Stockholders’ equity (continued)

reserved for issuance pursuant to options or restricted stock that may be granted under the 2016 Incentive Plan through December 9, 2026. No shares have been issued yet from this Plan.

The purchase price of the common stock under each option plan shall be determined by the Committee, provided, however, that such purchase price shall not be less than the fair market value of the shares on the date such option is granted. The stock options generally expire seven to ten years after the date of grant. The Company recorded stock-based compensation of $933,000 and $776,000 for the years ended December 31, 2017 and 2016, respectively.

A summary of the stock option activity related to the 2001 Stock Option Plans and the 2007 Share Incentive Plan for the period from January 1, 2016 through December 31, 2017 is as follows:

2001 Non-Qualified Stock Option Plan

	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Year ended December 31, 2016
Number of shares	124,480	-0-	64,750	-0-	59,730	59,730
Weighted average exercise price Per share	$4.57	-0-	4.62	-0-	$4.51	$4.51
Year ended December 31, 2017
Number of shares	59,730	-0-	36,800	-0-	22,930	22,930
Weighted average exercise price Per share	$4.51	-0-	3.97	-0-	$5.36	$5.36

2007 Share Incentive Plan

	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Year ended December 31, 2016
Number of shares	100,000	125,000	-0-	-0-	225,000	65,000
Weighted average exercise price Per share	$11.17	8.04	-0-	-0-	$9.43	$9.97
Year ended December 31, 2017
Number of shares	225,000	140,000	-0-	-0-	365,000	185,000
Weighted average exercise price Per share	$9.43	10.82	-0-	-0-	$12.35	$13.76

The Company has 387,930 of outstanding stock options under the two plans at December 31, 2017.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 11 – Stockholders’ equity (continued)

The following table summarizes information about the outstanding and exercisable options at December 31, 2017.

			Options Outstanding				Options Exercisable
				Weighted	Weighted			Weighted
				Average	Average			Average
Exercise			Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price Range			Outstanding	Contractual	Price	Value	Exercisable	Price	Value
$4.00	-	7.00	15,930	2.00	$4.25	$117,404	15,930	$4.25	$117,404
$7.00	-	10.00	7,000	3.00	$7.90	$26,040	9,800	$7.90	$26,040
$10.01	-	12.00	240,000	8.3	$10.96	$158,400	65,000	$11.17	$27,000
$12.01	-	15.00	125,000	4.5	$15.00	$0	125,000	$15.00	$0

The intrinsic value of the 34,000 options exercised during the year ended December 31, 2017 was $256,000. The intrinsic value of the 100,000 options exercised during the year ended December 31, 2016 was $203,000.

Restricted Stock Awards

The following table summarizes restricted stock awards for the years ended December 31, 2017 and 2016:

		Weighted
	Shares of	Average Grant
	Restricted	Date Fair
	Stock	Value
Unvested outstanding at January 1, 2016	4,000	$10.97

Granted	17,524	$8.45
Vested	(21,524)	$12.84
Forfeited/Cancelled	-

Unvested outstanding at December 31, 2016	0	$0

Granted	9,300	$9.70
Vested	(9,300)	$9.70
Forfeited/Cancelled	-

Unvested outstanding at December 31, 2017	-0-	$

The total fair value of shares of restricted stock awards vested for the years ended December 31, 2017 and 2016 was approximately $90,000 and $276,000 respectively.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 11 – Stockholders’ equity (continued)

The fair value of the outstanding restricted stock awards will be recorded as stock compensation expense over the vesting period.

Restricted Stock Units

The following table summarizes restricted stock units for the years ended December 31, 2017 and December 31, 2016:

		Weighted
	Shares of	Average Grant
	Restricted	Date Fair
	Stock Units	Value
Unvested outstanding at January 1, 2016	94,580	$12.55

Granted	60,400	$8.56
Vested	(33,890)	$12.43
Forfeited/Cancelled	(7,000)	$11.68

Unvested outstanding at December 31, 2016	114,090	$10.47

Granted	39,720	$10.88
Vested	(58,776)	$10.83
Forfeited/Cancelled	(125)	$14.61

Unvested outstanding at December 31, 2017	94,909	$10.43

The total fair value of vested restricted stock units was $637,000 and $421,000 respectively for the years ended December 31, 2017 and 2016.

The fair value of the outstanding restricted stock units will be recorded as stock compensation expense over the vesting period. As of December 31, 2017, there was $990,000 of total unrecognized compensation costs related to restricted stock units, which is expected to be recognized over a weighted-average period of 1.58 years.

During the years ended December 31, 2017 and 2016, the Company recorded into selling and general administrative expense approximately $933,000 and $776,000 for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of ASC 718.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 12 – Defined Contribution Plan

On August 1, 1998, the Company adopted a 401(k) Plan for the benefit of all eligible employees. All employees as of the effective date of the 401(k) Plan became eligible. An employee is eligible to become a participant after three months of continuous service.

Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are optional. During the years ended December 31, 2017 and 2016, the Company incurred administrative and audit fees totaling $13,325 and $14,636, respectively. No discretionary employer contribution has been made for 2017 and 2016.

Note 13 – Significant Risks and Uncertainties

Cash and Cash Equivalents

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at December 31, 2017 and at December 31, 2016 was $12,198,000 and $20,157,000 respectively.

Sales Concentrations

Revenue to a single customer in any one year can exceed 10.0% of our total sales. One customer represented 66.1% and 45.3% respectively, of our annual revenues in fiscal years 2017 and 2016. Previously, we have not been generally dependent on any single customer, and the loss of any customer would be replaced by others, however, the dynamic has changed and although, we believe that our relationship with our current largest customer will provide us with ongoing continuous sustainability for years to come, the loss of our largest customer would have to be replaced by others, and our inability to do so may have a material adverse effect on our business and financial condition.

Export sales to unaffiliated customers represented approximately 9.6% and 11.9% of sales for the years ended December 31, 2017 and 2016, respectively. Export sales in both 2017 and 2016 were primarily to customers in Europe and Asia. All contracts except those entered into by CVD Tantaline ApS are denominated in U.S. dollars. The Company does not enter into any foreign exchange contracts.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Note 14 – Segment Reporting

The Company adopted ASC 280, “Segment Reporting.” The Company operates through (2) segments, CVD and SDC. The CVD division is utilized for silicon, silicon germanium, silicon carbide and gallium arsenide processes. SDC is the Company’s ultra-high purity manufacturing division in Saugerties, New York. The accounting policies of CVD and SDC are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based on several factors, of which the primary financial measure is earnings before taxes. Included in the CVD division are our wholly owned subsidiaries, CVD Tantaline Aps and CVD Mesoscribe Technologies Corporation. There was no significant revenue from either entity, although we incurred approximately $1.2 million in start-up costs.

The following table presents certain information regarding the Company’s segments as of December 31, 2017 and for the year then ended:

	CVD	SDC	Eliminations	Consolidated
Assets	$54,387,955	$4,902,027	$(311,732)	$58,978,250

Revenue	$35,697,372	$7,426,890	$(1,995,623)	$41,128,639
Interest Expense	106,280	--		106,280
Depreciation and Amortization	804,900	62,377		867,277
Capital expenditures	14,888,801	1,383		14,890,184
Pretax earnings/(loss)	5,227,131	1,968,224		7,195,355

The following table presents certain information regarding the Company’s segments as of December 31, 2016 and for the year then ended:

	CVD	SDC	Eliminations	Consolidated
Assets	$43,300,131	$4,558,111	$(2,253,550)	$45,604,692

Revenue	$18,568,132	$2,934,831	$(547,616)	$20,955,347
Interest Expense	78,322	1,539		79,861
Depreciation and Amortization	750,680	62,978		813,658
Capital expenditures	606,643	5,850		612,493
Pretax (loss)/earnings	(211,576)	(441,610)		(653,186)

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

Note 15 – Business acquisition

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

Pursuant to the asset Purchase Agreement, the purchase price for the assets acquired in the Acquisition was $500,000, which was paid out on Closing Date.

The Company accounted for this acquisition using the acquisition method. The Company allocated the purchase price to the acquired assets based on their estimated fair values at the acquisition date as summarized in the following table.

Inventory	$10,000
Machinery and equipment	286,900
Intellectual property	203,100
Net tangible assets acquired	$500,000

On October 31, CVD Mesoscribe Technologies Corporation, a New York corporation and newly formed and wholly-owned indirect subsidiary of CVD Equipment Corporation (the “Company”) and MesoScribe Technologies, Inc., a Delaware corporation (“Seller”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”). Pursuant to the Asset Purchase Agreement, among other things, Buyer acquired (the “Acquisition”) substantially all of the operating assets and business of the Seller (excluding cash, accounts receivable and other specified excluded assets), as more particularly described in the Asset Purchase Agreement.

Pursuant to the Asset Purchase Agreement, the purchase price for the assets acquired in the Acquisition was $800,000.00, of which $500,000 was paid on the Closing Date and $300,000 may be paid to Seller as additional acquisition related contingent consideration based upon the achievement of certain revenue thresholds and other criteria set forth in the Asset Purchase Agreement with respect to each of the two (2) consecutive twelve (12) month measurement periods following the Closing Date.

The Company accounted for this acquisition using the acquisition method. The Company allocated the purchase price to the acquired assets based on their estimated fair values at the acquisition date as summarized in the following table.

Inventory	$25,000
Machinery and equipment	350,000
Intellectual property	425,000
Net tangible assets acquired	$800,000