Form 10-K/A
period 2017-12-31
CVD EQUIPMENT CORP
filed 2018-05-01
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-K/A

Amendment No. 1

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                     Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                  Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months/(or for such shorter period that the registrant was required to submit and post such files).       Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

__________________________________________________________________________

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment ") amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the "Original Form 10-K") as filed by CVD Equipment Corporation (the “Company”), with the United States Securities and Exchange Commission on April 2, 2018. The purpose of this Amendment is to correct an error contained in the Summary Compensation Table (the “Table”) found under “Item 11. Executive Compensation” of the Original Form 10-K. Specifically, the salary for Leonard A. Rosenbaum, the Company’s President and Chief Executive Officer, for fiscal 2017 was overstated by $197,948. This amount represented payment to Mr. Rosenbaum of the value of his unused vacation time, which was accrued over many years, and should have been listed under the column heading “All Other Compensation”. The Table should correctly read that Mr. Rosenbaum’s salary for fiscal 2017 was $302,742 (the same amount as in 2016). The total amount of Mr. Rosenbaum’s compensation for 2017 as reported in the Table was correct and remains unchanged. The above has no impact on the Company’s Financial Statements as filed with the Original Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Form 10-K/A.

The corrected Summary Compensation Table under Item 11. Executive Compensation is included below.

Except as described herein, this Amendment does not modify or update in any way the financial position, results of operations, cash flows or other disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K.

Item 11.        Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation of our chief executive officer and chief financial officer, and our “named executive officers,” for the years ended December 31, 2017 and 2016.

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($)	Stock Awards ($)	All Other Compensation	Total ($)
				(1)	(1)

Leonard A. Rosenbaum	2017	302,742	22,500	-	21,936	197,948(2)	545,126
President and Chief	2016	302,742	20,000	-	37,949	-	360,691
Executive Officer

Glen R. Charles	2017	157,981	20,000	-	21,936	-	199,917
Secretary and Chief	2016	163,942	15,000	-	28,469		192,411
Financial Officer

Steven Aragon	2017	181,731	20,000	-	46,936		248,667
Chief Operating Officer	2016	193,462	15,000	-	53,469		250,199

Martin J. Teitelbaum	2017	265,074	20,000	-	21,936		307,010
General Counsel and	2016	266,126	15,000	-	28,469		309,595
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

(2)	Represents payment for accrued and unused vacation time.

Employment Agreements and Potential Payments Upon Termination or Change in Control

There are no arrangements for compensation of directors and there are no employment contracts between the company and its directors or any change in control arrangements.

Outstanding Equity Awards at December 31, 2017

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2017.

			OPTION AWARDS		STOCK AWARDS

	Number of Securities Underlying Options Exercisable	Number of Securities Options Unexercisable	Exercise Price	Option Expiration	Number of shares or units of stock that have not vested	Market Value of shares or units of stock that have not Vested	Equity Incentive Plan Awards: Number of unearned shares or units that have not vested		Equity Incentive: Plan Awards Market or payout value of unearned shares or units that have not vested
Name	(#)	(#)	($)	Date	(#)	($)	(#)		($)

Leonard A	-	-	-	-	-	-	2,898	(1)	33,675
Rosenbaum

Steven Aragon	100,000	100,000	11.17	Various (4)			2,174	(2)	25,262

Glen R. Charles	-	-	-	-	-	-	3,606	(3)	41,902
							2,174	(2)	25,262

Martin J.	5,310	-	4.25	1/15/2020	-	-	2,174	(2)	25,262
Teitelbaum	1,400	-	7.90	1/15/2021	-	-	-		-

(1)	Restricted stock units vest as to 1,449 shares respectively on July 1, 2018 and 2019.
(2)	Restricted stock units vest as to 1,087 shares respectively on July 1, 2018 and 2019.
(3)	Restricted stock units vest on November 15, 2018.
(4)	Options vest as to 20,000 shares on October 20 each year consecutively through 2019 and expire 10 years from date of issuance.

2017 Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2017.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Restricted Stock Awards (1)	Total
Conrad J. Gunther	23,000	-	30,070	53,070
Lawrence J. Waldman	20,000	-	30,070	50,070
Raymond A. Nielsen	20,000	-	30,070	50,070

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

PART IV

Item 15: Exhibits, Financial Statement Schedules

The following exhibits are filed as part of this Form 10-K/A:

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

DATE:        May 1, 2018

CVD EQUIPMENT CORPORATION

By: /s/ Leonard A. Rosenbaum
Name: Leonard A. Rosenbaum
Title: President and Chief Executive Officer