Form 10-Q
period 2018-03-31
CVD EQUIPMENT CORP
filed 2018-05-15
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2018
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

Yes ☑ No☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act).

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,486,249 shares of Common Stock, $0.01 par value at May 9, 2018.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$13,134,952	$14,210,909
Accounts receivable, net	8,978,829	2,058,617
Contract assets	3,719,361	8,397,024
Inventories, net	2,729,744	2,965,623
Other current assets	220,834	167,425
Total Current Assets	28,783,720	27,799,598

Property, plant and equipment, net	29,503,526	28,839,457

Deferred income taxes	1,611,340	1,609,186
Deposits	204,815	63,370
Other assets	1,853	4,477
Intangible assets, net	535,594	662,162

Total Assets	$60,640,848	$58,978,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,103,974	$1,174,968
Accrued expenses	2,562,509	2,738,373
Current maturities of long-term debt	650,736	647,324
Current portion acquisition related contingent payments	100,000	100,000
Contract liabilities	1,515,009	466,313
Deferred revenue	533,442	291,953
Total Current Liabilities	6,465,670	5,418,931

Long-term acquisition related contingent payments	200,000	200,000
Long-term debt, net of current portion	12,540,339	12,705,683
Total Long-Term Liabilities	12,740,339	12,905,683

Total Liabilities	19,206,009	18,324,614

Commitments and Contingencies	--	--

Stockholders’ Equity:
Common stock-$0.01 par value-20,000,000 shares authorized; issued and outstanding 6,469,664 at March 31, 2018 and 6,458,714 at December 31, 2017	64,697	64,587
Additional paid-in-capital	25,432,005	25,209,316
Retained earnings	15,938,137	15,379,733
Total Stockholders’ Equity	41,434,839	40,653,636

Total Liabilities and Stockholders’ Equity	$60,640,848	$58,978,250

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017

Revenue	$9,153,833	$9,650,617

Cost of revenue	5,392,919	5,479,482

Gross profit	3,760,914	4,171,135

Operating expenses
Research and development	96,806	70,335
Selling and shipping	513,475	285,416
General and administrative	2,240,065	2,098,156

Total operating expenses	2,850,346	2,453,907

Operating income	910,568	1,717,228

Other income (expense)
Interest income	16,960	8,575
Interest expense	(121,354)	(17,637)
Total other (expense)	(104,394)	(9,062)

Income before income tax (expense)/benefit	806,174	1,708,166

Income tax expense	247,770	684,132

Net income	$558,404	$1,024,034

Basic income per common share	$0.09	$0.16

Diluted income per common share	$0.09	$0.16

Weighted average common shares outstanding- basic	6,467,252	6,353,269

Net effect of potential common share issuance	10,447	32,286

Weighted average common shares outstanding- diluted	6,477,699	6,385,555

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$558,404		$1,024,034
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock-based compensation	222,799		217,455
Depreciation and amortization	273,927		207,105
Deferred tax (benefit)/expense	(2,154)		291,174
Provision for doubtful accounts	361		892
Changes in operating assets and liabilities
(Increases)/decreases in operating assets:
Accounts receivable	(6,920,573)		(7,438,955)
Contract assets	4,677,663		852,852
Inventories, net	235,879		543,141
Other current assets	(53,409)		(240,519)
Increases (decreases) in operating liabilities:
Accounts payable and accrued expenses	(249,858)		295,489
Current maturities of long-term debt	3,411		---
Contract liabilities	1,048,695		(609,518)
Deferred revenue	241,489		1,928,808
Total adjustments	(521,769)		(3,952,076)
Net cash provided by (used in) operating activities:	36,635		(2,928,042)

Cash flows from investing activities:
Capital expenditures	(805,803)		(284,735)
Deposits	(141,445)		(10,625)
Net cash used in investing activities:	(947,248)		(295,360)

Cash flows from financing activities:
Payments of long-term debt	(165,344)		(75,000)
Net cash used in financing activities:	(165,344)		(75,000)

Net decrease in cash and cash equivalents	(1,075,957)		(3,298,402)
Cash and cash equivalents at beginning of period	14,210,909		21,677,186

Cash and cash equivalents at end of period	$13,134,952		$18,378,784

Supplemental disclosure of cash flow information:
Income taxes paid	$200,000	$	---
Interest paid	$116,647		$17,637

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 1:	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

The consolidated balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements at such date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, including the accounting policies followed by the Company as set forth in Note 2 to the consolidated financial statements contained therein.

All material intercompany transactions have been eliminated in consolidation. In addition, certain reclassifications have been made to prior period consolidated financial statements to conform to the current year presentation.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Income Recognition

On January 1, 2018, we adopted accounting standard ASC 606, Revenue from Contracts with Customers and all the related amendments using the modified retrospective method for all customer contracts not yet completed as of the adoption date. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted.

The adoption of ASC 606 did not have a significant impact on our Consolidated Financial Statements as of and for the three month period ended March 31, 2018 and, as a result, comparisons of revenues and operating profits performance between periods are not affected by the adoption of this ASU.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Income Recognition (continued)

The Company designs, manufactures and sells custom chemical vapor deposition equipment through contractual agreements. These system sales require the Company to deliver functioning equipment that is generally completed within three to eighteen months from commencement of order acceptance. The Company recognizes revenue over time by using an input method based on costs incurred as it depicts the Company’s progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed price contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations.

Incurred costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Contract material costs are included in incurred costs when the project materials have been purchased or moved to work in process as required by the project’s engineering design. Cost based input methods of revenue recognition require the Company to make estimates of costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the costs to complete the projects, including materials, labor and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known and can be reasonably estimated.

“Contract assets,” include unbilled amounts typically resulting from sales under contracts when revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. The amount may not exceed their estimated net realizable value. Contract assets are classified as current based on our contract operating cycle.

“Contract liabilities,” include advance payments and billings in excess of revenue recognized. Contract liabilities are classified as current liabilities based on our contract operating cycle and reported on a contract-by-contract basis, net of revenue recognized, at the end of each reporting period.

For outright sales of products, revenue is recognized when control of the promised products or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under ASC 606.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development

Research and development costs are expensed as incurred. Due to the highly technical nature of our projects, we use our technical staff in a dual role, and based on their contribution to the customer or research and development projects, their costs are charged accordingly to either cost of goods sold or research and development.

Recent Accounting Pronouncements

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU permits companies to elect a reclassification of disproportionate tax effects in accumulated other comprehensive income (AOCI) caused by the Tax Cuts and Jobs Act of 2017 to retained earnings. The ASU also requires additional disclosures. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the effect of this ASU on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), which require that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the increase or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The amendments in this update are effective for fiscal years beginning after December 15, 2019 and interim periods within those annual periods. Early adoption for fiscal years beginning after December 15, 2018 is permitted. We are currently evaluating the effect of this update on our consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Recent Accounting Pronouncements (continued)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases, and creates a new topic, ASC 842, Leases. This update requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance as well as to the new revenue recognition guidance in ASU 2014-09. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the effect of this update on our consolidated financial statements, however we do not expect ASC 842 to have a material effect on either our consolidated statement of operations or consolidated statement of cash flow.

We believe there is no additional new accounting guidance adopted, but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

NOTE 3:	SIGNIFICANT RISK AND UNCERTAINTY

Cash and cash equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in savings accounts, treasury bills and money market instruments. Cash and cash investments at March 31, 2018 and December 31, 2017, exceeded the Federal Deposit Insurance Corporation (“FDIC”) limit, by $11,724,000 and $12,198,000, respectively.

Sales concentration

Revenue to a single customer in any one period can exceed 10% of our total sales. During the three months ended March 31, 2018 and March 31, 2017, one customer represented approximately 48% and 70%, respectively, of our revenues.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

Accounts receivable

The Company sells products and services to various companies across several industries in the ordinary course of business. The Company performs ongoing credit evaluations to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience, evaluation of their credit history and review of the invoicing terms of the contract to determine the financial strength of its customers. The Company also maintains allowances for anticipated losses. At March 31, 2018, approximately 82% of the accounts receivable balance was owed by one customer.

NOTE 4:	Revenue from Contracts with Customers

The following table represents a disaggregation of revenue from contracts with customers for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended
Category	March 31, 2018	March 31, 2017
Aerospace	$3,873,833	$6,758,770
Industrial	3,246,082	974,020
Research	861,200	1,079,062
Point in time	1,172,718	838,765
Net Revenue	$9,153,833	$9,650,617

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 5:	INVENTORIES, NET

Inventories consist of:

	March 31, 2018	December 31, 2017

Raw materials	$2,194,015	$2,549,016
Work-in-process	508,752	389,630
Finished goods	26,977	26,977
Totals	$2,729,744	$2,965,623

NOTE 6:	ACCOUNTS RECEIVABLE, NET

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $4,000 as of March 31, 2018 and December 31, 2017. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

NOTE 7:	LONG-TERM DEBT

The Company has a revolving credit facility with HSBC Bank, USA, N.A. providing up to $7 million, although the Company has never utilized this facility. This credit facility remains available until September 1, 2018, at which time we expect it to be renewed. The credit facility also contains certain financial covenants which the Company was in compliance with as of March 31, 2018 and December 31, 2017.

The Company has a loan agreement with HSBC which is secured by a mortgage against our facility at 355 South Technology Drive, Central Islip, New York. The loan is payable in 120 consecutive equal monthly installments of principal of $25,000 plus interest thereon and a final balloon payment upon maturity in March 2022. The balances as of March 31, 2018 and December 31, 2017 were $2.9 million and $3.0 million, respectively. Interest accrues on the loan, at our option, at the variable rate of LIBOR plus 1.75% which was 3.56% and 3.31% at March 31, 2018 and December 31, 2017, respectively.

The Company has an additional loan agreement with HSBC which is secured by a mortgage against our facility at 555 North Research Place, Central Islip, New York. The loan is payable in 60 consecutive monthly installments of approximately $63,000 including interest. Interest accrues on the loan at the fixed rate of 3.91%. The maturity date for the Note is December 1, 2022. The balances as of March 31, 2018 and December 31, 2017 were approximately $10.3 million and $10.4 million, respectively.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 8:	STOCK-BASED COMPENSATION EXPENSE

During the three months ended March 31, 2018 and March 31, 2017, the Company recorded as part of selling and general administrative expense approximately $223,000 and $217,000, respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments. This expense was recorded based upon the guidance of ASC 718, “Compensation-Stock Compensation.”

NOTE 9:	INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act was enacted in the U.S. Tax Reform significantly lowering the amount of current and future income tax expense primarily due to the reduction in the U.S. statutory tax rate from 35.0% to 21.0%. This provision went into effect on January 1, 2018 and will result in the loss of our ability to take the domestic production activities deduction which has been repealed and will require us to remeasure our deferred tax assets and liabilities. This has resulted in a higher tax rate at this time than the statutory rate.

The provision for income taxes includes the following:

	Three Months Ended March 31,
	2018	2017
Current:
Federal	$240,924	$383,178
State	9,000	9,780
Total current provision	249,924	392,958
Deferred:
Federal	$(2,154)	$291,174
State	----	----
Total deferred (benefit)/provision	(2,154)	291,174
Income tax expense	$247,770	$684,132

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 9:	INCOME TAXES (continued)

Tax Rate Reconciliation

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory rate is as follows:

	Three Months Ended
	March 31,
	2018	2017
Income tax expense at federal statutory rate [21%-2018; 34%-2017]	$173,587 *	$717,600
State taxes	9,000	6,455
Change in other accruals	(75)	5,639
Difference between tax and book depreciation	33,037	54,390
FAS 123R employee compensation	44,860	(36,032)
Domestic production activities deduction	---	(50,320)
Net operating loss	---	(13,600)
Federal research and development credit	(12,639)	---
Income tax expense/(benefit)	$247,770	$684,132

*The Company’s foreign entity, CVD Tantaline ApS, has incurred losses since its inception in December 2016, which would have provided a deferred tax asset at March 31, 2018, based on the standard corporate tax rate of 22% in Denmark. However, sufficient uncertainty exists as to the realizability of these assets such that a full valuation allowance is necessary.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(Unaudited)

NOTE 10:	EARNINGS PER SHARE (continued)

Stock options to purchase 387,930 shares of common stock were outstanding and 227,930 were exercisable during the three months ended March 31, 2018. Stock options to purchase 384,730 shares were outstanding and 124,730 were exercisable during the three months ended March 31, 2017. At March 31, 2018, options to purchase 10,447 shares were included in the diluted earnings per share calculation. At March 31, 2017, options to purchase 32,286 shares were included in the diluted earnings per share calculation. At March 31, 2018 and March 31, 2017 options to purchase 365,000 and 325,000 shares, respectively, were not included in the diluted earnings per share calculation as their effect would have been anti-dilutive.

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

The Company operates through three (3) segments, CVD Equipment Corporation (“CVD”),  Stainless Design Concepts (“SDC”) and CVD Materials Corporation (“Materials”). The CVD segment is utilized for chemical vapor deposition equipment manufacturing. SDC is the Company’s ultra-high purity manufacturing division in Saugerties, New York for gas control systems. Materials is our new section based on recent acquisitions, for providing quartzware and material coatings for aerospace, medical, electronic and other applications. The Company evaluates performance based on several factors, of which the primary financial measure is income or (loss) before taxes.

The Company’s corporate administration activities are reported in the Eliminations and Unallocated column. These activities primarily include intercompany profit, expenses related to certain corporate officers and support staff, expenses related to the Company’s Board of Directors, stock option expense for shares granted to corporate administration employees, certain consulting expenses, investor and shareholder relations activities, and a portion of the Company’s legal, auditing and professional fee expenses.

Three Months Ended March 31,

(In thousands)

					Eliminations and
2018	CVD	SDC	Materials		Unallocated	Consolidated
Assets	$45,333	$6,463		$8,852	$(7)	$60,641

Revenue	6,705	2,260		372	(183)	9,154
Operating income/(loss)	1,338	731		(513)	(645)	911
Pretax income/(loss)	1,333	731		(613)	(645)	806

2017
Assets	$43,969	$4,423	$	---	$	$48,392

Revenue	8,582	2,032		---	(963)	9,651
Operating income/(loss)	2,085	617		(345)	(640)	1,717
Pretax income/(loss)	2,076	617		(345)	(640)	1,708

*All elimination entries represent intersegment revenues eliminated in consolidation for external financial reporting.

Note 12:	Pro Forma Financial Information

The unaudited pro forma information for the period set forth below gives effect to the 2017 acquisition as if it had occurred as of January 1, 2017. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time.

Three-Month Period
Ended March 31, 2017
Revenue	$9,857,792
Net income	939,784
Diluted income per common share	0.15

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

Results of Operations

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017

(in thousands, except per share amounts)

	Three Months Ended		Change	% Change
	March 31, 2018	March 31 2017
(In thousands)
Revenue
CVD (net of eliminations)	$6,704	$8,542	$(1,838)	(21.5)
SDC (net of eliminations)	2,078	1,109	969	87.4
Materials (net of eliminations)	372	-	372
Total Revenue	9,154	9,651	(497)	(5.1)

Cost of Goods Sold	5,393	5,479	(86)	(1.6)

Gross Profit	3,761	4,171	(410)	(9.8)
Gross Margin	41.1%	43.2%

Research and development	97	70	27	38.6
Selling and shipping	513	285	228	80.0
General and administrative	2,240	2,098	142	6.8
Total Operating Expenses	2,850	2,454	396	16.1

Operating income	911	1,717	(806)	(46.9)

Other (expense)/income	(105)	(9)	96	--

Income before taxes	806	1,708	(902)	(52.8)

Income tax expense	248	684	(436)	(63.7)

Net income	558	1,024	(466)	(45.5)

Net income per share
Basic and diluted	0.09	0.16	0.07	(43.8)

Revenue

Revenue for the three month period ended March 31, 2018 was $9.2 million compared to $9.7 million for the three month period ended March 31, 2017, a decrease of $0.5 million or 5.1%. The decreased revenue is a result of finalizing some of the orders received from our largest customer. This customer in the aerospace industry represented 47.6% and 70.4% of our revenue for the three months ended March 31, 2018 and 2017, respectively. This decrease in revenue from our largest customer of approximately $2.5 million was partially offset by an increase of $2.0 million in revenue from our other customers. We continue to receive additional orders and opportunities with new and current customers.

Third-party revenue from the SDC division for the three months ended March 31, 2018 increased 87.4% to $2.1 million compared to $1.1 million for the three months ended March 31, 2017. The increase is primarily attributable to having executed a significant order from one customer which comprised approximately 43.3% of the total. Materials is based on recent acquisitions and has just started earning revenue.

Gross Profit

We generated a gross profit of $3.8 million, resulting in a gross profit margin of 41.1%, for the three months ended March 31, 2018 as compared to a gross profit of $4.2 million and a gross profit margin of 43.2%, for the three months ended March 31, 2017. The decreased gross margin is attributable to both the product mix and the additional fixed costs associated with CVD Materials Corporation

Research and Development, Selling and General and Administrative Expenses

Due to the technical development required on our custom orders, most of our research and development costs are charged to costs of goods sold when working directly on customer projects. When our team is not working on a customer project they work in our application laboratory and their costs are charged to research and development. For the three months ended March 31, 2018, our research and development expenses totaled $97,000 compared to $70,000 for the three months ended March 31, 2017.

Selling and shipping expenses for the three months ended March 31, 2018 and 2017 were $0.5 million and $0.3 million, respectively, an increase of 80%. Approximately $175,000 of this increase was attributable to personnel costs related to CVD Materials Corporation.

We incurred $2.2 million of general and administrative expenses during the three months ended March 31, 2018, including $450,000 of personnel and occupancy costs attributed to CVD Materials Corporation compared to $2.1 million for the three months ended March 31, 2017, which included costs attributable to CVD Materials Corporation of $260,000.

Operating Income

We achieved income from operations of $0.9 million for the three months ended March 31, 2018 compared to income from operations of $1.7 million for the three months ended March 31, 2017. This decrease was primarily attributed to the net loss of approximately $635,000 incurred by CVD Materials Corporation. This decrease was primarily attributable to the net loss of approximately $635,000 incurred by CVD Materials Corporation. This loss represents the continued investment by the Company in the recently acquired Tantaline and Mesoscribe businesses.  The Company intends to continue to invest capital and incur additional costs throughout the balance of 2018 as it builds out the recently acquired building for CVD Materials, leverages its deposition expertise and develops these businesses, which are expected to generate significant revenues and profits in the coming years.

Interest expense, net

Interest expense for the three months ended March 31, 2018 was approximately $121,000 compared to approximately $18,000 for the three months ended March 31, 2017. The increase of $103,000 was attributable to the mortgage interest on the new facility for CVD Materials. Interest income for the three months ended March 31, 2018 was approximately $17,000 compared to approximately $9,000 for the three months ended March 31, 2017 primarily as a result of increase interest rates in the current period.

Income Taxes

For the three months ended March 31, 2018, we incurred current income tax expense of $250,000 and a deferred income tax benefit of $2,000 compared to the three months ended March 31, 2017 when we incurred current income tax expense of $393,000 and deferred income tax expense of $291,000.

Net income

As a result of the foregoing factors, we reported net income of $0.5 million, or $0.09 per basic and diluted share, for the three months ended March 31, 2018 compared to net income of $1.0 million, or $0.16 per diluted share, for the three months ended March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2018, we had working capital of approximately $22.3 million compared to approximately $22.4 million at December 31, 2017, a decrease of $0.1 million, and cash and cash equivalents of approximately $13.1 million, compared to approximately $14.2 million at December 31, 2017, a decrease of $1.1 million. The decrease in cash and cash equivalents was primarily a result of a combination of funding equipment and parts which have been shipped but not yet paid for (and are reflected in increased accounts receivable), and building improvements to our new facility.

Accounts receivable, net, as of March 31, 2018 was approximately $9.0 million compared to $2.1 million as of December 31, 2017. This increase is principally due to the timing of customer invoicing, shipments and customer payments on outstanding balances. These receivables were subsequently substantially collected.

At March 31, 2018, the number of full time employees increased to 213 employees compared to 212 at December 31, 2017.

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

Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with our management, have determined that as of the end of the period covered by this Report on Form 10-Q, the disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosures. Specifically, we have identified the following material weaknesses in our disclosure controls: (1) need for better communication from management to the Audit Committee, and the Company’s auditors to allow more time for review, and (2) insufficient written policies and procedures to ensure timely filing of the reports that the Company files or submits under the Exchange Act. More specifically, on April 12, 2018, the Company filed an amendment to its Current Report on Form 8-K/A, filed on January 16, 2018 (“Amendment No. 1”), to furnish pro forma financial information in place of the pro forma financial information contained in Amendment No. 1, in order to provide a more accurate and appropriate basis for evaluation against the unaudited pro forma financial information of the Company. Additionally, the Company was one day late in filing a Current Report on Form 80K disclosing the appointment of a new director on the Company’s Board.

To remediate such weaknesses, the Company is implementing the following changes: (1) establishing stricter formal procedures with respect to how and when the Company’s management will communicate to the auditors and Audit Committee on a more timely basis, (2) adopting sufficient written policies and procedures for accounting and financial reporting, (3) appointing and/or designating additional qualified personnel to ensure the timely filing of the reports that the Company files or submits under the Exchange Act, and (4) adding additional, multiple review levels.

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

CVD EQUIPMENT CORPORATION

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 15, 2018

31.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 15, 2018

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 15, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 15, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May 2018.

CVD EQUIPMENT CORPORATION

By:	/s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Glen R. Charles
Glen R. Charles
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 15, 2018

31.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 15, 2018

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 15, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated May 15, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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