Form 10-Q
period 2018-09-30
CVD EQUIPMENT CORP
filed 2018-11-14
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐               Accelerated filer ☐

Non-accelerated filer ☑                Smaller reporting company ☑              Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                             ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,507,514 shares of Common Stock, $0.01 par value at November 3, 2018.

CVD EQUIPMENT CORPORATION AND SUBSIDIARY

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$14,192,180	$14,210,909
Accounts receivable, net	2,587,367	2,058,617
Contract assets	2,551,155	8,397,024
Inventories	2,751,504	2,965,623
Prepaid expenses and other current assets	537,683	167,425

Total Current Assets	22,619,889	27,799,598

Property, plant and equipment, net	30,272,974	28,839,457

Deferred income taxes	1,925,108	1,609,186
Deposits	71,875	67,847
Intangible assets, net	520,220	662,162

Total Assets	$55,410,066	$58,978,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,261,385	$1,174,968
Accrued expenses	1,777,662	2,738,373
Current maturities of long-term debt	657,811	647,324
Current portion acquisition related contingent payments	100,000	100,000
Contract liabilities	229,216	466,313
Deferred revenue	890,447	291,953
Total Current Liabilities	4,916,521	5,418,931

Long-term acquisition related contingent payments	200,000	200,000
Long-term debt, net of current portion	12,211,266	12,705,683
Total Long-Term liabilities	12,411,266	12,905,683

Total Liabilities	17,327,787	18,324,614

Commitments and Contingencies	----	----

Stockholders’ Equity
Common stock - $0.01 par value – 20,000,000 shares authorized; issued and outstanding, 6,496,332 at September 30, 2018 and 6,458,714 at December 31, 2017	64,963	64,587
Additional paid-in-capital	25,912,507	25,209,316
Retained earnings	12,104,809	15,379,733
Total Stockholders’ Equity	38,082,279	40,653,636

Total Liabilities and Stockholders’ Equity	$55,410,066	$58,978,250

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue	$4,027,768	$10,831,729	$19,616,879	$31,312,055

Cost of revenue	4,083,752	6,229,062	14,795,731	18,127,799

Gross (loss)/profit	(55,984)	4,602,667	4,821,148	13,184,256

Operating expenses
Research and development	240,613	158,310	465,536	339,610
Selling and shipping	331,280	345,406	1,244,004	983,731
General and administrative	2,225,593	2,208,628	6,434,123	6,423,016
Total operating expenses	2,797,486	2,712,344	8,143,663	7,746,357

Operating (loss)/income	(2,853,470)	1,890,323	(3,322,515)	5,437,899

Other income (expense)
Interest income	40,720	28,485	86,994	54,538
Interest expense	(114,692)	(17,189)	(355,325)	(52,433)
Other (expense)/income	---	2,575	---	3,014
Total other (expense), net	(73,972	13,871	(268,331)	5,119

(Loss)/income before income taxes	(2,927,442)	1,904,194	(3,590,846)	5,443,018

Income tax (benefit)/expense	(424,640)	508,316	(315,922)	1,766,231

Net (loss)/income	$(2,502,802)	$1,395,878	$(3,274,924)	$3,676,787

Basic (loss)/income per common share	$(0.39)	$0.22	$(0.51)	$0.58

Diluted (loss)/income per common share	$(0.39)	$0.22	$(0.51)	$0.58

Weighted average common shares Outstanding-basic	6,494,986	6,378,656	6,482,870	6,314,224

Net effect of potential common share issuance:
Stock options	---	34,410	---	33,748

Weighted average common shares Outstanding-diluted	6,494,986	6,413,066	6,482,870	6,347,972

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net (loss)/income	$(3,274,924)	$3,676,787
Adjustments to reconcile net (loss)/income to net cash provided by/(used in) operating activities:
Stock-based compensation expense	703,567	677,552
Depreciation and amortization	824,861	623,656
Deferred tax (benefit)/expense	(315,922)	559,123
Provision for doubtful accounts	275	3,724
Changes in operating assets and liabilities:
Accounts receivable, net	(529,026)	(3,453,556)
Contract assets	5,845,869	(1,861,408)
Inventories	214,119	263,531
Prepaid expenses and other current assets	(370,257)	(202,656)
Deposits and other assets	144,715	23,613
Increases/(decreases) in operating liabilities:
Accounts payable and accrued expenses	(874,293)	649,089
Contract liabilities	(237,098)	(5,046,437)
Deferred revenue	598,494	420,965
Total adjustments	6,005,304	(7,342,804)
Net cash provided by/(used in) operating activities	2,730,380	(3,666,017)

Cash flows from investing activities:
Capital expenditures	(2,258,379)	(618,505)
Deposits	(6,800)	(9,127)
Net cash (used in) investing activities	(2,265,179)	(627,632)

Cash flows from financing activities:
Net proceeds from stock options exercised	---	22,120
Principal payments of long-term debt	(483,930)	(225,000)
Net cash (used in) financing activities	(483,930)	(202,880)

Net (decrease) in cash and cash equivalents	(18,729)	(4,496,529)
Cash and cash equivalents at beginning of period	14,210,909	21,677,186

Cash and cash equivalents at end of period	$14,192,180	$17,180,657

Supplemental disclosure of cash flow information:
Income taxes paid	$395,000	$701,800
Interest paid	$355,322	$52,433

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 1:     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for CVD Equipment Corporation and subsidiaries (collectively, “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that can be expected for the year ending December 31, 2018.

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

INVENTORIES, NET

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

The adoption of ASC 606 did not have a significant impact on our Consolidated Financial Statements as of and for the three and nine-month periods ended September 30, 2018 and, as a result, comparisons of revenues and operating profits performance between periods are not affected by the adoption of this ASU.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

September 30, 2018

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

September 30, 2018

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

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases, and creates a new topic, ASC 842, Leases. This update establishes a right-of-use (“ROU”) model that requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. The accounting for lessors does not fundamentally change except for changes to conform and align guidance to the lessee guidance as well as to the new revenue recognition guidance in ASU 2014-09. This update is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. This update will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the effect of this update on our consolidated financial statements however we do not expect ASC 842 to have a material effect on either our consolidated statement of operations or consolidated statement of cash flow.

We believe there is no additional new accounting guidance adopted, but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

NOTE 3:     CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable. The Company places its cash equivalents with high credit-quality financial institutions and invests its excess cash primarily in savings accounts and money market instruments. Cash and cash equivalents at September 30, 2018 and December 31, 2017, exceeded the Federal Deposit Insurance Corporation (“FDIC”) limits by approximately $12,593,000 and $12,198,000, respectively.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 3:     CONCENTRATION OF CREDIT RISK (continued)

Sales concentration

Revenue to a single customer in any one period can exceed 10% of our total sales. During the three months ended September 30, 2018 and September 30 2017, one customer represented approximately 26% and 59%, respectively, of our revenues. During the nine months ended September 30, 2018 and September 30, 2017 that same customer represented 40% and 65%, respectively, of our revenues.

Accounts receivable

The Company sells products and services to various companies across several industries in the ordinary course of business. The Company performs ongoing credit evaluations to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience, evaluation of their credit history and review of the invoicing terms of the contract to determine the financial strength of its customers. The Company also maintains allowances for anticipated losses. The accounts receivable balance as of September 30, 2018 includes amounts from two customers that each exceed 10% of the total. The accounts receivable balance as of September 30, 2017 includes amounts from three customers, each of which exceed 10% of the total. These balances are from five different customers.

NOTE 4:     REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue from contracts for the three and nine months ended September 30, 2018 and September 30, 2017:

(In thousands)	Three Months Ended		Nine Months Ended
Category	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Aerospace	429	6,410	6,508	20,346
Industrial	755	1,653	5,963	5,035
Research	503	526	2,378	1,988
Point in time	2,341	2,243	4,768	3,943
Net revenue	4,028	10,832	19,617	31,312

Judgment is required to evaluate assumptions including the amount of net contract revenues and the total estimated costs to determine our progress towards contract completion and to calculate the corresponding amount of revenue to recognize.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 4:     REVENUE FROM CONTRACTS WITH CUSTOMERS (continued)

Changes in estimates for sales of systems occur for a variety of reasons, including but not limited to (i) build accelerations or delays, (ii) product cost forecast changes, (iii) cost related change orders or add-ons, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect on the Company’s consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three and nine months ended September 30, 2018 as well as the number of projects that comprise such changes. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2018	September 30, 2018
Increase in revenue from net changes in transaction prices	$71	146
(Decrease) in revenue from net changes in input cost estimates	(1,170)	(1,740)
Net (decrease) in revenue from net changes in estimates	(1,099)	(1,594)

Number of projects	15	15

Net change in estimate as a percentage of aggregate revenue for associated projects	(2.4%)	(3.4%)

For the three and nine months ended September 30, 2018, revenue decreased by $1,099,000 and $1,594,000, respectively, from net changes in transaction prices, input cost estimates, product cost overruns and product cost forecast changes related to redesign of certain systems.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 4:     REVENUE FROM CONTRACTS WITH CUSTOMERS (continued)

Contract Assets and Liabilities

During the nine months ended September 30, 2018, the decrease in contract assets of approximately $5.8 million was primarily driven by additional billed receivables during the period, for those projects that certain milestones had been reached. During the nine months ended September 30, 2018, the decrease in contract liabilities of $237,000 was primarily due to invoicing for those projects.

NOTE 5:      INVENTORIES, NET

Inventories consist of:

(in thousands)	September 30, 2018	December 31, 2017

Raw materials	$1,943	$2,549
Work-in-process	782	390
Finished goods	27	27
Totals	$2,752	$2,966

NOTE 6:     ACCOUNTS RECEIVABLE, NET

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $4,000 as of September 30, 2018 and December 31, 2017, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

NOTE 7:     DEFERRED REVENUE

Deferred revenue of $890,000 at September 30, 2018 and $292,000 at December 31, 2017 represents amounts billed, other than deposits, in excess of the revenue than can be recognized at the balance sheet date.

NOTE 8:     LONG-TERM DEBT

The Company’s revolving credit facility with HSBC Bank, USA, N.A. (“HSBC”) expired by its terms on September 1, 2018. The Company elected not to renew its credit line at this time because (a) renewal terms were not acceptable to it; (b) the Company has not borrowed against this facility in the past ten years, and (c) the Company has determined that it has sufficient cash and cash equivalents to meet its working capital cand capital expenditure requirements over the next twelve months. The Company is continuing to have discussions with HSBC about securing a new revolving credit facility on mutually acceptable terms; however, there can be no assurance that the Company and HSBC will be able to reach an agreement.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 8:     LONG-TERM DEBT (continued)

The Company has a loan agreement with HSBC which is secured by a mortgage against our facility at 355 South Technology Drive, Central Islip, NY. The loan is payable in 120 consecutive equal monthly installments of principal of $25,000 plus interest thereon and a final balloon payment upon maturity in March 2022. The balances on the mortgage at September 30, 2018 and December 31, 2017 were approximately $2.7 and $3.0 million, respectively. Interest accrues on the loan, at the variable rate of LIBOR plus 1.75%, which was 4.01% and 3.31% at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, the Company was not in compliance with one of the financial covenants and has received a waiver from HSBC until October 1, 2019.

The Company has an additional loan agreement with HSBC which is secured by a mortgage against our facility at 555 North Research Place, Central Islip, New York. The loan is payable in 60 consecutive monthly installments of approximately $63,000 including interest. Interest accrues on the loan at the fixed rate of 3.91%. The maturity date for the Note is December 1, 2022. The outstanding principal balances as of September 30, 2018 and December 31, 2017 were approximately $10.1 million and $10.4 million, respectively. At September 30, 2018, the Company was not in compliance with one of the financial covenants and has received a waiver from HSBC until October 1, 2019.

NOTE 9:     STOCK-BASED COMPENSATION EXPENSE

During the three and nine months ended September 30, 2018 and September 30, 2017, the Company recorded compensation expense as part of selling and general administrative expense, of approximately $280,000 and $242,000 and $704,000 and $678,000, respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments. This expense was recorded based upon the guidance of ASC 718, “Compensation-Stock Compensation.”

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 10:     INCOME TAXES

The provision for income taxes includes the following:

	Nine Months Ended September 30,
	2018		2017

Current:
Federal	$	---	$1,195,528
State		---	11,580
Total Current Provision			1,207,108
Deferred:
Federal		$(315,922)	$559,123
State		----	----
Total deferred		(315,922)	559,123
Income tax (benefit)/expense		$(315,922)	$1,766,231

Tax Rate Reconciliation

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory rate is as follows:

	Nine Months Ended
	September 30,
	2018	2017
Income tax (benefit)/expense at federal statutory rate [21%-2018; 34%-2017]	$(652,837)	$2,075,004
Change in other accruals	45,540	90,781
Difference between tax and book depreciation	89,558	(201,847)
Stock-based compensation	201,817	(197,707)
Income tax (benefit)/expense	$(315,922)	$1,766,231

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 10:     INCOME TAXES (continued)

●

The Company’s foreign entity, CVD Tantaline ApS, has incurred losses since its inception in December 2016, which would have provided a deferred tax asset of approximately $303,000 at September 30, 2018 and $190,000 at December 31, 2017, based on the standard corporate tax rate of 22% in Denmark. However, sufficient uncertainty exists as to the realizability of these assets such that a full valuation allowance is necessary.

NOTE 11:     EARNINGS PER SHARE

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

Stock options to purchase 387,930 shares of common stock were outstanding and 227,930 were exercisable during the three and nine months ended September 30, 2018 as no options were issued during the three and nine months ended September 30, 2018. Stock options to purchase 381,930 shares were outstanding and 196,930 were exercisable during the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2018, none of the outstanding options were included in the earnings per share calculation as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2017, options to purchase 34,410 and 33,748 shares were included in the diluted earnings per share calculation respectively.

The potentially dilutive common shares from options are calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all warrants and options are used to repurchase common stock at market value. The amount of shares remaining after the proceeds are exhausted represents the potential dilutive effect of the securities.

NOTE 12:      SEGMENT REPORTING

The Company operates through three (3) segments, CVD Equipment Corporation (“CVD”), Stainless Design Concepts (“SDC”) and CVD Materials Corporation (“Materials”). The CVD segment is utilized for chemical vapor deposition equipment manufacturing. SDC is the Company’s ultra-high purity manufacturing division in Saugerties, New York for gas control systems. Materials is our new segment, based on recent acquisitions, for providing materials coatings for aerospace, medical, electronic and other applications. The Company evaluates performance based on several factors, of which the primary financial measure is income or (loss) before taxes.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 12:      SEGMENT REPORTING (continued)

The Company’s corporate administration activities are reported in the Corporate column. These activities primarily include expenses related to certain corporate officers and support staff, expenses related to the Company’s Board of Directors, stock option expenses for shares granted to corporate administration employees, certain consulting expenses, investor and shareholder relations activities, interest on mortgages and the Company’s legal, auditing and professional fee expenses.

Three Months

Ended September 30,

(In thousands)

2018
	CVD	SDC	Materials		Corporate	Eliminations *	Consolidated
Assets	$39,792	$6,288		$17,429	$1,925	(10,024)	$55,410

Revenue	2,542	1,047		526		(87)	4,028
Operating (loss)/income	(1,835)	125		(343)	(801)		(2,854)
Pretax (loss)/income	(1,850)	125		(442)	(760)		(2,927)

2017
Assets	$39,663	$5,977	$		$1,952	(1,789)	$45,803

Revenue	8,863	2,549				(580)	10,832
Operating income/(loss)	1,606	848			(550)		1,904
Pretax tax income/(loss)	1,606	848			(550)		1,904

Nine Months

Ended September 30,

(In thousands)

2018
	CVD	SDC	Materials		Corporate		Eliminations *	Consolidated
Revenue	$14,883	$4,151		$1,256	$		(673)	$19,617
Operating (loss)/income	(212)	535		(1,505)		(2,140)		(3,322)
Pretax (loss)/income	(266)	535		(1,806)		(2,053)		(3,590)

2017
Revenue	$26,848	$6,361	$			$(1,896)		$31,313
Operating income/(loss)	4,604	2,384				(1,551)		5,437
Pretax tax income/(loss)	4,604	2,384				(1,545)		5,443

*All elimination entries represent intersegment transactions eliminated in consolidation for external financial reporting.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(Unaudited)

NOTE 13:      PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma information for the periods set forth below gives effect to the 2017 acquisition of substantially all of the assets and business of Mesoscribe Technologies, Inc., as if it had occurred as of January 1, 2017. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time. No 2018 pro forma information is provided as the results of the acquired entity are included in the consolidated statements of operations for the three and nine months ended September 30, 2018.

	Three-Month Period	Nine-Month Period
	September 30, 2017	September 30, 2017
Revenue	$11,084	$31,952
Net income	1,226	3,360
Diluted income per common share	0.19	0.53

NOTE 14:     COMMITMENTS AND CONTINGENCIES

Pursuant to an Asset Purchase Agreement entered into on October 31, 2017, CVD Mesoscribe Technologies Corporation, (“buyer”) a wholly-owned indirect subsidiary of CVD Equipment Corporation acquired substantially all of the operating assets and business of Mesoscribe Technologies, Inc., (“Seller”). The purchase price for the assets acquired in the Acquisition was $800,000 of which $500,000 was paid on the Closing Date and $300,000 may be paid to the Seller as additional acquisition related contingent consideration based upon the achievement of certain revenue thresholds and other criteria set forth in the Asset Purchase Agreement with respect to each of the two (2) consecutive twelve (12) month measurement periods following the Closing Date. The contingent liability was $300,000 as of September 30, 2018 and December 31, 2017.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: competition in the Company’s existing and potential future product lines of business; the Company’s ability to obtain financing on acceptable terms if and when needed; uncertainty as to the Company’s future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the Company. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Past results are no guaranty future performance. You should not place undue reliance on any forward-looking statements, which speak only as of the dates they are made. When used with this Report, the words “believes,” “anticipates,” ”expects,” “estimates,” “plans,” “intends,” “will” and similar expressions are intended to identify forward-looking statements

As a result of continuing delays in the permitting process for construction of modifications needed for our new CVD Materials facility in Central Islip, NY, we believe that we will not begin operations at this facility until the latter part of the second quarter of 2019. In order to minimize the delay, we have engaged a new architect and have met with local officials to try to accelerate the permitting process in order to finish necessary construction.  As a result of this delay, we have and will incur additional expenses and carrying costs associated with the CVD Materials facility which we did not anticipate.  We do however, remain very optimistic about the CVD Materials business and its contribution to the Company’s future success.

Additionally, the level of new orders from customers has not been received as anticipated, and without these orders, we believe our level of revenue for the fourth quarter of 2018 will approximate the level of revenue in the third quarter. As a result, we expect to report operating losses for the fourth quarter of 2018 and first quarter of 2019 and the timing for return to profitability depends upon, among other things, the receipt of new orders, receiving the necessary building permits and the ensuing ramp up of the materials business. We are reviewing our planned expenditures and operating expenses, for potential cost savings to minimize these losses.

Our line of credit expired by its terms in September 2018.  We have elected not to renew our credit line at this time because (a) renewal terms were not acceptable to us, (b) we have not borrowed on our line of credit in the past 10 years, and (c) we have sufficient cash and cash equivalents (approximately $14.2 million as of September 30, 2018) to meet our working capital and capital expenditure requirements over the next twelve months.

During the third quarter, we continued our mission to develop and enable the commercialization of next-generation technologies, by incorporating our technology into equipment built for customers’ manufacturing processes. Our endeavors into electronic applications for LED materials, medical implants and coatings, carbon composites for MEMs devices and medical applications are some of the areas we have been working on.

We continued to make a significant investment in our CVD Materials business.  In November 2018, we filed a provisional patent application for a family of advanced Fluid Reactors based on our innovations in nanotechnology and chemical vapor deposition technology. The Fluid Reactor is enabled by a novel reactor core element which allows the efficient transfer of gases into and out of liquids. The market adoption of this technology could supplant existing hollow fiber membrane technology for applications including filtration and liquid gasification or degasification. One application is blood oxygenation cartridges known as an Extra Corporeal Membrane Oxygenator which is typically used during cardio pulmonary bypass (CPB) surgery and is essential for life support.

Our Mesoscribe™ Direct Write Technology continues to make progress in specialized applications for temperature sensors, conformal antennas, flexible electronics and heaters for applications in aerospace and electronics where standard solutions have been unable to meet the physical constraints that need to be addressed. To assist in our progress, Mesoscribe™ has been notified that they have been selected for three (3) government sponsored awards which we anticipate receiving in first quarter 2019.

Our new CVD Materials facility has now received site plan approval and we anticipate permits for building modifications and obtaining a Certificate of Occupancy will be following shortly.  We continue to impress upon the regulatory authorities the financial and time impact the delays are causing with our business.

Investments in our Application Laboratory and CVD Materials are driving us forward regardless of quarterly revenue fluctuations. We continue to believe that expansion and innovation in key markets like aerospace, medical, MEMs, semiconductors is the key to securing our growth over the long-term.

We continue to dedicate significant portions of our technical and manufacturing resources to new materials development and opening of the new CVD Materials facility. They pave the way for future expansion across our portfolio and to improve and streamline revenue growth and profitability over the longer term.

Constant investment in expansion and innovation is necessary, even during times of reduced order levels, to strengthen and secure our competitive position and open up new opportunities in the markets we serve. We believe we are well capitalized and will continue to drive towards increased yet stable revenue, productivity and profitability over the long-term.

Please review a new presentation that is posted on our website to gain further insight into the new applications and products.

Results of Operations

Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017

	Three Months Ended
	September 30, 2018	September30, 2017	Change	% Change
(In thousands)
Revenue
CVD (net of eliminations)	$2,543	$8,833	$(6,290)	(71.2)
SDC (net of eliminations)	959	1,999	(1,040)	(52.0)
Materials (net of eliminations)	526	---	526
Total Revenue	4,028	10,832	(6,804)	(62.8)

Cost of Goods Sold	4,084	6,229	(2,145)	(34.4)

Gross (Loss)/Profit	(56)	4,603	(4,659)	(101.2)
Gross Margin	(1.4%)	42.5%

Research and development	241	158	83	52.5
Selling and shipments	331	345	(14)	(0.4)
General and administrative	2,225	2,209	16	5.6
Total operating expenses	2,797	2,712	193	0.7

Operating (loss)/income	(2,853)	1,890	(4,743)	(251.0)

Other (expense)/income, net	(74)	14	(88)	---

(Loss)/Income before taxes	(2,927)	1,904	(4,831)	(253.7)

Income tax (benefit)/expense	(424)	508	(932)	---

Net (loss)/income	(2,503)	1,396	(3.899)	(279.3)

Net (loss)/income per share basic and diluted	(0.39)	0.22	(0.61)	277.3

Revenue

Our revenue for the three months ended September 30, 2018 was $4.0 million compared to $10.8 million for the three months ended September 30, 2017. This decrease of $6.4 million or 62.8% was a result of the reduction in revenue previously generated by the large aviation component supplier production contracts which were completed, a reduced level of new orders from customers, and having recognized revenue in previous periods as a result of higher costs than originally anticipated on certain contracts in progress. The customer in the aerospace industry represented approximately 26.0% and 59.0% of our revenue for the three months ended September 30, 2018 and September 30, 2017, respectively. We are continuing to receive additional follow-on business from that customer as well as undertaking opportunities with new and other current customers Our business of selling capital equipment has historically been uneven  and although our current level of “RFQs” (requests for quotation) remains high, the level of new orders from customers has not been received as anticipated. The mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If any of our significant customers do not place orders, or they substantially reduce, delay or cancel orders, we may not be able to replace the business in a timely manner or at all, which could have a material adverse effect on our results of operations and financial condition. Third-party revenue from the SDC division for the three months ended September 30, 2018 decreased by 52.0% to $959,000 compared to $1,999,000 as a result of the completion of a significant order from one customer. We recorded $526,000 of revenue from CVD Materials for the three months ended September 30, 2018 despite continuing delays in the permitting process for construction of modifications needed for our new CVD Materials facility. We believe that we will not begin operations at this facility until the latter part of the second quarter of 2019.

Gross (Loss)/Profit

We generated a negative gross profit of $56,000 for the three months ended September 30, 2018 compared to a gross profit of $4.6 million for the three months ended September 30, 2017. The gross margin for the three months ended September 30, 2018 was (1.4)% compared to 42.5% for the three months ended September 30, 2017. The negative gross profit and gross margin was the result of revised cost estimates and unutilized excess production labor. We recognized estimated losses on certain contracts where the actual costs incurred were greater than estimated in prior periods. Reductions in personnel began towards the end of the prior three-month period and we are continuing to evaluate personnel levels and other cost savings measures to minimize losses.

Research and Development, Selling, General and Administrative Expenses

Internal research and development expenses for the three months ended September 30, 2018 were $241,000 compared to $158,000 for the three months ended September 30, 2017 as we continue to ramp our efforts of independently conducted research and development activities especially for CVD Materials.  As mentioned above, in November 2018, we filed a provisional patent application for a family of advanced Fluid Reactors having a novel reactor core element. One application is blood oxygenation cartridges known as an Extra Corporeal Membrane Oxygenator which is typically used during cardio pulmonary bypass (CPB) surgery and is essential for life support. In addition, Mesoscribe™ was notified that they were selected for three (3) government sponsored awards which we anticipate receiving in first quarter 2019.

Selling and shipping expenses for the three months ended September 30, 2018 totaled $331,000 inclusive of costs in personnel and trade shows related to CVD Materials of $50,000. Selling and shipping expenses for the three months ended September 30, 2017 totaled $345,000 which included costs of $96,000 related to personnel for CVD Materials Corporation.

General and administrative expenses for both the three months ended September 30, 2018 and 2017 totaled approximately $2.2 million. Personnel and occupancy costs attributed to CVD Materials Corporation totaled $433,000 during the three months ended September 30, 2018 compared to $219,000 of costs attributed to CVD Materials during the three months ended September 30, 2017.

Operating (Loss)/Income

We incurred a loss from operations of $2.9 million for the three months ended September 30, 2018 primarily as a result of the reduced revenues for the period, unutilized excess production labor,  product cost overruns of certain systems and operating expenses of $2.8 million of which approximately $500,000 was attributable to CVD Materials compared to the three months ended September 30, 2017 when we achieved $10.8 million in revenue yielding a 42.5% gross margin and incurred operating expenses of $2.7 million,

Income tax (benefit)/expense

We did not incur any current income tax expense and recorded a deferred income tax benefit of $425,000 for the three months ended September 30, 2018 primarily as a result of the tax loss incurred during the period. For the three months ended September 30, 2017 we incurred an income tax expense of $508,000

Net (Loss)/Income

We reported a net loss of approximately $2.5 million or ($0.39) per share basic and diluted for the three months ended September 30, 2018 compared to net income of approximately $1.4 million or $0.22 per share basic and diluted for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017

	September 30, 2018	September 30, 2017	Change	% Change
(In thousands)
Revenue
CVD (net of eliminations)	$14,883	$26,741	$(11,858)	(44.3)
SDC (net of eliminations)	3,478	4,571	(1,093)	(23.9)
Materials (net of eliminations)	1,256	---	1,256
Total Revenue	19,617	31,312	(11,695)	(37.3)

Cost of Goods Sold	14,796	18,128	(3,332)	(18.4)

Gross Profit	4,821	13,184	(8,363)	(63.4)
Gross Margin	24.6%	42.1%

Research and development	466	339	127	37.5
Selling and shipping	1,244	984	260	26.4
General and administrative	6,434	6,423	11	0.2
Total operating expenses	8,144	7,746	398	5.1

Operating (loss)/income	(3,323)	5,438	(8,761)	(161.1)

Other (expense)	(268)	5	(273)	---

(Loss)/Income before taxes	(3,591)	5,443	(9,034)	(166.0)

Income tax (benefit)/expense	(316)	1,766	(2,082)	---

Net (loss)/income	(3,275)	3,677	(6,952)	(189.1)

Net (loss)/income per share basic and diluted	(0.51)	0.58	(1.09)	(187.9)

Revenue

Revenue for the nine months ended September 30, 2018 was $19.6 million compared to $31.3 million for the nine months ended September 30, 2017, a decrease of $11.7 million or 37.3%. As a result of the reduction in revenue previously generated by the large aviation component supplier production contracts which were completed, the reduced level of new orders from customers, and having recognized revenue in previous periods as a result of higher costs than originally anticipated on certain contracts in progress, we experienced this decrease in revenue. This large aviation component supplier represented approximately $7.8 million or 40.0% of our revenue for the nine months ended September 30, 2018 compared to $20.4 million or approximately 65% of our revenue for the nine months ended September 30, 2017. Our business of selling capital equipment has historically been uneven and although our current level of “RFQs” (requests for quotation) remains high, the level of new orders from customers has not been received as anticipated. The mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If any of our significant customers do not place orders, or they substantially reduce, delay or cancel orders, we may not be able to replace the business in a timely manner or at all, which could have a material adverse effect on our results of operations and financial condition. Despite continuing delays in the permitting process for construction of modifications needed for our new CVD Materials facility, CVD Materials has recorded $1,256,000 in revenue for the nine months ended September 30, 2018. We believe that we will not begin operations at this facility until the latter part of the second quarter of 2019.

Gross Profit

For the nine months ended September 30, 2018, we generated a gross profit of $4.8 million resulting in a gross profit margin of 24.6% compared to a gross profit of $13.2 million for the nine months ended September 30, 2017, which resulted in a gross profit margin of 42.1%. The decreased gross profit and gross margin was the result of revised cost estimates and unutilized excess production labor. We recognized estimated losses on certain contracts where the actual costs incurred were greater than estimated in prior periods. Reductions in personnel began towards the end of June, 2018 and we are continuing to evaluate personnel levels and other cost savings measures to minimize losses.

Research and Development, Selling and General and Administrative Expenses

Internal research and development expenses for the nine months ended September 30, 2018 were $466,000 compared to $340,000 for the nine months ended September 30, 2017, as we continue to ramp our efforts of independently conducted research and development activities.  Some of the benefits from this and previous years R&D we anticipate will start to be reflected in 2019 with the Materials facility becoming operational.

Selling and shipping expenses for the nine months ended September 30, 2018 totaled $1,244,000 an increase of 26.4% compared to a total of $984,000 for the three months ended September 30, 2017. The increase is attributable to the additional costs of $265,000 related to CVD Materials.

We incurred $6.4 million of general and administrative expenses for both the nine months ended September 30, 2018 and the nine months ended September 30, 2017,which  included approximately $1,422,000 and $635,000 of personnel and occupancy costs attributable to CVD Materials Corporation in the respective periods.

Operating (loss) Income

As a result of: 1) decreased revenues; 2) unutilized excess production labor; 3) product cost overruns on certain systems; 4) recognition of losses on certain contracts due to higher costs than anticipated on contracts in progress in prior periods and 4) costs attributable to CVD Materials Corporation, we incurred a loss from operations of $3.3 million for the nine months ended September 30, 2018 compared to achieving income from operations of $5.4 million for the nine months ended September 30, 2017.

Income tax (benefit)/expense

We did not incur any current income tax expense and recorded a deferred income tax benefit of $316,000 for the nine months ended September 30, 2018 primarily as a result of the tax loss incurred during the period. For the nine months ended September 30, 2017 we incurred an income tax expense of $1,766,000.

Net (Loss)/Income

We reported a net loss of $3.3 million or ($0.51) per share basic and diluted for the nine months ended September 30, 2018 compared to net income of $3.7 million or $0.58 per share basic and diluted for the nine months ended September 30, 2017.

Inflation

Inflation has not materially impacted the operations of our Company.

Liquidity and Capital Resources

As of September 30, 2018, we had working capital of $17.7 million compared to $22.4 million at December 31, 2017, a decrease of $4.7 million primarily due to the reduction in contract assets of $5.8 million. As we reach certain milestones on our long-term projects, we invoice our customers for work completed thus reducing those costs in excess of billing. We had cash and cash equivalents of $14.2 million at both September 30, 2018 and December 31, 2017.

Accounts receivable, net, as of September 30, 2018 was $2.6 million compared to $2.1 million at December 31, 2017. This increase is principally due to the timing of customer invoicing, shipments and customer payments on outstanding balances.

Our Revolving Line of Credit expired on September 1, 2018. We have elected not to renew our credit line at this time because (a) renewal terms were not acceptable to us, (b) we have not borrowed on our line of credit in the past 10 years, and (c) we have sufficient cash and cash equivalents (approximately $14.2 million as of September 30, 2018) to meet our working capital and capital expenditure requirements over the next twelve months.

At September 30, 2018 the number of fulltime employees decreased to 187 employees compared to 212 at December 31, 2017. Towards the end of the period ended June 30, 2018, we began reducing personnel to more closely match our reduced revenue flow and are continuing to evaluate personnel levels.

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

Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer, along with our management, have determined that as of the end of the period covered by the Report on Form 10-Q, the disclosure controls and procedures were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosures. Specifically, we have identified the following material weaknesses in our disclosure controls: (1) The Company lacks sufficient internal controls over monitoring the accounting activity and consolidation of its foreign subsidiary into the Company’s consolidated financial statements. (2) Also, the Company has not fully integrated its new project accounting software into its general ledger accounting system and continues to rely on manual reconciliations using electronic spreadsheets. (3) The Company has a deficiency in internal controls regarding the estimation of costs on contracts in progress

To remediate such weaknesses, the company is implementing the following changes: (1) establishing stricter formal procedures with respect to how and when the Company’s management will communicate to the auditors and Audit Committee on a more timely basis, (2) adopting sufficient written policies and procedures for accounting and financial reporting, (3) appointing and /or designating additional qualified personnel to ensure timely filing of the reports that the Company files or submits under the Exchange Act, (4) adding additional, multiple review levels, (5) requesting and receiving from the staff of the foreign entity financial information on a weekly and monthly basis in order to monitor more closely. During the three month period ended September 30, 2018, the Company integrated three (3) more entities into its new project accounting software and is planning the integration of the remaining entities shortly. In addition, we are reevaluating our internal controls regarding the estimation of costs on contracts in progress and plan to implement changes as needed.

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

CVD EQUIPMENT CORPORATION

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors

Not applicable for Smaller Reporting Companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The exhibits below are hereby furnished to the SEC as part of this report:

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 14, 2018.

31.2*	Certification of Glen R. Charles, Chief Financial Officer, dated November 14, 2018.

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 14, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Glen R. Charles, Chief Financial Officer, dated November 14, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

*Filed herewith

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 2018.

CVD EQUIPMENT CORPORATION

By: /s/ Leonard A. Rosenbaum

       Leonard A. Rosenbaum

       Chief Executive Officer, President and Chairman

       (Principal Executive Officer)

By: /s/ Glen R. Charles

      Glen R. Charles

      Chief Financial Officer

      (Principal Financial and

       Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 14, 2018

31.2*	Certification of Glen R. Charles, Chief Financial Officer, Dated November 14, 2018

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 14, 2018, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Glen R. Charles, Chief Financial Officer, dated November 14, 2018 pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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