Form 10-Q
period 2019-03-31
CVD EQUIPMENT CORP
filed 2019-05-09
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2019
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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CVV	NASDAQ Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,555,150 shares of Common Stock, $0.01 par value at May 5, 2019.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
	March 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$11,252,987	$11,439,361
Accounts receivable, net	2,103,823	4,065,220
Contract assets	1,088,913	1,357,797
Inventories, net	1,745,327	1,861,873
Other current assets	770,662	723,204
Total Current Assets	16,961,712	19,447,455

Property, plant and equipment, net	30,595,638	30,402,558

Deferred income taxes	2,563,414	2,104,414
Other assets	41,748	64,583
Intangible assets, net	465,905	495,552
Total Assets	$50,628,417	$52,514,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$779,893	$713,194
Accrued expenses	1,540,630	1,503,309
Current maturities of long-term debt	860,948	857,590
Contract Liabilities	693,097	536,524
Deferred revenue	455,652	459,899
Total Current Liabilities	4,330,220	4,070,516

Long-term debt, net of current portion	11,883,947	12,051,720
Total Long-Term Liabilities	11,883,947	12,051,720

Total Liabilities	16,214,167	16,122,236

Commitments and contingencies	-	-

Stockholders’ Equity:
Common stock - $0.01 par value – 20,000,000 shares authorized; issued and outstanding 6,555,150 at March 31, 2019 and 6,535,888 at December 31, 2018	65,551	65,358
Additional paid-in capital	26,346,934	26,148,256
Retained earnings	8,001,765	10,178,712
Total Stockholders’ Equity	34,414,250	36,392,326

Total Liabilities and Stockholders’ Equity	$50,628,417	$52,514,562

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

Revenue	$3,468,675	$9,153,833

Cost of revenue	3,856,417	5,392,919

Gross profit	(387,742)	3,760,914

Operating expenses
Research and development	164,080	96,806
Selling and shipping	277,306	513,475
General and administrative	1,735,974	2,240,065

Total operating expenses	2,177,360	2,850,346

Operating (loss) income	(2,565,102)	910,568

Other income (expense):
Interest income	46,806	16,960
Interest expense	(114,651)	(121,354)
Total other expense, net	(67,845)	(104,394)

(Loss) income before income tax	(2,632,947)	806,174

Income tax (benefit) expense	(456,000)	247,770

Net (loss) income	$(2,176,947)	$558,404

Basic income (loss) per common share	$(0.33)	$0.09
Diluted income (loss) per common share	$(0.33)	$0.09

Weighted average common shares Outstanding-basic	6,539,120	6,467,252

Weighted average common shares Outstanding-diluted	6,539,120	6,477,699

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income/(loss)	$(2,176,947)	$558,404
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Stock-based compensation	198,871	222,799
Depreciation and amortization	275,426	273,927
Deferred income tax benefit	(459,000)	(2,154)
Provision for inventory obsolescence	25,000	-
Increase/(decrease) in operating assets
Accounts receivable	1,961,396	(6,920,212)
Contract assets	268,884	4,677,663
Inventories	91,546	235,879
Other current assets	(47,457)	(53,409)
Increase/(decrease) in operating liabilities
Accounts payable	66,700	(70,994)
Accrued expenses	37,319	(178,863)
Contract liabilities	156,573	1,048,695
Deferred revenue	(4,247)	241,489
Total adjustments	2,571,011	(525,180)
Net cash provided by operating activities	394,064	33,224

Cash flows from investing activities:
Capital expenditures	(438,858)	(805,803)
Other assets	22,835	(138,034)
Net cash (used in) investing activities	(416,023)	(943,837)

Cash flows from financing activities

Payments of long-term debt	(164,415)	(165,344)
Net cash (used in) financing activities	(164,415)	(165,344)

Net decrease in cash and cash equivalents	(186,374)	(1,075,957)

Cash and cash equivalents at beginning of period	11,439,361	14,210,909

Cash and cash equivalents at end of period	$11,252,987	$13,134,952

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$200,000
Interest paid	$112,461	$116,647

Capitalization of right to use Asset	$150,000	$-

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1:	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that can be expected for the year ending December 31, 2019.

The consolidated balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at such date, but does not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’ Annual Report on Form 10-K for the year ended December 31, 2018, including the accounting policies followed by the Company as set forth in Note 2 to the consolidated financial statements contained therein.

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

The adoption of ASC 606 did not have a significant impact on our Consolidated Financial Statements as of and for the three-month period ended March 31, 2019 and, as a result, comparisons of revenues and operating profits performance between periods are not affected by the adoption of this ASU.

The accompanying notes are an integral part of these consolidated financial statements

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

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

The accompanying notes are an integral part of these consolidated financial statements

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

Recently Adopted Accounting Pronouncements

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

The accompanying notes are an integral part of these consolidated financial statements

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. In addition, FASB has amended Topic 842 prior to it becoming effective. The effective date and transition requirements for these amendments to Topic 842 are the same as ASU 2016-02. The Company has one lease at its Denmark facility which currently expires at December 31, 2020 and has recognized a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term in the amount of $150,000.

We believe there is no additional new accounting guidance adopted, but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

NOTE 3:	SIGNIFICANT RISK AND UNCERTAINTY

Cash and cash equivalents

The Company had cash and cash equivalents of $11.3 million and $11.4 million at March 31, 2019 and December 31, 2018, respectively. The Company invests excess cash in treasury bills, certificates of deposit or money market accounts, all with maturities of less than three months. Cash equivalents were $7.6 million and $8.9 million at March 31, 2019 and December 31, 2018, respectively.

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at March 31, 2019 and December 31, 2018 was $8,820,000 and $6,920,000, respectively.

Sales concentration

Revenue from a single customer in any one period can exceed 10% of our total revenues. During the three months ended March 31, 2019, no customer represented more than 10% of revenues. For the three months ended March 31, 2018, one customer represented approximately 48% of our revenues.

The accompanying notes are an integral part of these consolidated financial statements

NOTE 3:	SIGNIFICANT RISK AND UNCERTAINTY (continued)

Accounts receivable

The Company sells products and services to various companies across several industries in the ordinary course of business. The Company performs ongoing credit evaluations to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience, evaluation of their credit history and review of the invoicing terms of the contract to determine the financial strength of its customers. The Company also maintains allowances for anticipated losses. At March 31, 2019 one customer represented 22% of the accounts receivable balance, and at December 31, 2018 two customers represented approximately 42% of the accounts receivable balance.

NOTE 4:	REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue from contracts with customers for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended
Category	March 31, 2019	March 31, 2018
Aerospace	$212,728	$3,873,833
Industrial	1,568,453	3,246,082
Research	834,933	861,200
Point in time	852,561	1,172,718
Net Revenue	$3,468,675	$9,153,833

Judgment is required to evaluate assumptions including the amount of net contract revenues and the total estimated costs to determine our progress towards contract completion and to calculate the corresponding amount of revenue to recognize.

The accompanying notes are an integral part of these consolidated financial statements

NOTE 4:	REVENUE FROM CONTRACTS WITH CUSTOMERS (continued)

Changes in estimates for sales of systems occur for a variety of reasons, including but not limited to (i) build accelerations or delays, (ii) product cost forecast changes, (iii) cost related change orders or add-ons, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect on the Company’s consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three months ended March 31, 2019 and 2018, as well as the number of projects that comprise such changes. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended	Three Months Ended
(In thousands)	March 31, 2019	March 31, 2018
Increase in revenue from net changes in transaction prices	$9	$15
(Decrease) increase in revenue from net changes in input cost estimates	$(181)	$894
Net (decrease) increase in revenue from net Changes in estimates	$(172)	$909

Number of projects	21	10

Net change in estimate as a percentage of aggregate revenue for associated projects	(.2%)	2.1%

For the three months ended March 31, 2019 and March 31, 2018, revenue (decreased) increased by ($172,000) and $909,000, respectively, from net changes in transaction prices, input cost estimates, product cost overruns and product cost forecast changes related to redesign of certain systems.

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

During the three months ended March 31, 2019 and 2018, the decrease in contract assets of approximately $.3 million and $4.7 million, respectively, was primarily driven by additional billed receivables during the period, for those projects that certain milestones had been reached.

The accompanying notes are an integral part of these consolidated financial statements

NOTE 5:	INVENTORIES, NET

Inventories consist of:
	March 31, 2019	December 31, 2018

Raw materials	$1,799,361	$2,016,488
Work-in-process	330,966	205,385
Finished goods	-	-
Gross inventories	2,130,327	2,221,873
Less reserve for obsolescence	(385,000)	(360,000)
Inventories, net	$1,745,327	$1,861,873

NOTE 6:	ACCOUNTS RECEIVABLE, NET

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $24,000 as of March 31, 2019 and December 31, 2018. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

NOTE 7:	LONG-TERM DEBT

The Company had a revolving credit facility with HSBC Bank, USA, N.A. (“HSBC”) providing up to $7 million, although the Company has never utilized this facility. This credit facility expired on September 1, 2018.

The Company has a loan agreement with HSBC which is secured by a mortgage on our Central Islip, NY headquarters. The loan is payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity in March 2022. The balances as of March 31, 2019 and December 31, 2018 were approximately $2.6 million and $2.7 million respectively. Interest accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% or Prime less 0.5%.

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

The accompanying notes are an integral part of these consolidated financial statements

NOTE 7:	LONG-TERM DEBT (continued)

Central Islip, New York. The Loan was evidenced by the certain Note, dated November 30, 2017 (the “Note”), by and between Assignee and the Bank, and secured by a certain Fee and Leasehold Mortgage and Security Agreement (the “Mortgage”), dated November 30, 2017, as well as a collateral Assignment of Leases and Rents.

The Loan is payable in 60 consecutive equal monthly installments of $62,481 including interest. The balances as of March 31, 2019 and December 31, 2018 were approximately $9.9 million and $10.0 million respectively. The Loan shall bear interest for each Interest Period (as defined in the Note), at the fixed rate of 3.9148%. The maturity date for the Note is December 1, 2022. As a condition of the Bank making the Loan, the Company was required to guaranty Assignee’s obligations under the Loan pursuant that certain Unlimited Guaranty, dated November 30, 2017 (the “Guaranty”).

At December 31, 2018, the Company was not in compliance with the one financial covenant (fixed charge coverage ratio) contained in the Mortgage. On March 26, 2019 the Company received a waiver from HSBC until April 1, 2020.

NOTE 8:	STOCK-BASED COMPENSATION EXPENSE

During the three months ended March 31, 2019 and March 31, 2018, the Company recorded as part of selling and general administrative expense approximately $199,000 and $223,000, respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments. This expense was recorded based upon the guidance of ASC 718, “Compensation-Stock Compensation.”

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

The accompanying notes are an integral part of these consolidated financial statements

NOTE 9:	INCOME TAXES (continued)

The provision for income taxes includes the following:

	Three Months Ended March 31,
	2019		2018
Current:
Federal	$	---	$240,924
State		3,000	9,000
Total current provision		3,000	249,924
Deferred:
Federal		$(459,000)	$(2,154)
State		------	----
Total deferred (benefit) provision		(459,000)	(2,154)
Income tax expense (benefit) provision		$(456,000)	$247,770

Tax Rate Reconciliation

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory rate is as follows:

	Three Months Ended
	March 31,
	2019	2018
Income tax provision at federal statutory rate (21%)	$(552,918)	$169,296
Foreign tax loss	16,673	9,855
State taxes	3,000	9,000
Difference between tax and book depreciation	24,072	33,037
Stock compensation	25,002	44,860
Other Permanent differences	28,171	(18,278)
Income tax (benefit) expense	$(456,000)	$247,770

The Company’s foreign subsidiary, CVD Tantaline ApS incurred a loss of approximately $79,000 for the three months ended March 31, 2019 which would provide a $17,000 deferred tax asset, based on the standard corporate tax rate of 22% in Denmark. For the three months ended March 31, 2018 the Company had a loss of $47,000 with a deferred tax asset of $10,000. However, sufficient uncertainty exists as to the realizability of these assets such that a full valuation allowance has been necessary.

The accompanying notes are an integral part of these consolidated financial statements

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

Stock options to purchase 467,930 shares of common stock were outstanding and 227,930 were exercisable during the three months ended March 31, 2019. Stock options to purchase 387,930 shares were outstanding and 227,930 were exercisable during the three months ended March 31, 2018. At March 31, 2019, no shares were included in the diluted earnings per share calculation as a result of the net loss. At March 31, 2018, options to purchase 10,447 shares were included in the diluted earnings per share calculation. At March 31, 2019 and March 31, 2018 options to purchase 365,000 and 365,000 shares, respectively, were not included in the diluted earnings per share calculation as their effect would have been anti-dilutive.

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

The Company operates through three (3) segments, CVD Equipment Corporation (“CVD”),  Stainless Design Concepts (“SDC”) and CVD Materials Corporation (“Materials”). The CVD segment is utilized for chemical vapor deposition equipment manufacturing. SDC is the Company’s ultra-high purity manufacturing division in Saugerties, New York for gas control systems. Materials is our new segment based on recent acquisitions, for providing quartzware and material coatings for aerospace, medical, electronic and other applications. The Company evaluates performance based on several factors, of which the primary financial measure is income or (loss) before taxes.

The Company’s corporate administration activities are reported in the Eliminations and Unallocated column. These activities primarily include intercompany profit, expenses related to certain corporate officers and support staff, expenses related to the Company’s Board of Directors, stock option expense for shares granted to corporate administration employees, certain consulting expenses, investor and shareholder relations activities, and all of the Company’s legal, auditing and professional fees, and interest expense.

The accompanying notes are an integral part of these consolidated financial statements

NOTE 11:	SEGMENT REPORTING (continued)

Three Months Ended March 31,

(In thousands)

				Eliminations and
2019	CVD	SDC	Materials	Unallocated	Consolidated
Assets	$38,604	$5,182	$6,851	$(9)	$50,628

Revenue	2,019	1,087	429	(66)	3,469
Operating income/(loss)	(1,540)	174	(198)	(1,001)	(2,565)
Pretax income/(loss)	(1,511)	176	(296)	(1,002)	(2,633)

2018
Assets	$47,397	$6,463	$6,790	$(9)	$60,641

Revenue	6,705	2,260	372	(183)	9,154
Operating income/(loss)	1,515	718	(303)	(1,019)	911
Pretax income/(loss)	1,624	718	(517)	(1,019)	806

*All elimination entries represent intersegment revenues eliminated in consolidation for external financial reporting.

The accompanying notes are an integral part of these consolidated financial statements

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

The accompanying notes are an integral part of these consolidated financial statements

Results of Operations

Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018

	2019	2018

Revenue	$3,468,675	$9,153,833

Cost of revenue	3,856,417	5,392,919

Gross profit	(387,742)	3,760,914

Operating expenses
Research and development	164,080	96,806
Selling and shipping	277,306	513,475
General and administrative	1,735,974	2,240,065

Total operating expenses	2,177,360	2,850,346

Operating (loss) income	(2,565,102)	910,568

Other income (expense):
Interest income	46,806	16,960
Interest expense	(114,651)	(121,354)
Total other expense, net	(67,845)	(104,394)

(Loss) income before income tax	(2,632,947)	806,174

Income tax (benefit) expense	(456,000)	247,770

Net (loss) income	$(2,176,947)	$558,404

Basic income (loss) per common share	$(0.33)	$0.09
Diluted income (loss) per common share	$(0.33)	$0.09

Weighted average common shares Outstanding-basic	6,539,120	6,467,252

Weighted average common shares Outstanding-diluted	6,539,120	6,477,699

 The accompanying notes are an integral part of these consolidated financial statements

Revenue

Our revenue for the three months ended March 31, 2019 was $3.5 million compared to $9.2 million for the three months ended March 31, 2018, resulting in a decrease of 62.1% which was primarily attributable to the completion of orders received from our largest customer. This customer, in the aerospace industry from which we have secured multiple orders, represented $.8 million or approximately 22.2% of our revenue for the three months ended March 31, 2019 as compared to $4.4 million or approximately 47.5% of our revenue for the three months ended March 31, 2018.

The revenue contributed for the three months ended March 31, 2019, by the CVD Equipment segment, of $2.0 million, which totaled 58.2% of our overall revenue, was 69.9% or $4.7 million less than the segment’s $6.7 million contribution made in the prior year, which totaled 73.2% of our overall revenue.

Revenue for our SDC segment decreased to $1.1 million in 2019 as compared to $2.1 million in 2018, a decrease of 47.7%. The decrease is primarily attributable to a higher sales activity level from one customer in the prior year. The SDC segment represented 31.3% and 22.8% of our total revenue during the three months ended March 31, 2019 and 2018, respectively.

Revenues for our CVD Materials segment were $.4 million in the three months ended March 31, 2019 as compared to $.4 million for 2018.

Gross Profit

Gross profit for the three months ended March 31, 2019 amounted to ($.4 million), with a gross profit margin of (11.2%,) compared to a gross profit of $3.8 million and a gross profit margin of 41.1% for the three months ended March 31, 2018. The decreased gross profit and gross profit margin were the result of the reduction in sales from our largest customer and delays in receiving new orders, while costs, principally payroll, remained at levels to support our anticipated expansion of the CVD Materials segment and future growth.

Research and Development, Selling and General and Administrative Expenses

Research and Development:

Due to the technical development required on our custom orders, our research and development team and their expenses are charged to costs of goods sold when they are working directly on a customer project. When they are not working on a customer project, they work in our Application Laboratory and their costs are charged to research and development. For the three months ended March 31, 2019, our research and development expenses totaled $164,000 compared to $97,000 for the three months ended March 31, 2018.

The accompanying notes are an integral part of these consolidated financial statements

Selling:

Selling expenses were $.3 million or 8.0 % of the revenue for the three months ended March 31, 2019 as compared to $.5 million or 5.6% for the three months ended March 31, 2018. The decrease was a result of lower employee related costs and commissions as a result of the reduction in overall sales.

General and Administrative:

General and administrative expenses for the three months ended March 31, 2019 were $1.7 million or 50.0% of revenue compared to $2.2 million or 24.5% for the three months ended March 31, 2018, a decrease of $.5 million. The decrease is primarily the result of reductions in employees and the related payroll and benefit costs.

Operating Income/(Loss)

As a result of the decreased revenues and gross margins, we recorded an operating loss of $2.6 million for the three months ended March 31, 2019 as compared to operating income of $.9 million for the three months ended March 31, 2018, which was driven primarily by the reduced revenue from our largest customer.

Other (expenses)/Income

Other expenses were $68,000 and $104,000 for the three months ended March 31, 2019 and 2018, respectively. This reduction is the result of actions taken to invest significantly more of the Company’s free cash into short-term treasury bills and certificates of deposits and thereby generating increased interest income of $30,000.

Income Taxes

For the three months ended March 31, 2019, we recorded an income tax benefit of $456,000 as compared to an income tax expense of $248,000 for the three months ended March 31, 2018. Commencing in 2018, our corporate tax rate was reduced to 21% as a result of The Tax Cuts and Jobs Act (“TCJA”) enacted December 22, 2017. For the three months ended March 31, 2019 and 2018, this rate was affected by permanent differences related to fixed and intangible assets, stock-based compensation and other items resulting in an effective tax rate of 17.3% and 30.7%, respectively.

Net (loss) / income

As a result of the foregoing factors, we reported net (loss) income of ($2.2 million), or ($0.33) per basic and diluted share, for the three months ended March 31, 2019, as compared to net income of $0.6 million, or $0.09 per basic and diluted share for the three months ended March 31, 2018.

The accompanying notes are an integral part of these consolidated financial statements

Liquidity and Capital Resources

As of March 31, 2019, we had aggregate working capital of $12.6 million compared to aggregate working capital of $15.4 million at December 31, 2018. Our cash and cash equivalents of at March 31, 2019 and December 31, 2018 were $11.3 million and $11.4 million, respectively. The decrease in working capital of $2.8 million is primarily attributable to the overall sales reductions and resulting operating loss for the year and debt service payments of approximately $.3 million, including payments on our investment in the CVD Materials building purchased on November 30, 2017. We have continued to invest in activities primarily related to preparing CVD Materials for operations which we anticipate will commence by the third quarter of 2019. Our total capital invested in the three months ended March 31, 2019 was $.4 million, primarily related to building improvements and machinery for the CVD Materials operations and we also incurred operating costs of approximately $84,000, exclusive of interest expense. Further, there were decreases in accounts receivable of $2.0 million and contract assets of $.3 million,

Accounts receivable, net of allowance for doubtful accounts, decreased by $2 million or 48.3% at March 31, 2019, to $2.1 million compared to $4.1 million at December 31, 2018. This decrease is principally due to the timing of shipments and customer payments.

Inventories as of March 31, 2019 were approximately $1.8 million representing a decrease of approximately $.1 million or a decrease of 6.2% compared to the balance of approximately $1.9 million as of December 31, 2018. The decrease was driven primarily by management’s efforts to better utilize existing inventories.

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

We have a loan agreement with HSBC which is secured by a mortgage on our Central Islip headquarters at 355 South Technology Drive. The loan is payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity in March 2022. The balances as of March 31, 2019 and December 31, 2018 were approximately $2.6 million and $2.7 million respectively. Interest accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% or Prime less 0.5%.

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

The accompanying notes are an integral part of these consolidated financial statements

The Loan is payable in 60 consecutive equal monthly installments of $62,481, including interest. The balances as of March 31, 2019 and December 31, 2018 were approximately $9.9 million and $10.0 million respectively. The Loan shall bear interest for each Interest Period (as defined in the Note), at the fixed rate of 3.9148%. The maturity date for the Note is December 1, 2022. As a condition of the Bank making the Loan, we were required to guaranty Assignee’s obligations under the Loan.

At December 31, 2018, we were not in compliance with the single financial covenant (fixed charge coverage ratio) contained in the Mortgage. On March 26, 2019 the Company received a waiver from HSBC until April 1, 2020.

At December 31, 2018 we have reduced our employee headcount by 15% to 197 as compared to December 31, 2017. At March 31, 2019 we have 193 employees and we are continuing to evaluate our staffing levels to support the CVD Materials new building and related operations commencing by the third quarter of 2019, and the level of current and expected orders. We believe that our cash and cash equivalent positions and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

The accompanying notes are an integral part of these consolidated financial statements

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

Based on that review and evaluation, our Chief Executive Officer and Chief Financial Officer, along with others in our management, have determined that as of the end of the period covered by this Report on Form 10-Q, while improvements have been made since our December 31, 2018 year end, the disclosure controls and procedures were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosures. Specifically, at year end December 31, 2018, we have identified the following significant deficiencies in our disclosure controls: (1) The Company lacks sufficient internal controls over monitoring the accounting activity and consolidation of its foreign subsidiary into the Company’s consolidated financial statements. (2) Also, the Company has not fully integrated its new project accounting software into its general ledger accounting system and continues to rely on manual reconciliations using electronic spreadsheets. (3) The Company has a deficiency in internal controls regarding the estimation of costs on contracts in progress.

To remediate such deficiencies, we have implemented the following changes: (1) established stricter formal procedures with respect to how and when our management will communicate to the auditors and Audit Committee on a more timely basis, (2) is adopting sufficient written policies and procedures for accounting and financial reporting, (3) we have appointed and /or designated additional qualified personnel to ensure timely filing of the reports that we file or submit under the Exchange Act, (4) added additional, multiple review levels, (5) receive from the staff of the foreign subsidiary financial information on a weekly and monthly basis in order to monitor more closely. During the year ended December 31, 2018, we integrated three more entities into its accounting software and is planning the integration of the remaining two entities shortly. In addition, we have reevaluated our internal controls regarding the estimation of costs on contracts in progress and have implemented changes as needed. We continued to monitor and improve upon our operational and financial controls during the quarter ended March 31, 2019.

The accompanying notes are an integral part of these consolidated financial statements

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

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable for Smaller Reporting Companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

The exhibits listed below are hereby furnished to the SEC as part of this report:

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 9, 2019

31.2*	Certification of Thomas McNeill, Chief Financial Officer, dated May 9, 2019

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 9, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The accompanying notes are an integral part of these consolidated financial statements

32.2*	Certification of Thomas McNeill, Chief Financial Officer, dated May 9, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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

The accompanying notes are an integral part of these consolidated financial statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of May 2019.

CVD EQUIPMENT CORPORATION

By:	/s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Thomas McNeill
Chief Financial Officer (Principal Financial and Accounting Officer)

The accompanying notes are an integral part of these consolidated financial statements

EXHIBIT INDEX

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 9, 2019

31.2*	Certification of Thomas McNeill, Chief Financial Officer, dated May 9, 2019

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 9, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Thomas McNeill, Chief Financial Officer, dated May 9, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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

The accompanying notes are an integral part of these consolidated financial statements