Form 10-Q
period 2019-06-30
CVD EQUIPMENT CORP
filed 2019-08-13
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,555,570 shares of Common Stock, $0.01 par value at August 5, 2019.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$8,580,564	$11,439,361
Accounts receivable, net	2,066,025	4,065,220
Contract assets	1,654,467	1,357,797
Inventories, net	1,882,666	1,861,873
Other current assets	509,806	723,204
Total Current Assets	14,693,528	19,447,455

Property, plant and equipment, net	31,317,156	30,402,558

Deferred income taxes	2,802,414	2,104,414
Other assets	41,748	64,583
Intangible assets, net	461,058	495,552
Total Assets	$49,315,904	$52,514,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,149,879	$713,194
Accrued expenses	1,730,518	1,503,309
Current maturities of long-term debt	865,464	857,590
Contract Liabilities	170,975	536,524
Deferred revenue	482,677	459,899
Total Current Liabilities	4,399,513	4,070,516

Long-term debt, net of current portion	11,716,283	12,051,720
Total Long-Term Liabilities	11,716,283	12,051,720

Total Liabilities	16,115,796	16,122,236

Commitments and contingencies	-	-

Stockholders’ Equity:
Common stock - $0.01 par value – 20,000,000 shares authorized; issued and outstanding 6,555,150 at June 30, 2019 and 6,535,888 at December 31, 2018	65,551	65,358
Additional paid-in capital	26,525,521	26,148,256
Retained earnings	6,609,036	10,178,712
Total Stockholders’ Equity	33,200,108	36,392,326

Total Liabilities and Stockholders’ Equity	$49,315,904	$52,514,562

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$4,918,118	$6,435,278	$8,395,378	$15,589,111

Cost of revenue	4,425,279	5,319,060	8,290,280	10,711,979

Gross profit	492,839	1,116,218	105,098	4,877,132

Operating expenses
Research and development	176,920	128,117	341,000	224,923
Selling and shipping	227,117	399,249	504,424	912,724
General and administrative	1,632,022	1,968,465	3,368,110	4,208,530

Total operating expenses	2,036,059	2,495,831	4,213,534	5,346,177

Operating loss	(1,543,220)	(1,379,613)	(4,108,436)	(469,045)

Other income (expense):
Interest income	42,063	29,314	88,869	46,274
Interest expense	(126,270)	(119,279)	(240,806)	(240,633)
Total other expense, net	(84,207)	(89,965)	(151,937)	(194,359)

Loss before income tax	(1,627,427)	(1,469,578)	(4,260,373)	(663,404)

Income tax (benefit) expense	(234,697)	(139,052)	(690,697)	108,718

Net loss	$(1,392,730)	$(1,330,526)	$(3,569,676)	$(772,122)

Basic loss per common share	$(0.21)	$(0.21)	$(0.55)	$(0.12)
Diluted loss per common share	$(0.21)	$(0.21)	$(0.55)	$(0.12)

Weighted average common shares Outstanding-basic	6,555,150	6,486,067	6,547,035	6,476,712

Weighted average common shares Outstanding-diluted	6,555,150	6,486,067	6,547,035	6,476,712

The accompanying notes are an integral part of these consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,569,676)	$(772,122)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock-based compensation	377,457	424,015
Depreciation and amortization	554,579	544,158
Deferred income tax (benefit)/expense	(698,000)	56,888
Provision for inventory obsolescence	50,000	-
(Increase)/decrease in operating assets
Accounts receivable	1,999,195	(663,864)
Contract assets	(296,670)	3,082,808
Inventories	(70,793)	317,604
Other current assets	213,399	(47,204)
Increase/(decrease) in operating liabilities
Accounts payable	436,684	52,290
Accrued expenses	227,209	(663,436)
Contract liabilities	(365,549)	(187,051)
Deferred revenue	22,778	815,639
Total adjustments	2,450,289	3,731,847
Net cash (used in) provided by operating activities	(1,119,387)	2,959,725

Cash flows from investing activities:
Capital expenditures	(1,434,682)	(1,273,857)
Other assets	22,835	(177,789)
Net cash used in investing activities	(1,411,847)	(1,451,646)

Cash flows from financing activities
Payments of long-term debt	(327,563)	(322,499)
Net cash used in financing activities	(327,563)	(322,499)

Net (decrease) increase in cash and cash equivalents	(2,858,797)	1,185,580

Cash and cash equivalents at beginning of period	11,439,361	14,210,909

Cash and cash equivalents at end of period	$8,580,564	$15,396,489

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$395,000
Interest paid	$240,806	$242,324
Capitalization of right to use Asset	$128,947	$-

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1:	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that can be expected for the year ending December 31, 2019.

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

The adoption of ASC 606 did not have a significant impact on our Consolidated Financial Statements as of and for the three and six month periods ended June 30, 2018 and, as a result, comparisons of revenues and operating profits performance between periods are not affected by the adoption of this ASU.

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

An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. In addition, FASB has amended Topic 842 prior to it becoming effective. The effective date and transition requirements for these amendments to Topic 842 are the same as ASU 2016-02. The Company has one lease at its Denmark facility which currently expires at December 31, 2020 and has recognized a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term in the amount of $129,000.

We believe there is no additional new accounting guidance adopted, but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

NOTE 3:	CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

The Company had cash and cash equivalents of $8.6 million and $11.4 million at June 30, 2019 and December 31, 2018, respectively. The Company invests excess cash in U.S. treasury bills, certificates of deposit or money market accounts, all with maturities of less than three months. Cash equivalents were $7.5 million and $8.9 million at June 30, 2019 and December 31, 2018, respectively.

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at June 30, 2019 and December 31, 2018 was $6,824,000 and $6,920,000, respectively.

Sales concentration

Revenue from a single customer in any one period can exceed 10% of our total revenues. During the three and six months ended June 30, 2019, one customer represented 13% and 10% of revenues. For the three and six months ended June 30, 2018, a different customer represented approximately 37% and 43% of our revenues.

The accompanying notes are an integral part of these consolidated financial statements

NOTE 3:	CONCENTRATION OF CREDIT RISK (continued)

Accounts receivable

The Company sells products and services to various companies across several industries in the ordinary course of business. The Company performs ongoing credit evaluations to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience, evaluation of their credit history and review of the invoicing terms of the contract to determine the financial strength of its customers. The Company also maintains allowances for anticipated losses. At June 30, 2019 two customers each exceeded 10% of the accounts receivable balance, representing 24% in total, and at December 31, 2018 two customers represented approximately 42% of the accounts receivable balance.

NOTE 4:	REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2019 and 2018:

(in Thousands)

	Three Months Ended		Six Months Ended
Category	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Aerospace	$1,003	$2,205	$1,216	$6,079
Industrial	1,810	1,962	3,387	5,208
Research	1,102	1,014	1,954	1,875
Point in time	1,003	1,254	1,838	2,427
Net Revenue	$4,918	$6,435	$8,395	$15,589

Judgment is required to evaluate assumptions including the amount of net contract revenues and the total estimated costs to determine our progress towards contract completion and to calculate the corresponding amount of revenue to recognize.

Changes in estimates for sales of systems occur for a variety of reasons, including but not limited to (i) build accelerations or delays, (ii) product cost forecast changes, (iii) cost related change orders or add-ons, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect on the Company’s consolidated statements of operations. The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three and six months ended June 30, 2019 and 2018, as well as the number of projects that comprise such changes. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

The accompanying notes are an integral part of these consolidated financial statements

NOTE 4:	REVENUE FROM CONTRACTS WITH CUSTOMERS (continued)

	Three Months Ended	Three Months Ended
(In thousands)	June 30, 2019	June 30, 2018
Increase in revenue from net changes in transaction prices	$0	$34
(Decrease) increase in revenue from net changes in input cost estimates	$(61)	$(479)
Net (decrease) increase in revenue from net
Changes in estimates	$(61)	$(445)

Number of projects	26	15

Net change in estimate as a percentage of aggregate revenue for associated projects	(.9%)	(9.2%)

	Six Months Ended	Six Months Ended
(In thousands)	June 30, 2019	June 30, 2018
Increase in revenue from net changes in transaction prices	$9	$75
(Decrease) increase in revenue from net changes in input cost estimates	$(240)	$(570)
Net (decrease) increase in revenue from net
Changes in estimates	$(231)	$(495)

Number of projects	26	10

Net change in estimate as a percentage of aggregate revenue for associated projects	(.5%)	(8.8%)

For the three and six months ended June 30, 2019 and 2018, revenue (decreased) increased by ($61,000) and ($231,000) in 2019, respectively, and ($445,000) and ($495,000) in 2018, respectively, from net changes in transaction prices, input cost estimates, product cost overruns and product cost forecast changes related to redesign of certain systems.

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

During the six months ended June 30, 2019 and 2018, the increase (decrease) in contract assets of approximately $.3 million and ($3.1 million), respectively, was primarily caused by additional billed receivables during the 2018 period, for those projects that certain milestones had been reached.

NOTE 5:	INVENTORIES, NET

Inventories consist of:

	June 30, 2019	December 31, 2018

Raw materials	$1,701,667	$2,016,488
Work-in-process	590,999	205,385
Finished goods	-	-
Gross inventories	2,292,666	2,221,873
Less reserve for obsolescence	(410,000)	(360,000)
Inventories, net	$1,882,666	$1,861,873

NOTE 6:	ACCOUNTS RECEIVABLE, NET

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $24,000 as of June 30, 2019 and December 31, 2018. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

The accompanying notes are an integral part of these consolidated financial statements

NOTE 7:	LONG-TERM DEBT

The Company had a revolving credit facility with HSBC Bank, USA, N.A. (“HSBC”) providing up to $7 million, although the Company had never utilized this facility. This credit facility expired on September 1, 2018.

The Company has a loan agreement with HSBC which is secured by a mortgage on our Central Islip, NY headquarters. The loan is payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity in March 2022. The balances as of June 30, 2019 and December 31, 2018 were approximately $2.5 million and $2.7 million respectively. Interest accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% or Prime less 0.5%.

On November 30, 2017, the Company purchased the premises located at 555 North Research Place, Central Islip, NY. The purchase price of the building was $13,850,000 exclusive of closing costs. The Company’s newly formed wholly-owned subsidiary, 555 N Research Corporation (the “Assignee”) and the Islip IDA, entered into a Fee and Leasehold Mortgage and Security Agreement (the ”Loan”) with HSBC in the amount of $10,387,500, which was used to finance a portion of the purchase price to acquire the premises located at 555 North Research Place, Central Islip, New York. The Loan was evidenced by the certain Note, dated November 30, 2017 (the “Note”), by and between Assignee and the Bank, and secured by a certain Fee and Leasehold Mortgage and Security Agreement (the “Mortgage”), dated November 30, 2017, as well as a collateral Assignment of Leases and Rents.

The Loan is payable in 60 consecutive equal monthly installments of $62,481 including interest and final balloon payment upon maturity in December 2022. The balance outstanding as of June 30, 2019 and December 31, 2018 were approximately $9.9 million and $10.0 million respectively. The Loan bears interest for each Interest Period (as defined in the Note), at the fixed rate of 3.9148%. The maturity date for the Note is December 1, 2022. As a condition of the Bank making the Loan, the Company was required to guaranty Assignee’s obligations under the Loan pursuant that certain Unlimited Guaranty, dated November 30, 2017 (the “Guaranty”). On May 31, 2019, the Company entered into two sublease agreements for a portion of the CVD Materials facility. During the quarter ended June 30, 2019, the Company recognized $36,000 of rental income which commenced June 1, 2019. Commencing July 2019, the monthly rental income will increase to approximately $67,000 per month or approximately $800,000 per annum.

At December 31, 2018, the Company was not in compliance with the one financial covenant (fixed charge coverage ratio) contained in the Mortgage. On March 26, 2019 the Company received a waiver from HSBC until April 1, 2020. On August 5, 2019, the Company entered into a Mortgage Modification Agreement which replaced the former covenant with a Minimum Liquid Assets covenant. The Company is in compliance with its obligations under the mortgage at June 30, 2019.

The accompanying notes are an integral part of these consolidated financial statements

NOTE 8:	STOCK-BASED COMPENSATION EXPENSE

The Company recorded as part of selling and general administrative expense $179,000 and $378,000 during the three and six months ended June 30, 2019, respectively, and during the three and six months ended June 30, 2018, $201,000 and $424,000, respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments.

NOTE 9:	INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act was enacted in the U.S. Tax Reform significantly lowering the amount of current and future income tax expense primarily due to the reduction in the U.S. statutory tax rate from 35.0% to 21.0%. This provision went into effect on January 1, 2018 and resulted in the loss of our ability to take the domestic production activities deduction which has been repealed and requires us to remeasure our deferred tax assets and liabilities.

The provision for income taxes includes the following:

	Six Months Ended June 30,
	2019		2018
Current:
Federal	$	---	$48,330
State		7,303	3,500
Total current provision		7,303	51,830
Deferred:
Federal		$(698,000)	$56,888
State		------	----
Total deferred (benefit) provision		(698,000)	56,888
Income tax expense (benefit) provision		$(690,697)	$108,718

Tax Rate Reconciliation

The reconciliation between the Company’s effective tax rate on income from continuing operations and the statutory rate is as follows:

	Six Months Ended
	June 30,
	2019	2018
Income tax provision at federal statutory rate (21%)	$(895,428)	$(139,314)
Foreign tax loss	28,175	82,715
State taxes	3,000	3,500
Difference between tax and book depreciation	48,144	39,827
Stock compensation	62,505	140,052
Other Permanent differences	62,907	(18,062)
Income tax (benefit) expense	$(690,697)	$108,718

The accompanying notes are an integral part of these consolidated financial statements

NOTE 9:	INCOME TAXES (continued)

The Company’s foreign subsidiary, CVD Tantaline ApS incurred a loss of approximately $134,000 for the six months ended June 30, 2019 which would provide a $28,000 deferred tax asset, based on the standard corporate tax rate of 22% in Denmark. For the six months ended June 31, 2018 the Company had a loss of $394,000 with a deferred tax asset of $83,000. However, sufficient uncertainty exists as to the realizability of these assets such that a full valuation allowance has been necessary.

We continue to evaluate for potential utilization of the Company’s deferred tax asset on a quarterly basis, reviewing our economic models, including projections and timing of orders, the commencement of operations of the new CVD Materials segment and cost containment measures.

NOTE 10:	EARNINGS PER SHARE

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

Stock options to purchase 467,930 shares of common stock were outstanding and 227,930 were exercisable during the three and six months ended June 30, 2019. Stock options to purchase 387,930 shares were outstanding and 227,930 were exercisable during the three and six months ended June 30, 2018. For the three and six months ended June 31, 2019 and 2018, no shares were included in the diluted earnings per share calculation as their effect would have been anti-dilutive.

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

The Company operates through three (3) segments: CVD Equipment Corporation (“CVD”), Stainless Design Concepts (“SDC”) and CVD Materials Corporation (“Materials”). The CVD segment is utilized for chemical vapor deposition equipment manufacturing. SDC is the Company’s ultra-high purity manufacturing division in Saugerties, New York for gas control systems. Materials is our new segment based on recent acquisitions, for providing quartzware and material coatings for aerospace, medical, electronic and other applications. The Company evaluates performance based on several factors, of which the primary financial measure is income or (loss) before taxes.

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

Three Months Ended June 30,

(In thousands)

				Eliminations* and
2019	CVD	SDC	Materials	Unallocated	Consolidated
Assets	$37,016	$5,581	$6,728	$(9)	$49,316

Revenue	3,194	1,591	542	(409)	4,918
Operating income/(loss)	(1,021)	508	(130)	(900)	(1,543)
Pretax income/(loss)	(1,013)	515	(229)	(900)	(1,627)

2018
Assets	$37,403	$3,481	$17,481	$(9)	$58,356

Revenue	5,635	844	358	(402)	6,435
Operating income/(loss)	145	(243)	(627)	(655)	(1,380)
Pretax income/(loss)	145	(243)	(627)	(745)	(1,470)

Six Months Ended June 30,

(In thousands)

				Eliminations* and
2019	CVD	SDC	Materials	Unallocated	Consolidated

Revenue	$5,213	$2,678	$970	$(466)	$8,395
Operating income/(loss)	(2,558)	682	(328)	(1,904)	(4,108)
Pretax income/(loss)	(2,522)	691	(525)	(1,904)	(4,260)

2018

Revenue	$12,341	$3,104	$730	$(586)	$15,589
Operating income/(loss)	1,482	488	(1,140)	(1,299)	(469)
Pretax income/(loss)	1,482	488	(1,140)	(1,493)	(663)

*All elimination entries represent intersegment revenues eliminated in consolidation for external financial reporting.

The accompanying notes are an integral part of these consolidated financial statements

NOTE 12:	SUBSEQUENT EVENT

On August 5, 2019, the Company entered into a Mortgage Modification Agreement, a Reaffirmation of Unlimited Continuing Guaranty, and a Note Modification Agreement with HSBC Bank USA.The Mortgage Modification Agreement amended the original Mortgage by removing the fixed charge coverage financial ratio financial covenant and replacing it with a minimum liquid Assets covenant as follows:

CVD Equipment Corporation and its consolidated subsidiaries shall own and maintain minimum Liquid Assets of (i) at least $3,000,000 at all times for the balance of the calendar year ending December 31, 2019 (ii) $3,250,000 as of March 31, 2020, (iii) $3,500,000 as of September 30, 2020, (iv) $3,750,000 as of March 31, 2021, (v) $4,000,000 as of September 30, 2021, and (vi) $4,000,000 as of each quarter end thereafter as determined by the Mortgagee. As used herein, the term "Liquid Assets" shall be deemed to mean assets of the following types and nature so long as such are not pledged, encumbered, hypothecated, subject to rights of offset or otherwise restricted:

In addition, the agreements provide for a cross default between the Company’s two existing HSBC Notes.

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

Results of Operations

Three and Six Months Ended June 30, 2019 vs. June 30, 2018

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$4,918,118	$6,435,278	$8,395,378	$15,589,111

Cost of revenue	4,425,279	5,319,060	8,290,280	10,711,979

Gross profit	492,839	1,116,218	105,098	4,877,132

Operating expenses
Research and development	176,920	128,117	341,000	224,923
Selling and shipping	227,117	399,249	504,424	912,724
General and administrative	1,632,022	1,968,465	3,368,110	4,208,530

Total operating expenses	2,036,059	2,495,831	4,213,534	5,346,177

Operating loss	(1,543,220)	(1,379,613)	(4,108,436)	(469,045)

Other income (expense):
Interest income	42,063	29,314	88,869	46,274
Interest expense	(126,270)	(119,279)	(240,806)	(240,633)
Total other expense, net	(84,207)	(89,965)	(151,937)	(194,359)

Loss before income tax	(1,627,427)	(1,469,578)	(4,260,373)	(663,404)

Income tax (benefit) expense	(234,697)	(139,052)	(690,697)	108,718

Net loss	$(1,392,730)	$(1,330,526)	$(3,569,676)	$(772,122)

Three Months Ended June 30, 2019 vs. June 30, 2018

Revenue

Our revenue for the three months ended June 30, 2019 was $4.9 million compared to $6.4 million for the three months ended June 30, 2018, resulting in a decrease of 23.6% which was primarily attributable to the completion of orders received from our then largest customer. This customer, in the aerospace industry from which we have previously secured multiple orders, represented $.7 million or approximately 13.8% of our revenue for the three months ended June 30, 2019 as compared to $2.7 million or approximately 42.2% of our revenue for the three months ended June 30, 2018.

The revenue contributed for the three months ended June 30, 2019, by the CVD Equipment segment, of $3.2 million, which totaled 64.9% of our overall revenue, was 43.3% or $2.4 million less than the segment’s $5.6 million contribution made in the prior year, which totaled 87.6% of our overall revenue.

Revenue for our SDC segment increased to $1.3 million in three months ended June 30, 2019 as compared to $.4 million in three months ended June 30, 2018, an increase of $.9 million. The increase is primarily attributable to a higher sales activity level in 2019 as compared to the timing of orders within the first two quarters of 2018. In the first half of 2019, sales were $2.3 million as compared to $2.5 million in the first of 2018. The SDC segment represented 26.0% and 6.9% of our total revenue during the three months ended June 30, 2019 and 2018, respectively.

Revenues for our CVD Materials segment were $.4 million in the three months ended June 30, 2019 as compared to $.4 million for the three months ended June 30, 2018.

Gross Profit

Gross profit for the three months ended June 30, 2019 amounted to $.5 million, with a gross profit margin of 10.0%, compared to a gross profit of $1.1 million and a gross profit margin of 17.3% for the three months ended June 30, 2018. The decreased gross profit and gross profit margin were the result of the reduction in sales from our former largest customer, while costs, principally payroll, which decreased, remained at higher levels to support our anticipated expansion of the CVD Materials segment and future growth.

Research and Development, Selling and General and Administrative Expenses

Research and Development

Due to the technical development required on our custom orders, our research and development team and their expenses are charged to costs of goods sold when they are working directly on a customer project. When they are not working on a customer project, they work in our Application Laboratory and their costs are charged to research and development. For the three months ended June 30, 2019, our research and development expenses totaled $177,000 compared to $128,000 for the three months ended June 30, 2018.

Selling

Selling expenses were $.2 million or 4.6 % of the revenue for the three months ended June 30, 2019 as compared to $.4 million or 6.2% for the three months ended June 30, 2018. The decrease was a result of reduced employee related costs as a result of the reduction in overall sales.

General and Administrative

General and administrative expenses for the three months ended June 30, 2019 were $1.6 million or 33.2% of revenue compared to $2.0 million or 30.6% for the three months ended June 30, 2018, a decrease of $.4 million. The decrease in these expenses is primarily the result of reductions in employees and the related payroll and benefit costs, as well as decreased outside systems and finance consulting costs.

Operating Loss

As a result of the decreased revenues and gross margins, we recorded an operating loss of ($1.5 million) for the three months ended June 30, 2019 as compared to an operating loss of ($1.4 million) for the three months ended June 30, 2018, which was driven primarily by the reduced revenue from our former largest customer, offset in part by actions taken to reduce operating and manufacturing costs.

Other (expenses)/Income

Other expenses were $84,000 and $90,000 for the three months ended June 30, 2019 and 2018, respectively. This reduction is the result of actions taken to invest significantly more of the Company’s cash into short-term treasury bills and certificates of deposits and thereby generating increased interest income of $13,000, while higher interest rates resulted in increased interest expense of $7,000.

Income Taxes

For the three months ended June 30, 2019, we recorded an income tax benefit of $235,000 as compared to an income tax benefit of $139,000 for the three months ended June 30, 2018. Commencing in 2018, our corporate tax rate was reduced to 21% as a result of The Tax Cuts and Jobs Act (“TCJA”) enacted December 22, 2017. For the three months ended June 30, 2019 and 2018, this rate was affected by permanent differences related to fixed and intangible assets, stock-based compensation and other items resulting in an effective tax rate of 14.4% and 9.5%, respectively.

We continue to evaluate for potential utilization of the Company’s deferred tax asset on a quarterly basis, reviewing our economic models, including projections and timing of orders, the commencement of operations of the new CVD Materials segment and cost containment measures.

Net loss

As a result of the foregoing factors, we reported a net loss of ($1.4 million), or ($0.21) per basic and diluted share, for the three months ended June 30, 2019, as compared to net loss of ($1.3 million), or ($0.21) per basic and diluted share for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 vs. June 30, 2018

Revenue

Our revenue for the six months ended June 30, 2019 was $8.4 million compared to $15.6 million for the six months ended June 30, 2018, resulting in a decrease of 46.1% which was primarily attributable to the completion of orders received from our former largest customer. This customer, in the aerospace industry from which we had previously secured multiple orders, represented $1.4 million or approximately 16.2% of our revenue for the six months ended June 30, 2019 as compared to $7.1 million or approximately 45.4% of our revenue for the six months ended June 30, 2018.

The revenue contributed for the six months ended June 30, 2019, by the CVD Equipment segment, of $5.2 million, which totaled 62.1% of our overall revenue, was 57.8% or $7.1 million less than the segment’s $12.3 million contribution made in the prior year, which totaled 79.2% of our overall revenue.

Revenue for our SDC segment decreased to $2.3 million for the six months ended June 30, 2019 as compared to $2.5 million for the six months ended June 30, 2018, a decrease of 7.8%. The SDC segment represented 27.7% and 16.5% of our total revenue during the six months ended June 30, 2019 and 2018, respectively.

Revenues for our CVD Materials segment were $.9 million in the six months ended June 30, 2019 as compared to $.7 million for 2018.

Gross Profit

Gross profit for the six months ended June 30, 2019 amounted to $.1 million, with a gross profit margin of 1.3%, compared to a gross profit of $4.9 million and a gross profit margin of 31.3% for the six months ended June 30, 2018. The decreased gross profit and gross profit margin were the result of the reduction in sales from our former largest customer, while costs, principally payroll, which decreased, remained at higher levels to support our anticipated expansion of the CVD Materials segment and future growth.

Research and Development, Selling and General and Administrative Expenses

Research and Development

Due to the technical development required on our custom orders, our research and development team and their expenses are charged to costs of goods sold when they are working directly on a customer project. When they are not working on a customer project, they work in our Application Laboratory and their costs are charged to research and development. For the six months ended June 30, 2019, our research and development expenses totaled $341,000 compared to $225,000 for the six months ended June 30, 2018.

Selling

Selling expenses were $.5 million or 6.0% of the revenue for the six months ended June 30, 2019 as compared to $.9 million or 5.8% for the six months ended June 30, 2018. The decrease was a result of lower employee related costs and commissions as a result of the reduction in overall sales.

General and Administrative

General and administrative expenses for the six months ended June 30, 2019 were $3.4 million or 40.1% of revenue compared to $4.2 million or 27.0% for the six months ended June 30, 2018, a decrease of $.8 million. The decrease in these expenses is primarily the result of reductions in employees and the related payroll and benefit costs, as well as decreased outside systems and finance consulting costs.

Operating Loss

As a result of the decreased revenues and gross margins, we recorded an operating loss of ($4.1 million) for the six months ended June 30, 2019 as compared to an operating loss of ($.5 million) for the six months ended June 30, 2018, which was driven primarily by the reduced revenue from our former largest customer.

Other (expenses)/Income

Other expenses were $152,000 and $194,000 for the six months ended June 30, 2019 and 2018, respectively. This reduction is the result of actions taken to invest significantly more of the Company’s cash into short-term treasury bills and certificates of deposits and thereby generating increased interest income of $42,000.

Income Taxes

For the six months ended June 30, 2019, we recorded an income tax benefit of $691,000 as compared to an income tax expense of $109,000 for the six months ended June 30, 2018. Commencing in 2018, our corporate tax rate was reduced to 21% as a result of The Tax Cuts and Jobs Act (“TCJA”) enacted December 22, 2017. For the six months ended June 30, 2019 and 2018, this rate was affected by permanent differences related to fixed and intangible assets, stock-based compensation and other items resulting in an effective tax rate of 16.2% and 16.4%, respectively.

We continue to evaluate for potential utilization of the Company’s deferred tax asset on a quarterly basis, reviewing our economic models, including projections and timing of orders, the commencement of operations of the new CVD Materials segment and cost containment measures.

Net loss

As a result of the foregoing factors, we reported net loss of ($3.6 million), or ($0.55) per basic and diluted share, for the six months ended June 30, 2019, as compared to net loss of ($.8 million), or ($0.12) per basic and diluted share for the six months ended June 30, 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had aggregate working capital of $10.3 million compared to aggregate working capital of $15.4 million at December 31, 2018. Our cash and cash equivalents of at June 30, 2019 and December 31, 2018 were $8.6 million and $11.4 million, respectively. The decrease in working capital of $5.1 million is primarily attributable to the overall reduction in sales and resulting operating loss for the period and debt service payments of approximately $.6 million related to our investment in the CVD Materials building purchased on November 30, 2017. We have continued to invest in activities primarily related to preparing CVD Materials at the new location which we anticipate to be operational during the third quarter of 2019. Our total capital invested in the six months ended June 30, 2019 was $1.4 million, primarily related to building improvements and machinery for the CVD Materials operations and we also incurred operating costs of approximately $124,000, exclusive of interest expense, and net of $36,000 rental income which commenced June 2019. Commencing July 2019, the monthly rental income will increase to approximately $67,000 per month or approximately $800,000 per annum.

Accounts receivable, net of allowance for doubtful accounts, decreased by $2.0 million or 49.2% at June 30, 2019, to $2.1 million compared to $4.1 million at December 31, 2018. This decrease is principally due to the timing of shipments and customer payments.

Inventories as of June 30, 2019 and 2018 were essentially unchanged at approximately $1.9 million.

As previously reported, our Revolving Line of Credit expired on September 1, 2018. We have elected not to renew our credit line at this time because (a) renewal terms were not acceptable to us, (b) we have not borrowed on our line of credit in the past 10 years, and (c) we believed we had sufficient cash and cash equivalents to meet our working capital and capital expenditure requirements over the next twelve months.

We have a loan agreement with HSBC USA, N.A. (the “HSBC”) which is secured by a mortgage on our Central Islip headquarters at 355 South Technology Drive. The loan is payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity in March 2022. The balances as of June 30, 2019 and December 31, 2018 were approximately $2.5 million and $2.7 million respectively. Interest accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% or Prime less 0.5%.

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

The Loan is payable in 60 consecutive equal monthly installments of $62,481, including interest. The balances as of June 30, 2019 and December 31, 2018 were approximately $9.9 million and $10.0 million respectively. The Loan bears interest for each Interest Period (as defined in the Note), at the fixed rate of 3.9148%. The maturity date for the Note is December 1, 2022. As a condition of the Bank making the Loan, we were required to guaranty Assignee’s obligations under the Loan.

At December 31, 2018, we were not in compliance with the single financial covenant (fixed charge coverage ratio) contained in the Mortgage. On March 26, 2019 the Company received a waiver from HSBC until April 1, 2020. On August 5, 2019, the Company entered into a Mortgage Modification Agreement which replaced the former covenant with a Minimum Liquid Assets covenant. The Company is in compliance with its obligations under the mortgage at June 30, 2019.

At December 31, 2018 we had reduced our employee headcount by 15% to 197 as compared to December 31, 2017. At June 30, 2019 we have further reduced our headcount by 8% to 181 employees and we are continuing to evaluate our staffing levels to support the new CVD Materials facility which we anticipate to be operational during the third quarter of 2019, and the level of current and expected orders. While we continue to monitor and take action to reduce our expenses, we believe that our cash and cash equivalent positions and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months.

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

Based on that review and evaluation, our Chief Executive Officer and Chief Financial Officer, along with others in our management, have determined that as of the end of the period covered by this Report on Form 10-Q, while improvements have been made since our December 31, 2018 year end, the disclosure controls and procedures were not effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosures. Specifically, at year end December 31, 2018, we had identified the following significant deficiencies in our disclosure controls: (1) we lack sufficient internal controls over monitoring the accounting activity and consolidation of our foreign subsidiary into our consolidated financial statements, (2) we have not fully integrated our new project accounting software into our general ledger accounting system and we continue to rely on manual reconciliations using electronic spreadsheets, and (3) we have a deficiency in internal controls regarding the estimation of costs on contracts in progress.

To remediate such deficiencies, we have implemented the following changes: (1) established stricter formal procedures with respect to how and when our management will communicate to the auditors and Audit Committee on a more timely basis, (2) is adopting sufficient written policies and procedures for accounting and financial reporting, (3) have appointed and /or designated additional qualified personnel to ensure timely filing of the reports that we file or submit under the Exchange Act, (4) added additional, multiple review levels, and (5) receive from the staff of the foreign subsidiary financial information on a weekly and monthly basis in order to monitor more closely. During the year ended December 31, 2018, we integrated three more entities into its accounting software and are planning the integration of the remaining two entities shortly. In addition, we have reevaluated our internal controls regarding the estimation of costs on contracts in progress and have implemented changes as needed. We continued to monitor and improve upon our operational and financial controls during the quarter ended June 30, 2019.

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

CVD EQUIPMENT CORPORATION

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable for Smaller Reporting Companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

10.1*	West side sublease, dated May 31, 2019, by and between the Company and ELM Freight Handlers Inc., filed herewith.

10.2*	East side sublease, dated May 31, 2019, by and between the Company and ELM Freight Handlers Inc., filed herewith.

10.3

Mortgage Modification Agreement, dated August 5, 2019, by and between 555 N Research Corporation and HSBC Bank USA, National Association, incorporated by reference to the Company’s Form 8-K filed with the Commission on August 5, 2019.

10.4

Reaffirmation of Unlimited Continuing Guaranty, dated August 5, 2019 by and between CVD Equipment Corporation and HSBC Bank USA, National Association, incorporated by reference to the Company’s Form 8-K filed with the Commission on August 5, 2019.

10.5

Note Modification Agreement, dated August 5, 2019, by and between FAE Holdings 411519R and HSBC Bank USA, National Association, incorporated by reference to the Company’s Form 8-K filed with the Commission on August 5, 2019.

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 13, 2019

31.2*	Certification of Thomas McNeill, Chief Financial Officer, dated August 13, 2019

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 13, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Thomas McNeill, Chief Financial Officer, dated August 13, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of August 2019.

CVD EQUIPMENT CORPORATION

By:	/s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Thomas McNeill
Thomas McNeill
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

10.1*	West side sublease, dated May 31, 2019, by and between the Company and ELM Freight Handlers Inc., filed herewith.

10.2*	East side sublease, dated May 31, 2019, by and between the Company and ELM Freight Handlers Inc., filed herewith.

10.3

Mortgage Modification Agreement, dated August 5, 2019, by and between 555 N Research Corporation and HSBC Bank USA, National Association, incorporated by reference to the Company’s Form 8-K filed with the Commission on August 5, 2019.

10.4

Reaffirmation of Unlimited Continuing Guaranty, dated August 5, 2019 by and between CVD Equipment Corporation and HSBC Bank USA, National Association, incorporated by reference to the Company’s Form 8-K filed with the Commission on August 5, 2019.

10.5

Note Modification Agreement, dated August 5, 2019, by and between FAE Holdings 411519R and HSBC Bank USA, National Association, incorporated by reference to the Company’s Form 8-K filed with the Commission on August 5, 2019.

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 13, 2019

31.2*	Certification of Thomas McNeill, Chief Financial Officer, dated August 13, 2019

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 13, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Thomas McNeill, Chief Financial Officer, dated August 13, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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