Form 10-Q
period 2019-09-30
CVD EQUIPMENT CORP
filed 2019-11-12
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2019
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

Yes ☐      No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,564,566 shares of Common Stock, $0.01 par value at November 8, 2019.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$6,739,065	$11,439,361
Accounts receivable, net	3,072,178	4,065,220
Contract assets	2,587,783	1,357,797
Inventories	1,769,215	1,861,873
Other current assets	311,514	723,204
Total Current Assets	14,479,755	19,447,455

Property, plant and equipment, net	31,786,067	30,402,558

Deferred income taxes	2,803,414	2,104,414
Other assets	34,948	64,583
Intangible assets, net	429,570	495,552
Total Assets	$49,533,754	$52,514,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,031,075	$713,194
Accrued expenses	1,706,514	1,503,309
Current maturities of long-term debt	670,026	857,590
Contract liabilities	143,333	536,524
Deferred revenue	1,274,025	459,899
Total Current Liabilities	4,824,973	4,070,516

Long-term debt, net of current portion	11,547,683	12,051,720
Total Long-Term Liabilities	11,547,683	12,051,720

Total Liabilities	16,372,656	16,122,236

Commitments and contingencies

Stockholders’ Equity:
Common stock - $0.01 par value – 20,000,000 shares authorized; issued and outstanding 6,564,566 at September 30, 2019 and 6,535,888 at December 31, 2018	65,645	65,358
Additional paid-in capital	26,624,426	26,148,256
Retained earnings	6,471,027	10,178,712
Total Stockholders’ Equity	33,161,098	36,392,326

Total Liabilities and Stockholders’ Equity	$49,533,754	$52,514,562

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue	$5,704,882	$4,027,768	$14,100,261	$19,616,879

Cost of revenue	4,305,059	4,083,752	12,595,340	14,795,731

Gross profit	1,399,823	(55,984)	1,504,921	4,821,148

Operating expenses
Research and development	112,724	240,613	453,724	465,536
Selling and shipping	175,760	331,280	680,183	1,244,004
General and administrative	1,359,910	2,225,593	4,728,021	6,434,123

Total operating expenses	1,648,394	2,797,486	5,861,928	8,143,663

Operating loss	(248,571)	(2,853,470)	(4,357,007)	(3,322,515)

Other income (expense):
Interest income	26,774	40,720	115,643	86,994
Interest expense	(124,449)	(114,692)	(365,255)	(355,325)
Other income	207,237	-	207,237	-
Total other income (expense), net	109,562	(73,972)	(42,375)	(268,331)

Loss before income tax	(139,009)	(2,927,442)	(4,399,382)	(3,590,846)

Income tax benefit	(1,000)	(424,640)	(691,697)	(315,922)

Net loss	$(138,009)	$(2,502,802)	(3,707,685)	$(3,274,924)

Basic loss per common share	$(0.02)	$(0.39)	$(0.57)	$(0.51)
Diluted loss per common share	$(0.02)	$(0.39)	$(0.57)	$(0.51)

Weighted average common shares
Outstanding-basic	6,556,767	6,494,986	6,550,279	6,482,870

Weighted average common shares
Outstanding-diluted	6,556,767	6,494,986	6,550,279	6,482,870

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three months ended September 30, 2019 and 2018
	Common stock
	Shares	Par Value	Additional paid-in Capital	Retained Earnings	Total

Balance at July 1, 2019	6,555,150	$65,551	$26,525,521	$6,609,036	$33,200,108
Net loss	-	-	-	(138,009)	(138,009)
Share-Based Compensation	9,416	94	98,905	-	98,999
Balance at September 30, 2019	6,564,566	$65,645	$26,624,426	$6,471,027	$33,161,098

Balance at July 1, 2018	6,486,189	$64,862	$25,633,056	$14,607,611	$40,305,529
Net loss	-	-	-	(2,502,802)	(2,502,802)
Share-Based Compensation	10,143	101	279,451	-	279,552
Balance at September 30, 2018	6,496,332	$64,963	$25,912,507	$12,104,809	$38,082,279

Nine months ended September 30, 2019 and 2018
	Common stock
	Shares	Par Value	Additional paid-in Capital	Retained Earnings	Total

Balance at January 1, 2019	6,535,888	$65,358	$26,148,256	$10,178,712	$36,392,326
Net loss	-	-	-	(3,707,685)	(3,707,685)
Share-Based Compensation	28,678	287	476,170	-	476,457
Balance at September 30, 2019	6,564,566	$65,645	$26,624,426	$6,471,027	$33,161,098

Balance at January 1, 2018	6,458,714	$64,587	$25,209,316	15,379,733	40,653,636
Net loss	-	-	-	(3,274,924)	(3,274,924)
Share-Based Compensation	37,618	376	703,191	-	703,567
Balance at September 30, 2018	6,496,332	$64,963	$25,912,507	$12,104,809	$38,082,279

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,707,685)	$(3,274,924)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities
Stock-based compensation	476,458	703,567
Depreciation and amortization	798,206	824,861
Deferred income tax	(699,000)	(315,922)
Recovery of contingent earnout	(200,000)	-
(Increase)/decrease in operating assets
Accounts receivable	993,042	(528,751)
Contract assets	(1,229,987)	5,845,869
Inventories	92,658	214,119
Other current assets	411,690	(225,542)
Other assets	29,635	(6,800)
Increase/(decrease) in operating liabilities
Accounts payable	317,881	86,417
Accrued expenses	203,205	(960,710)
Contract liabilities	(393,191)	(237,098)
Deferred revenue	814,126	598,494
Total adjustments	1,614,723	5,998,504
Net cash (used in) provided by operating activities	(2,092,962)	2,723,580
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,115,733)	(2,258,379)
Net cash used in investing activities	(2,115,733)	(2,258,379)

Cash flows from financing activities:
Payments of long-term debt	(491,601)	(483,930)
Net cash used in financing activities	(491,601)	(483,930)

Net (decrease) in cash and cash equivalents	(4,700,296)	(18,729)

Cash and cash equivalents at beginning of period	11,439,361	14,210,909

Cash and cash equivalents at end of period	$6,739,065	$14,192,180

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$395,000
Interest paid	$365,255	$355,322

Supplemental disclosure of non-cash investing and financing activities:
Capitalization of right to use Asset	$103,937	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1:	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that can be expected for the year ending December 31, 2019.

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

All material intercompany balances and transactions have been eliminated in consolidation. In addition, certain reclassifications have been made to prior period consolidated financial statements to conform to the current period presentation.

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

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

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

“Contract assets,” include unbilled amounts typically resulting from system sales under contracts and revenue recognized exceeds the amount billed to the customer. The amount may not exceed their estimated net realizable value. Contract assets are classified as current based on our contract operating cycle.

“Contract liabilities,” include advance payments and billings in excess of revenue recognized. Contract liabilities are classified as current based on our contract operating cycle and reported on a contract-by-contract basis, net of revenue recognized, at the end of each reporting period.

For non-system sales of products or services, revenue is recognized when control of the promised products or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer.

Research and Development

Research and development costs are expensed as incurred. Due to the highly technical nature of our projects, we use our technical staff in a dual role, and based on their contribution to the customer or research and development projects, their costs are charged accordingly to either cost of goods sold or research and development.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Standards

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

Recently Adopted Accounting Standards

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

An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. In addition, FASB has amended Topic 842 prior to it becoming effective. The effective date and transition requirements for these amendments to Topic 842 are the same as ASU 2016-02. The Company has one lease at its Denmark facility which currently expires at December 31, 2020 and has recognized a lease liability and a right-of-use asset representing its right to use the underlying asset for the lease term in the amount of $104,000.

We believe there is no additional new accounting guidance adopted, but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

NOTE 3:	CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

The Company had cash and cash equivalents of $6.7 million and $11.4 million at September 30, 2019 and December 31, 2018, respectively. The Company invests excess cash in U.S. treasury bills, certificates of deposit or money market accounts, all with original maturities of less than three months. Cash equivalents were $5.8 million and $8.9 million at September 30, 2019 and December 31, 2018, respectively.

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at September 30, 2019 and December 31, 2018 was $5,017,000 and $6,920,000, respectively.

Sales concentration

Revenue from a single customer in any one period can exceed 10% of our total revenues. During the three and nine months ended September 30, 2019, two customers exceeded 10%, and in total represented 42.8% and 28.1% of revenues. For the three and nine months ended September 30, 2018, one customer represented approximately 27.1% and 34.7% of our revenues.

NOTE 3:	CONCENTRATION OF CREDIT RISK (continued)

Accounts receivable

The Company sells products and services to various companies across several industries in the ordinary course of business. The Company performs ongoing credit evaluations to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience, evaluation of their credit history and review of the invoicing terms of the contract to determine the financial strength of its customers. The Company also maintains allowances for anticipated losses. At September 30, 2019 two customers each exceeded 10% of the accounts receivable balance, representing 47.9% in total, and at December 31, 2018 two customers represented approximately 42% of the accounts receivable balance.

NOTE 4:	REVENUE FROM CONTRACTS WITH CUSTOMERS

The following table represents a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2019 and 2018:

(in thousands)

	Three Months Ended		Nine Months Ended
Category	Sept. 30, 2019	Sept. 30, 2018	Sept. 30, 2019	Sept. 30, 2018
Aerospace	$1,138	$429	$2,353	$6,508
Industrial	1,483	755	4,870	5,963
Research	757	503	2,596	2,378
Point in time	2,327	2,341	4,281	4,768
Net Revenue	$5,705	$4,028	$14,100	$19,617

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

NOTE 4:	REVENUE FROM CONTRACTS WITH CUSTOMERS (continued)

The table below outlines the impact on revenue of net changes in estimated transaction prices and input costs for systems related sales contracts (both increases and decreases) for the three and nine months ended September 30, 2019 and 2018, as well as the number of projects that comprise such changes. Also included in the table is the net change in estimate as a percentage of the aggregate revenue for such projects.

	Three Months Ended	Three Months Ended
(In thousands)	Sept. 30, 2019	Sept. 30, 2018
(Decrease) increase in revenue from net changes in transaction prices	$(3)	$71

Increase (decrease) in revenue from net changes in input cost estimates	$334	$(1,170)

Net increase (decrease) in revenue from net Changes in estimates	$331	$(1,099)

Number of projects	27	15

Net change in estimate as a percentage of aggregate revenue for associated projects	3.8%	(2.4% )

	Nine Months Ended	Nine Months Ended
(In thousands)	Sept. 30, 2019	Sept. 30, 2018
Increase in revenue from net changes in transaction prices	$1	$146

(Decrease) in revenue from net changes in input cost estimates	$(224)	$(1,740)

Net (decrease) in revenue from net Changes in estimates	$(223)	$(1,594)

Number of projects	18	15

Net change in estimate as a percentage of aggregate revenue for associated projects	(3.6% )	(3.4% )

For the three and nine months ended September 30, 2019 and 2018, revenue (decreased) increased by $331,000 and ($223,000) in 2019, respectively, and ($1,099,000) and ($1,594,000) in 2018, respectively, from net changes in transaction prices, input cost estimates, product cost overruns and product cost forecast changes related to redesign of certain systems.

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

During the nine months ended September 30, 2019 and 2018, the increase (decrease) in contract assets of approximately $1.2 million and ($5.8 million), respectively, was primarily caused by additional billed receivables during the 2018 period, for those projects that certain milestones had been reached.

NOTE 5:	INVENTORIES

Inventories consist of:

	Sept. 30, 2019	December 31, 2018

Raw materials	$1,439,113	$1,656,488
Work-in-process	330,102	205,385
Inventories	$1,769,215	$1,861,873

NOTE 6:	ACCOUNTS RECEIVABLE, NET

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $24,000 as of September 30, 2019 and December 31, 2018. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

NOTE 7:	LONG-TERM DEBT

The Company has a loan agreement with HSBC which is secured by a mortgage on our Central Islip, NY headquarters. The loan is payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity in March 2022. The balances as of September 30, 2019 and December 31, 2018 were approximately $2.4 million and $2.7 million respectively. Interest accrues on the loan, at our option, at the variable rate of LIBOR plus 1.75% or Prime less 0.5% (3.95% and 2.18% at September 30, 2019 and December 31, 2018, respectively).

NOTE 7:	LONG-TERM DEBT (continued)

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

The Note is payable in 60 consecutive equal monthly installments of $62,481 including interest and a final balloon payment upon maturity in December 2022. The balance outstanding as of September 30, 2019 and December 31, 2018 were approximately $9.8 million and $10.0 million respectively. The Note bears interest for each Interest Period (as defined in the Note), at the fixed rate of 3.9148%. As a condition of the Bank making the Loan, the Company was required to guaranty Assignee’s obligations under the Loan pursuant that certain Unlimited Guaranty, dated November 30, 2017 (the “Guaranty”). On May 31, 2019, the Company entered into two sublease agreements for a portion of the CVD Materials facility. During the three and nine months ended September 30, 2019, the Company recognized $207,000 of rental income which commenced in June 2019. Commencing July 2019, the monthly rental income increased from $36,000 to approximately $67,000 per month, which includes both of the sublease agreements (eastside and westside), or approximately $800,000 per annum. On October 30, 2019, the Tenant exercised its option to terminate the eastside Lease, which termination will be effective as of December 31, 2019 (the “Termination”). The Lease was for a one-year term ending on June 30, 2020, and provided for an initial base monthly rent of $31,667 per month ($380,000 per annum)(See Note 12).

At December 31, 2018, the Company was not in compliance with the one financial covenant (fixed charge coverage ratio) contained in the Mortgage. On March 26, 2019 the Company received a waiver from HSBC until April 1, 2020. On August 5, 2019, the Company entered into a Mortgage Modification Agreement which replaced the former covenant with a Minimum Liquid Assets covenant. The Company is in compliance with its financial covenant under the mortgage at September 30, 2019.

NOTE 8:	STOCK-BASED COMPENSATION EXPENSE

The Company recorded as part of selling and general administrative expense $99,000 and $476,000 during the three and nine months ended September 30, 2019, respectively, and during the three and nine months ended September 30, 2018, $280,000 and $704,000, respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments.

NOTE 9:	INCOME TAXES

The provision (benefit) for income taxes includes the following:

	Nine Months Ended September 30,
	2019		2018
Current:
Federal	$	---	$	---
State		7,303		---
Total current provision		$7,303	$	---
Deferred:
Federal		$(699,000)		$(315,922)
State		---		----
Total deferred (benefit) provision		(699,000)		(315,922)
Income tax expense (benefit) provision		$(691,697)		$(315,922)

The Company’s foreign subsidiary, Tantaline CVD ApS incurred a loss of approximately $149,000 for the nine months ended September 30, 2019 which would provide a $33,000 deferred tax asset, based on the standard corporate tax rate of 22% in Denmark. For the nine months ended September 30, 2018 the Company had a loss of $513,000 with a deferred tax asset of $113,000. However, sufficient uncertainty exists as to the realizability of these assets such that a full valuation allowance has been necessary.

We continue to evaluate for potential utilization of the Company’s deferred tax asset on a quarterly basis, reviewing our economic models, including projections and timing of orders, the commencement of operations of the new CVD Materials segment and cost containment measures.

NOTE 10:	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net earnings available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator) for the period presented. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued.

Stock options to purchase 447,930 shares of common stock were outstanding and 267,930 were exercisable during the three and nine months ended September 30, 2019. Stock options to purchase 387,930 shares were outstanding and 227,930 were exercisable during the three and nine months ended September 30, 2018. For the three and nine months ended September 30, 2019 and 2018, no shares were included in the diluted earnings per share calculation as their effect would have been anti-dilutive.

NOTE 10:	EARNINGS PER SHARE (continued)

The dilutive potential common shares on options is calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The number of shares remaining after the proceeds are exhausted represents the potential dilutive effect of the securities.

NOTE 11:	SEGMENT REPORTING

The Company operates through three (3) segments: CVD Equipment Corporation (“CVD”), Stainless Design Concepts (“SDC”) and CVD Materials Corporation (“Materials”). The CVD segment is utilized for chemical vapor deposition equipment manufacturing. SDC is the Company’s ultra-high purity manufacturing division in Saugerties, New York for gas control systems. The Materials segment was established to provide quartzware and material coatings for aerospace, medical, electronic and other applications. The Company evaluates performance based on several factors, of which the primary financial measure is income or (loss) before taxes.

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

Three Months Ended September 30,

(In thousands)

				Eliminations* and
2019	CVD	SDC	Materials	Unallocated	Consolidated
Assets	$36,389	$6,689	$6,465	$(9)	$49,534

Revenue	4,376	1,100	404	(175)	5,705
Operating income/(loss)	231	254	(137)	(597)	(249)
Pretax income/(loss)	226	260	(28)	(597)	(139)

2018
Assets	$31,702	$6,288	$17,429	$(9)	$55,410

Revenue	2,542	1,047	526	(87)	4,028
Operating income/(loss)	(1,835)	125	(343)	(801)	(2,854)
Pretax income/(loss)	(1,850)	125	(442)	(760)	(2,927)

NOTE 11:	SEGMENT REPORTING (continued)

Nine Months Ended September 30,

(In thousands)

				Eliminations*and
2019	CVD	SDC	Materials	Unallocated	Consolidated

Revenue	$9,588	$3,778	$1,375	$(641)	$14,100
Operating income/(loss)	(2,328)	936	(464)	(2,501)	(4,357)
Pretax income/(loss)	(2,297)	951	(552)	(2,501)	(4,399)

2018

Revenue	$14,883	$4,151	$1,256	$(673)	$19,617
Operating income/(loss)	(212)	535	(1,505)	(2,140)	(3,322)
Pretax income/(loss)	(266)	535	(1,806)	(2,053)	(3,590)

*All elimination entries represent intersegment revenues eliminated in consolidation for external financial reporting.

NOTE 12:	SUBSEQUENT EVENT

As discussed in Note 7, the Company’s wholly owned subsidiary 555 N Research Corporation, had entered into a sub-lease agreement with ELM Freight Handlers Inc. (“Tenant”), dated as of May 31, 2019 (the “Lease”), concerning the east side of its facility located at 555 North Research Place, Central Islip, NY (the “Facility”). The Lease was for a one-year term ending on June 30, 2020, and provided for an initial base monthly rent of $31,667 per month ($380,000 per annum).

On October 30, 2019, the Tenant exercised its option to terminate the Lease, which termination will be effective as of December 31, 2019 (the “Termination”).

The sub-lease agreement by and between 555 N Research Corporation and the Tenant concerning the west side of the Facility, dated as of May 31, 2019, the terms of which are discussed in Note 7, will remain in full force and effect and will not be affected by the Termination.

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

Results of Operations

Three and Nine Months Ended September 30, 2019 vs. September 30, 2018

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue	$5,704,882	$4,027,768	$14,100,261	$19,616,879

Cost of revenue	4,305,059	4,083,752	12,595,340	14,795,731

Gross profit	1,399,823	(55,984)	1,504,921	4,821,148

Operating expenses
Research and development	112,724	240,613	453,724	465,536
Selling and shipping	175,760	331,280	680,183	1,244,004
General and administrative	1,359,910	2,225,593	4,728,021	6,434,123

Total operating expenses	1,648,394	2,797,486	5,861,928	8,143,663

Operating loss	(248,571)	(2,853,470)	(4,357,007)	(3,322,515)

Other income (expense):
Interest income	26,774	40,720	115,643	86,994
Interest expense	(124,449)	(114,692)	(365,255)	(355,325)
Other Income	207,237	-	207,237	-
Total other income (expense), net	109,562	(73,972)	(42,375)	(268,331)

Loss before income tax	(139,009)	(2,927,442)	(4,399,382)	(3,590,846)

Income tax benefit	(1,000)	(424,640)	(691,697)	(315,922)

Net loss	$(138,009)	$(2,502,802)	(3,707,685)	$(3,274,924)

Three Months Ended September 30, 2019 vs. September 30, 2018

Revenue

Our revenue for the three months ended September 30, 2019 was $5.7 million compared to $4.0 million for the three months ended September 30, 2018, resulting in an increase of 41.6% which was primarily attributable to increased revenue of $1.7 million from our CVD Equipment segment related to spare parts and equipment sales.

The revenue contributed for the three months ended September 30, 2019, by the CVD Equipment segment, of $4.4 million, which totaled 76.7% of our overall revenue, was 72.0% or $1.8 million more than the segment’s $2.5 million contribution made in the prior year, which totaled 63.1% of our overall revenue. This revenue increase is the result of $1.4 million and $.4 million from spare parts and equipment sales, respectively.

Revenue for our SDC segment was $.9 million in three months ended September 30, 2019 as compared to $1.0 million in three months ended September 30, 2018, a decrease of $.1 million.

Revenues for our CVD Materials segment were $.4 million in the three months ended September 30, 2019 as compared to $.5 million for the three months ended September 30, 2018, a decrease of $.1 million.

Gross Profit

Gross profit for the three months ended September 30, 2019 amounted to $1.4 million, with a gross profit margin of 24.5%, compared to a gross profit of ($55,984) and a gross profit margin of (1.4%) for the three months ended September 30, 2018. In addition to the higher level of sales during the quarter increasing our gross profit, we achieved improvements in our operating efficiencies, lowered our costs and achieved improved mix of product revenues resulting in our gross profit margin percentage improvement.

Research and Development, Selling and General and Administrative Expenses

Research and Development

Due to the technical development required on our custom orders, our research and development team and their expenses are charged to costs of goods sold when they are working directly on a customer project. When they are not working on a customer project, they work in our Application Laboratory and their costs are charged to research and development. For the three months ended September 30, 2019, our research and development expenses totaled $113,000 compared to $241,000 for the three months ended September 30, 2018.

Selling

Selling expenses were $.2 million or 3.1 % of the revenue for the three months ended September 30, 2019 as compared to $.3 million or 8.2% for the three months ended September 30, 2018. The decrease was primarily the result of reduced employee related costs and lower trade show expenses.

General and Administrative

General and administrative expenses for the three months ended September 30, 2019 were $1.4 million or 23.8% of revenue compared to $2.2 million or 55.3% for the three months ended September 30, 2018, a decrease of $.8 million. The decrease in these expenses is primarily the result of reductions in employees and the related payroll and benefit costs, decreased stock compensation costs of $181,000 and decreased outside systems and finance consulting costs of $84,000. In addition, a $200,000 reduction of expenses was the result of the recovery of a contingent earnout not achieved by MesoScribe Technologies.

Operating Loss

As a result of the increased revenues, improved gross profit margins and reduced expenses, we recorded an operating loss of ($.3 million) for the three months ended September 30, 2019 as compared to an operating loss of ($2.9 million) for the three months ended September 30, 2018,

Other income (expenses)

Other income (expenses) were $110,000 and ($74,000) for the three months ended September 30, 2019 and 2018, respectively. This increase in income is primarily the result of subleasing a portion of its CVD Materials facility and receiving $207,000 in rental income during 2019.

Income Taxes

For the three months ended September 30, 2019, we recorded an income tax benefit of $1,000 as compared to $425,000 for the three months ended September 30, 2018. For the three months ended September 30, 2019 and 2018, our tax rate was primarily affected by permanent differences related to contingent consideration liability in the three months ended September 30, 2019 related to MesoScribe Technologies and the effect of the Company’s foreign operations resulting in an effective tax rate of 1.0% and 14.5%, respectively.

While we have substantially reduced our net loss in the three months ended September 30, 2019 to $138,000, we continue to evaluate for potential utilization of the Company’s deferred tax asset on a quarterly basis, reviewing our economic models, including projections and timing of orders, the commencement of operations of the new CVD Materials segment and cost containment measures.

Net loss

As a result of the foregoing factors, we reported a net loss of ($.1 million), or ($0.02) per basic and diluted share, for the three months ended September 30, 2019, as compared to net loss of ($2.5 million), or ($0.39) per basic and diluted share for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 vs. September 30, 2018

Revenue

Our revenue for the nine months ended September 30, 2019 was $14.1 million compared to $19.6 million for the nine months ended September 30, 2018, resulting in a decrease of $5.5 million or 28.1% which was primarily attributable to the completion of orders received from our largest customer in the prior year.

The revenue contributed for the nine months ended September 30, 2019, by the CVD Equipment segment, of $9.6 million, which totaled 68.0% of our overall revenue, was 35.6% or $5.3 million less than the segment’s $14.9 million contribution made in the prior year, which totaled 75.9% of our overall revenue.

Revenue for our SDC segment was $3.3 million for the nine months ended September 30, 2019 as compared to $3.5 million for the nine months ended September 30, 2018, a decrease of $.2 million or 6.2%. The SDC segment represented 23.1% and 17.7% of our total revenue during the nine months ended September 30, 2019 and 2018, respectively.

Revenues for our CVD Materials segment were $1.3 million in the nine months ended September 30, 2019 as compared to $1.3 million for 2018.

Gross Profit

Gross profit for the nine months ended September 30, 2019 amounted to $1.5 million, with a gross profit margin of 10.6%, compared to a gross profit of $4.8 million and a gross profit margin of 24.6% for the nine months ended September 30, 2018. The decreased gross profit and gross profit margin were the result of the reduction in sales from our largest customer in the prior year, while costs, principally payroll, which decreased, remained at higher levels to support our anticipated expansion of the CVD Materials segment and future growth.

Research and Development, Selling and General and Administrative Expenses

Research and Development

Due to the technical development required on our custom orders, our research and development team and their expenses are charged to costs of goods sold when they are working directly on a customer project. When they are not working on a customer project, they work in our Application Laboratory and their costs are charged to research and development. For the nine months ended September 30, 2019, our research and development expenses totaled $454,000 compared to $465,000 for the nine months ended September 30, 2018.

Selling

Selling expenses were $.7 million or 4.8% of the revenue for the nine months ended September 30, 2019 as compared to $1.2 million or 6.3% for the nine months ended September 30, 2018. The decrease was primarily the result of reduced employee related costs and trade show expenses as a result of the overall lower sales.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2019 were $4.7 million or 33.5% of revenue compared to $6.4 million or 32.8% for the nine months ended September 30, 2018, a decrease of $1.7 million. The decrease in these expenses is primarily the result of reductions in employees and the related payroll and benefit costs, decreased stock compensation costs of $227,000 and decreased outside systems and finance consulting costs of $142,000. In addition, a $200,000 reduction of expenses was the result of the recovery of a contingent earnout not achieved by MesoScribe Technologies.

Operating Loss

As a result of the decreased revenues and gross margins, we recorded an operating loss of ($4.4 million) for the nine months ended September 30, 2019 as compared to an operating loss of ($3.3 million) for the nine months ended September 30, 2018, which was driven primarily by the reduced revenue from our largest customer in the prior year.

Other (expenses)/Income

Other expenses were $42,000 and $268,000 for the nine months ended September 30, 2019 and 2018, respectively. This reduction in net expenses is primarily the result of subleasing a portion of its CVD Materials facility and receiving $207,000 in rental income during 2019.

Income Taxes

For the nine months ended September 30, 2019, we recorded an income tax benefit of $692,000 as compared to $316,000 for the nine months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, our tax rate was primarily affected by permanent differences related to contingent consideration liability in the nine months ended September 30, 2019 related to MesoScribe Technologies and the effect of its foreign operations resulting in an effective tax rate of 15.7% and 8.8%, respectively.

While we have substantially reduced our net loss in the three months ended September 30, 2019 to $138,000, we continue to evaluate for potential utilization of the Company’s deferred tax asset on a quarterly basis, reviewing our economic models, including projections and timing of orders, the commencement of operations of the new CVD Materials segment and cost containment measures.

Net loss

As a result of the foregoing factors, we reported net loss of ($3.7 million), or ($0.57) per basic and diluted share, for the nine months ended September 30, 2019, as compared to net loss of ($3.3 million), or ($0.51) per basic and diluted share for the nine months ended September 30, 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had aggregate working capital of $9.7 million compared to aggregate working capital of $15.4 million at December 31, 2018. Our cash and cash equivalents at September 30, 2019 and December 31, 2018 were $6.7 million and $11.4 million, respectively. The decrease in working capital of $5.7 million is primarily attributable to the overall reduction in sales and resulting operating loss for the period and debt service payments of approximately $.9 million related to our investment in the CVD Materials building purchased on November 30, 2017. We have continued to invest in activities primarily related to preparing CVD Materials at the new location which commenced small scale operations during the third quarter of 2019. Our total capital invested in the nine months ended September 30, 2019 was $2.1 million, primarily related to building improvements and machinery for the CVD Materials operations and we also incurred operating costs of approximately $232,000, exclusive of interest expense. During the year, we received rental income of approximately $207,000.

Accounts receivable, net of allowance for doubtful accounts, decreased by $1.0 million or 24.4% at September 30, 2019, to $3.1 million compared to $4.1 million at December 31, 2018. This decrease is principally due to the timing of shipments and customer payments.

Inventories as of September 30, 2019 decreased by $100,000 to approximately $1.8 million.

We have a loan agreement with HSBC USA, N.A. (the “HSBC”) which is secured by a mortgage on our Central Islip headquarters at 355 South Technology Drive. The loan is payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity in March 2022. The balances as of September 30, 2019 and December 31, 2018 were approximately $2.4 million and $2.7 million respectively. Interest accrues on the loan, at our option, at the variable rate of LIBOR plus 1.75% or Prime less 0.5%.

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

The Note is payable in 60 consecutive equal monthly installments of $62,481, including interest. The balances as of September 30, 2019 and December 31, 2018 were approximately $9.8 million and $10.0 million respectively. The Note bears interest for each Interest Period (as defined in the Note), at the fixed rate of 3.9148%. The maturity date for the Note is December 1, 2022. As a condition of the Bank making the Loan, we were required to guaranty Assignee’s obligations under the Loan.

At December 31, 2018, we were not in compliance with the single financial covenant (fixed charge coverage ratio) contained in the Mortgage. On March 26, 2019 the Company received a waiver from HSBC until April 1, 2020. On August 5, 2019, the Company entered into a Mortgage Modification Agreement which replaced the former covenant with a Minimum Liquid Assets covenant. The Company is in compliance with its obligations under the mortgage at September 30, 2019.

At December 31, 2018 we had reduced our employee headcount by 15% to 197 as compared to December 31, 2017. At September 30, 2019 we have further reduced our headcount by 15% to 168 employees, and we are continuing to evaluate our staffing levels to support the new CVD Materials facility which commenced small scale operations during the third quarter of 2019, and the level of current and expected orders. During the third quarter of 2019, we increased our revenue sequentially by $786,000 or 16.0% as compared to the second quarter of 2019, and with improved margins and reductions in expenses we reduced our net loss by $1.3 million or 90.1% to a net loss of $138,000. In addition, during the third quarter of 2019 we received orders of $7.9 million for future delivery, which exceeded our 2019 Q1 and Q2 orders of $6.5 million and $3.3 million, respectively. While we continue to monitor and take action to reduce our expenses, we believe that our cash and cash equivalent positions and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months of the filing date of this Form 10-Q.

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

Based on that review and evaluation, our Chief Executive Officer and Chief Financial Officer, along with others in our management, have determined that as of the end of the period covered by this Report on Form 10-Q the disclosure controls and procedures were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosures.

Since the first quarter of 2019, to remediate prior deficiencies, we have implemented the following changes, and monitored the results of those changes in each successive quarter up to the quarter ended September 30, 2019: (1) established stricter formal procedures with respect to how and when our management will communicate to the auditors and Audit Committee on a more timely basis, (2) adopted sufficient written policies and procedures for accounting and financial reporting, (3) appointed and /or designated additional qualified personnel to ensure timely filing of the reports that we file or submit under the Exchange Act, (4) added additional, multiple review levels, and (5) receive from the staff of the foreign subsidiary financial information on a weekly, monthly and quarterly basis in order to monitor more closely. In addition, during the first quarter of 2019, we have reevaluated our internal controls regarding the estimation of costs on contracts in progress and have implemented changes as needed, and have also monitored those results up to the quarter ended September 30, 2019.

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

10.1

Mortgage Modification Agreement, dated as of August 5, 2019, by and between 555 N Research Corporation and HSBC Bank USA, National Association (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 5, 2019)

10.2

Reaffirmation of Unlimited Continuing Guaranty, dated as of August 5, 2019, by and between CVD Equipment Corporation and HSBC Bank USA, National Association (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 5, 2019)

10.3

Note Modification Agreement, dated as of August 5, 2019, by and between FAE Holdings 411519R and HSBC Bank USA, National Association (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 5, 2019)

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 12, 2019

31.2*	Certification of Thomas McNeill, Chief Financial Officer, dated November 12, 2019

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 12, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Thomas McNeill, Chief Financial Officer, dated November 12, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of November 2019.

CVD EQUIPMENT CORPORATION

By:	/s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Thomas McNeill
Thomas McNeill
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

10.1

Mortgage Modification Agreement, dated as of August 5, 2019, by and between 555 N Research Corporation and HSBC Bank USA, National Association (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 5, 2019)

10.2

Reaffirmation of Unlimited Continuing Guaranty, dated as of August 5, 2019, by and between CVD Equipment Corporation and HSBC Bank USA, National Association (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 5, 2019)

10.3

Note Modification Agreement, dated as of August 5, 2019, by and between FAE Holdings 411519R and HSBC Bank USA, National Association (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 5, 2019)

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 12, 2019

31.2*	Certification of Thomas McNeill, Chief Financial Officer, dated November 12, 2019

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 12, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Thomas McNeill, Chief Financial Officer, dated November 12, 2019, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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