Form 10-K
period 2019-12-31
CVD EQUIPMENT CORP
filed 2020-03-30
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2019
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

(631) 981-7081
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par value $0.01	CVV	NASDAQ Capital Market

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

Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act.

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

Yes ☐    No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $19,740,810 at June 30, 2019

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 6,633,355 shares of Common Stock, $0.01 par value at March 24, 2020.

DOCUMENTS INCORPORATED BY REFERENCE: None.

__________________________________________________________________________

PART I

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Annual Report on Form 10-K contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements, as there can be no assurance that the plans, intentions or expectations upon which they are based will occur. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various factors and are derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to: competition in our existing and potential future product lines of business; our ability to obtain financing on acceptable terms if and when needed; uncertainty as to our future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the Company and the effect of the novel coronavirus (COVID-19) on our business and operations, and those of our customers, suppliers and other third parties. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. We assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements. Past performance is no guaranty of future results.

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

Based on more than 38 years of experience, we use our capabilities in engineering, manufacturing and process development to transform new applications into leading-edge manufacturing solutions.

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

With the completed purchase of the additional facility, we now have the manufacturing space to accelerate our capabilities of providing materials, coatings and surface treatments to meet our customers’ needs. We have now positioned ourselves for the expansion of our carbon composites and electronic materials, Tantaline® and MesoScribe Technologies product lines. Our focus during the second half of 2019 has been on i) getting our materials facility up and running, ii) starting our MesoScribe™ facility back-up after moving from California to New York, commencing at the end of May 2019 and iii) pursuing additional equipment sales. We invested approximately $2.7 million and $2.5 million during 2019 and 2018, respectively, in building improvements, machinery, and other expenses related primarily to the operations of CVD Materials. The move of Mesoscribe™ operations have been completed and it was fully operational during the middle of our third quarter 2019. Since September 2019, Mesoscribe™ has secured orders of approximately $2 million, and in early 2020 we have hired four employees including test and project management to support those orders and growth opportunities. Tantaline® US equipment systems continue to be installed and are in various stages of process testing and refinement. We have continued to increase our marketing efforts for equipment and materials, and in February 2020 we hired a salesman specific to Tantaline®.

It is common and required to have coating services located near or at least in the country or territory of the customers being service. With regard to Tantaline® our Demark facility provides both local and global deposition services. The majority of the business though has been in Europe. The Central Islip, NY facility will primarily support the US customer base as well as serve as our application and technology center. This is an essential element of our growth strategy for Tantaline®. With respect to our CVD MesoScribe Technologies subsidiary, we have completed the process of consolidating the manufacturing and development operations in Central Islip during our third quarter of 2019. This has resulted in a reduction of our operating expenses associated with no longer leasing space in California and will further provide synergies with the Central Islip sales and marketing functions and place the operations near the local Thermal Spray Center of Excellence located at Stony Brook University.

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

CVD Materials Has several elements and product groups. These are the Tantaline® corrosion resistant surface treatment, the MesoScribe robust material direct write, the Electronic Materials for advance electronics and Carbon Composite products.

Tantaline® treatment is a diffusion bonded protective layer of tantalum formed by chemical vapor deposition on the surface of common materials. Tantalum is the most corrosion resistant metal commercially available. This surface layer provides protection against many of the most aggressive environments, including high temperature concentrated acid. Global sales and technical support is provided by our facility in Central Islip, New York with production provided from our European facility located in Nordborg, Denmark. Tantaline® US equipment systems continue to be installed and are in various stages of process testing and refinement. We have continued to increase our marketing efforts for equipment and materials, and in February 2020 we hired a salesman specific to Tantaline®. We continue to develop new Tantalum processes to improve the corrosion resistance of additional base material such as Nickel based alloys. In 2018, we announced that two patents applications were filed.

MesoScribe Technologies provides MesoPlasma™ printing services and products (heaters, antennas, and sensors) to aerospace, satellite, power generation, defense, and other markets requiring high performance. MesoScribe Technologies operated from a 22,000 square foot facility located in Huntington Beach, CA, until May 2019. The relocation to our CVD Materials operations, in Central Islip, New York, has been completed and it was fully operational during the third quarter of 2019.

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

Tantaline® Corrosion Resistant Coating: Tantaline® treatment is provided as part of either a finished product or as a service applied to customer sourced components. These include valves, fittings, fasteners, vessels, bellows, and a wide range of custom designed items. The Tantaline® treatment drastically improves the corrosion resistance of these base stainless-steel parts extending the service life and increasing value in a wide range of applications.

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

Given the complexity of some of the systems we sell, revenue from a single customer in any one year can exceed 10.0% of our total sales. Two customers represented 39.3% in total and one customer represented 38.2%, respectively, of our annual revenues in fiscal years 2019 and 2018. We believe that our relationships with these customers are positive and may provide us with ongoing continuous sustainability for years to come, however the loss of a large customer would have to be replaced by others, and our inability to do so may have a material adverse effect on our business and financial condition.

For the year ended December 31, 2019, approximately $4.2 million or 21.3% of our revenues were generated by sales to customers outside the U.S., compared to approximately $2.4 million or 9.9% for the year ended December 31, 2018.

Warranties

Warranties on our equipment are typically for twelve months but can range up to twenty-four months from shipment with extended contracts. We furnish any warranties from original manufacturers of components used in our products. We provide service and support for our installed base of equipment with in-house field service personnel. Warranty costs, including those incurred in fiscal years 2019 and 2018, are and have been historically insignificant and expensed as incurred.

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

Backlog

As of December 31, 2019, our order backlog was approximately $8.9 million, compared to $3 million as of December 31, 2018, an increase of $5.9 million. We continue to work at diversifying our customer base away from any one customer as we focus on new opportunities with new and existing customers within our existing marketplaces and in new applications, including the start-up of the CVD Materials operations. The timing for completion of backlog varies depending on the product mix and can be as long as two years or as short as 30-60 days. Order backlog is usually a reasonable management tool to indicate expected revenues, however, it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

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

In the fourth quarter of 2018, we announced the development of a family of advanced Fluid Reactors based on our innovations in nanotechnology and chemical vapor deposition technology. The Fluid Reactor is enabled by a novel reactor core element which allows the efficient transfer of gases into and out of liquids. The market adoption of this technology could supplant existing hollow fiber membrane technology for applications including filtration and liquid gasification or degasification. One such application is blood oxygenation cartridges, known as Extra Corporeal Membrane Oxygenators, which are typically used during cardio pulmonary bypass (CPB) surgery and are essential for life support. CVD has a patent pending embodying this technology. CVD is continuing development of its Fluid Reactor technology and during 2019 filed two related US Provisional Patent Applications.

In addition to the above, we continue to develop new Tantalum processes under our Tantaline® line to improve the corrosion resistance of additional base material such as Nickel-based alloys. CVD’s PCT Publication for this patent pending technology (“Objects Having a Functional Surface Layer and Methods for Making Them”) is currently available for public review (PCT Publication number WO2020/014622).

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

In 2019, we incurred approximately $598,000 in research and development expenses as compared to $607,000 in 2018.

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

Employees

At December 31, 2019, we had 172 employees. We had 84 employees in manufacturing, 44 in engineering (including research and development and efforts related to product improvement) 4 in field service, 8 in sales and marketing and 32 in general management, maintenance and administration, compared to 197 employees as of December 31, 2018.

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

To support the expected growth of our CVD Materials segment and to house the US based business, on November 30, 2017, we purchased the premises located at 555 North Research Place, Central Islip, NY (the “Premises”). The purchase price of the building was $13,850,000, exclusive of closing costs. We have monthly principle and interest payments of $62,481 and have invested $2.7 million and $2.5 million during 2019 and 2018, respectively, in building improvements, machinery, and other expenses related primarily to CVD Materials. Since September 2019, Mesoscribe™ has secured orders of approximately $2 million, and in early 2020 we have hired four employees including test and project management to support those orders and growth opportunities. Tantaline® US equipment systems continue to be installed and are in various stages of process testing and refinement. We have continued to increase our marketing efforts for equipment and materials, and in February 2020 we hired a salesman specific to Tantaline®. If we are unable to reach profitable operations and not recover our investment, it could have a material adverse effect on our financial condition.

Business or economic disruptions or global health concerns could seriously harm our business.

Broad-based business or economic disruptions could adversely affect our business and the sale of our products. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the United States. Initially, this outbreak resulted in extended shutdowns of certain businesses in the Wuhan region and had ripple effects to businesses around the world. Most recently this disruption has extended to the United States including complete or partial government shutdowns of many businesses, schools, bars and restaurants, including our Company. We cannot presently predict the scope and severity of the business shutdowns or disruptions to us, but if we or any of the third parties with whom we engage, including our customers, suppliers and other third parties with whom we conduct business, were to experience extended shutdowns or other business disruptions, our ability to conduct our business could be materially and negatively impacted, and could have a material adverse effect on our business and our results of operation and financial condition.

We have a highly concentrated customer base so that changes in ordering patterns, delays or order cancellations could have a material adverse effect on our business and results of operations.

Two customers represented 39.3% in total and one customer represented 38.2%, respectively, of our annual revenues in fiscal years 2019 and 2018. We believe that our relationships with these customers are positive and may provide us with ongoing continuous sustainability for years to come, however the loss of a large customer would have to be replaced by others, and our inability to do so may have a material adverse effect on our business and financial condition. We expect that contracts or orders from a relatively limited number of customers will continue to account for a substantial portion of our business. The mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If any of our significant customers do not place orders, or they substantially reduce, delay or cancel orders, we may not be able to replace the business in a timely manner or at all, which can and has had a material adverse effect on our results of operations and financial condition. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us and can hurt our competitive position.

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

Because a significant portion of our operating expenses are fixed, we have and may continue to incur substantial expense before we earn associated revenue. If customer cancellations occur, they could result in the loss of anticipated sales without allowing us sufficient time to reduce our operating expenses.

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

When cyclical fluctuations result in lower than expected revenue levels, operating results may be materially adversely affected and cost reduction measures may be necessary for us to remain competitive and financially sound. During a down cycle, we must be able to make timely adjustments to our cost and expense structure to correspond to the prevailing market conditions. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and the number of our personnel to meet customer demand, which may require additional liquidity. We can provide no assurance, that these objectives can be met in a timely manner in response to changes within the industry cycles in which we operate. If we fail to respond to these cyclical changes, our business could be seriously harmed. In 2017, 2018 and 2019, we reported pre-tax income (loss) of $7,195,000, ($5,558,000) and ($4,914,000), respectively.

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

We may also experience significant interruptions of our manufacturing operations, delays in our ability to deliver products or services, increased costs or customer order cancellations as a result of:

●	The failure or inability of suppliers to timely deliver sufficient quantities of quality parts on a cost-effective basis;
●	Volatility in the availability and cost of materials, including rare earth elements;
●	Difficulties or delays in obtaining required import or export approvals;
●	Information technology or infrastructure failures; and

●	Natural disasters or other events beyond our control (such as earthquakes, floods or storms, regional economic downturns, pandemics, social unrest, political instability, terrorism, or acts of war).
●	The effects of the novel coronavirus (COVID-19) on our employees, suppliers and other third-parties upon which we rely.

For example, we may source certain materials used in the development and manufacture of our products from regions affected by the novel coronavirus (COVID-19), which could make access to our supply chain difficult and could affect our business. If a supplier fails to meet our requirements concerning quality, cost, socially-responsible business practices, or other performance factors, we may transfer our business to alternative sources, which could entail manufacturing delays, additional costs, or other difficulties. In addition, if we need to rapidly increase our business and manufacturing capacity to meet increases in demand or expedited shipment schedules, this may exacerbate any interruptions in our manufacturing operations and supply chain and the associated effect on our working capital.

If any of our customers cancel or fail to accept a large system order, our financial position and results of operations could be materially and adversely affected.

Our backlog, largely consists of orders for customized systems including our chemical vapor deposition equipment and annealing and diffusion furnaces which are built to client specifications. We also have a significant concentration of revenue with customers exceeding 10% of revenues. Two customers represented 39.3% in total and one customer represented 38.2%, respectively, of our annual revenues in fiscal years 2019 and 2018. These customized systems can have prices that range from $100,000 to several million dollars, depending on the configuration, specific options included and any special requirements of the customer.  Because our orders are subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor does our backlog provide any assurance of achievement of revenues or that we will realize a profit from completing these orders.  Our financial position and results of operations could be materially and adversely affected should any large system order be cancelled prior to shipment, or not be accepted by the customer due to alleged non-conformity with product specifications or otherwise. Likewise, a significant change in the liquidity or financial position of any of our customers that purchase large systems, could have a material impact on the collectability of our accounts receivable and our future operating results.  Our backlog does not provide any assurance that we will realize a profit from those orders, or indicate in which period revenue will be recognized.

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

We need to manage the growth of our CVD Materials operations effectively or we may experience difficulty in filling customer orders, declining product quality, increased costs or other operating challenges.

We anticipate that growth of our operations will be required to satisfy our projected increase in demand for our products and to avail ourselves of new market opportunities. The expanding scope of our business and the growth in the number of our employees, customers and products have placed and will continue to place a significant strain on our management, information technology systems, manufacturing facilities and other resources. To properly manage our growth, we may need to hire additional employees, upgrade our existing financial and reporting systems and improve our business processes and controls. Failure to effectively manage our growth could make it difficult to manufacture our products and fill orders, as well as lead to declines in product quality or increased costs; any of these would adversely impact our business and results of operations.

Historically, we have only manufactured in unit or small batch quantities for our systems orders. If we receive orders for a large number of our systems, we may not have the internal manufacturing capacity to fill these orders on a timely basis, if at all, and may be forced to subcontract or outsource some of the fabrication of these systems to third parties. We cannot assure you that we will be able to successfully subcontract or outsource the fabrication of our systems at a reasonable cost to us, or that such third parties will adhere to our quality control standards.

Our business might be adversely affected by our dependence on foreign business.

During the year ended December 31, 2019, approximately $4.2 million or 21.3% of our revenues were generated by sales to customers outside the U.S. compared to approximately $2.4 million or 9.9% for the year ended December 31, 2018.

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

Although we purchased an additional facility in November 2017, we could require additional financing to support our investment in our CVD Materials segment and to further implement our overall growth plans.  If any additional financing is not available if and when required on commercially reasonable terms, if at all, or, even if available and we issue additional common stock, it may materially dilute the ownership interests of the then existing shareholders.

We may be required to take additional impairment charges on assets.

We are required to assess goodwill and indefinite-lived intangible assets at least annually for impairment, or on an interim basis, whenever certain events occur or circumstances change, such as an adverse change in business climate or a decline in the overall industry, that would more likely than not reduce the fair value below its carrying amount. We are also required to test our long-lived assets, including acquired intangible assets and property, plant and equipment, for recoverability and impairment whenever there are indicators or impairment, such as an adverse change in business climate.

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

●	receipt of large orders or cancellations of orders for our products;

●	issues associated with the performance and reliability of our products;
●	actual or anticipated variations in our results of operations;
●	announcements of financial developments or technological innovations;
●	changes in recommendations and/or financial estimates by investment research analysis;
●	strategic transactions, such as acquisitions, divestitures, or spin-offs; and
●	the occurrence of major catastrophic events, including the effects of the spread of the novel coronavirus (COVID-19)
●	trading volume is low

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Description of Property.

Owned Locations	Size (sf)	Segment	Mortgage/Loan	Principal use
Central Islip, NY	130,000	CVD Equipment	Yes	Corporate: R&D; Manufacturing
Central Islip, NY	179,000	CVD Materials	Yes	Manufacturing and R&D
Saugerties, NY	22,000	SDC	No	Admin; Manufacturing

Leased Locations	Size (sf)	Segment	Lease term	Principal use
Nordborgvej,
Denmark	7,793	CVD Materials	1 year	Process coatings,
				Admin

Item 3.	Legal Proceedings.

As previously disclosed on our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2019, a complaint was filed against the Company in the United States District Court for the Eastern District of New York by plaintiff O2Cure Ltd. alleging patent infringement by the Company, and seeking injunctive relief against the Company to settle with unspecified damages.

Also, as previously disclosed by the Company, on January 29, 2020, O2Cure Ltd. filed a Notice of Voluntary Dismissal Without Prejudice in the United States District Court for the Eastern District of New York. Accordingly, the claims previously asserted in the Complaint against the Company have been withdrawn and the action is now closed.

In addition, we are and may become subject to various claims, lawsuits and proceedings in the ordinary course of our business. Such claims include claims by current or former employees, distributors and competitors, claims concerning intellectual property infringement and product liability claims.  The outcomes of these legal actions are not within our complete control and may not be known for prolonged periods of time.  We are currently involved in a litigation concerning a former employee who alleges he suffered injuries while operating equipment during the course of his employment.  We believe that the plaintiff’s claims are adequately covered by insurance and, in the opinion of management, we have meritorious defenses and such claims are not expected to result in a material, adverse effect on our financial condition. However, in the event that damages exceed the aggregate coverage limits of our policies or if our insurance carriers disclaim coverage, we believe it is possible that costs associated with these claims could have a material adverse impact on our consolidated results of operations, financial position or cash flows.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Capital Market under the symbol “CVV.” The following table sets forth, for the periods indicated, the high and low prices of our common stock on the NASDAQ Capital Market.

	High	Low
Year Ended December 31, 2019:
1st Quarter	$4.75	$3.38
2nd Quarter	3.98	3.44
3rd Quarter	3.80	3.25
4th Quarter	4.00	3.10

	High	Low
Year Ended December 31, 2018:
1st Quarter	$11.97	$8.75
2nd Quarter	9.95	6.39
3rd Quarter	7.78	5.25
4th Quarter	6.33	3.35

As of March 24, 2020, there were approximately 91 holders of record and approximately 1,200 beneficial owners of our common stock, and the closing sales price of our common stock as reported on the NASDAQ Capital Market was $2.51.

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

Equity Compensation Plan Information Table

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2019.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders	432,930	$11.00	555,018
Equity compensation plans not approved by security holders	--	N/A	--

Total	432,930	$11.00	555,018

(1)     Reflects aggregate options and restricted stock awards outstanding under our 2001 Stock Option Plan, 2007 Share Incentive Plan and 2016 Equity Incentive Plan.

(2)     Calculation is exclusive of the value of any unvested restricted stock awards.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.          Selected Financial Data.

None.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: competition in the Company’s existing and potential future product lines of business; the Company’s ability to obtain financing on acceptable terms if and when needed; uncertainty as to the Company’s future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the Company and the effect of the novel coronavirus (COVID-19) on our business and operations, and those of our customers, suppliers and other third parties . Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Past results are no guaranty future performance. You should not place undue reliance on any forward-looking statements, which speak only as of the dates they are made. When used with this Report, the words “believes”, “anticipates”, ”expects”, “estimates”, “plans”, “intends”, “will” and similar expressions are intended to identify forward-looking statements.

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

Based on more than 38 years of experience, we use our capabilities in engineering, manufacturing and process development to transform new applications into leading-edge manufacturing solutions. This enables university, research and industrial scientists at the cutting edge of technology to develop next generation aerospace, medical, nano, LEDs, semiconductors and other electronic components. We develop, manufacture and provide equipment for research and production based on our proprietary designs. We have built a significant library of design expertise, know-how and innovative solutions to assist our customers in developing these intricate processes and to accelerate their commercialization. This library of solutions, along with our vertically integrated manufacturing facilities, allows us to provide superior design, process and manufacturing solutions to our customers on a cost-effective basis.

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

Current Developments

Our focus during the second half of 2019 has been on i) getting our materials facility up and running, ii) starting our MesoScribe™ facility back-up after moving from California to New York, commencing at the end of May 2019 and iii) pursuing additional equipment sales. We invested approximately $2.7 million and $2.5 million during 2019 and 2018, respectively, in building improvements, machinery, and other expenses related primarily to CVD Materials. Mesoscribe™ has been back up operating since our third quarter 2019. Since September 2019, Mesoscribe™ has secured orders of approximately $2 million, and in early 2020 we have hired four employees including test and project management to support those orders and growth opportunities. Tantaline® US equipment systems continue to be installed and are in various stages of process testing and refinement. We have continued to increase our marketing efforts for equipment and materials, and in February 2020 we hired a salesman specific to Tantaline®.

Revenue in the last two years decreased from $41.1 million for the year ended December 31, 2017, to $24.3 million and $19.6 million, for the years ended December 31, 2018 and 2019, respectively. However, revenue for Q3 and Q4 2019 were $5.7 million and $5.5 million, respectively. Our new orders for Q3 and Q4 2019 were $7.9 million and $7.8 million, respectively, however new orders for Q1 2020 are significantly below those levels. Since December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the United States. Initially, this outbreak resulted in extended shutdowns of certain businesses in the Wuhan region and had ripple effects to businesses around the world. Most recently this disruption has extended to the United States including complete or partial government shutdowns of many businesses, schools, bars and restaurants, including our Company. We cannot presently predict the scope and severity of the business shutdowns or disruptions to us. Despite these events, we continue to strive to achieve new orders. As a result, the timing for a return to profitability depends upon, among other things, the receipt of new orders, the ramp up of the materials business, as well as reviewing our planned expenditures and operating expenses for potential cost savings to minimize these losses, including our ability to sublet a portion of the CVD materials facility vacated at the end December 31, 2019. At December 31, 2018, we reduced our employees 15% to 197, and we further reduced our employees 13% to 172 at December 31, 2019.  We continue to monitor our staffing level to support current operations and level of current and expected orders.

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

We continue to dedicate significant portions of our technical and manufacturing resources to new materials development and opening of the new CVD Materials facility. We believe this will pave the way for future expansion across our portfolio and to improve and streamline revenue growth and profitability over the longer term.

Constant investment in expansion and innovation is necessary, even during times of reduced order levels, to strengthen and secure our competitive position and open up new opportunities in the markets we serve. We believe we have the capital to continue to work to produce increased yet stable revenue, productivity and profitability over the long-term.

Statement of Operations

	Twelve Months Ended
	December 31,
	2019	2018

Revenue	$19,646,652	$24,334,331

Cost of revenue	16,850,077	19,156,201

Gross profit	2,796,575	5,178,130

Operating expenses
Research and development	597,456	606,618
Selling and shipping	898,338	1,620,089
General and administrative	6,285,496	8,205,942

Total operating expenses	7,781,290	10,432,649

Operating loss	(4,984,715)	(5,254,519)

Other income (expense):
Interest income	142,579	159,953
Interest expense	(482,844)	(463,017)
Other Income	411,230	-
Total other income (expense), net	70,965	(303,064)

Loss before income tax	(4,913,750)	(5,557,583)

Income tax expense (benefit)	1,413,908	(356,562)

Net loss	(6,327,658)	$(5,201,021)

Revenue

	2019	2018	Change	%Change
CVD Equipment	$14,065,112	$17,860,025	$(3,794,913)	(21.3%	)
SDC	3,941,946	4,731,638	(789,692)	(16.7%	)
CVD Materials	1,639,594	1,742,668	(103,074)	(5.9%	)
Total	$19,646,652	$24,334,331	$(4,687,679)	(19.3%	)

Our revenue for the year ended December 31, 2019 was $19.6 million compared to $24.3 million for the year ended December 31, 2018, resulting in a decrease of 19.3% which was primarily attributable to the completion of orders received from our largest customer in the prior year. This customer, in the aerospace industry from which we have secured multiple orders, represented $4.7 million or approximately 23.8% of our revenue for the year ended December 31, 2019 compared to $9.3 million or approximately 38.2% of our revenue for the year ended December 31, 2018.

The revenue contributed for the year ended December 31, 2019, by the CVD Equipment segment, was $14.1 million, or 71.6% of our overall revenue. This represented a decrease of 21.3% or $3.8 million, as compared to $17.9 million in the prior year, which totaled 73.4% of our overall revenue. This decrease was primarily the result of the completion of equipment sales orders from our largest customer in the prior year.

Annual revenue for our SDC segment decreased to $3.9 million in 2019 as compared to $4.7 million in 2018, a decrease of 16.7%. The decrease is primarily attributable to a higher level of sales order activity in the prior year, as well as the timing of delivery of a large order at the end of 2019 due to customer delays. The SDC segment represented 20.0% and 19.4% of our total revenue during the years ended December 31, 2019 and December 31, 2018, respectively.

Revenues for our CVD Materials segment were $1.6 million in the year ended December 31, 2019 as compared to $1.7 million for 2018. The decrease of $.1 million was due to decreased sales from MesoScribe, impacted by its move from California to NY in the summer of 2019.

Gross Profit

Gross profit for the year ended December 31, 2019 amounted to $2.8 million, with a gross profit margin of 14.2%, compared to a gross profit of $5.2 million and a gross profit margin of 21.3% for the year ended December 31, 2018. The decreased gross profit and gross profit margin were the result of the reduction in sales from our largest customer and delays in receiving new orders, while costs principally remained at levels to support our anticipated expansion of the CVD Materials segment and future growth.

Research and Development, Selling and General and Administrative Expenses

Research and Development:

Due to the technical development required on our custom orders, our research and development team and their expenses are charged to costs of goods sold when they are working directly on a customer project. When they are not working on a customer project, they work in our Application Laboratory and their costs are charged to research and development. For the years ended December 31, 2019 and 2018, we incurred $598,000 and $607,000 respectively of internal research and development costs.

Selling:

Selling expenses were $.9 million or 4.6% of the revenue for the year ended December 31, 2019 as compared to $1.6 million or 6.7% for the year ended December 31, 2018. The decrease was a result of cost reductions related to employees and payroll related costs as a result of lower sales.

General and Administrative:

General and administrative expenses for the year ended December 31, 2019 were $6.3 million or 32.0% of revenue compared to $8.2 million or 33.7% during the year ended December 31, 2018, a decrease of $1.9 million. The decrease was primarily the result of employee reductions and related payroll and benefit costs as a result of the overall lower sales demand, a $367,000 decrease in stock compensation costs and a decrease of $241,000 in consulting costs related to systems implementation and accounting services.

Operating Loss

As a result of the decreased revenues and gross margins, we recorded an operating loss of $5.0 million for the year ended December 31, 2019 as compared to operating loss of $5.3 million for the year ended December 31, 2018, which was driven primarily by the reduced revenue from our largest customer.

Other (Expenses)/Income

Other income (expenses) were $71,000 and ($303,000) for the years ended December 31, 2019 and 2018, respectively. This increased income was the primarily the result of $411,000 in rental income from leasing a portion of our CVD Materials facility commencing in June 2019, offset partially by increased interest expense of $20,000.

Income Taxes

For the year ended December 31, 2019, we recorded an income tax expense of $1,414,000 as compared to an income tax benefit of $357,000 in the year ended December 31, 2018. For the year ended December 31, 2019, the Company has provided a full valuation allowance against all of the net deferred tax assets in the amount of $2,497,414. This was based on management’s assessment, including the last two years of operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. During 2018, our corporate tax rate was reduced to 21% as a result of The Tax Cuts and Jobs Act (“TCJA”) enacted December 22, 2017.  This rate was partially offset by permanent differences related to fixed and intangible assets, stock-based compensation and other items resulting in an effective tax rate of 6.4%.

Net Income Loss

As a result of the foregoing factors, for the year ended December 31, 2019, we had a net loss of $6.3 million or $.96 per diluted share compared to a net loss of $5.2 million or $0.80 per diluted share for the year ended December 31, 2018.

Inflation

Inflation has not materially impacted our operations.

Liquidity and Capital Resources

As of December 31, 2019, we had aggregate working capital of $8.8 million compared to aggregate working capital of $15.4 million at December 31, 2018. Our cash and cash equivalents of at December 31, 2019 and 2018 were $8.7 million and $11.4 million, respectively. The decrease in working capital of $6.6 million is primarily attributable to the overall sales reductions and resulting operating loss for the year and debt service payments of approximately $1.2 million, including payments on our investment in the CVD Materials building on November 30, 2017. We have invested $2.7 million and $2.5 million during 2019 and 2018, respectively, in building improvements, machinery, and other expenses related primarily to CVD Materials, and we also incurred operating costs of approximately $.3 million, exclusive of interest expense. Further, there were decreases in contract assets of $.8 million, cash of $2.8 million and accounts receivable of $1.5 million, as well as increases in deferred revenue of 1.0 million.

Accounts receivable, net of allowance for doubtful accounts, decreased by $1.5 million or 37.4% at December 31, 2019 to $2.6 million compared to $4.1 million at December 31, 2018. This decrease is principally due to the timing of shipments and customer payments.

We have a loan agreement with HSBC USA, N.A. (the “HSBC”) which is secured by a mortgage on our Central Islip headquarters at 355 South Technology Drive. The loan is payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity in March 2022. The balances as of December 31, 2019 and December 31, 2018 were approximately $2.4 million and $2.7 million respectively. Interest accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% or Prime less 0.5% (3.49% and 2.18% at December 31, 2019 and 2018, respectively).

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

The balances as of December 31, 2019 and 2018 were approximately $9.7 million and $10.0 million, respectively. The Note bears interest for each Interest Period (as defined in the Note), at the fixed rate of 3.9148%. The maturity date for the Note is December 1, 2022. As a condition of the Bank making the Loan, we were required to guaranty Assignee’s obligations under the Loan.

At December 31, 2018, we were not in compliance with the only financial covenant (fixed charge coverage ratio) contained in the Mortgage. On March 26, 2019 the Company received a waiver from HSBC until April 1, 2020. On August 5, 2019, the Company entered into a Mortgage Modification Agreement which replaced the former covenant with a Minimum Liquid Assets covenant. The Company is in compliance with its obligations under the mortgage at December 31, 2019.

In December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the United States. Initially, this outbreak resulted in extended shutdowns of certain businesses in the Wuhan region and had ripple effects to businesses around the world. Most recently this disruption has extended to the United States including complete or partial government shutdowns of many businesses, schools, bars and restaurants, including our Company. We cannot presently predict the scope and severity of the business shutdowns or disruptions to us, but if we or any of the third parties with whom we engage, including our customers, suppliers and other third parties with whom we conduct business, were to experience extended shutdowns or other business disruptions, our ability to conduct our business could be materially and negatively impacted, and could have a material adverse effect on our business and our results of operation and financial condition.

At December 31, 2019 we have reduced our employee headcount by 13% to 172, as compared to 197 at December 31, 2018.  We are continuing to evaluate our staffing levels to support the CVD Materials new building and related operations, and the level of current and expected orders. We believe that our cash and cash equivalent positions and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months from the date of issuance of the accompanying financial statements.

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our significant estimates include accounting for certain items such as revenues on long-term contracts recognized on the input method; valuation of inventories at the lower of cost or realizable value; allowance for doubtful accounts receivable; valuation of stock-based compensation; estimated lives and recoverable value of our long-lived assets and certain components of the deferred income tax provisions which are based on estimates of future taxable events.

Revenue Recognition

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

Stock-Based Compensation

We record stock-based compensation in accordance with the provisions set forth in the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Stock Compensation”. ASC 718 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

Long-Lived Assets and Intangibles

Long-lived assets consist primarily of property, plant and equipment. Intangibles consist of patents, copyrights, intellectual property, licensing agreements and certifications. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets.” If the asset is determined to be impaired, the impairment loss is measured on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value. We had no recorded long-lived asset impairment charges in the statement of operations during each of the years ended December 31, 2019 and 2018.

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

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 13d-15(e) under the Exchange Act of 1934, as amended, (the “Exchange Act”)). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2019.

Based on that review and evaluation, our Chief Executive Officer and Chief Financial Officer, along with others in our management, have determined that as of the end of the period covered by this Report on Form 10-K, the disclosure controls and procedures were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosures.

Since the first quarter of 2019, through the third quarter of 2019, we remediated previously disclosed deficiencies by implementing changes, and monitoring the results of those changes in each successive quarter up to the quarter and year ended December 31, 2019 as follows: (1) established stricter formal procedures with respect to how and when our management will communicate to the auditors and Audit Committee on a more timely basis, (2) adopted sufficient written policies and procedures for accounting and financial reporting, (3) appointed and/or designated additional qualified personnel to ensure timely filing of the reports that we file or submit under the Exchange Act, (4) added additional, multiple review levels, and (5) receive from the staff of the foreign subsidiary financial information on a weekly, monthly and quarterly basis in order to monitor more closely. In addition, during the first quarter of 2019, we have reevaluated our internal controls regarding the estimation of costs on contracts in progress and have implemented changes as needed, and have also monitored those results up to the quarter and year ended December 31, 2019.

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

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013)”. Management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on the criteria established by the COSO Internal Control Framework.

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

The following table sets for the names, ages and positions with the Company of each of our directors and executive officers, as of March 24, 2020.

Name	Age	Position(s) with the Company
Leonard A. Rosenbaum	74	Chairman of the Board of Directors, Chief Executive Officer, President
Martin J. Teitelbaum	69	Director, General Counsel and Assistant Secretary
Conrad J. Gunther	73	Director, Chairperson-Compensation Committee
Lawrence J. Waldman	73	Lead Independent Director, Chairperson-Audit Committee
Raymond A. Nielsen	69	Director, Chairperson-Nominating, Governance and Compliance Committee
Thomas McNeill	57	Chief Financial Officer, Secretary and Treasurer
Steven Aragon	58	Chief Operating Officer
Kevin R. Collins	54	Vice President and General Manager-SDC Division
Emmanuel Lakios	58	Vice President of Sales and Marketing
Max Shatalov	49	Vice President of Engineering and Technology
Karlheinz Strobl	60	Vice President of Business Development

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

Lawrence J. Waldman

Lawrence J. Waldman was appointed a member of the Board of Directors on October 5, 2016 and serves as Chairman of the Audit Committee as well as the Lead Independent Director. Mr. Waldman has over forty years of experience in public accounting. He joined First Long Island Investors LLC, an investment and wealth management firm, as a Senior Advisor in May 2016. Prior to that Mr. Waldman served as an advisor to the accounting firm of EisnerAmper LLP, where he was previously the Partner-in-Charge of Commercial Audit Practice Development for Long Island since September 2011. Prior to joining EisnerAmper LLP, Mr. Waldman was the Partner-in-Charge of Commercial Audit Practice Development for Holtz Rubenstein Reminick, LLP from July 2006 to August 2011. Mr. Waldman was the Managing Partner of the Long Island office of KPMG LLP from 1994 through 2006, the accounting firm where he began his career in 1972. Mr. Waldman serves as a director of Apyx Medical Corporation, formerly Bovie Medical Corporation, since 2011 and he is currently the Chair of the Audit Committee and Lead Independent Director of the Board. Mr. Waldman has served as a member of the Board of Directors of Northstar/RXR Metro Income Fund, a non-traded Real Estate Investment Trust, and has served as a member of its audit committee from 2014 until October of 2018. Mr. Waldman was elected to the Board of Directors of Comtech Telecommunications Corp. in August of 2015, and since December 2015, serves as Chair of its Audit Committee. Mr. Waldman is also the Chair of the Supervisory Committee of Bethpage Federal Credit Union. Mr. Waldman previously served as a member of the State University of New York's Board of Trustees and as chair of its audit committee. He also previously served as the Chairman of the Board of Trustees of the Long Island Power Authority and as Chair and a member of the finance and audit committee of its Board of Trustees. Mr. Waldman is a Certified Public Accountant. Mr. Waldman qualifies to serve as a director, Audit Committee Chairman and Lead Independent Director because of his more than 35 years’ experience in public accounting and his service on various boards.

Raymond Nielsen

Raymond Nielsen was appointed a member of the Board of Directors on October 5, 2016. Mr. Nielsen was the Director of Finance for The Beechwood Organization until January 2019 and has been responsible for Project and Corporate Finance including Strategic Planning Initiatives since 2014. He has been a member of the Board of Directors of Bridgehampton National Bank and Bridge Bancorp Inc., its Parent holding company since 2013, serving on the Compensation Committee, Corporate Governance & Nominating Committee, ALCO, Loan, and the Compliance, BSA & CRA Committees. Mr. Nielsen is the former CEO of Reliance Federal Savings Bank and Herald National Bank, and a 45-year veteran of the banking industry. Mr. Nielsen also served as a Director of North Fork Bancorporation and its subsidiary North Fork Bank for 6 years where he chaired both the Compensation Committee and Audit Committee as well as having served as Lead Independent Director. Mr. Nielsen’s extensive public company, banking and real estate development experience will provide a valuable resource to the Board of Directors and Executive Management.

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

Max Shatalov

Dr. Shatalov joined CVD as Vice President of Engineering and Technology in April 2018.  Prior to CVD Mr. Shatalov was employed by Sensor Electronic Technology Inc. (SETi) a LED company where he held multiple technical and management positions from 2006 thru 2018. In 2017 Dr. Shatalov became Vice President of Technology responsible for UV LED technology and LED application development at SETi.  Dr. Shatalov has over twenty years of experience in semiconductor research and devices and holds more than 12 U.S. patents.

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

Audit Committee

Our Board of Directors has an Audit Committee that currently consists of, Lawrence J. Waldman, Chairman, Conrad J. Gunther and Raymond A. Nielsen. During the fiscal year ended December 31, 2019, the Audit Committee held seven meetings. Pursuant to the Audit Committee Charter, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and each such independent auditor shall report directly to the Committee. The Audit Committee also reviews with management and the independent auditors, our annual audited financial statements (including the disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the scope and results of annual audits and the audit and non-audit fees of the independent registered public accounting firm. Messrs. Gunther, Waldman and Nielsen are “independent” under the requirements of the NASDAQ Stock Market.

The Board of Directors has determined that each of Messrs. Gunther and Waldman is an “audit committee financial expert” as that term is defined in the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors, officers and ten percent shareholders. To our knowledge, based solely on our review of (a) the copies of such reports and amendments thereto furnished to us and (b) written representations that no other reports were required, during our fiscal year ended December 31, 2019, all of the filings for our officers, directors and ten percent shareholders were made on a timely basis except Dr. Max Shatalov, who inadvertently failed to file timely a Form 3.

Item 11.     Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation of our chief executive officer and chief financial officer, and our “named executive officers,” for the years ended December 31, 2019 and 2018.

Name and principal position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	Stock Awards ($) (1)	All Other Compensation	Total ($)

Leonard A. Rosenbaum President and Chief Executive Officer	2019 2018	310,000 314,008	- -	- -	- 21,912	11,923(2) 11,923(2)	321,923 347,843

Thomas McNeill (3) Secretary and Chief Financial Officer	2019 2018	184,154 -	- -	- -	41,500 -	- -	225,654 -

Martin J. Teitelbaum General Counsel and Assistant Secretary	2019 2018	269,231 277,170	- -	- -	- 21,912	- -	269,231 299,082

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

(2)	Represents payment for accrued and unused vacation time.
(3)	Effective March 4, 2019, Thomas McNeill was appointed CFO, Secretary and Treasurer.

Employment Agreements and Potential Payments Upon Termination or Change in Control

There are no arrangements for compensation of directors and there are no employment contracts between the company and its directors or any change in control arrangements.

Outstanding Equity Awards at December 31, 2019

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2019.

	OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Options Exercisable	Number of Securities Options Unexercisable	Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity Incentive Plan Awards: Number of unearned shares or units that not vested		Equity Incentive Plan Awards: Market or payout value of unearned shares or units that have not vested
Leonard A. Rosenbaum	-						800	(1)	$2,576

Thomas McNeill (3)	-						10,000	(2)	$32,200

Martin J. Teitelbaum	5,310		$4.25	1/15/2020			800	(1)	$2,576
	1,400		$7.90	1/15/2021

(1)	Restricted stock units vest as to 800 shares on October 1, 2020.
(2)	Restricted stock units vest as to 2,500 shares respectively on March 4, 2020 and 2021 and 5,000 shares on March 4, 2022.
(3)	Effective March 4, 2019, Thomas McNeill was appointed CFO, Secretary and Treasurer.

2019 Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2019.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Restricted Stock Awards (1)	Total
Conrad J. Gunther	$22,000	22,188	$33,516	$77,704
Lawrence J. Waldman	60,000	22,188	45,486	127,674
Raymond A. Nielsen	22,000	22,188	33,516	77,704
Dr. Robert Brill (2)	24,000	-	27,232	51,232

(1)

Amounts shown do not necessarily reflect compensation actually received by the named director. Instead, the amounts shown are the compensation costs recognized by CVD in fiscal 2019 for awards as determined pursuant to ASC 718. The assumptions used to calculate the value of option awards are set forth under Note 11 of the Notes to Consolidated Financial Statements.

(2)

On August 22, 2019, Robert Brill, a director of CVD Equipment Corporation (the “Company”), notified the Company that he will be retiring as a director of the Company for personal reasons when his term expires at the next annual meeting of the shareholders of the Company, which was held on October 29, 2019.

On May 9, 2016, the Board of Directors adopted a Director Compensation Plan for all non-employee directors, which retroactively from January 1, 2016, provided for annual compensation of approximately fifty thousand dollars ($50,000) to each non-employee director in a combination of 40% cash and 60% stock grant.

On December 14, 2018, the Board of Directors approved a new Director Compensation Plan for all non-employee directors which is effective January 1, 2019 and provides for additional compensation to Committee Chairs as well as for the Independent Lead Director. The independent Lead Director receives $30,000 in cash, the Audit Chairman receives $25,000 in combination of cash and stock grants, and the other Committee Chairs receive amounts ranging from $5,000-$10,000 in a combination of cash and stock grants.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 24, 2020, information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent (5%) of our common stock, (b) each of our directors, (c) each of the named executive officers, and (d) all directors and executive officers and executive employees as a group. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of March 24, 2020.

Name and Address of Beneficial Owner (1)	Amounts and Nature of Beneficial Ownership (2)		Percent of Class (%)

Leonard A. Rosenbaum	831,368	(3)	12.6
Martin J. Teitelbaum	78,107	(4)	1.2
Conrad J. Gunther	83,488	(5)	1.3
Lawrence J. Waldman	33,200	(6)	*
Raymond A. Nielsen	30,200	(7)	*
Thomas McNeill	2,500	(8)	*
Steven Aragon	104,192	(9)	1.6
Karlheinz Strobl	122,721	(10)	1.9
Kevin R. Collins	90,860	(11)	1.4
Max Shatalov	-	(12)	*
Emmanuel Lakios	68,098	(13)	1.0
All directors and executive officers and executive employees as a group (eleven) persons)	1,444,734		21.8

*Less than 1% of the outstanding common stock or less than 1% of the voting power

(1)

The address of Messrs. Rosenbaum, Teitelbaum, Gunther, Waldman, Nielsen, McNeill, Strobl, Aragon Shatalov and Lakios is c/o CVD Equipment Corporation, 355 South Technology Drive, Central Islip, New York 11722. The address of Mr. Collins is c/o Stainless Design Concepts, 1117 Old Kings Highway, Saugerties, NY 12477.

(2)	All of such shares are owned directly with sole voting and investment power, unless otherwise noted below.

(3)	Does not include 800 shares of unvested restricted stock units.

(4)	Includes 2,000 shares held by Mr. Teitelbaum’s wife as to which beneficial ownership thereof is disclaimed by Mr. Teitelbaum. Does not include 800 shares of unvested restricted common stock units.

(5)	Does not include 9,000 shares of unvested restricted common stock.

(6)	Does not include 12,200 shares of unvested restricted common stock.

(7)	Does not include 9,000 shares of unvested restricted common stock.

(8)	Does not include 7,500 shares of unvested restricted common stock.

(9)	Does not include 800 shares of unvested restricted common stock units.

(10)	Does not include 800 shares of unvested restricted common stock units.

(11)	Does not include 800 shares of unvested restricted common stock units.

(12)	Does not include unvested options to purchase 20,000 shares of our common stock.

(13)	Does not include unvested options to purchase 40,000 shares of our common stock. Does not include 600 shares of unvested restricted common stock units.

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

Effective September 20, 2019, the Company authorized the engagement of Marcum, LLP, Certified Public Accountants (“Marcum”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2019. Marcum also performed the review of the Company’s interim quarterly period ending September 30, 2019. Previously MSPC, Certified Public Accountants and Advisors (“MSPC) were the Company’s independent registered public accounting firm. The following presents fees for professional audit services rendered by Marcum, for the year ended December 31, 2019, and MSPC, for the year ended December 31, 2018.

	2019	2018

Audit Fees	$145,500	$161,511
Audit-Related Fees	10,000	5,000
All Other Fees	-	-
Total Fees	$155,500	$166,511

Audit-Fees

Audit fees for 2019 consisted of the review of the first and second quarters of 2019 by MSPC and the review of the third quarter and audit of the year-end by Marcum.

Audit -related Fees

Consisted of the audit of the Company’s Defined Contribution Plan 401(k) by MSPC.

Audit Committee Approval

The engagement of the Company’s independent registered public accounting firm is pre-approved by the Company’s Audit Committee. The Audit Committee pre-approves all fees billed and all services rendered by the Company’s independent registered public accounting firm.

PART IV

Item 15.     Exhibits, Financial Statement Schedules

3.1	Certificate of Incorporation dated October 12, 1982, incorporated herein by reference to Exhibit 3.1 to our Form S-1 filed on July 3, 2007.

3.2	Certificate of Amendment dated April 25, 1985 of Certificate of Corporation incorporated herein by reference to Exhibit 3.1 to our Form S-1 filed on July 3, 2007.

3.3	Certificate of Amendment dated August 12, 1985 of Certificate of Corporation incorporated herein by reference to Exhibit 3.1 to our Form S-1 filed on July 3, 2007.

3.4	Certificate of Amendment of the Certificate of Incorporation, dated December 9, 2016 incorporated herein by reference to Exhibit 3.1 on our Current Report on Form 8-K filed on December 14, 2016.

3.5	Bylaws of CVD Equipment Corporation, incorporated herein by reference to Exhibit 3.2 to our Form S-1 filed on July 3, 2007.

3.6	Amended and restated By-laws of CVD Equipment Corporation, dated as of October 5, 2016, incorporated herein by reference to Exhibit 3.5 to our Current Report on Form 8-K filed on October 11, 2016.

4.1**	Description of the Company’s Securities

10.1	CVD Equipment Corporation 2001 Stock Option Plan incorporated herein by reference to Exhibit 3.1 to our Form S-1 filed on July 3, 2007.*

10.2	Form of Non-Qualified Stock Option Agreement incorporated herein by reference to Exhibit 3.1 to our Form 10-KSB filed on March 26, 2007.*

10.3	CVD Equipment Corporation 2007 Share Incentive Plan incorporated herein by reference to our Schedule 14A filed November 5, 2007. *

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

10.21

Town of Islip Industrial Development Agency and FAE Holdings 411519R, LLC Amended and Restated Lease and Project Agreement dated as of November 1, 2017, incorporated by reference to the Company’s Annual Report on Form 10-K filed with Commission on April 2, 2018.

10.22

Amended and Restated Note by and between 555 N Research Corporation and HSBC Bank USA, National Association, incorporated by reference to the Company’s Annual Report on Form 10-K filed with Commission on April 2, 2018.

10.23

Mortgage Modification Agreement, dated as of August 5, 2019, by and between 555 N Research Corporation and HSBC Bank USA, National Association, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 5, 2019.

10.24

Reaffirmation of Unlimited Continuing Guaranty, dated as of August 5, 2019, by and between CVD Equipment Corporation and HSBC Bank USA, National Association, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 5, 2019.

10.25

Note Modification Agreement, dated as of August 5, 2019, by and between FAE Holdings 411519R and HSBC Bank USA, National Association, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 5, 2019.

10.26

West side sublease, dated May 31, 2019, by and between the Company and ELM Freight Handlers Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2019.

10.27

East side sublease, dated May 31, 2019, by and between the Company and ELM Freight Handlers Inc., incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 13, 2019.

16.1

Letter from MSPC, Certified Public Accountants and Advisors, A Professional Corporation, dated September 23, 2019, incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2019.

21.1**	List of Subsidiaries.

23.1	**Consent of MARCUM, Certified Public Accountants and Advisors, A Professional Corporation (S-8).

23.2	**Consent of MSPC, Certified Public Accountants and Advisors, A Professional Corporation (S-8).

31.1	**Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	**Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	**Section 1350 Certification of Principal Executive Officer.

32.2	**Section 1350 Certification of Principal Financial Officer.

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

DATE:        March 30, 2020

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

NAME	POSITION	DATE

/s/ Leonard A Rosenbaum	President, Chief Executive Officer and Director	3/30/2020
Leonard A. Rosenbaum	(Principal Executive Officer)

/s/ Martin J. Teitelbaum	Director, General Counsel and Assistant Secretary	3/30/2020
Martin J. Teitelbaum

/s/ Conrad J. Gunther	Director	3/30/2020
Conrad J. Gunther

/s/ Lawrence J. Waldman	Director	3/30/2020
Lawrence J. Waldman

/s/ Raymond A. Nielsen	Director	3/30/2020
Raymond A. Nielsen

CVD EQUIPMENT CORPORATION AND SUBSIDIARies

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CVD Equipment Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CVD Equipment Corporation and Subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

Melville, NY

March 30, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

CVD Equipment Corporation and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of CVD Equipment Corporation and Subsidiaries (the "Company") as of December 31, 2018, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CVD Equipment Corporation and Subsidiaries as of December 31, 2018, and the results of their operations and their cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

MSPC Certified Public Accountants and Advisors, A Professional Corporation

We began serving as the Company’s auditor in 2004. In 2019, we became the predecessor auditor.

New York, New York

April 1, 2019

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2019 and 2018

	2019	Revised 2018
ASSETS
Current Assets
Cash and cash equivalents	$8,664,253	$11,439,361
Accounts receivable, net	2,545,537	4,065,220
Contract assets	512,952	1,357,797
Inventories	1,709,713	1,861,873
Other current assets	733,337	723,204
Total Current Assets	14,165,792	19,447,455

Property, plant and equipment, net	32,102,335	30,402,558

Deferred income taxes	-	1,425,414
Other assets	13,748	64,583
Intangible assets, net	441,177	495,552
Total Assets	$46,723,052	$51,835,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$535,394	$713,194
Accrued expenses	1,902,858	1,503,309
Current maturities of long-term debt	674,593	857,590
Contract liabilities	845,653	536,524
Deferred revenue	1,429,583	459,899
Total Current Liabilities	5,388,081	4,070,516

Long-term debt, net of current portion	11,377,126	12,051,720

Total Liabilities	16,765,207	16,122,236

Commitments and contingencies (see Note 13)

Stockholders’ Equity:
Common stock - $0.01 par value – 20,000,000 shares authorized; issued and outstanding 6,623,793 at December 31, 2019 and 6,535,888 at December 31, 2018	66,237	65,358
Additional paid-in capital	26,719,554	26,148,256
Retained earnings	3,172,054	9,499,712
Total Stockholders’ Equity	29,957,845	35,713,326

Total Liabilities and Stockholders’ Equity	$46,723,052	$51,835,562

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2019 and 2018

	2019	2018

Revenue	$19,646,652	$24,334,331

Cost of revenue	16,850,077	19,156,201

Gross profit	2,796,575	5,178,130

Operating expenses
Research and development	597,456	606,618
Selling and shipping	898,338	1,620,089
General and administrative	6,285,496	8,205,942

Total operating expenses	7,781,290	10,432,649

Operating loss	(4,984,715)	(5,254,519)

Other income (expense):
Interest income	142,579	159,953
Interest expense	(482,844)	(463,017)
Other Income	411,230	-
Total other income (expense), net	70,965	(303,064)

Loss before income tax	(4,913,750)	(5,557,583)

Income tax expense (benefit)	1,413,908	(356,562)

Net loss	$(6,327,658)	$(5,201,021)

Basic loss per common share	$(0.96)	$(0.80)
Diluted loss per common share	$(0.96)	$(0.80)

Weighted average common shares
Outstanding-basic	6,562,141	6,495,597

Weighted average common shares
Outstanding-diluted	6,562,141	6,495,597

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

	Common stock
	Shares	Par Value	Additional paid-in Capital	Retained Earnings	Total

Balance at January 1, 2018, revised	6,458,714	$64,587	$25,209,316	$14,700,733	39,974,636
Net loss	-	-	-	(5,201,021)	(5,201,021)
Share-Based Compensation	77,174	771	938,940	-	939,711
Balance at December 31, 2018, revised	6,535,888	$65,358	$26,148,256	$9,499,712	$35,713,326

Net loss	-	-	-	(6,327,658)	(6,327,658)
Share-Based Compensation	87,905	879	571,298	-	572,177
Balance at December 31, 2019	6,623,793	$66,237	$26,719,554	$3,172,054	$29,957,845

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2019 and 2018

	2019	2018
Cash flows from operating activities:
Net loss	$(6,327,658)	$(5,201,021)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Stock-based compensation	572,177	939,711
Depreciation and amortization	1,042,829	1,141,161
Deferred income tax expense / (benefit)	1,425,414	(495,228)
Recovery of contingent earnout	(200,000)	-
(Increase)/decrease in operating assets
Accounts receivable	1,519,683	(2,006,603)
Contract assets	844,846	7,039,227
Inventories	152,160	1,103,750
Other assets	125,056	(552,515)
Increase/(decrease) in operating liabilities
Accounts payable	(177,801)	(461,774)
Accrued expenses	315,195	(1,235,064)
Contract liabilities	309,129	70,211
Deferred revenue	969,684	167,946
Total adjustments	6,898,372	5,710,822
Net cash provided by operating activities	570,714	509,801

Cash flows from investing activities:
Capital expenditures	(2,688,231)	(2,537,652)
Net cash used in investing activities	(2,688,231)	(2,537,652)

Cash flows from financing activities
Payments of long-term debt	(657,591)	(743,697)
Net cash used in financing activities	(657,591)	(743,697)

Net decrease in cash and cash equivalents	(2,775,108)	(2,771,548)

Cash and cash equivalents at beginning of year	11,439,361	14,210,909

Cash and cash equivalents at end of year	$8,664,253	$11,439,361

Supplemental disclosure of cash flow information:
Income taxes paid	$2,800	$472,542
Interest paid	$365,254	$463,850

Supplemental disclosure of non-cash investing and financing activities:
Capitalization of right to use Asset and related lease liability	$84,354	$-

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

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

The Company’s significant estimates are the accounting for certain items such as revenues on long-term contracts recognized on the input method, depreciation and amortization, valuation of inventories at the lower of cost or net realizable value; allowance for doubtful accounts receivable; valuation allowances for deferred tax assets, impairment considerations of long-lived assets and valuation of stock-based compensation.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 2 - Summary of Significant Accounting Policies (continued)

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

Incurred costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Contract material costs are included in incurred costs when the project materials have been purchased or moved to work in process, and installed, as required by the project’s engineering design. Cost based input methods of revenue recognition require the Company to make estimates of costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the costs to complete the projects, including materials, labor and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known and can be reasonably estimated.

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

For outright sales of products, revenue is recognized when control of the promised products or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under ASC 606 (“Revenue from Contracts with Customers”).

Inventories

Inventories are valued at the lower of cost (determined on the first-in, first-out method) or net realizable value.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 2 - Summary of Significant Accounting Policies (continued)

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

The accounting guidance on accounting for uncertainty in income taxes also addresses derecognition, classification, interest and penalties on income taxes, and accounting in interim periods. The Company does not believe it has any uncertain tax positions through the year ending December 31, 2019 which would have a material impact on the Company’s consolidated financial statements.

The Company and its subsidiaries file combined income tax returns in the U.S. Federal and New York State jurisdiction. In addition, the parent company files standalone tax returns in California, Delaware, Florida, Michigan, Minnesota, New Hampshire and Wisconsin. The Company is no longer subject to U.S. federal and state income tax examinations for tax periods before 2015.

Impairment of Long Lived Assets and Intangibles

Long-lived assets consist primarily of property, plant, and equipment. Intangibles consist of patents, copyrights and intellectual property, licensing agreements and certifications. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35, “Impairment or Disposal of Long-Lived Assets.” If the asset is determined to be impaired, the impairment loss is measured on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value. The Company had no recorded impairment charges in the consolidated statement of operations during each of the years ended December 31, 2019 and 2018.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 2 - Summary of Significant Accounting Policies (continued)

Computer Software

The Company follows ASC 350-40, “Internal Use Software.” This standard requires certain direct development costs associated with internal-use software to be capitalized including external direct costs of material and services and payroll costs for employees devoting time to the software projects. There were no costs incurred during the year ended December 31, 2019 and December 31, 2018 that were included in Property, Plant and Equipment. All computer software is amortized using the straight-line method over its estimated useful life of three to five years. Amortization expense related to computer software totaled $142,480 and $144,500 for the years ended December 31, 2019 and 2018, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is determined on a straight-line basis for buildings and building improvements over 5 to 39 years and for machinery and equipment over 5 to 8 years. Depreciation and amortization of assets used in manufacturing are recorded in Cost of revenue. Depreciation and amortization of all other assets are recorded in Operating Expenses-General and Administrative.

Intangible Assets

The cost of intangible assets is being amortized on a straight-line basis over their estimated initial useful lives which ranged from 5 to 20 years. Amortization expense recorded by the Company in 2019 and 2018 totaled $120,488 and $115,800, respectively.

Research & Development

Research and development costs are expensed as incurred. Our laboratory staff conducts research and development independent of customer orders. In 2019, we incurred approximately $598,000 of research and development expenses as compared to $607,000 in 2018.

Product Warranty

The Company records warranty costs as incurred and does not provide for possible future costs. Management estimates such costs are immaterial, based on historical experience.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

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

Cash and Cash Equivalents

The Company had cash and cash equivalents of $8.7 million and $11.4 million at December 31, 2019 and 2018, respectively. The Company invests excess cash in treasury bills, certificates of deposit or money market accounts, all with maturities of less than three months. Cash equivalents were $2.1 million and $7.5 million for the years ended December 31, 2019 and December 31, 2018, respectively.

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at December 31, 2019 and at December 31, 2018 was $5,198,000 and $6,920,000 respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company places its cash equivalents with financial institutions and invests its excess cash primarily in treasury bills, certificates of deposit or money market instruments. The Company has established guidelines relative to credit ratings and maturities that seek to maintain stability and liquidity.

The Company sells products and services to various companies across several industries in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses based upon historical experience.

Accounts Receivable

The Company sells products and services to various companies across several industries in the ordinary course of business. The Company performs ongoing credit evaluations to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience, evaluation of their credit history and review of the invoicing terms of the contract to determine the financial strength of its customers. The Company has accounts receivables from certain customers that exceed 10%. As of December 31, 2019 and 2018, the accounts receivable balance includes amounts from three customers, which total 61% and two customers which total 42%, respectively.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 2 - Summary of Significant Accounting Policies (continued)

Accounts receivable is presented net of an allowance for doubtful accounts of $24,000 as of December 31, 2019 and 2018, respectively. The allowance is based on historical experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may fluctuate based on changes in economic and customer conditions. The Company doesn’t require collateral from its customers.

Sales Concentrations

Revenue to a single customer in any one year can exceed 10.0% of our total sales. Two customers represented 39.3% and one customer represented 38.2%, respectively, of our annual revenues in fiscal years 2019 and 2018. We believe that our relationships with these customers are positive and may provide us with ongoing continuous sustainability for years to come, however the loss of a large customer would have to be replaced by others, and our inability to do so may have a material adverse effect on our business and financial condition.

Export sales to customers represented approximately 21.3% and 9.9% of sales for the years ended December 31, 2019 and 2018, respectively. Export sales in both 2019 and 2018 were primarily to customers in Europe and Asia. All contracts except those entered into by CVD Tantaline ApS are denominated in U.S. dollars. The Company does not enter into any foreign exchange contracts.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, net, accounts payable, deferred revenue and customer deposits approximate fair value due to the relatively short-term maturity of these instruments. The carrying value of long-term debt approximates fair value based on prevailing borrowing rates currently available for loans with similar terms and maturities.

Stock-Based Compensation

The Company records stock-based compensation in accordance with the provisions set forth in ASC 718, “Stock Compensation”. ASC 718 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 2 - Summary of Significant Accounting Policies (continued)

Shipping and Handling

It is the Company’s policy to include freight charges billed to customers in total revenue. The amount included in revenue was $39,000 and $61,200 for the years ended December 31, 2019 and 2018, respectively.

Recently Adopted Accounting Standards

In June 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), which require that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the increase or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. On November 15, 2019, the FASB delayed the effective date for smaller reporting companies. The amendments in this update are now effective for fiscal years beginning after December 15, 2022 and interim periods within those annual periods. Early adoption for fiscal years beginning after December 15, 2018 is permitted. We are currently evaluating the effect of this update on our consolidated financial statements.

In February 2016 the FASB issued ASU No. 2016-02, "Leases (Topic 842)" (ASU 2016-02). The primary difference between previous GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. The guidance requires a lessee to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. When measuring assets and liabilities arising from a lease, a lessee (and a lessor) should include payments to be made in optional periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Similarly, optional payments to purchase the underlying asset should be included in the measurement of lease assets and lease liabilities only if the lessee is reasonably certain to exercise that purchase option. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and the Company adopted ASU 2016-02 January 1, 2019. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 2 - Summary of Significant Accounting Policies (continued)

An entity that elects to apply the practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. In addition, FASB has amended Topic 842 prior to it becoming effective. The effective date and transition requirements for these amendments to Topic 842 are the same as ASU 2016-02. The Company has one lease at its Denmark facility which currently expires at December 31, 2020 and has recognized a lease liability and a right-of-use asset effective in 2019 representing its right to use the underlying asset for the lease term in the amount of $84,000 at December 31, 2019.

We believe there is no additional new accounting guidance adopted, but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

Note 3 – Contracts in Progress

The following table represents a disaggregation of revenue from contracts for the years ended December 31, 2019 and December 31, 2018:

(In thousands)	2019	2018
Category
Aerospace	$4,937	$8,115
Industrial	4,933	7,043
Research	3,114	4,114
Point in time	6,663	5,062
Total revenue	$19,647	$24,334

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

For the year ended December 31, 2019, the decrease in contract assets of approximately $.8 million was primarily driven by additional billed receivables during the period, for those projects that certain milestones had been reached. During the year ended December 31, 2019, the increase in contract liabilities of $.3 million was primarily due to invoicing for those projects.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 3 – Contracts in Progress (continued)

Contract assets and contract liabilities on input method type contracts in progress are summarized as follows:

	2019	2018
Costs incurred on contracts in progress	$6,943,067	$24,913,254
Estimated earnings	3,370,032	26,040,219
	10,313,099	50,953,473
Billings to date	(10,645,800)	(50,132,200)
	$(332,701)	$821,273
Included in accompanying balance sheets
Under the following captions:
Contract assets	$512,952	$1,357,797
Contract liabilities	$(845,653)	$(536,524)

The Company has unrecognized contract revenue of approximately $3.6 million at December 31, 2019, which it expects to recognized as revenue within the next twelve months.

Note 4 - Inventories

Inventories consist of:
	2019	2018

Raw materials	$1,281,250	$1,656,488
Work-in-process	428,463	205,385
Inventories	$1,709,713	$1,861,873

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 5 – Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:

	2019	2018

Land	$6,929,000	$6,929,000
Buildings	15,917,000	15,920,925
Building improvements	7,864,757	6,603,121
Machinery and equipment	3,592,351	3,385,357
Furniture and fixtures	613,765	611,190
Computer equipment	487,902	487,007
Software	438,391	441,376
Transportation equipment	114,511	65,995
Lab equipment	1,985,179	1,985,179
Construction in Progress	2,110,875	946,960
Totals at cost	$40,053,731	$37,376,110

Less: Accumulated depreciation and amortization	(7,951,396)	(6,973,552)
Property, plant and equipment, net	$32,102,335	$30,402,558

Depreciation and amortization expense (1)	$1,042,829	$1,141,161

(1) Includes amortization expense of $120,488 and $115,800 for the year ending December 31, 2019 and the year ended December 31, 2018, respectively. Such amortization expense relates to other capitalized and intangibles assets.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 6 – Intangible Assets

Intangible assets consisted of the following:

2019
Intangible Assets	Cost	Accumulated Amortization	Carrying Amount
Patents, Copyrights and Intellectual Property	$836,544	$413,957	$422,587
Licensing Agreement	10,000	10,000	0
Certifications	83,272	64,682	18,590
Totals	$929,816	$488,639	$441,177

2018
Intangible Assets	Cost	Accumulated Amortization	Carrying Amount
Patents, Copyrights and Intellectual Property	$796,080	$300,528	$495,552
Licensing Agreement	10,000	10,000	0
Certifications	58,486	58,486	0
Totals	$864,566	$369,014	$495,552

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2019 is as follows:

Year Ended
2020	$126,958
2021	126,958
2022	53,469
2023	53,469
2024	46,387
Thereafter	33,936
Total	$441,177

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 7 – Long-term Debt

Long-term debt as of December 31 consists of the following:
	2019	2018
HSBC $10,387,500 Mortgage payable secured by real property Buildings and improvements at 555 N Research Drive, Central Islip, NY payable in monthly principle installments of $62,481 including Interest at a rate of 3.9148% maturing on December 1, 2022.	$9,686,211	$10,043,802

MesoScribe Technologies, Inc. $300,000 acquisition related contingent payment (1)	-	200,000

HSBC $6,000,000 Mortgage payable secured by building Buildings and improvements at 355 South Technology Drive, Central Islip, NY payable in monthly principle installments of $25,000 plus interest. Interest presently accrues at our option, at the variable rate of LIBOR plus 1.75% or HSBC’s Prime rate minus 0.50% The loan matures on March 1, 2022.	2,365,508	2,665,508
Total long-term debt	$12,051,719	$12,909,310
Less: Current maturities	(674,593)	(857,590)
Long-term debt	$11,377,126	$12,051,720

(1)

For the twelve-month measurement periods December 31, 2019 and 2018, the Company did not meet the threshold required and $200,000 and $100,000, respectively, of contingent payments was recorded into earnings.

Future maturities of long-term debt as of December 31, 2019 are as follows:

2020	$674,593
2021	690,813
2022	10,686,313

Total long-term debt	$12,051,719

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 7 – Long-term Debt (continued)

The Company has a loan agreement with HSBC which is secured by a mortgage against our Central Islip, NY Headquarters. The loan is payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity in March 2022. The balances as of December 31, 2019 and December 31, 2018 were approximately $2.4 million and $2.7 million respectively. Interest accrues on the Loan, at our option, at the variable rate of LIBOR plus 1.75% or Prime less 0.5% (3.49% and 2.18% at December 31, 2019 and 2018, respectively).

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

The Note is payable in 60 consecutive equal monthly installments of $62,481 including interest and a final balloon payment upon maturity in December 2022. The balance outstanding as of December 31, 2019 and December 31, 2018 were approximately $9.7 million and $10.0 million respectively. The Note bears interest for each Interest Period (as defined in the Note), at the fixed rate of 3.9148%. As a condition of the Bank making the Loan, the Company was required to guaranty Assignee’s obligations under the Loan pursuant that certain Unlimited Guaranty, dated November 30, 2017 (the “Guaranty”). On May 31, 2019, the Company entered into two sublease agreements for a portion of the CVD Materials facility. During the year ended December 31, 2019, the Company recognized $411,000 of rental income which commenced in June 2019. Commencing July 2019, the monthly rental income increased from $36,000 to approximately $67,000 per month, which includes both of the sublease agreements (eastside and westside), or approximately $800,000 per annum. On October 30, 2019, the Tenant exercised its option to terminate the eastside Lease, which termination will be effective as of December 31, 2019 (the “Termination”). The Lease was for a one-year term ending on June 30, 2020, and provided for an initial base monthly rent of $31,667 per month ($380,000 per annum).

At December 31, 2018, the Company was not in compliance with the one financial covenant (fixed charge coverage ratio) contained in the Mortgage. On March 26, 2019 the Company received a waiver from HSBC until April 1, 2020. On August 5, 2019, the Company entered into a Mortgage Modification Agreement which replaced the former covenant with a Minimum Liquid Assets covenant. The Company is in compliance with its financial covenant under the mortgage at December 31, 2019.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 8 – Earnings per Share

The calculation of basic and diluted weighted average common shares outstanding is as follows:

	2019	2018
Weighted average common shares outstanding basic earnings per share	6,562,141	6,495,597
Effect of potential common share issuance:
Stock options	-	-

Weighted average common shares outstanding
Diluted earnings per share	6,562,141	6,495,597

At December 31, 2019, stock options to purchase 432,930 shares of common stock were outstanding and 307,930 were exercisable. Stock options to purchase 407,930 shares of common stock were outstanding and 257,930 were exercisable at December 31, 2018. At December 31, 2019 and 2018, respectively, 307,930 and 257,930, stock options were not included in the computation of diluted earnings per share because their effect was antidilutive.

Note 9 – Income Taxes

At December 31, 2019, the Company had approximately $588,000 of federal research and development tax credits. If not utilized, the research and development tax credits expire from 2034-2039. For the year ended December 31, 2019, the Company has provided a full valuation allowance against all of the net deferred tax assets in the amount of $2,497,414. This was based on management’s assessment, including the last two years of operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future.

The expense/(benefit) for income taxes includes the following:

	2019	2018
Current:
Federal	$-	$58,304
State	(11,506)	80,367
Total current tax provision	(11,506)	138,671
Deferred:
Federal	1,425,414	(495,233)
State	---	---
Total deferred tax provision	1,425,414	(495,233)
Income tax expense / (benefit)	$1,413,908	$(356,562)

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 9 – Income Taxes (continued)

The tax effects of temporary differences giving rise to significant portions of the net deferred taxes are as follows:

		Revised
	2019	2018
Deferred income tax assets:
Allowance for doubtful accounts	$5,293	$5,060
Inventory capitalization	7,107	6,197
Depreciation and amortization	-	-
Research & development tax credits	588,096	413,680
Compensation costs	202,287	356,983
Vacation accrual	142,230	167,644
Interest expense carryforward	144,340	66,149
Net operating loss carryforward	1,798,315	832,565
Other items	52,232	16,446
Total deferred tax asset	2,939,900	1,864,724
Deferred incomes tax liability:
Property and equipment - tax over book depreciation	(442,486)	(439,310)
Less valuation allowance	(2,497,414)	---
Net long-term deferred tax asset	$-	$1,425,414

During the Company’s review of its deferred tax assets for the year ended December 31, 2019, it was determined that there was an error in the amounts recorded during the years ended December 31, 2018 and prior related to the deferred tax asset for stock-based compensations costs. The effects of this error were determined to be immaterial to any of the years effected. As such, the Company elected to record in this financial statement an adjustment to the prior periods as a revision. As a result of this revision, as of December 31, 2018 the deferred tax asset was reduced by $679,000 and retained earnings was reduced by $679,000. For the year ended December 31, 2018 there was no impact to the income tax benefit.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 9 – Income Taxes (continued)

The reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	2019	2018
Expected provision at federal statutory tax rate (21%)	$(1,031,888)	$(1,167,092)
Provision for valuation allowance	2,497,414	-
Foreign tax loss	57,856	99,215
Adjustment to 2017 tax return	-	58,304
State taxes, net of federal benefit	(11,506)	80,367
Stock-based compensation expense	-	185,675
Federal research & development credit	(174,416)	(83,245)
Other permanent differences	76,448	470,214
Income tax expense/(benefit)	$1,413,908	$(356,562)

The Company’s foreign subsidiary, CVD Tantaline ApS incurred a loss of approximately $276,000, which would provide a $61,000 deferred tax asset as of December 31, 2019, based on the standard corporate tax rate of 22% in Denmark. For the year ended December 31, 2018 the Company had a loss of $463,000 which would provide a $102,000 deferred tax asset of $102,000. However, sufficient uncertainty exists as to the realizability of these assets such that a full valuation allowance has been necessary.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 10 – Stockholders’ equity

2001 Non-Qualified Stock Option Plan

In November 2006, the Company registered a non-qualified stock option plan that the shareholders had approved in July 2001, covering key employees, officers, directors and other persons that may be considered as service providers to the Company. Options were awarded by the Board of Directors or by a committee appointed by the Board. Under the plan, an aggregate of 300,000 shares of Company common stock, $.01 par value, were reserved for issuance or transfer upon the exercise of options which were granted. Unless otherwise provided in the option agreement, options granted under the plan would vest over a four-year period commencing one year from the anniversary date of the grant. The stock option plan expired on July 22, 2011. As of December 31, 2019 there were 22,930 options outstanding under this plan.

2007 Share Incentive Plan

On December 12, 2007, shareholders approved the Company’s 2007 Share Incentive Plan (“Incentive Plan”), in connection therewith, 750,000 shares of the Company’s common stock are reserved for issuance pursuant to options or restricted stock that may be granted under the Share Incentive Plan through December 12, 2017. The Plan expired in December, 2017. As of December 31, 2019 there were 345,000 options outstanding under this plan.

2016 Share Incentive Plan

On December 9, 2016, shareholders approved the Company’s 2016 Share Incentive Plan (“2016 Incentive Plan”), in connection therewith 750,000 shares of the Company’s common stock are reserved for issuance pursuant to options or restricted stock that may be granted under the 2016 Incentive Plan through December 9, 2026. As of December 31, 2019, there were 65,000 options outstanding under this plan.

The purchase price of the common stock under each option plan shall be determined by the Committee, provided, however, that such purchase price shall not be less than the fair market value of the shares on the date such option is granted. The stock options generally expire seven to ten years after the date of grant. The Company recorded stock-based compensation of $572,000 and $940,000 for the years ended December 31, 2019 and 2018, respectively.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 10 – Stockholders’ equity (continued)

A summary of the stock option activity related to the 2001 Stock Option Plans, the 2007 Share Incentive Plan and the 2016 Share Incentive Plan for the period from January 1, 2018 through December 31, 2019 is as follows:

2001 Non-Qualified Stock Option Plan
	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable
Year ended December 31, 2018
Number of shares	22,930	-	-	-	22,930	22,930
Weighted average exercise price per share	$5.36	-	-	-	$5.36	$5.36
Year ended December 31, 2019
Number of shares	22,930	-	-	-	22,930	22,930
Weighted average exercise price per share	$5.36	-	-	-	$5.36	$5.36

2007 Share Incentive Plan
	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable
Year ended December 31, 2018
Number of shares	365,000	-	-	-	365,000	235,000
Weighted average exercise price per share	$12.35	-	-	-	$12.35	$13.15
Year ended December 31, 2018
Number of shares	365,000	-	-	(20,000)	345,000	285,000
Weighted average exercise price per share	$12.35	-	-	$11.61	$12.69	$12.76

2016 Share Incentive Plan
	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable
Year ended December 31, 2018
Number of shares	-	20,000	-	-	20,000	-
Weighted average exercise price per share	-	$8.07	-	-	$8.07	-
Year ended December 31, 2019
Number of shares	20,000	60,000	-	(15,000)	65,000	-
Weighted average exercise price per share	$8.07	$5.00	-	$5.00	$5.94	-

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 10 – Stockholders’ equity (continued)

The Company has 432,930 of outstanding stock options under the three plans at December 31, 2019.

The following table summarizes information about the outstanding and exercisable options at December 31, 2019.

			Options Outstanding				Options Exercisable
				Weighted	Weighted			Weighted
				Average	Average			Average
Exercise			Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price Range			Outstanding	Contractual	Price	Value	Exercisable	Price	Value
$4.00	-	7.00	60,930	.1	$4.80	$0	15,930	$4.25	$0
$7.01	-	10.00	27,000	1	$8.03	$0	7,000	$7.90	$0
$10.01	-	12.00	220,000	6.3	$10.81	$0	160,000	$11.05	$0
$12.01	-	15.00	125,000	2.5	$15.00	$0	125,000	$15.00	$0

No options were exercised for the year ended December 31, 2019 and 2018. As of December 31, 2019, there was $48,000 of unrecognized compensation costs related to stock options expected to be recognized over a weighted average period of 1.24 years

Restricted Stock Awards

The following table summarizes restricted stock awards for the years ended December 31, 2019 and 2018:

		Weighted
		Average Grant
	Shares of	Date Fair
	Restricted Stock	Value
Unvested outstanding at December 31, 2017	0	$0
Granted	11,000	$10.53
Vested	(11,000)	$10.53
Forfeited/Cancelled
Unvested outstanding at December 31, 2018	0	$0

Granted	37,300	$3.99
Vested	(35,025)	$3.99
Forfeited/Cancelled	(2,275)	$3.99
Unvested outstanding at December 31, 2019	0	$0

The total fair value of shares of restricted stock awards vested for the years ended December 31, 2019 and 2018 was approximately $140,000 and $116,000 respectively. The fair value of the outstanding restricted stock awards is recorded as stock compensation expense over the vesting period.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 10 – Stockholders’ equity (continued)

Restricted Stock Units

The following table summarizes restricted stock units for the years ended December 31, 2019 and December 31, 2018:

		Weighted
	Shares of	Average Grant
	Restricted	Date Fair
	Stock Units	Value
Unvested outstanding at December 31, 2017	73,870	$10.05
Granted	39,260	$8.75
Vested	(67,067)	$9.26
Forfeited/Cancelled	(-)	$--

Unvested outstanding at December 31, 2018	46,063	$8.25
Granted	10,500	$4.15
Vested	(33,988)	$9.08
Forfeited/Cancelled	(-)	$--

Unvested outstanding at December 31, 2019	22,575	$4.66

The total fair value of vested restricted stock units was $309,000 and $621,000 respectively for the years ended December 31, 2019 and 2018.

The fair value of the outstanding restricted stock units will be recorded as stock compensation expense over the vesting period. As of December 31, 2019, there was $106,000 of total unrecognized compensation costs related to restricted stock units, which is expected to be recognized over a weighted-average period of 1.21 years.

During the years ended December 31, 2019 and 2018, the Company recorded into selling and general administrative expense approximately $572,000 and $940,000 of stock-based compensation expense for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments in accordance with the provisions of ASC 718.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 11 – Defined Contribution Plan

The Company maintains a 401(k) Plan for the benefit of all eligible employees. All employees as of the effective date of the 401(k) Plan became eligible. An employee is eligible to become a participant after three months of continuous service.

Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are optional. No discretionary employer contribution has been made for 2019 and 2018.

Note 12 – Segment Reporting

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

The following table presents certain information regarding the Company’s segments as of December 31, 2019 and December 31, 2018 and for the years then ended:

2019
(In thousands)	CVD	SDC	Materials	Corporate	Eliminations *	Consolidated
Assets	$34,374	$6,003	$6,355		$(9)	$46,723

Revenue	$14,065	$4,498	$1,786		$(702)	$19,647
Operating (loss)/income	(1,811)	696	(537)	(3,333)		(4,985)
Pretax (loss)/income	(1,782)	719	(518)	(3,333)		(4,914)

2018
(In thousands)	CVD	SDC	Materials	Corporate	Eliminations *	Consolidated
Assets-revised	$39,788	$4,870	$7,187		$(9)	$51,836

Revenue	$17,860	$5,503	$1,993		$(1,022)	$24,334
Operating (loss)/income	(1,754)	958	(1,295)	(3,164)		(5,255)
Pretax (loss)/income	(1,691)	987	(1,690)	(3,164)		(5,558)

*All elimination entries represent intersegment transactions eliminated in consolidation for external reporting.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019 and 2018

Note 13 – Subsequent Events

On November 15, 2019, a complaint was filed against the Company in the United States District Court for the Eastern District of New York by plaintiff O2Cure Ltd. alleging patent infringement by the Company, and seeking injunctive relief against the Company to settle with unspecified damages. On January 29, 2020, O2Cure filed a Notice of Voluntary Dismissal Without Prejudice in the United States District Court for the Eastern District of New York. Accordingly, the claims previously asserted in the Complaint against the Company have been withdrawn and the action is now closed.

In December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the United States. Initially, this outbreak resulted in extended shutdowns of certain businesses in the Wuhan region and had ripple effects to businesses around the world. Most recently this disruption has extended to the United States including complete or partial government shutdowns of many businesses, schools, bars and restaurants, including our Company. We cannot presently predict the scope and severity of the business shutdowns or disruptions to us, but if we or any of the third parties with whom we engage, including our customers, suppliers and other third parties with whom we conduct business, were to experience extended shutdowns or other business disruptions, our ability to conduct our business could be materially and negatively impacted, and could have a material adverse effect on our business and our results of operation and financial condition.