Form 10-Q
period 2020-03-31
CVD EQUIPMENT CORP
filed 2020-05-14
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2020
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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act).

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,633,355 shares of Common Stock, $0.01 par value at May 8, 2020.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$7,399,702	$8,664,253
Accounts receivable, net	3,238,256	2,545,537
Contract assets	1,753,095	512,952
Inventories, net	1,690,567	1,709,713
Taxes Receivable	1,528,305	-
Other current assets	532,357	733,337
Total Current Assets	16,142,282	14,165,792

Property, plant and equipment, net	32,225,396	32,102,335
Other assets	13,748	13,748
Intangible assets, net	413,011	441,177
Total Assets	$48,794,437	$46,723,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$736,981	$535,394
Accrued expenses	1,480,590	1,902,858
Current maturities of long-term debt	676,549	674,593
Contract Liabilities	174,486	845,653
Deferred revenue	2,828,568	1,429,583
Total Current Liabilities	5,897,174	5,388,081

Long-term debt, net of current portion	11,208,292	11,377,126

Total Liabilities	17,105,466	16,765,207

Commitments and contingencies (Note 13)

Stockholders’ Equity:
Common stock - $0.01 par value – 20,000,000 shares authorized; issued and outstanding 6,633,355 at March 31, 2020 and 6,623,793 at December 31, 2019	66,333	66,237
Additional paid-in capital	26,792,106	26,719,554
Retained earnings	4,830,532	3,172,054
Total Stockholders’ Equity	31,688,971	29,957,845

Total Liabilities and Stockholders’ Equity	$48,794,437	$46,723,052

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019

Revenue	$6,036,360	$3,468,675

Cost of revenue	4,100,836	3,856,417

Gross profit	1,935,524	(387,742)

Operating expenses
Research and development	113,828	164,080
Selling and shipping	165,777	277,306
General and administrative	1,547,758	1,735,974

Total operating expenses	1,827,363	2,177,360

Operating income (loss)	108,161	(2,565,102)

Other income (expense):
Interest income	24,902	46,806
Interest expense	(116,038)	(114,651)
Other Income (expense)	110,809	-
Total other income (expense), net	19,673	(67,845)

Income (loss) before income tax	127,834	(2,632,947)

Income tax (benefit)	(1,530,644)	(456,000)

Net income (loss)	$1,658,478	$(2,176,947)

Basic income (loss) per common share	$0.25	$(0.33)
Diluted income (loss) per common share	$0.25	$(0.33)

Weighted average common shares Outstanding-basic	6,626,036	6,539,120

Weighted average common shares Outstanding-diluted	6,626,036	6,539,120

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three months ended March 31, 2020 and 2019
	Common stock
	Shares	Par Value	Additional paid-in Capital	Retained Earnings	Total

Balance at January 1, 2020	6,623,793	$66,237	$26,719,554	$3,172,054	$29,957,845
Net income	-	-	-	1,658,478	1,658,478
Share-Based Compensation	9,562	96	72,552	-	72,648
Balance at March 31, 2020	6,633,355	$66,333	$26,792,106	$4,830,532	$31,688,971

Balance at January 1, 2019	6,535,888	$65,358	$26,148,256	$9,499,712	$35,713,326
Net loss	-	-	-	(2,176,947)	(2,176,947)
Share-Based Compensation	19,262	193	198,678	-	198,871
Balance at March 31, 2019	6,555,150	$65,551	$26,346,934	$7,322,765	$33,735,250

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income/(loss)	$1,658,478	$(2,176,947)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Stock-based compensation	72,648	198,871
Depreciation and amortization	327,540	275,426
Deferred income tax (benefit)/expense	-	(459,000)
(Increase)/decrease in operating assets
Accounts receivable	(692,719)	1,961,396
Contract assets	(1,240,143)	268,884
Inventories	19,146	116,546
Tax receivable	(1,528,305)	-
Other current assets	200,980	(24,622)
Increase/(decrease) in operating liabilities
Accounts payable	201,587	66,700
Accrued expenses	(422,268)	37,319
Contract liabilities	(671,167)	156,573
Deferred revenue	1,398,985	(4,247)
Total adjustments	(2,333,716)	2,593,846
Net cash (used in) provided by operating activities	(675,238)	416,899

Cash flows from investing activities:
Capital expenditures	(422,435)	(438,858)
Net cash used in investing activities	(422,435)	(438,858)

Cash flows from financing activities
Payments of long-term debt	(166,878)	(164,415)
Net cash used in financing activities	(166,878)	(164,415)

Net decrease in cash and cash equivalents	(1,264,551)	(186,374)

Cash and cash equivalents at beginning of period	8,664,253	11,439,361

Cash and cash equivalents at end of period	$7,399,702	$11,252,987

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$115,852	$112,461

Supplemental disclosure of non-cash investing and financing activities:
Capitalization of right to use Asset	$-	$150,000

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1:     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that can be expected for the year ending December 31, 2020.

The condensed consolidated balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at such date, but does not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’ Annual Report on Form 10-K for the year ended December 31, 2019, including the accounting policies followed by the Company as set forth in Note 2 to the consolidated financial statements contained therein.

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

For outright sales of products, revenue is recognized when control of the promised products or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under ASC 606, “Revenue from Contracts with Customers”.

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), which require that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the increase or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. On November 15, 2019, the FASB delayed the effective date for smaller reporting companies. The

NOTE 2:     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Standards (continued)

amendments in this update are now effective for fiscal years beginning after December 15, 2022 and interim periods within those annual periods. Early adoption for fiscal years beginning after December 15, 2018 is permitted. We are currently evaluating the effect of this update on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which is intended to enhance and simplify various aspects of the accounting for income taxes. The amendments in this update remove certain exceptions to the general principles in Topic 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also clarifies and amends existing guidance to improve consistent application of the accounting for franchise taxes, enacted changes in tax laws or rates and transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted in any interim period. We are evaluating the effect of ASU 2019-12 on our consolidated financial statements.

We believe there is no additional new accounting guidance adopted, but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

NOTE 3:     CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

The Company had cash and cash equivalents of $7.4 million and $8.7 million at March 31, 2020 and December 31, 2019, respectively. The Company invests excess cash in U.S. treasury bills, certificates of deposit or money market accounts, all with original maturities of less than three months. Cash equivalents were $4.6 million and $2.1 million at March 31, 2020 and December 31, 2019, respectively.

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at March 31, 2020 and December 31, 2019 was $5,202,000 and $5,198,000, respectively.

NOTE 3:     CONCENTRATION OF CREDIT RISK (continued)

Sales concentration

Revenue from a single customer in any one period can exceed 10% of our total revenues. During the three months ended March 31, 2020, three customers exceeded 10%, and represented 27.1%, 21.5% and 19.3% of revenues. For the three months ended March 31, 2019, no customer represented more than 10% of our revenues.

Accounts receivable

The Company sells products and services to various companies across several industries in the ordinary course of business. The Company performs ongoing credit evaluations to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience, evaluation of their credit history and review of the invoicing terms of the contract to determine the financial strength of its customers. The Company also maintains allowances for anticipated losses. At March 31, 2020 two customers each exceeded 10% of the accounts receivable balance, representing 69.0% in total, and at December 31, 2019 three customers represented approximately 61% of the accounts receivable balance.

NOTE 4:     REVENUE DISAGGREGATION

The following table represents a disaggregation of revenue for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31, 2020
	Over time	Point in time	Total
Aerospace	$1,187	$2,296	$3,483
Industrial	$520	$262	$782
Research	$1,687	$84	$1,771
Total	$3,394	$2,642	$6,036

	Three Months Ended March 31, 2019
	Over time	Point in time	Total
Aerospace	$247	$745	$992
Industrial	$1,365	$68	$1,433
Research	$1,017	$27	$1,044
Total	$2,629	$840	$3,469

The Company has unrecognized contract revenue of approximately $1.2 million at March 31, 2020, which it expects to recognize as revenue within the next twelve months.

NOTE 4:     REVENUE DISAGGREGATION (continued)

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

During the three months ended March 31, 2020 and 2019, the increase (decrease) in contract assets of approximately $1.2 million and ($.3 million), respectively, was primarily caused by the timing of unbilled and billed receivables during the period, for those projects that certain milestones have or have not been reached. During the three months ended March 31, 2020 and 2019, the (decrease) increase in contract liabilities of ($.7 million) and $.2 million, respectively, was primarily due to timing of invoicing for those projects.

NOTE 5:      INVENTORIES

Inventories consist of:
	March 31, 2020	December 31, 2019

Raw materials	$1,305,521	$1,281,250
Work-in-process	385,046	428,463
Inventories	$1,690,567	$1,709,713

NOTE 6:     ACCOUNTS RECEIVABLE, NET

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $24,000 as of March 31, 2020 and December 31, 2019. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

NOTE 7:     LONG-TERM DEBT

The Company has a loan agreement with HSBC which is secured by a mortgage against our Central Islip, NY headquarters. The loan is payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity in March 2022. The balances as of March 31, 2020 and December 31, 2019 were approximately $2.3 million and $2.4 million respectively. Interest accrues on the loan, at our option, at the variable rate of LIBOR plus 1.75% or Prime less 0.5% (2.45% and 3.49% at March 31, 2020 and December 31, 2019, respectively).

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

The Note is payable in 60 consecutive equal monthly installments of $62,481 including interest and a final balloon payment upon maturity in December 2022. The balance outstanding as of March 31, 2020 and December 31, 2019 were approximately $9.6 million and $9.7 million respectively. The Note bears interest for each Interest Period (as defined in the Note), at the fixed rate of 3.9148%. As a condition of the Bank making the Loan, the Company was required to guaranty Assignee’s obligations under the Loan pursuant that certain Unlimited Guaranty, dated November 30, 2017 (the “Guaranty”).

On May 31, 2019, the Company entered into two sublease agreements for a portion of the CVD Materials facility. On October 30, 2019, the Tenant exercised its right to terminate the eastside Lease, which termination was effective as of December 31, 2019 (the “Termination”). During the three months ended March 31, 2020 and 2019, the Company recognized $111,000 and $0, respectively, of rental income which commenced in June 2019. The Tenant has exercised its first option to renew the westside lease for a term of one year beginning July 1, 2020 and ending June 30, 2021.

On August 5, 2019, the Company entered into a Mortgage Modification Agreement which replaced the former covenant with a Minimum Liquid Assets covenant. The Company is in compliance with its financial covenant under the mortgage at March 31, 2020.

NOTE 8:     STOCK-BASED COMPENSATION EXPENSE

The Company recorded as part of selling and general administrative expense $73,000 and $199,000 during the three months ended March 31, 2020 and 2019, respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments.

NOTE 9:     INCOME TAXES

The Company’s foreign subsidiary, Tantaline CVD ApS incurred a loss of approximately $122,000 for the three months ended March 31, 2020 which would provide a $27,000 deferred tax asset, based on the standard corporate tax rate of 22% in Denmark. For the three months ended March 31, 2019 Tantaline CVD ApS incurred a loss of $79,000 which would provide a $17,000 deferred tax asset. However, sufficient uncertainty exists as to the realizability of these assets such that a full valuation allowance has been necessary.

For the year ended December 31, 2019, the Company has provided a full valuation allowance against all of the net deferred tax assets in the amount of $2,497,414. This was based on management’s assessment, including the last two years of operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted by the United States Congress. As a result of the enactment of the CARES Act, net operating losses (“NOL’s”) can now be carried back for five years and resulted in the Company recognizing approximately $1.5 million of a tax receivable. We continue to evaluate for potential utilization of the Company’s deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, the commencement of operations of the new CVD Materials segment and cost containment measures.

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

Stock options to purchase 417,000 shares of common stock were outstanding and 292,000 were exercisable during the three months ended March 31, 2020. Stock options to purchase 467,930 shares were outstanding and 227,930 were exercisable during the three months ended March 31, 2019. For the three months ended March 31, 2020 and 2019, 292,000 and 227,930, respectively, stock options were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

NOTE 10:     EARNINGS PER SHARE (continued)

The dilutive potential common shares on options is calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value. The number of shares remaining after the proceeds are exhausted represents the potential dilutive effect of the securities.

NOTE 11:      SEGMENT REPORTING

The Company operates through three (3) segments: CVD Equipment (“CVD”), Stainless Design Concepts (“SDC”) and CVD Materials (“Materials”). The CVD segment is utilized for chemical vapor deposition equipment manufacturing. SDC is the Company’s ultra-high purity manufacturing division in Saugerties, New York for gas control systems. The Materials segment was established to provide material coatings for aerospace, medical, electronic and other applications. The Company evaluates performance based on several factors, of which the primary financial measure is income or (loss) before taxes.

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

Three Months Ended March 31,

(In thousands)

				Eliminations* and
2020	CVD	SDC	Materials	Unallocated	Consolidated
Assets	$36,699	$6,451	$5,653	$(9)	$48,794

Revenue	4,097	1,819	284	(164)	6,036
Operating income/(loss)	592	603	(357)	(730)	108
Pretax income/(loss)	589	610	(341)	(730)	128

2019
Assets	$38,604	$5,182	$6,851	$(9)	$50,628

Revenue	2,019	1,087	429	(66)	3,469
Operating income/(loss)	(1,540)	174	(198)	(1,001)	(2,565)
Pretax income/(loss)	(1,511)	176	(296)	(1,002)	(2,633)

*All elimination entries represent intersegment revenues eliminated in consolidation for external financial reporting.

NOTE 12:      SIGNIFICANT EVENTS- CORONAVIRUS (COVID-19)

The Company has been actively monitoring the coronavirus (COVID-19) outbreak and resulting pandemic and its impact on both the global economic and operating environment and specifically on its impact to the Company, its employees, its operations and its financial condition.  In March 2020, the World Health Organization recognized the COVID-19 outbreak as a pandemic based on the global spread of the disease, the severity of illnesses it causes and its effects on society. In response to the COVID-19 outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations, including complete or partial government shutdowns of many schools and businesses, including our Company, and advising or requiring individuals to limit or forego their time outside of their homes. Accordingly, the COVID-19 outbreak has severely restricted the level of economic activity in many countries, including the United States, and continues to materially and adversely impact global economic activity.  In particular, the aerospace sector, for which we rely on a significant part of our business, has been faced with significant reductions to its business due to lack of air travel. The Company’s new order levels during the first quarter of 2020 and into the second quarter of 2020 have seen substantial reductions which will materially and adversely affect revenues commencing in the second quarter of 2020. While the financial results for the Company’s first quarter of 2020 reflected the initial impact of COVID-19, we are unable to predict the extent of the impact the pandemic will have on our financial position and operating results for the remainder of 2020 due to numerous uncertainties, but the impact could be material during any future period affected either directly or indirectly by this pandemic.  The Company intends to continue to evaluate the various government sponsored plans and programs put in place in response to the COVID-19 pandemic and further plans to take advantage of any such government benefits reasonably available to it.  Moreover, the Company will continue to monitor developments in that area as new government initiatives are passed.

NOTE 13:      SUBSEQUENT EVENT

On April 21, 2020, the Company entered into a loan agreement (the “Loan Agreement”) with HSBC Bank USA, National Association pursuant to which the Company was granted a loan (the “Loan”) in the principal amount of $2,415,970, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted by the United States Congress on March 27, 2020.

The Loan, the obligation of which is represented by a Note issued by the Company, matures on April 21, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing in October 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, all or a portion of the Loan may be forgiven, based upon payments made in the first eight weeks following receipt of the proceeds, related to payroll costs, continue group health care benefits, utilities and mortgage interest on other debt obligations incurred before February 15, 2020.

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

Coronavirus (COVID-19)

The Company has been actively monitoring the coronavirus ("COVID-19") outbreak and its impact globally.  The Company’s primary focus to this point has been to ensure the health and safety of its employees.  To that end, the Company has adopted social distancing where appropriate, implemented travel restrictions, and has taken actions to ensure that locations and facilities are cleaned and sanitized regularly.  These are novel and challenging times and the magnitude of this crisis is requiring the Company to consider all options to promote the safety of employees, including, where appropriate, or where required to comply with foreign, national, state or local governmental authority recommendations, guidelines, and/or mandates, the temporary suspension of work at certain of the Company’s locations and production facilities to protect employees and curb the spread of the coronavirus.  All of these actions may adversely impact the Company’s operating results.  In particular, the aerospace sector, for which we rely on a significant part of our business, has been faced with significant reductions to its business due to lack of air travel. Due to the timing of the COVID-19 outbreak, the Company’s new order levels during the first quarter of 2020 and into the second quarter of 2020 have seen substantial reductions which will negatively affect revenues commencing in the second quarter of 2020. The longer-term impacts from the outbreak are highly uncertain and cannot be predicted.

Statement of Operations

	Three Months Ended
	March 31,
	2020	2019

Revenue	$6,036,360	$3,468,675

Cost of revenue	4,100,836	3,856,417

Gross profit	1,935,524	(387,742)

Operating expenses
Research and development	113,828	164,080
Selling and shipping	165,777	277,306
General and administrative	1,547,758	1,735,974

Total operating expenses	1,827,363	2,177,360

Operating income (loss)	108,161	(2,565,102)

Other income (expense):
Interest income	24,902	46,806
Interest expense	(116,038)	(114,651)
Other Income (expense)	110,809	-
Total other income (expense), net	19,673	(67,845)

Income (loss) before income tax	127,834	(2,632,947)

Income tax (benefit)	(1,530,644)	(456,000)

Net income (loss)	$1,658,478	$(2,176,947)

Three Months Ended March 31, 2020 vs. March 31, 2019

Revenue

Our revenue for the three months ended March 31, 2020 was $6.0 million compared to $3.5 million for the three months ended March 31, 2019, an increase of $2.5 million or 74.0%. This was primarily attributable to increased revenue of $2.1 million from our CVD Equipment segment related to spare parts and equipment sales, $.5 million increase in our SDC segment and a ($.1 million) decrease in our CVD Materials segment.

The revenue contributed for the three months ended March 31, 2020, by the CVD Equipment segment, of $4.1 million, which totaled 67.9% of our overall revenue, was 103.0% or $2.1 million more than the segment’s $2.0 million contribution made in the prior year, which totaled 58.2% of our overall revenue. This revenue increase is the result of $1.9 million and $.2 million from spare parts and equipment sales, respectively.

Revenue for our SDC segment was $1.6 million in three months ended March 31, 2020 as compared to $1.1 million in three months ended March 31, 2019, an increase of $.5 million. This increase was due to the timing of one large order primarily completed in the three months ended March 31, 2020.

Revenues for our CVD Materials segment were $.3 million in the three months ended March 31, 2020 as compared to $.4 million for the three months ended March 31, 2019, a decrease of $.1 million.

Gross Profit

Gross profit for the three months ended March 31, 2020 amounted to $1.9 million, with a gross profit margin of 32.1%, compared to a gross profit of ($388,742) and a gross profit margin of (11.2%) for the three months ended March 31, 2019. In addition to the higher level of sales during the quarter increasing our gross profit, we achieved improvements in our operating efficiencies with certain repeat orders, lowered our costs mostly due to the effects of certain furloughed employees during the last two and one-half weeks of March 2020, as a result of Coronavirus mandates imposed, and achieved improved mix of product revenues resulting in our gross profit margin percentage improvement.

Research and Development, Selling and General and Administrative Expenses

Research and Development

Due to the technical development required on our custom orders, our research and development team and their expenses are charged to costs of goods sold when they are working directly on a customer project. When they are not working on a customer project, they work in our Application Laboratory and their costs are charged to research and development. For the three months ended March 31, 2020, our research and development expenses totaled $114,000 compared to $164,000 for the three months ended March 31, 2019, primarily due to the effects of certain furloughed employees during the last two and one-half weeks of March 2020, as a result of Coronavirus mandates imposed.

Selling

Selling expenses were $.2 million or 2.7 % of the revenue for the three months ended March 31, 2020 as compared to $.3 million or 8.0% for the three months ended March 31, 2019. The decrease was primarily the result of reduced employee related costs, including the effects of certain furloughed employees during the last two and one-half weeks of March 2020, as a result of Coronavirus mandates imposed, and lower trade show expenses.

General and Administrative

General and administrative expenses for the three months ended March 31, 2020 were $1.5 million or 25.6% of revenue compared to $1.7 million or 50.0% for the three months ended March 31, 2019, a decrease of $.2 million. The decrease in these expenses is primarily the result of decreased stock compensation costs of $126,000, due to less equity grants, and decreased outside systems and finance consulting costs of $134,000, due to the completion of the Company’s system migration and finance consulting costs in 2019.

Operating income (loss)

As a result of the increased revenues, improved gross profit margins and reduced expenses, we recorded an operating income of $.1 million for the three months ended March 31, 2020 as compared to an operating loss of ($2.6 million) for the three months ended March 31, 2019.

Other income (expenses)

Other income (expenses) were $20,000 and ($68,000) for the three months ended March 31, 2020 and 2019, respectively. This increase in income is primarily the result of subleasing a portion of our CVD Materials facility and receiving $111,000 in rental income during the three months ended March 31, 2020, as compared to none in three months ended March 31, 2019. In addition, as a result of lower interest rates, interest income decreased $22,000, to $25,000 for the three months ended March 31, 2020 as compared to $47,000 in 2019.

Income Taxes

For the three months ended March 31, 2020, we recorded an income tax benefit of $1.5 million as compared to $456,000 for the three months ended March 31, 2019. For the year ended December 31, 2019, the Company has provided a full valuation allowance against all of the net deferred tax assets in the amount of $2,497,414. This was based on management’s assessment, including the last two years of operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. On March 27, 2020, the CARES Act was enacted by the United States Congress. As a result of the enactment of the CARES Act, net operating losses (“NOL’s”) can now be carried back for five years and resulted in the Company recognizing approximately $1.5 million of a tax receivable. We continue to evaluate for potential utilization of the Company’s deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, the commencement of operations of the new CVD Materials segment and cost containment measures. For the three months ended March 31, 2019 our tax rate was primarily affected by permanent differences resulting in an effective tax rate of 17.3%.

Net income (loss)

As a result of the foregoing factors, we reported net income of $1.7 million, or $0.25 per basic and diluted share, for the three months ended March 31, 2020, as compared to a net loss of ($2.2 million), or ($0.33) per basic and diluted share for the three months ended March 31, 2019.

Liquidity and Capital Resources

As of March 31, 2020, we had aggregate working capital of $10.2 million compared to aggregate working capital of $8.8 million at December 31, 2019. Our cash and cash equivalents at March 31, 2020 and December 31, 2019 were $7.4 million and $8.7 million, respectively.

Net cash used in operating activities was $.7 million. This is the result of net income, adjusted for non-cash items, of $2.0 million, a $1.4 million increase in deferred revenue and other sources of $.4 million. These amounts were offset, in part by, an increase in taxes receivable of $1.5 million as a result of the March 27, 2020 CARES Act enactment allowing the carryback of NOL’s five years. In addition, contract assets increased $1.2 million, contract liabilities decreased $.7 million, accounts receivable increased $.7 million and accrued expenses decreased $.4 million related to the payment of vacation and other accrued expenses.

Long term debt decreased by $.2 million on our two facilities in Central Islip, NY, including our investment in the CVD Materials building purchased on November 30, 2017. We have continued to invest in activities primarily related to preparing CVD Materials for larger scale operations. Our total capital invested in the three months ended March 31, 2020 was $.4 million, primarily related to building improvements and machinery, and during the quarter we received rental income of approximately $111,000.

We have a loan agreement with HSBC USA, N.A. (the “HSBC”) which is secured by a mortgage on our Central Islip headquarters at 355 South Technology Drive. The loan is payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity in March 2022. The balances as of March 31, 2020 and December 31, 2019 were approximately $2.3 million and $2.4 million respectively. Interest accrues on the loan, at our option, at the variable rate of LIBOR plus 1.75% or Prime less 0.5% (2.56% and 3.49% at March 31, 2020 and December 31, 2019, respectively).

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

The Note is payable in 60 consecutive equal monthly installments of $62,481, including interest. The balances as of March 31, 2020 and December 31, 2019 were approximately $9.6 million and $9.7 million respectively. The Note bears interest for each Interest Period (as defined in the Note), at the fixed rate of 3.9148%. The maturity date for the Note is December 1, 2022. As a condition of the Bank making the Loan, we were required to guaranty Assignee’s obligations under the Loan.

On August 5, 2019, the Company entered into a Mortgage Modification Agreement which replaced the former covenant with a Minimum Liquid Assets covenant. The Company is in compliance with its obligations under the mortgage at March 31, 2020.

The Company has been actively monitoring the coronavirus ("COVID-19") outbreak and its impact globally.  The Company’s primary focus to this point has been to ensure the health and safety of its employees.  To that end, the Company has adopted social distancing where appropriate, implemented travel restrictions, and has taken actions to ensure that locations and facilities are cleaned and sanitized regularly.  These are novel and challenging times and the magnitude of this crisis is requiring the Company to consider all options to promote the safety of employees, including, where appropriate, or where required to comply with foreign, national, state or local governmental authority recommendations, guidelines, and/or mandates, the temporary suspension of work at certain of the Company’s locations and production facilities to protect employees and curb the spread of the coronavirus.  All of these actions may adversely impact the Company’s operating results.  In particular, the aerospace sector, for which we rely on a significant part of our business, has been faced with significant reductions to its business due to lack of air travel. Due to the timing of the COVID-19 outbreak, the Company’s new order levels during the first quarter of 2020 and into the second quarter of 2020 have seen substantial reductions which will negatively affect revenues commencing in the second quarter of 2020. The longer-term impacts from the outbreak are highly uncertain and cannot be predicted.

At December 31, 2019 we had reduced our employee headcount by 13% to 172 as compared to December 31, 2018. Since March 16, 2020, as a result of Coronavirus mandates imposed, we have furloughed a substantial portion of our work force reducing to levels deemed to support essential services, and continue to assess this on a weekly basis. During these unprecedented times we are continuing to evaluate our staffing levels to support the continued operations, including the level of current and expected orders.

On April 21, 2020, the Company entered into a loan agreement (the “Loan Agreement”) with HSBC Bank USA, National Association pursuant to which the Company was granted a loan (the “Loan”) in the principal amount of $2,415,970, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted by the United States Congress on March 27, 2020.

The Loan, the obligation of which is represented by a Note issued by the Company, matures on April 21, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing in October 2020. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, all or a portion of the Loan may be forgiven, based upon payments made in the first eight weeks following receipt of the proceeds, related to payroll costs, continue group health care benefits, utilities and mortgage interest on other debt obligations incurred before February 15, 2020.

As a result of the March 27, 2020 CARES Act enactment allowing the carryback of NOL’s five years, the Company recognized a $1.5 million tax benefit, and expects to receive these funds during the second half of 2020.

Our orders during the three months ended March 31, 2020, and into the start of the second quarter ending June 30, 2020 have decrease substantially as compared to the last two quarters of 2019. As a result, we anticipate substantial reductions in revenues resulting in operating losses commencing in our second quarter 2020. While we continue to monitor and take action to reduce our expenses, we have secured a $2.4 million loan under PPP and have recognized a $1.5 million tax receivable from the NOL 5 year carryback, we believe that our cash and cash equivalent positions and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months of the filing date of this Form 10-Q.

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

The following risk factor is in addition to the risk factors previously disclosed in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2020. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section included in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2020.

A pandemic, epidemic or outbreak of an infectious disease in the United States or worldwide may adversely affect our business.

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the recent outbreak of coronavirus disease (COVID-19) which has spread from China to the rest of the world.  Outbreaks such as these have resulted, and can continue to result, in governments around the world implementing increasingly stringent measures to help control the spread, including quarantines, "shelter in place" and "stay at home" orders, travel restrictions, business curtailments, school closures, and other measures.  These actions with respect to the COVID-19 outbreak have negatively impacted, and could continue to have negative impacts on, our operations, supply chain, transportation networks, customers and employees.  The COVID-19 outbreak has materially and adversely affected, and any continuing economic downturn as a result of this pandemic could continue to adversely affect, demand for our products, and negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers. In particular, the aerospace sector, for which we rely on a significant part of our business, has been faced with significant reductions to its business due to lack of air travel.

Since the end of our first quarter 2020, we have begun to see the impacts of COVID-19 on our markets and operations, including significant decreases in demand, supply chain disruptions, and logistics constraints.  Given government mandates and concerns over employee safety, some of our production facilities were closed or significantly slowed production during the end of the first quarter 2020 and into the second quarter 2020.  The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects.  While we expect this matter to materially and adversely impact our financial results, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

Except as noted above, there have been no other material changes to the risk factors disclosed in our Form 10-K as filed with the Securities and Exchange Commission on March 30, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

10.1	U.S. Small Business Administration Note, dated April 21, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 22, 2020).

10.2	HSBC Loan Agreement, dated April 21, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 22, 2020).

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 14, 2020

31.2*	Certification of Thomas McNeill, Chief Financial Officer, dated May 14, 2020

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 14, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Thomas McNeill, Chief Financial Officer, dated May 14, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of May 2020.

CVD EQUIPMENT CORPORATION

By: /s/ Leonard A. Rosenbaum

Leonard A. Rosenbaum

Chief Executive Officer

(Principal Executive Officer)

By: /s/ Thomas McNeill

Thomas McNeill

Chief Financial Officer

(Principal Financial and

Accounting Officer)

EXHIBIT INDEX

10.1	U.S. Small Business Administration Note, dated April 21, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 22, 2020).

10.2	HSBC Loan Agreement, dated April 21, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 22, 2020).

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 14, 2020

31.2*	Certification of Thomas McNeill, Chief Financial Officer, dated May 14, 2020

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated May 14, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Thomas McNeill, Chief Financial Officer, dated May 14, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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