Form 10-Q
period 2020-06-30
CVD EQUIPMENT CORP
filed 2020-08-14
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2020
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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,639,685 shares of Common Stock, $0.01 par value at August 7, 2020.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$9,375,188	$8,664,253
Accounts receivable, net	1,721,451	2,545,537
Contract assets	940,239	512,952
Inventories, net	1,547,236	1,709,713
Taxes Receivable	1,528,305	-
Other current assets	452,385	733,337
Total Current Assets	15,564,804	14,165,792

Property, plant and equipment, net	32,361,524	32,102,335

Other assets	13,748	13,748
Intangible assets, net	385,074	441,177
Total Assets	$48,325,150	$46,723,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$463,595	$535,394
Accrued expenses	1,377,962	1,902,858
Current maturities of long-term debt	681,222	674,593
Contract Liabilities	420,285	845,653
Deferred revenue	1,306,013	1,429,583
Total Current Liabilities	4,249,077	5,388,081

Long-term debt, net of current portion	13,452,827	11,377,126
Total Long-Term Liabilities	13,452,827	11,377,126

Total Liabilities	17,701,904	16,765,207

Commitments and contingencies (see note 12)

Stockholders’ Equity:
Common stock - $0.01 par value – 20,000,000 shares authorized; issued and outstanding 6,639,685 at June 30, 2020 and 6,623,793 at December 31, 2019	66,396	66,237
Additional paid-in capital	26,860,747	26,719,554
Retained earnings	3,696,103	3,172,054
Total Stockholders’ Equity	30,623,246	29,957,845

Total Liabilities and Stockholders’ Equity	$48,325,150	$46,723,052

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$3,718,884	$4,918,118	$9,755,244	$8,395,378

Cost of revenue	3,117,369	4,425,279	7,218,205	8,290,280

Gross profit	601,515	492,839	2,537,039	105,098

Operating expenses
Research and development	96,108	176,920	209,936	341,000
Selling and shipping	131,263	227,117	297,040	504,424
General and administrative	1,506,398	1,632,022	3,054,156	3,368,110

Total operating expenses	1,733,769	2,036,059	3,561,132	4,213,534

Operating loss	(1,132,254)	(1,543,220)	(1,024,093)	(4,108,436)

Other income (expense):
Interest income	5,478	42,063	30,380	88,869
Interest expense	(114,484)	(126,270)	(230,522)	(240,806)
Other Income	107,880	-	218,688	-
Total other income (expense), net	(1,126)	(84,207)	18,546	(151,937)

Loss before income tax	(1,133,380)	(1,627,427)	(1,005,547)	(4,260,373)

Income tax expense (benefit)	1,049	(234,697)	(1,529,596)	(690,697)

Net (loss) income	$(1,134,429)	$(1,392,730)	$524,049	$(3,569,676)

Basic income (loss) per common share	$(0.17)	$(0.21)	$0.08	$(0.55)
Diluted income (loss) per common share	$(0.17)	$(0.21)	$0.08	$(0.55)

Weighted average common shares
Outstanding-basic	6,634,746	6,555,150	6,630,391	6,547,035

Weighted average common shares
Outstanding-diluted	6,634,746	6,555,150	6,630,391	6,547,035

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three months ended June 30, 2020 and 2019
	Common stock
	Shares	Par Value	Additional paid-in Capital	Retained Earnings	Total

Balance at April 1, 2020	6,633,355	$66,333	$26,792,106	$4,830,532	$31,688,971
Net loss	-	-	-	(1,134,429)	(1,134,429)
Share-Based Compensation	6,330	63	68,641	-	68,704
Balance at June 30, 2020	6,639,685	$66,396	$26,860,747	$3,696,103	$30,623,246

Balance at April 1, 2019	6,555,150	$65,551	$26,346,934	$7,322,766	33,735,251
Net loss	-	-	-	(1,392,730)	(1,392,730)
Share-Based Compensation	-	-	178,587	-	178,587
Balance at June 30, 2019	6,555,150	$65,551	$26,525,521	$5,930,036	$32,521,108

Six months ended June 30, 2020 and 2019
	Common stock
	Shares	Par Value	Additional paid-in Capital	Retained Earnings	Total

Balance at January 1, 2020	6,623,793	$66,237	$26,719,554	$3,172,054	$29,957,845
Net income	-	-	-	524,049	524,049
Share-Based Compensation	15,892	159	141,193	-	141,352
Balance at June 30, 2020	6,639,685	$66,396	$26,860,747	$3,696,103	$30,623,246

Balance at January 1, 2019	6,535,888	$65,358	$26,148,256	$9,499,712	$35,713,326
Net loss	-	-	-	(3,569,676)	(3,569,676)
Share-Based Compensation	19,262	193	377,265	-	377,458
Balance at June 30, 2019	6,555,150	$65,551	$26,525,521	$5,930,036	$32,521,108

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$524,049	$(3,569,676)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Stock-based compensation	141,352	377,457
Depreciation and amortization	658,266	554,579
Deferred income tax benefit	-	(698,000)
Bad debt expense	80,205	-
(Increase)/decrease in operating assets
Accounts receivable	743,881	1,999,195
Contract assets	(427,287)	(296,670)
Inventories	162,477	(20,793)
Tax receivable	(1,528,305)	-
Other current assets	280,952	236,234
Increase/(decrease) in operating liabilities
Accounts payable	(71,799)	436,684
Accrued expenses	(524,896)	227,209
Contract liabilities	(425,368)	(365,549)
Deferred revenue	(123,570)	22,778
Total adjustments	(1,034,092)	2,473,124
Net cash used in operating activities	(510,043)	(1,096,552)

Cash flows from investing activities:
Capital expenditures	(861,352)	(1,434,682)
Net cash used in investing activities	(861,352)	(1,434,682)

Cash flows from financing activities
Proceeds from Payroll Protection Plan Loan	2,415,970	-
Payments of long-term debt	(333,640)	(327,563)
Net cash provided by (used) in financing activities	2,082,330	(327,563)

Net increase (decrease) in cash and cash equivalents	710,935	(2,858,797)

Cash and cash equivalents at beginning of period	8,664,253	11,439,361

Cash and cash equivalents at end of period	$9,375,188	$8,580,564

Supplemental disclosure of cash flow information:
Income taxes paid	$1,049	$-
Interest paid	$230,522	$240,806

Supplemental disclosure of non-cash investing and financing activities:
Capitalization of right to use Asset	$-	$128,947

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1:     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that can be expected for the year ending December 31, 2020.

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

Recent Accounting Standards (continued)

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

NOTE 3:     CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

The Company had cash and cash equivalents of $9.4 million and $8.7 million at June 30, 2020 and December 31, 2019, respectively. The Company invests excess cash in U.S. treasury bills, certificates of deposit or money market accounts, all with original maturities of less than three months. Cash equivalents were $2.1 million at June 30, 2020 and December 31, 2019, respectively.

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at June 30, 2020 and December 31, 2019 was $7,699,000 and $5,198,000, respectively.

NOTE 3:     CONCENTRATION OF CREDIT RISK (continued)

Sales concentration

Revenue from a single customer in any one period can exceed 10% of our total revenues. During the three months ended June 30, 2020, two customers exceeded 10%, and represented 42.2% and 10.0% revenues, and during the six months ended June 30, 2020 one customer represented 37% of revenues. During the three and six months ended June 30, 2019, one customer represented 13% and 10% of revenues, respectively.

Accounts receivable

The Company sells products and services to various companies across several industries in the ordinary course of business. The Company performs ongoing credit evaluations to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience, evaluation of their credit history and review of the invoicing terms of the contract to determine the financial strength of its customers. The Company also maintains allowances for anticipated losses. At June 30, 2020 four customers exceeded 10% of the accounts receivable balance, representing 66.0% in total, and at December 31, 2019 three customers represented approximately 61% of the accounts receivable balance.

NOTE 4:     REVENUE DISAGGREGATION

The following table represents a disaggregation of revenue for the three and six months ended June 30, 2020 and 2019 (in thousands):

Three Months Ending June 30, 2020

	Over time	Point in time	Total
Aerospace	$134	$1,699	$1,833
Industrial	$4	$878	$882
Research	$308	$696	$1,004
Total	$446	$3,273	$3,719

Three Months ending June 30, 2019

	Over time	Point in time	Total
Aerospace	$732	$890	$1,622
Industrial	$881	$1,172	$2,053
Research	$461	$782	$1,243
Total	$2,074	$2,844	$4,918

Six Months Ending June 30, 2020

	Over time	Point in time	Total
Aerospace	$1,321	$3,995	$5,316
Industrial	$524	$1,140	$1,664
Research	$1,995	$780	$2,775
Total	$3,840	$5,915	$9,755

Six Months ending June 30, 2019

	Over time	Point in time	Total
Aerospace	$800	$1,103	$1,903
Industrial	$1,266	$2,601	$3,867
Research	$1,192	$1,433	$2,625
Total	$3,258	$5,137	$8,395

NOTE 4:     REVENUE DISAGGREGATION (continued)

The Company has unrecognized contract revenue of approximately $1.6 million at June 30, 2020, which it expects to recognize as revenue within the next twelve months.

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

During the six months ended June 30, 2020 and 2019, the increase in contract assets of approximately $.4 million and $.3 million, respectively, was the result of work performed in excess of billings which are based upon project milestones. During the six months ended June 30, 2020 and 2019, the decrease in contract liabilities of ($.4 million) and ($.4 million), respectively, was primarily due to timing of invoicing for those projects.

NOTE 5:      INVENTORIES, NET

Inventories consist of:
	June 30, 2020	December 31, 2019

Raw materials	$1,269,970	$1,281,250
Work-in-process	277,266	428,463
Inventories	$1,547,236	$1,709,713

NOTE 6:     ACCOUNTS RECEIVABLE, NET

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $104,000 and $24,000 as of June 30, 2020 and December 31, 2019, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

NOTE 7:     LONG-TERM DEBT

The Company has a loan agreement with HSBC which is secured by a mortgage against our Central Islip, NY headquarters. The loan is payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity in March 2022. The balances as of June 30, 2020 and December 31, 2019 were approximately $2.2 million and $2.4 million respectively. Interest accrues on the loan, at our option, at the variable rate of LIBOR plus 1.75% or Prime less 0.5% (1.93% and 3.49% at June 30, 2020 and December 31, 2019, respectively).

On November 30, 2017, the Company purchased the premises located at 555 North Research Place, Central Islip, NY. The purchase price of the building was $13,850,000 exclusive of closing costs. The Company’s wholly-owned subsidiary, 555 N Research Corporation (the “Assignee”) and the Islip IDA, entered into a Fee and Leasehold Mortgage and Security Agreement (the ”Loan”) with HSBC in the amount of $10,387,500, which was used to finance a portion of the purchase price to acquire the premises located at 555 North Research Place, Central Islip, New York. The Loan was evidenced by the certain note, dated November 30, 2017 (the “Note”), by and between Assignee and the Bank, and secured by a certain Fee and Leasehold Mortgage and Security Agreement (the “Mortgage”), dated November 30, 2017, as well as a collateral Assignment of Leases and Rents.

The Note is payable in 60 consecutive equal monthly installments of $62,481 including interest and a final balloon payment upon maturity in December 2022. The balance outstanding as of June 30, 2020 and December 31, 2019 were approximately $9.5 million and $9.7 million respectively. The Note bears interest for each Interest Period (as defined in the Note), at the fixed rate of 3.9148%. As a condition of the Bank making the Loan, the Company was required to guaranty Assignee’s obligations under the Loan pursuant that certain Unlimited Guaranty, dated November 30, 2017 (the “Guaranty”).

On May 31, 2019, the Company entered into two sublease agreements for a portion of the CVD Materials facility. On October 30, 2019, the Tenant exercised its right to terminate the eastside Lease, which termination was effective as of December 31, 2019 (the “Termination”). On June 12, 2020 the same Tenant signed a new short-term lease for the six-month period July 1, 2020 to December 31, 2020.   During the three and six months ended June 30, 2020 the Company recognized $108,000 and $219,000, respectively, of rental income which commenced in June 2019. The Tenant has exercised its first option to renew the westside lease for a term of one year beginning July 1, 2020 and ending June 30, 2021.

NOTE 7:     LONG-TERM DEBT   (continued)

On August 5, 2019, the Company entered into a Mortgage Modification Agreement which replaced the former covenant with a Minimum Liquid Assets covenant. The Company is in compliance with its financial covenant under the mortgage at June 30, 2020.

On April 21, 2020, the Company entered into a loan agreement (the “Loan Agreement”) with HSBC Bank USA, National Association pursuant to which the Company was granted a loan in the principal amount of $2,415,970, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted by the United States Congress on March 27, 2020.

The PPP loan, the obligation of which is represented by a note issued by the Company, matures on April 21, 2022 and bears interest at a rate of 1% per annum. The note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, all or a portion of the Loan may be forgiven, based upon payments made in the first eight weeks following receipt of the proceeds, related to payroll costs, continue group health care benefits, utilities and mortgage interest on other debt obligations incurred before February 15, 2020.

NOTE 8:     STOCK-BASED COMPENSATION EXPENSE

The Company recorded as part of general and administrative expense $69,000 and $141,000 during the three and six months ended June 30, 2020, respectively, and during the three and six months ended June 30, 2019, $179,000 and $378,000, respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments.

NOTE 9:     INCOME TAXES

As of June 30, 2020 and December 31, 2019, the Company has provided a full valuation allowance against all of the net deferred tax assets. This was based on management’s assessment, including the last two years of operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted by the United States Congress. As a result of the enactment of the CARES Act, net operating losses (“NOL’s”) can now be carried back for five years and resulted in the Company recognizing approximately $1.5 million of a tax receivable. We continue to evaluate for potential utilization of the Company’s deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, the commencement of operations of the CVD Materials segment and cost containment measures.

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

Stock options to purchase 417,000 shares of common stock were outstanding and 292,000 were exercisable during the three and six months ended June 30, 2020. Stock options to purchase 467,930 shares were outstanding and 227,930 were exercisable during the three and six months ended June 30, 2019. For the three and six months ended June 30, 2020, 417,000 stock options, and for the three and six months ended June 30, 2019, 467,930 stock options were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

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

NOTE 11:      SEGMENT REPORTING (continued)

Three Months Ended June 30,

(In thousands)

				Eliminations* and
2020	CVD	SDC	Materials	Unallocated	Consolidated
Assets	$36,509	$6,445	$5,380	$(9)	$48,325

Revenue	2,280	1,016	517	(94)	3,719
Operating income/(loss)	(299)	65	(137)	(761)	(1,132)
Pretax income/(loss)	(312)	65	(125)	(761)	(1,133)

2019
Assets	$37,016	$5,581	$6,728	$(9)	$49,316

Revenue	3,194	1,591	542	(409)	4,918
Operating income/(loss)	(1,021)	508	(130)	(900)	(1,543)
Pretax income/(loss)	(1,013)	515	(229)	(900)	(1,627)

Six Months Ended June 30,

(In thousands)

				Eliminations* and
2020	CVD	SDC	Materials	Unallocated	Consolidated

Revenue	6,377	2,835	801	(258)	9,755
Operating income/(loss)	293	667	(493)	(1,491)	(1,024)
Pretax income/(loss)	277	675	(467)	(1,491)	(1,006)

2019

Revenue	5,213	2,678	970	(466)	8,395
Operating income/(loss)	(2,558)	682	(328)	(1,904)	(4,108)
Pretax income/(loss)	(2,522)	691	(525)	(1,904)	(4,260)

*All elimination entries represent intersegment revenues eliminated in consolidation for external financial reporting.

NOTE 12:      SIGNIFICANT EVENTS- CORONAVIRUS (COVID-19)

The Company has been actively monitoring the coronavirus (COVID-19) outbreak and resulting pandemic and its impact on both the global economic and operating environment and specifically on its impact to the Company, its employees, its operations and its financial condition.  In March 2020, the World Health Organization recognized the COVID-19 outbreak as a pandemic based on the global spread of the disease, the severity of illnesses it causes and its effects on society. In response to the COVID-19 outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations, including complete or partial government shutdowns of many schools and businesses, including our Company, and advising or requiring individuals to limit or forego their time outside of their homes. Accordingly, the COVID-19 outbreak has severely restricted the level of economic activity in many countries, including the United States, and continues to materially and adversely impact global economic activity.  In particular, the aerospace sector, for which we rely on a significant part of our business, has been faced with significant reductions to its business due to lack of air travel. The Company’s new order levels during the first half of 2020 and into the third quarter of 2020 have seen substantial reductions which have materially and adversely affected revenues commencing in our second quarter of 2020, and is anticipated to continue towards the end of 2020. While the financial results for the Company’s first quarter of 2020 reflected the initial impact of COVID-19, and the second quarter of 2020 reflected a substantial effect, we are unable to predict the extent of the impact the pandemic will have on our financial position and operating results for the remainder of 2020 and into 2021 due to numerous uncertainties, but the impact could be material during any future period affected either directly or indirectly by this pandemic.  The Company intends to continue to evaluate the various government sponsored plans and programs put in place in response to the COVID-19 pandemic and further plans to take advantage of any such government benefits reasonably available to it.  Moreover, the Company will continue to monitor developments in that area as new government initiatives are passed.

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

Coronavirus (COVID-19)

The Company has been actively monitoring the coronavirus ("COVID-19") outbreak and its impact globally.  The Company’s primary focus to this point has been to ensure the health and safety of its employees.  To that end, the Company has adopted social distancing where appropriate, implemented travel restrictions, and has taken actions to ensure that locations and facilities are cleaned and sanitized regularly.  These are novel and challenging times and the magnitude of this crisis is requiring the Company to consider all options to promote the safety of employees, including, where appropriate, or where required to comply with foreign, national, state or local governmental authority recommendations, guidelines, and/or mandates, the temporary suspension of work at certain of the Company’s locations and production facilities to protect employees and curb the spread of the coronavirus.  All of these actions may adversely impact the Company’s operating results.  In particular, the aerospace sector, for which we rely on a significant part of our business, has been faced with significant reductions to its business due to lack of air travel. Due to the timing of the COVID-19 outbreak, the Company’s new order levels during the first half of 2020 and into the third quarter of 2020 have seen substantial reductions which have materially and adversely affected revenues commencing in our second quarter of 2020, and is anticipated to continue towards the end of 2020. While the financial results for the Company’s first quarter of 2020 reflected the initial impact of COVID-19, and the second quarter of 2020 reflected a substantial effect, we are unable to predict the extent of the impact the pandemic will have on our financial position and operating results for the remainder of 2020 and into 2021 due to numerous uncertainties, but the impact could be material during any future period affected either directly or indirectly by this pandemic.  The longer-term impacts from the outbreak are highly uncertain and cannot be predicted.

Statement of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$3,718,884	$4,918,118	$9,755,244	$8,395,378

Cost of revenue	3,117,369	4,425,279	7,218,205	8,290,280

Gross profit	601,515	492,839	2,537,039	105,098

Operating expenses
Research and development	96,108	176,920	209,936	341,000
Selling and shipping	131,263	227,117	297,040	504,424
General and administrative	1,506,398	1,632,022	3,054,156	3,368,110

Total operating expenses	1,733,769	2,036,059	3,561,132	4,213,534

Operating loss	(1,132,254)	(1,543,220)	(1,024,093)	(4,108,436)

Other income (expense):
Interest income	5,478	42,063	30,380	88,869
Interest expense	(114,484)	(126,270)	(230,522)	(240,806)
Other Income	107,880	-	218,688	-
Total other income (expense), net	(1,126)	(84,207)	18,546	(151,937)

Loss before income tax	(1,133,380)	(1,627,427)	(1,005,547)	(4,260,373)

Income tax expense (benefit)	1,049	(234,697)	(1,529,596)	(690,697)

Net (loss) income	$(1,134,429)	$(1,392,730)	$524,049	$(3,569,676)

Three Months Ended June 30, 2020 vs. June 30, 2019

Revenue

Our revenue for the three months ended June 30, 2020 was $3.7 million compared to $4.9 million for the three months ended June 30, 2019, a decrease of $1.2 million or 24.4%. This was primarily attributable to decreased revenue of $.9 million from our CVD Equipment segment related to spare parts and equipment sales, and $.3 million decrease in our SDC segment.

The revenue contributed for the three months ended June 30, 2020, by the CVD Equipment segment, of $2.3 million, which totaled 61.3% of our overall revenue, was (28.6%) or ($.9 million) lower than the segment’s $3.2 million contribution made in the prior year, which totaled 64.9% of our overall revenue. This revenue decrease is the result of an increase of $.7 million and a decrease of ($1.6 million) from spare parts and equipment sales, respectively.

Revenue for our SDC segment was $1.0 million in three months ended June 30, 2020 as compared to $1.3 million in three months ended June 30, 2019, a decrease of $.3 million. This decrease was due to the timing of orders delivered, as a large order primarily completed in the three months ended March 31, 2020.

Revenues for our CVD Materials segment were $.4 million in the three months ended June 30, 2020 as compared to $.4 million for the three months ended June 30, 2019.

Gross Profit

Gross profit for the three months ended June 30, 2020 amounted to $.6 million, with a gross profit margin of 16.2%, compared to a gross profit of $.5 million and a gross profit margin of 10.0% for the three months ended June 30, 2019. We achieved improvements in our operating efficiencies with certain repeat orders, lowered our costs mostly due to the effects of certain furloughed employees during the three months ended June 30, 2020, as a result of Coronavirus mandates imposed, and achieved improved mix of product revenues resulting in our gross profit margin percentage improvement.

Research and Development, Selling and General and Administrative Expenses

Research and Development

Due to the technical development required on our custom orders, our research and development team and their expenses are charged to costs of goods sold when they are working directly on a customer project. When they are not working on a customer project, they work in our Application Laboratory and their costs are charged to research and development. For the three months ended June 30, 2020, our research and development expenses totaled $96,000 compared to $177,000 for the three months ended June 30, 2019, a decrease of $81,000, primarily due to the effects of certain furloughed employees during the three months ended June 30, 2020, as a result of Coronavirus mandates imposed.

Selling

Selling expenses were $.1 million or 3.5 % of the revenue for the three months ended June 30, 2020 as compared to $.2 million or 4.6% for the three months ended June 30, 2019. The decrease was primarily the result of reduced employee related costs, including the effects of certain furloughed employees during the three months ended June 30, 2020, as a result of Coronavirus mandates imposed, and lower trade show expenses.

General and Administrative

General and administrative expenses for the three months ended June 30, 2020 were $1.5 million or 40.5% of revenue compared to $1.6 million or 33.2% for the three months ended June 30, 2019, a decrease of $.1 million. The decrease in these expenses is primarily the result of decreased stock compensation costs of $109,000, due to less equity grants, and decreased outside systems and finance consulting costs of $40,000, due to the completion of the Company’s system migration and finance consulting costs in 2019. These decreases were offset, in part by, an $80,000 bad debt provision related to one customer.

Operating income (loss)

With improved gross profit margins, resulting from improved product mix, and reduced expenses, our operating loss was ($1.1 million) in the three months ended June 30 2020, compared with an operating loss of ($1.5 million) in the three months ended June 30, 2019.

Other income (expenses)

Other income (expenses) were ($1,126) and ($84,207) for the three months ended June 30, 2020 and 2019, respectively. This decrease in net other expenses is primarily the result of subleasing a portion of our CVD Materials facility and receiving $107,880 in rental income during the three months ended June 30, 2020, as compared to none in three months ended June 30, 2019. As a result of lower interest rates, interest income decreased $36,585, to $5,478 for the three months ended June 30, 2020 as compared to $42,063 in 2019. In addition, Interest expense decreased $11,786 to $114,484 in the three months ended June 30, 2020, as compared to $126,270 in 2019.

Income Taxes

For the three months ended June 30, 2020, we recorded an income tax expense of $1,049 related to certain state minimum taxes as compared to an income tax benefit of $234,697 for the three months ended June 30, 2019. As of June 30, 2020 and December 31, 2019, the Company has provided a full valuation allowance against all of the net deferred tax assets. This was based on management’s assessment, including the last two years of operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. We continue to evaluate for potential utilization of the Company’s deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, the commencement of operations of our CVD Materials segment and cost containment measures. For the three months ended June 30, 2019 our tax rate was primarily affected by permanent differences resulting in an effective tax rate of 14.4%.

Net income (loss)

As a result of the foregoing factors, we reported a net loss of ($1.1 million), or ($0.17) per basic and diluted share, for the three months ended June 30, 2020, as compared to a net loss of ($1.4 million), or ($0.21) per basic and diluted share for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 vs. June 30, 2019

Revenue

Our revenue for the six months ended June 30, 2020 was $9.8 million compared to $8.4 million for the six months ended June 30, 2019, an increase of $1.4 million or 16.2%. This was primarily attributable to increased revenue of $1.2 million from our CVD Equipment segment related to spare parts and equipment sales, $.3 million increase in our SDC segment and a ($.1 million) decrease in our CVD Materials segment.

The revenue contributed for the six months ended June 30, 2020, by the CVD Equipment segment, of $6.4 million, which totaled 65.4% of our overall revenue, was 22.3% or $1.2 million more than the segment’s $5.2 million contribution made in the prior year, which totaled 62.1% of our overall revenue. This revenue increase is the result of an increase of $2.5 million and a decrease of ($1.3 million) from spare parts and equipment sales, respectively.

Revenue for our SDC segment was $2.7 million in the six months ended June 30, 2020 as compared to $2.3 million in the six months ended June 30, 2019, an increase of $.4 million. This increase was due to the timing of one large order primarily completed in the six months ended June 30, 2020.

Revenues for our CVD Materials segment were $.7 million in the six months ended June 30, 2020 as compared to $.9 million for the six months ended June 30, 2019, a decrease of $.2 million.

Gross Profit

Gross profit for the six months ended June 30, 2020 amounted to $2.5 million, with a gross profit margin of 26.0%, compared to a gross profit of $105,098 and a gross profit margin of 1.3% for the six months ended June 30, 2019. In addition to the higher level of sales during the six months ended June 30, 2020 increasing our gross profit, we achieved improvements in our operating efficiencies with certain repeat orders, lowered our costs mostly due to the effects of certain furloughed employees during the period, as a result of Coronavirus mandates imposed, and achieved improved mix of product revenues resulting in our gross profit margin percentage improvement.

Research and Development, Selling and General and Administrative Expenses

Research and Development

Due to the technical development required on our custom orders, our research and development team and their expenses are charged to costs of goods sold when they are working directly on a customer project. When they are not working on a customer project, they work in our Application Laboratory and their costs are charged to research and development. For the six months ended June 30, 2020, our research and development expenses totaled $210,000 compared to $341,000 for the six months ended June 30, 2019, primarily due to the effects of certain furloughed employees during the six months ended June 30, 2020, as a result of Coronavirus mandates imposed.

Selling

Selling expenses were $.3 million or 3.0 % of the revenue for the six months ended June 30, 2020 as compared to $.5 million or 6.0% for the six months ended June 30, 2019. The decrease was primarily the result of reduced employee related costs, including the effects of certain furloughed employees during the six months ended June 30, 2020, as a result of Coronavirus mandates imposed, and lower trade show expenses.

General and Administrative

General and administrative expenses for the six months ended June 30, 2020 were $3.1 million or 31.3% of revenue compared to $3.4 million or 40.1% for the six months ended June 30, 2019, a decrease of $.3 million. The decrease in these expenses is primarily the result of decreased stock compensation costs of $236,000, due to less equity grants, and decreased outside systems and finance consulting costs of $161,000, due to the completion of the Company’s system migration and finance consulting costs in 2019. These decreases were offset, in part by, an $80,000 bad debt provision related to one customer.

Operating income (loss)

As a result of the increased revenues, improved gross profit margins and reduced expenses, we recorded an operating loss of ($1.0 million) for the six months ended June 30, 2020 as compared to an operating loss of ($4.1 million) for the six months ended June 30, 2019.

Other income (expenses)

Other income (expenses) were $19,000 and ($152,000) for the six months ended June 30, 2020 and 2019, respectively. This increase in income is primarily the result of subleasing a portion of our CVD Materials facility and receiving $219,000 in rental income during the six months ended June 30, 2020, as compared to none in six months ended June 30, 2019. As a result of lower interest rates, interest income decreased $59,000, to $30,000 for the six months ended June 30, 2020 as compared to $89,000 in 2019. In addition, interest expense decreased $10,000 to $231,000 for the six months ended June 30, 2020, as compared to $241,000 in 2019.

Income Taxes

For the six months ended June 30, 2020, we recorded an income tax benefit of $1.5 million as compared to $691,000 for the six months ended June 30, 2019. The income tax benefit recorded during the six months ended June 30, 2020 was the result of a change in the tax laws pursuant to the CARES Act. The Company recorded the deferred tax benefit as a discrete item on March 27, 2020, the date the CARES Act was signed into law. As of June 30, 2020 and December 31, 2019, the Company has provided a full valuation allowance against all of the net deferred tax assets. This was based on management’s assessment, including the last two years of operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. As a result of the enactment of the CARES Act, net operating losses (“NOL’s”) can now be carried back for five years and resulted in the Company recognizing approximately $1.5 million of a tax receivable. We continue to evaluate for potential utilization of the Company’s deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, the commencement of operations of the CVD Materials segment and cost containment measures. For the six months ended June 30, 2019 our tax rate was primarily affected by permanent differences resulting in an effective tax rate of 16.2%.

Net income (loss)

As a result of the foregoing factors, we reported net income of $.5 million, or $0.08 per basic and diluted share, for the six months ended June 30, 2020, as compared to a net loss of ($3.6 million), or ($0.55) per basic and diluted share for the six months ended June 30, 2019.

Liquidity and Capital Resources

As of June 30, 2020, we had aggregate working capital of $11.3 million compared to aggregate working capital of $8.8 million at December 31, 2019. Our cash and cash equivalents at June 30, 2020 and December 31, 2019 were $9.4 million and $8.7 million, respectively.

Net cash used in operating activities was $.5 million. This is the result of net income, adjusted for non-cash items, of $1.3 million, a decrease in accounts receivable of $.7 million due to timing of collections, a $.1 million decrease in inventory, and other sources of $.3 million. These amounts were more than offset, in part by, an increase in taxes receivable of $1.5 million as a result of the March 27, 2020 CARES Act enactment allowing the carryback of NOL’s five years. In addition, contract assets increased $.4 million, contract liabilities decreased $.4 million, accrued expenses decreased $.5 million related to the payment of vacation and other accrued expenses, and a $.1 million decrease in deferred revenue.

Long term debt increased by $2.1 million, the result of a new loan from the Paycheck Protection Program of $2.4 million and a ($.3 million) decrease from principal payments on the mortgages related to our two facilities in Central Islip, NY, including our investment in the CVD Materials building purchased on November 30, 2017. We have continued to invest in activities primarily related to preparing CVD Materials for larger scale operations. Our total capital invested in the six months ended June 30, 2020 was $.9 million, primarily related to building improvements and machinery, and during the six months ended June 30, 2020 we received rental income of approximately $219,000.

We have a loan agreement with HSBC USA, N.A. (the “HSBC”) which is secured by a mortgage on our Central Islip headquarters at 355 South Technology Drive. The loan is payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity in March 2022. The balances as of June 30, 2020 and December 31, 2019 were approximately $2.3 million and $2.4 million respectively. Interest accrues on the loan, at our option, at the variable rate of LIBOR plus 1.75% or Prime less 0.5% (1.93% and 3.49% at June 30, 2020 and December 31, 2019, respectively).

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

The Note is payable in 60 consecutive equal monthly installments of $62,481, including interest. The balances as of June 30, 2020 and December 31, 2019 were approximately $9.5 million and $9.7 million respectively. The Note bears interest for each Interest Period (as defined in the Note), at the fixed rate of 3.9148%. The maturity date for the Note is December 1, 2022. As a condition of the Bank making the Loan, we were required to guaranty Assignee’s obligations under the Loan.

On August 5, 2019, the Company entered into a Mortgage Modification Agreement which replaced the former covenant with a Minimum Liquid Assets covenant. The Company is in compliance with its obligations under the mortgage at June 30, 2020.

The Company has been actively monitoring the coronavirus ("COVID-19") outbreak and its impact globally.  The Company’s primary focus to this point has been to ensure the health and safety of its employees.  To that end, the Company has adopted social distancing where appropriate, implemented travel restrictions, and has taken actions to ensure that locations and facilities are cleaned and sanitized regularly.  These are novel and challenging times and the magnitude of this crisis is requiring the Company to consider all options to promote the safety of employees, including, where appropriate, or where required to comply with foreign, national, state or local governmental authority recommendations, guidelines, and/or mandates, the temporary suspension of work at certain of the Company’s locations and production facilities to protect employees and curb the spread of the coronavirus.  All of these actions may adversely impact the Company’s operating results.  In particular, the aerospace sector, for which we rely on a significant part of our business, has been faced with significant reductions to its business due to lack of air travel. Due to the timing of the COVID-19 outbreak, the Company’s new order levels during the first half of 2020 and into the third quarter of 2020 have seen substantial reductions which have materially and adversely affected revenues commencing in our second quarter of 2020, and is anticipated to continue towards the end of 2020. While the financial results for the Company’s first quarter of 2020 reflected the initial impact of COVID-19, and the second quarter of 2020 reflected a substantial effect, we are unable to predict the extent of the impact the pandemic will have on our financial position and operating results for the remainder of 2020 and into 2021 due to numerous uncertainties, but the impact could be material during any future period affected either directly or indirectly by this pandemic.  The longer-term impacts from the outbreak are highly uncertain and cannot be predicted.

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

On April 21, 2020, the Company entered into a loan agreement (the “Loan Agreement”) with HSBC Bank USA, National Association pursuant to which the Company was granted a loan in the principal amount of $2,415,970, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted by the United States Congress on March 27, 2020.

The PPP loan, the obligation of which is represented by a note issued by the Company, matures on April 21, 2022 and bears interest at a rate of 1% per annum. The note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, all or a portion of the Loan may be forgiven, based upon payments made in the first twenty-four weeks following receipt of the proceeds, related to payroll costs, continue group health care benefits, utilities and mortgage interest on other debt obligations incurred before February 15, 2020.

As a result of the March 27, 2020 CARES Act enactment allowing the carryback of NOL’s five years, the Company recognized a $1.5 million tax benefit, and expects to receive these funds during the second half of 2020.

Due to the timing of the COVID-19 outbreak, our new orders during the first half of 2020, and into the beginning of the third quarter 2020 have decreased substantially which have resulted in substantial reductions in revenues resulting in operating losses commencing in our second quarter of 2020. The ongoing impact that COVID-19 has had on our business has made the conditions to operate very challenging. In particular, the aerospace sector, for which we rely on a significant part of our business, has been faced with significant reductions to its business due to lack of air travel. While we continue to monitor and take action to reduce our expenses, we have secured a $2.4 million loan under PPP and have recognized a $1.5 million tax receivable from the NOL 5 year carryback. We believe that our cash and cash equivalent positions and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months of the filing of this Form 10-Q. Should the current environment continue longer or worsen, we will continue to assess our operations and take actions anticipated to maintain our operating cash to support the working capital needs, as well as compliance with our loan covenant.

Off-Balance Sheet Arrangements.

We have no off-balance sheet arrangements at this time.

Item 3.               Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.               Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 13d-15(e) under the Exchange Act of 1934, as amended, (the “Exchange Act”)). As required by Rule 13a-15(b) under the Exchange Act, our management, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Report”).

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

Except as noted above, there have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

10.1	U.S. Small Business Administration Note, dated April 21, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 22, 2020).

10.2	HSBC Loan Agreement, dated April 21, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 22, 2020).

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 12, 2020

31.2*	Certification of Thomas McNeill, Chief Financial Officer, dated August 12, 2020

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 12, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Thomas McNeill, Chief Financial Officer, dated August 12, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 2020.

CVD EQUIPMENT CORPORATION

By: /s/ Leonard A. Rosenbaum

       Leonard A. Rosenbaum

       Chief Executive Officer

       (Principal Executive Officer)

By: /s/ Thomas McNeill

       Thomas McNeill

       Chief Financial Officer

       (Principal Financial and

        Accounting Officer)

EXHIBIT INDEX

10.1	U.S. Small Business Administration Note, dated April 21, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 22, 2020).

10.2	HSBC Loan Agreement, dated April 21, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 22, 2020).

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 12, 2020

31.2*	Certification of Thomas McNeill, Chief Financial Officer, dated August 12, 2020

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated August 12, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Thomas McNeill, Chief Financial Officer, dated August 12, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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