Form 10-Q
period 2020-09-30
CVD EQUIPMENT CORP
filed 2020-11-12
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2020
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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,648,498 shares of Common Stock, $0.01 par value at November 9, 2020.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash and cash equivalents	$8,187,497	$8,664,253
Accounts receivable, net	1,672,914	2,545,537
Contract assets	993,841	512,952
Inventories, net	1,444,735	1,709,713
Taxes Receivable	713,027	-
Other current assets	417,688	733,337
Total Current Assets	13,429,702	14,165,792

Property, plant and equipment, net	32,363,977	32,102,335

Other assets	13,748	13,748
Intangible assets, net	358,677	441,177
Total Assets	$46,166,104	$46,723,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$440,400	$535,394
Accrued expenses	1,505,312	1,902,858
Current maturities of long-term debt	681,222	674,593
Contract Liabilities	85,734	845,653
Deferred revenue	777,924	1,429,583
Total Current Liabilities	3,490,592	5,388,081

Long-term debt, net of current portion	13,285,144	11,377,126
Total Long-Term Liabilities	13,285,144	11,377,126

Total Liabilities	16,775,736	16,765,207

Commitments and contingencies (see note 12)

Stockholders’ Equity:
Common stock - $0.01 par value – 20,000,000 shares authorized; issued and outstanding 6,640,935 at September 30, 2020 and 6,623,793 at December 31, 2019	66,409	66,237
Additional paid-in capital	26,919,496	26,719,554
Retained earnings	2,404,463	3,172,054
Total Stockholders’ Equity	29,390,368	29,957,845

Total Liabilities and Stockholders’ Equity	$46,166,104	$46,723,052

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$3,993,204	$5,704,882	$13,748,448	$14,100,261

Cost of revenue	3,557,413	4,305,059	10,775,618	12,595,340

Gross profit	435,791	1,399,823	2,972,830	1,504,921

Operating expenses
Research and development	90,227	112,724	300,162	453,724
Selling and shipping	142,306	175,760	439,346	680,183
General and administrative	1,595,911	1,359,910	4,650,067	4,728,021

Total operating expenses	1,828,444	1,648,394	5,389,575	5,861,928

Operating loss	(1,392,653)	(248,571)	(2,416,745)	(4,357,007)

Other income (expense):
Interest income	30,348	26,774	60,728	115,643
Interest expense	(104,041)	(124,449)	(336,107)	(365,255)
Other Income	174,705	207,237	394,938	207,237
Total other income (expense), net	101,012	109,562	119,559	(42,375)

Loss before income tax	(1,291,641)	(139,009)	(2,297,186)	(4,399,382)

Income tax benefit	-	(1,000)	(1,529,595)	(691,697)

Net loss	$(1,291,641)	$(138,009)	$(767,591)	$(3,707,685)

Basic loss per common share	$(0.19)	$(0.02)	$(0.12)	$(0.57)
Diluted loss per common share	$(0.19)	$(0.02)	$(0.12)	$(0.57)

Weighted average common shares Outstanding-basic	6,640,228	6,556,767	6,633,694	6,550,279

Weighted average common shares Outstanding-diluted	6,640,228	6,556,767	6,633,694	6,550,279

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three months ended September 30, 2020 and 2019
	Common stock
	Shares	Par Value	Additional paid-in Capital	Retained Earnings	Total

Balance at July 1, 2020	6,639,685	$66,396	$26,860,747	$3,696,104	$30,623,247
Net loss	-	-	-	(1,291,641)	(1,291,641)
Share-Based Compensation	1,250	13	58,749	-	58,762
Balance at September 30, 2020	6,640,935	$66,409	$26,919,496	$2,404,463	$29,390,368

Balance at July 1, 2019	6,555,150	$65,551	$26,525,521	$5,930,036	$32,521,108
Net loss	-	-	-	(138,009)	(138,009)
Share-Based Compensation	9,416	94	98,905	-	98,999
Balance at September 30, 2019	6,564,566	$65,645	$26,624,426	$5,792,027	$32,482,098

Nine months ended September 30, 2020 and 2019
	Common stock
	Shares	Par Value	Additional paid-in Capital	Retained Earnings	Total

Balance at January 1, 2020	6,623,793	$66,237	$26,719,554	$3,172,054	$29,957,845
Net loss	-	-	-	(767,591)	(767,591)
Share-Based Compensation	17,142	172	199,942	-	200,114
Balance at September 30, 2020	6,640,935	$66,409	$26,919,496	$2,404,463	$29,390,368

Balance at January 1, 2019	6,535,888	$65,358	$26,148,256	$9,499,712	$35,713,326
Net loss	-	-	-	(3,707,685)	(3,707,685)
Share-Based Compensation	28,678	287	476,170	-	476,457
Balance at September 30, 2019	6,564,566	$65,645	$26,624,426	$5,792,027	$32,482,098

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(767,591)	$(3,707,685)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	200,114	476,458
Depreciation and amortization	1,023,757	798,206
Deferred income tax benefit	-	(699,000)
Recovery on contingent earnout	-	(200,000)
Bad debt expense	120,160	-
(Increase)/decrease in operating assets
Accounts receivable	752,463	993,042
Contract assets	(480,889)	(1,229,987)
Inventories	264,978	92,658
Tax receivable	(713,027)	-
Other current assets	315,649	411,690
Other assets	-	29,635
Increase/(decrease) in operating liabilities
Accounts payable	(94,994)	317,881
Accrued expenses	(397,546)	203,205
Contract liabilities	(759,919)	(393,191)
Deferred revenue	(651,659)	814,126
Total adjustments	(420,913)	1,614,723
Net cash used in operating activities	(1,188,504)	(2,092,962)

Cash flows from investing activities:
Capital expenditures	(1,202,899)	(2,115,733)
Net cash used in investing activities	(1,202,899)	(2,115,733)

Cash flows from financing activities
Proceeds from Payroll Protection Plan Loan	2,415,970	-
Payments of long-term debt	(501,323)	(491,601)
Net cash provided by (used) in financing activities	1,914,647	(491,601)

Net decrease in cash and cash equivalents	(476,756)	(4,700,296)

Cash and cash equivalents at beginning of period	8,664,253	11,439,361

Cash and cash equivalents at end of period	$8,187,497	$6,739,065

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$336,107	$365,255

Supplemental disclosure of non-cash investing and financing activities:
Capitalization of right to use Asset	$-	$103,937

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1:     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that can be expected for the year ending December 31, 2020.

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

NOTE 3:     CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

The Company had cash and cash equivalents of $8.2 million and $8.7 million at September 30, 2020 and December 31, 2019, respectively. The Company invests excess cash in U.S. treasury bills, certificates of deposit or money market accounts, all with original maturities of less than three months. Cash equivalents were $1.0 million and $2.1 million, at September 30, 2020 and December 31, 2019, respectively.

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at September 30, 2020 and December 31, 2019 was $6,570,000 and $5,198,000, respectively.

NOTE 3:     CONCENTRATION OF CREDIT RISK (continued)

Sales concentration

Revenue from a single customer in any one period can exceed 10% of our total revenues. During the three months ended September 30, 2020, two customers exceeded 10%, and represented 13.5% and 12.5% revenues, and during the nine months ended September 30, 2020 three customers represented 21.0%, 12.8% and 12.0% of revenues. During the three and nine months ended September 30, 2019, two customers represented 42.8% and 28.1% of revenues, respectively.

Accounts receivable

The Company sells products and services to various companies across several industries in the ordinary course of business. The Company performs ongoing credit evaluations to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience, evaluation of their credit history and review of the invoicing terms of the contract to determine the financial strength of its customers. The Company also maintains allowances for anticipated losses. At September 30, 2020, two customers exceeded 10% of the accounts receivable balance, representing 25.7% in total, and at December 31, 2019 three customers represented approximately 61% of the accounts receivable balance.

NOTE 4:     REVENUE DISAGGREGATION

The following table represents a disaggregation of revenue for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ending September 30, 2020

	Over time	Point in time	Total
Aerospace	$181	$1,252	$1,433
Industrial	$217	$1,451	$1,668
Research	$571	$321	$892
Total	$969	$3,024	$3,993

	Three Months ending September 30, 2019

	Over time	Point in time	Total
Aerospace	$1,080	$1,426	$2,506
Industrial	$476	$1,387	$1,863
Research	$493	$843	$1,336
Total	$2,049	$3,656	$5,705

	Nine Months Ending September 30, 2020

	Over time	Point in time	Total
Aerospace	$1,502	$5,246	$6,748
Industrial	$741	$2,592	$3,333
Research	$2,566	$1,101	$3,667
Total	$4,809	$8,939	$13,748

	Nine Months ending September 30, 2019

	Over time	Point in time	Total
Aerospace	$1,880	$2,529	$4,409
Industrial	$1,741	$3,989	$5,730
Research	$1,685	$2,276	$3,961
Total	$5,306	$8,794	$14,100

NOTE 4:     REVENUE DISAGGREGATION (continued)

The Company has unrecognized contract revenue of approximately $2.7 million at September 30, 2020, which it expects to recognize as revenue within the next twelve months.

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

During the nine months ended September 30, 2020 and 2019, the increase in contract assets of approximately $.5 million and $1.2 million, respectively, was the result of work performed in excess of billings which are based upon project milestones. During the nine months ended September 30, 2020 and 2019, the decrease in contract liabilities of ($.8 million) and ($.4 million), respectively, was primarily due to timing of invoicing for those projects.

NOTE 5:      INVENTORIES, NET

Inventories consist of:
	September 30, 2020	December 31, 2019

Raw materials	$1,150,339	$1,281,250
Work-in-process	294,396	428,463
Inventories	$1,444,735	$1,709,713

NOTE 6:     ACCOUNTS RECEIVABLE, NET

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $144,000 and $24,000 as of September 30, 2020 and December 31, 2019, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

NOTE 7:     LONG-TERM DEBT

The Company has a loan agreement with HSBC which is secured by a mortgage against our Central Islip, NY headquarters. The loan is payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity in March 2022. The balances as of September 30, 2020 and December 31, 2019 were approximately $2.1 million and $2.4 million respectively. Interest accrues on the loan, at our option, at the variable rate of LIBOR plus 1.75% or Prime less 0.5% (1.90% and 3.49% at September 30, 2020 and December 31, 2019, respectively).

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

The Note is payable in 60 consecutive equal monthly installments of $62,481 including interest and a final balloon payment upon maturity in December 2022. The balance outstanding as of September 30, 2020 and December 31, 2019 were approximately $9.4 million and $9.7 million respectively. The Note bears interest for each Interest Period (as defined in the Note), at the fixed rate of 3.9148%. As a condition of the Bank making the Loan, the Company was required to guaranty Assignee’s obligations under the Loan pursuant that certain Unlimited Guaranty, dated November 30, 2017 (the “Guaranty”).

On May 31, 2019, the Company entered into two sublease agreements for a portion of the CVD Materials facility, located at 555 North Research Place. On October 30, 2019, the Tenant exercised its right to terminate the eastside Lease, which termination was effective as of December 31, 2019 (the “Termination”). On June 12, 2020 the same Tenant signed a new short-term lease for the six-month period July 1, 2020 to December 31, 2020.   During the three and nine months ended September 30, 2020 the Company recognized $175,000 and $395,000, respectively, of rental income which commenced in June 2019. The Tenant has exercised its first option to renew the westside lease for a term of one year beginning July 1, 2020 and ending June 30, 2021.

NOTE 7:     LONG-TERM DEBT   (continued)

On August 5, 2019, the Company entered into a Mortgage Modification Agreement which replaced the former covenant with a Minimum Liquid Assets (“MLC”) covenant, and on October 22, 2020, the Company entered into a Second Mortgage Modification Agreement modifying certain MLC balances. The Company is in compliance with its financial covenant under the mortgage at September 30, 2020.

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

NOTE 8:     STOCK-BASED COMPENSATION EXPENSE

The Company recorded as part of general and administrative expense $65,000 and $206,000 during the three and nine months ended September 30, 2020, respectively, and during the three and nine months ended September 30, 2019, $99,000 and $476,000, respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments.

NOTE 9:     INCOME TAXES

As of September 30, 2020 and December 31, 2019, the Company has provided a full valuation allowance against all of the net deferred tax assets. This was based on management’s assessment, including the last two years of operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted by the United States Congress. As a result of the enactment of the CARES Act, net operating losses (“NOL’s”) can now be carried back for five years and resulted in the Company recognizing approximately $1.5 million of a tax benefit, of which $.8 million is a receivable at September 30, 2020. We continue to evaluate for potential utilization of the Company’s deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, the commencement of operations of the CVD Materials segment and cost containment measures.

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

Stock options to purchase 417,000 shares of common stock were outstanding and 292,000 were exercisable during the three and nine months ended September 30, 2020. Stock options to purchase 447,930 shares were outstanding and 267,930 were exercisable during the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2020, 417,000 stock options, and for the three and nine months ended September 30, 2019, 447,930 stock options were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

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

NOTE 11:      SEGMENT REPORTING (continued)

Three Months Ended September 30,

(In thousands)

				Eliminations* and
2020	CVD	SDC	Materials	Unallocated	Consolidated
Assets	$34,888	$6,202	$5,076	$-	$46,166

Revenue	2,308	826	990	(131)	3,993
Operating loss	(283)	(111)	(261)	(738)	(1,393)
Pretax loss	(267)	(111)	(176)	(738)	(1,292)

2019
Assets	$36,389	$6,689	$6,465	$(9)	$49,534

Revenue	4,376	1,100	404	(175)	5,705
Operating income/(loss)	231	254	(137)	(597)	(249)
Pretax income/(loss)	226	260	(28)	(597)	(139)

Nine Months Ended September 30,

(In thousands)

				Eliminations* and
2020	CVD	SDC	Materials	Unallocated	Consolidated

Revenue	8,686	3,661	1,791	(390)	13,748
Operating income/(loss)	10	556	(754)	(2,229)	(2,417)
Pretax income/(loss)	10	564	(642)	(2,229)	(2,297)

2019

Revenue	9,588	3,778	1,375	(641)	14,100
Operating income/(loss)	(2,328)	936	(464)	(2,501)	(4,357)
Pretax income/(loss)	(2,297)	951	(552)	(2,501)	(4,399)

*All elimination entries represent intersegment revenues eliminated in consolidation for external financial reporting.

NOTE 12:      SIGNIFICANT EVENTS- CORONAVIRUS (COVID-19)

The Company has been actively monitoring the coronavirus (COVID-19) outbreak and resulting pandemic and its impact on both the global economic and operating environment and specifically on its impact to the Company, its employees, its operations and its financial condition.  In March 2020, the World Health Organization recognized the COVID-19 outbreak as a pandemic based on the global spread of the disease, the severity of illnesses it causes and its effects on society. In response to the COVID-19 outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations, including complete or partial government shutdowns of many schools and businesses, including our Company, and advising or requiring individuals to limit or forego their time outside of their homes. Accordingly, the COVID-19 outbreak has severely restricted the level of economic activity in many countries, including the United States, and continues to materially and adversely impact global economic activity.  In particular, the aerospace sector, for which we rely on a significant part of our business, has been faced with significant reductions to its business due to lack of air travel. The Company’s new order levels during the first nine months of 2020 and into the fourth quarter of 2020 have seen substantial reductions which have materially and adversely affected revenues commencing in our second quarter of 2020, and is anticipated to continue towards the end of 2020. While the financial results for the Company’s first quarter of 2020 reflected the initial impact of COVID-19, and the nine months ended September 30, 2020 reflected a substantial adverse effect, we are unable to predict the extent of the impact the pandemic will have on our financial position and operating results for the remainder of 2020 and into 2021 due to numerous uncertainties, but the impact could be material during any future period affected either directly or indirectly by this pandemic.  The Company intends to continue to evaluate the various government sponsored plans and programs put in place in response to the COVID-19 pandemic and further plans to take advantage of any such government benefits reasonably available to it.  Moreover, the Company will continue to monitor developments in that area as new government initiatives are passed.

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

Coronavirus (COVID-19)

The Company has been actively monitoring the coronavirus ("COVID-19") outbreak and its impact globally.  The Company’s primary focus to this point has been to ensure the health and safety of its employees.  To that end, the Company has adopted social distancing where appropriate, implemented travel restrictions, and has taken actions to ensure that locations and facilities are cleaned and sanitized regularly.  These are novel and challenging times and the magnitude of this crisis is requiring the Company to consider all options to promote the safety of employees, including, where appropriate, or where required to comply with foreign, national, state or local governmental authority recommendations, guidelines, and/or mandates, the temporary suspension of work at certain of the Company’s locations and production facilities to protect employees and curb the spread of the coronavirus.  All of these actions may adversely impact the Company’s operating results.  In particular, the aerospace sector, for which we rely on a significant part of our business, has been faced with significant reductions to its business due to lack of air travel. Due to the timing of the COVID-19 outbreak, the Company’s new order levels during the first nine months of 2020 and into the fourth quarter of 2020 have seen substantial reductions which have materially and adversely affected revenues commencing in our second quarter of 2020, and is anticipated to continue towards the end of 2020. While the financial results for the Company’s first quarter of 2020 reflected the initial impact of COVID-19, and the nine months ended September 30, 2020 reflected a substantial adverse effect, we are unable to predict the extent of the impact the pandemic will have on our financial position and operating results for the remainder of 2020 and into 2021 due to numerous uncertainties, but the impact could be material during any future period affected either directly or indirectly by this pandemic.  The longer-term impacts from the outbreak are highly uncertain and cannot be predicted.

Statement of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$3,993,204	$5,704,882	$13,748,448	$14,100,261

Cost of revenue	3,557,413	4,305,059	10,775,618	12,595,340

Gross profit	435,791	1,399,823	2,972,830	1,504,921

Operating expenses
Research and development	90,227	112,724	300,162	453,724
Selling and shipping	142,306	175,760	439,346	680,183
General and administrative	1,595,911	1,359,910	4,650,067	4,728,021

Total operating expenses	1,828,444	1,648,394	5,389,575	5,861,928

Operating loss	(1,392,653)	(248,571)	(2,416,745)	(4,357,007)

Other income (expense):
Interest income	30,348	26,774	60,728	115,643
Interest expense	(104,041)	(124,449)	(336,107)	(365,255)
Other Income	174,705	207,237	394,938	207,237
Total other income (expense), net	101,012	109,562	119,559	(42,375)

Loss before income tax	(1,291,641)	(139,009)	(2,297,186)	(4,399,382)

Income tax benefit	-	(1,000)	(1,529,595)	(691,697)

Net loss	$(1,291,641)	$(138,009)	$(767,591)	$(3,707,685)

Three Months Ended September 30, 2020 vs. September 30, 2019

Revenue

Our revenue for the three months ended September 30, 2020 was $4.0 million compared to $5.7 million for the three months ended September 30, 2019, a decrease of $1.7 million or 30.0%. This was primarily attributable to decreased revenue of $2.1 million from our CVD Equipment segment related to spare parts and equipment sales and $.1 million decrease in our SDC segment, offset, in part by, an increase of $.5 million in our CVD Materials segment.

The revenue contributed for the three months ended September 30, 2020 by the CVD Equipment segment of $2.3 million, which totaled 57.8% of our overall revenue, was (47.2%) or ($2.1 million) lower than the segment’s $4.4 million contribution made in the prior year, which totaled 76.7% of our overall revenue. This revenue decrease is the result of decreases of $1.0 million and $1.1 million, from spare parts and equipment sales, respectively.

Revenue for our SDC segment was $.8 million in three months ended September 30, 2020 as compared to $.9 million in three months ended September 30, 2019, a decrease of $.1 million.

Revenues for our CVD Materials segment were $.9 million in the three months ended September 30, 2020 as compared to $.4 million for the three months ended September 30, 2019. This increase of $.5 million was the result of increased Tantaline® related revenue of $.4 million and $.1 million in MesoScribe product revenue.

Gross Profit

Gross profit for the three months ended September 30, 2020 amounted to $.4 million, with a gross profit margin of 10.9%, compared to a gross profit of $1.4 million and a gross profit margin of 24.5% for the three months ended September 30, 2019. The reduction in gross profit and gross profit margin, was the result of the impact of $1.7 million in decreased sales, while costs overall remained at levels to support increased sales, as well as the mix of product sales.

Research and Development, Selling and General and Administrative Expenses

Research and Development

Due to the technical development required on our custom orders, our research and development team and their expenses are charged to costs of goods sold when they are working directly on a customer project. When they are not working on a customer project, they work in our Application Laboratory and their costs are charged to research and development. For the three months ended September 30, 2020, our research and development expenses totaled $90,000 compared to $113,000 for the three months ended September 30, 2019, a decrease of $23,000.

Selling

Selling expenses were $.1 million or 3.6 % of the revenue for the three months ended September 30, 2020 as compared to $.2 million or 3.1% for the three months ended September 30, 2019. The decrease was primarily the result of reduced employee and employee related costs, during the three months ended September 30, 2020.

General and Administrative

General and administrative expenses for the three months ended September 30, 2020 were $1.6 million or 39.9% of revenue compared to $1.4 million or 23.8% for the three months ended September 30, 2019, an increase of $.2 million. The increase in these expenses is primarily the result of increased depreciation of its 555 facility in the amount of $86,000 and a $40,000 bad debt provision related to one customer.

Operating loss

As a result of reduced gross profit margins and increased general and administrative expenses, our operating loss was ($1.4 million) in the three months ended September 30 2020, compared with an operating loss of ($.3 million) in the three months ended September 30, 2019.

Other income (expenses)

Other income (expenses) were $101,012 and $109,562 for the three months ended September 30, 2020 and 2019, respectively. Other income was $174,705 and $207,237 for the three months ended September 30, 2020 and 2019, respectively, from subleasing a portion of our CVD Materials facility. The decrease of $32,532 was the result of lower rent in 2020. Interest income of $30,348 for the three months ended September 30, 2020, included interest income of $28,000 related to the income tax refund received during the quarter. As a result of lower interest rates, interest income (excluding the amount related to the income tax refund) decreased $24,426, to $2,348 for the three months ended September 30, 2020 as compared to $26,774 in 2019. In addition, Interest expense decreased $20,408 to $104,041 in the three months ended September 30, 2020, as compared to $124,449 in 2019.

Income Taxes

For the three months ended September 30, 2020, there was no income tax expense as compared to an income tax benefit of $1,000 for the three months ended September 30, 2019. As of September 30, 2020 and December 31, 2019, we have provided a full valuation allowance against all of the net deferred tax assets. This was based on management’s assessment, including the last two years of operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. We continue to evaluate for potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, the commencement of operations of our CVD Materials segment and cost containment measures. For the three months ended September 30, 2019 our tax rate was primarily affected by permanent differences resulting in an effective tax rate of .7%.

Net loss

As a result of the foregoing factors, we reported a net loss of ($1.3 million), or ($0.19) per basic and diluted share, for the three months ended September 30, 2020, as compared to a net loss of ($.1 million), or ($0.02) per basic and diluted share for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 vs. September 30, 2019

Revenue

Our revenue for the nine months ended September 30, 2020 was $13.8 million compared to $14.1 million for the nine months ended September 30, 2019, a decrease of $.3 million or 2.5%. This was primarily attributable to decreased revenue of $.9 million from our CVD Equipment segment related to spare parts and equipment sales, offset, in part by, increased sales of $.2 million in our SDC segment and $.4 million in our CVD Materials segment.

The revenue contributed for the nine months ended September 30, 2020, by the CVD Equipment segment, of $8.7 million, which totaled 63.2% of our overall revenue, was 9.4% or $.9 million less than the segment’s $9.6 million contribution made in the prior year, which totaled 68.0% of our overall revenue. This revenue decrease is the result of an increase in revenues from spare parts of $1.5 million, offset by a decrease of $2.4 million, in equipment sales.

Revenue for our SDC segment was $3.5 million in the nine months ended September 30, 2020 as compared to $3.3 million in the nine months ended September 30, 2019, an increase of $.2 million.

Revenues for our CVD Materials segment were $1.6 million in the nine months ended September 30, 2020 as compared to $1.3 million for the nine months ended September 30, 2019, an increase of $.4 million primarily the result of increased Tantaline® related revenue.

Gross Profit

Gross profit for the nine months ended September 30, 2020 amounted to $3.0 million, with a gross profit margin of 21.6%, compared to a gross profit of $1.5 million and a gross profit margin of 10.7% for the nine months ended September 30, 2019. The increase in our gross profit and gross profit margin was the result of improvements in our operating efficiencies with certain repeat orders, as well as lowered costs mostly due to the effects of certain furloughed employees during the period, as a result of Coronavirus mandates imposed, and achieved improved mix of product revenues resulting in our gross profit margin percentage improvement.

Research and Development, Selling and General and Administrative Expenses

Research and Development

Due to the technical development required on our custom orders, our research and development team and their expenses are charged to costs of goods sold when they are working directly on a customer project. When they are not working on a customer project, they work in our Application Laboratory and their costs are charged to research and development. For the nine months ended September 30, 2020, our research and development expenses totaled $300,000 compared to $454,000 for the nine months ended September 30, 2019, primarily due to the effects of employee furloughs during the nine months ended September 30, 2020, as a result of Coronavirus mandates imposed.

Selling

Selling expenses were $.4 million or 3.2 % of the revenue for the nine months ended September 30, 2020 as compared to $.7 million or 4.8% for the nine months ended September 30, 2019. The decrease was primarily the result of reduced employee related costs, including the effects of employee furloughs during the nine months ended September 30, 2020, as a result of Coronavirus mandates imposed, and lower trade show expenses.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2020 were $4.7 million or 33.8% of revenue compared to $4.7 million or 33.5% for the nine months ended September 30, 2019. While stock compensation costs decreased by $270,000, due to less equity grants, and outside systems and finance consulting costs decreased by $152,000, due to the completion of the Company’s system migration and finance consulting costs in 2019, these decreases were offset primarily by depreciation of our 555 facility in the amount of $252,000 and a $120,000 bad debt provision related to one customer.

Operating loss

As a result of the improved gross profit margins and reduced expenses, we recorded an operating loss of ($2.4 million) for the nine months ended September 30, 2020 as compared to an operating loss of ($4.4 million) for the nine months ended September 30, 2019.

Other income (expenses)

Other income (expenses) were $119,559 and ($42,375) for the nine months ended September 30, 2020 and 2019, respectively. Net other income was $394,938 and $207,237 for the nine months ended September 30, 2020 and 2019, respectively, from subleasing a portion of our CVD Materials facility. The increase of $187,701 was the result of approximately four months of rental in 2019 (commencing June 2019) as compared to nine months in 2020. Interest income of $60,728 for the nine months ended September 30, 2020, included interest income of $28,000 related to the income tax refund received during the quarter. As a result of lower interest rates, interest income decreased $82,915, to $32,728 for the nine months ended September 30, 2020 as compared to $115,643 in 2019. In addition, interest expense decreased $29,148 to $336,107 in the nine months ended September 30, 2020, as compared to $365,255 in 2019.

Income Taxes

For the nine months ended September 30, 2020, we recorded an income tax benefit of $1.5 million as compared to $692,000 for the nine months ended September 30, 2019. The income tax benefit recorded during the nine months ended September 30, 2020 was the result of a change in the tax laws pursuant to the CARES Act. The Company recorded the deferred tax benefit as a discrete item on March 27, 2020, the date the CARES Act was signed into law. As of September 30, 2020 and December 31, 2019, the Company has provided a full valuation allowance against all of the net deferred tax assets. This was based on management’s assessment, including the last two years of operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. As a result of the enactment of the CARES Act, net operating losses (“NOL’s”) can now be carried back for five years and resulted in the Company recognizing approximately a $1.5 million income tax benefit, of which $.8 million was a receivable at September 30, 2020. We continue to evaluate for potential utilization of the Company’s deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, the commencement of operations of the CVD Materials segment and cost containment measures. For the nine months ended September 30, 2019 our tax rate was primarily affected by permanent differences resulting in an effective tax rate of 15.7%.

Net loss

As a result of the foregoing factors, we reported a net loss of ($.8 million), or ($0.12) per basic and diluted share, for the nine months ended September 30, 2020, as compared to a net loss of ($3.7 million), or ($0.57) per basic and diluted share for the nine months ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2020, we had aggregate working capital of $9.9 million compared to aggregate working capital of $8.8 million at December 31, 2019. Our cash and cash equivalents at September 30, 2020 and December 31, 2019 were $8.2 million and $8.7 million, respectively.

Net cash used in operating activities was ($1.2 million). This is the result of net loss, adjusted for non-cash items, of $.6 million, a decrease in accounts receivable of $.8 million due to timing of collections, decreased other current assets of $.3 million and decreased inventory of $.3 million. These amounts were reduced by an increase in taxes receivable of $.7 million as a result of the March 27, 2020 CARES Act enactment allowing the carryback of NOL’s five years resulting in a receivable of $1.5 million, of which $.8 million was collected in the nine months ended September 30, 2020. In addition, contract assets increased $.5 million, contract liabilities decreased $.8 million, accrued expenses decreased $.4 million related to the payment of vacation and other accrued expenses, and a $.7 million decrease in deferred revenue, as well as decreased accounts payable of $.1 million.

Long term debt increased by $1.9 million, the result of a new loan from the Paycheck Protection Program of $2.4 million and a ($.5 million) decrease from principal payments on the mortgages related to our two facilities in Central Islip, NY, including our investment in the CVD Materials building purchased on November 30, 2017. We have continued to invest in activities primarily related to preparing CVD Materials for larger scale operations. Our total capital invested in the nine months ended September 30, 2020 was $1.2 million, primarily related to building improvements and machinery, and during the nine months ended September 30, 2020 we received rental income of approximately $395,000.

We have a loan agreement with HSBC USA, N.A. (the “HSBC”) which is secured by a mortgage on our Central Islip headquarters at 355 South Technology Drive. The loan is payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity in March 2022. The balances as of September 30, 2020 and December 31, 2019 were approximately $2.1 million and $2.4 million respectively. Interest accrues on the loan, at our option, at the variable rate of LIBOR plus 1.75% or Prime less 0.5% (1.90% and 3.49% at September 30, 2020 and December 31, 2019, respectively).

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

The Note is payable in 60 consecutive equal monthly installments of $62,481, including interest. The balances as of September 30, 2020 and December 31, 2019 were approximately $9.4 million and $9.7 million respectively. The Note bears interest for each Interest Period (as defined in the Note), at the fixed rate of 3.9148%. The maturity date for the Note is December 1, 2022. As a condition of the Bank making the Loan, we were required to guaranty Assignee’s obligations under the Loan.

On August 5, 2019, the Company entered into a Mortgage Modification Agreement which replaced the former covenant with a Minimum Liquid Assets (“MLC”) covenant, and on October 22, 2020, the Company entered into a Second Mortgage Modification Agreement modifying certain MLC balances. The Company is in compliance with its financial covenant under the mortgage at September 30, 2020.

The Company has been actively monitoring the coronavirus ("COVID-19") outbreak and its impact globally.  The Company’s primary focus to this point has been to ensure the health and safety of its employees.  To that end, the Company has adopted social distancing where appropriate, implemented travel restrictions, and has taken actions to ensure that locations and facilities are cleaned and sanitized regularly.  These are novel and challenging times and the magnitude of this crisis is requiring the Company to consider all options to promote the safety of employees, including, where appropriate, or where required to comply with foreign, national, state or local governmental authority recommendations, guidelines, and/or mandates, the temporary suspension of work at certain of the Company’s locations and production facilities to protect employees and curb the spread of the coronavirus.  All of these actions may adversely impact the Company’s operating results.  In particular, the aerospace sector, for which we rely on a significant part of our business, has been faced with significant reductions to its business due to lack of air travel. Due to the timing of the COVID-19 outbreak, the Company’s new order levels during the first nine months of 2020 and into the fourth quarter of 2020 have seen substantial reductions which have materially and adversely affected revenues commencing in our second quarter of 2020, and is anticipated to continue towards the end of 2020. While the financial results for the Company’s first quarter of 2020 reflected the initial impact of COVID-19, and the nine months ended September 30, 2020 reflected a substantial adverse effect, we are unable to predict the extent of the impact the pandemic will have on our financial position and operating results for the remainder of 2020 and into 2021 due to numerous uncertainties, but the impact could be material and adverse during any future period affected either directly or indirectly by this pandemic.  The longer-term impacts from the outbreak are highly uncertain and cannot be predicted.

At December 31, 2019 we had reduced our employee headcount by 13% to 172 as compared to December 31, 2018. Since March 16, 2020, as a result of Coronavirus mandates imposed, we have furloughed a substantial portion of our work force reducing to levels deemed to support essential services, and continue to assess this on a weekly basis. During these unprecedented times we are continuing to evaluate our staffing levels to support the continued operations, including the level of current and expected orders. As of September 30, 2020, our active employee headcount has been reduced to approximately 125, a 28% reduction as compared to December 31, 2019.

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

As a result of the March 27, 2020 CARES Act enactment allowing the carryback of NOL’s five years, the Company recognized a $1.5 million tax benefit. The Company has collected $.8 million in the third quarter ended September 30, 2020 and anticipates receiving the balance of $.7 million during its fourth quarter ended December 31, 2020.

Due to the timing of the COVID-19 outbreak, our new orders during the first nine months of 2020, and into the beginning of the fourth quarter 2020 have decreased substantially which have resulted in substantial reductions in revenues resulting in operating losses commencing in our second quarter of 2020. The ongoing impact that COVID-19 has had on our business has made the conditions to operate very challenging. In particular, the aerospace sector, for which we rely on a significant part of our business, has been faced with significant reductions to its business due to lack of air travel. While we continue to monitor and take action to reduce our expenses, we have secured a $2.4 million loan under PPP and have recognized a $1.5 million tax receivable from the NOL 5 year carryback. We believe that our cash and cash equivalent positions and cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months of the filing of this Form 10-Q. Should the current environment continue longer or worsen, we will continue to assess our operations and take actions anticipated to maintain our operating cash to support the working capital needs, as well as compliance with our loan covenant.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

10.1	Second Mortgage Modification Agreement, dated October 22, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 27, 2020).

10.2	Reaffirmation of Unlimited Continuing Guaranty, dated October 22, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 27, 2020).

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 12, 2020

31.2*	Certification of Thomas McNeill, Chief Financial Officer, dated November 12, 2020

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 12, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Thomas McNeill, Chief Financial Officer, dated November 12, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of November 2020.

CVD EQUIPMENT CORPORATION

By:	/s/ Leonard A. Rosenbaum
Leonard A. Rosenbaum
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Thomas McNeill
Thomas McNeill
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

10.1	Second Mortgage Modification Agreement, dated October 22, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 27, 2020).

10.2	Reaffirmation of Unlimited Continuing Guaranty, dated October 22, 2020 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 27, 2020).

31.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 12, 2020

31.2*	Certification of Thomas McNeill, Chief Financial Officer, dated November 12, 2020

32.1*	Certification of Leonard A. Rosenbaum, Chief Executive Officer, dated November 12, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Thomas McNeill, Chief Financial Officer, dated November 12, 2020, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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