Form 10-Q
period 2021-03-31
CVD EQUIPMENT CORP
filed 2021-05-13
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2021
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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,684,281 shares of Common Stock, $0.01 par value at May 7, 2021.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$5,929,363	$7,699,335
Accounts receivable, net	819,030	1,047,728
Contract assets	1,027,288	494,281
Inventories, net	1,340,000	1,123,839
Taxes Receivable	715,599	715,599
Other current assets	447,618	709,175
Assets held for sale	16,181,368	-
Total Current Assets	26,460,266	11,789,957

Property, plant and equipment, net	12,460,305	28,843,563

Intangible assets, net	261,645	288,657
Other assets	23,318	13,748
Total Assets	$39,205,534	$40,935,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$503,309	$817,933
Accrued expenses	1,673,162	1,409,039
Current maturities of long-term debt	1,990,508	690,667
Contract Liabilities	733,507	786,657
Liabilities held for sale	9,218,683	-
Total Current Liabilities	14,119,169	3,704,296

Long-term debt, net of current portion	2,415,970	13,106,057

Total Liabilities	16,535,139	16,810,353

Commitments and contingencies (see note 13)

Stockholders’ Equity:
Common stock - $0.01 par value – 20,000,000 shares authorized; issued and outstanding 6,684,281 at March 31, 2021 and 6,678,698 at December 31, 2020	66,842	66,786
Additional paid-in capital	27,012,001	26,961,684
Accumulated deficit	(4,408,448)	(2,902,898)
Total Stockholders’ Equity	22,670,395	24,125,572

Total Liabilities and Stockholders’ Equity	$39,205,534	$40,935,925

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Revenue	$3,365,860	$6,036,360

Cost of revenue	3,047,280	4,100,836

Gross profit	318,580	1,935,524

Operating expenses
Research and development	100,432	113,828
Selling and shipping	135,755	165,777
General and administrative	1,701,180	1,547,758

Total operating expenses	1,937,367	1,827,363

Operating (loss) income	(1,618,787)	108,161

Other income (expense):
Interest income	1,223	24,902
Interest expense	(107,221)	(116,038)
Other Income	219,235	110,809
Total other income, net	113,237	19,673

(Loss) income before income tax	(1,505,550)	127,834

Income tax (benefit)	-	(1,530,644)

Net (loss) income	$(1,505,550)	$1,658,478

Basic (loss) income per common share	$(0.23)	$0.25
Diluted (loss) income per common share	$(0.23)	$0.25

Weighted average common shares Outstanding-basic	6,680,130	6,626,036

Weighted average common shares Outstanding-diluted	6,680,130	6,626,036

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three months ended March 31, 2021 and 2020
	Common stock
			Additional	Retained Earnings /
	Shares	Par Value	paid-in Capital	(Accumulated deficit)	Total

Balance at January 1, 2021	6,678,698	$66,786	$26,961,684	$(2,902,898)	$24,125,572
Net loss	-	-	-	(1,505,550)	(1,505,550)
Share-Based Compensation	5,583	56	50,317	-	50,373
Balance at March 31, 2021	6,684,281	$66,842	$27,012,001	$(4,408,448)	$22,670,395

Balance at January 1, 2020	6,623,793	$66,237	$26,719,554	$3,172,054	$29,957,845
Net income	-	-	-	1,658,478	1,658,478
Share-Based Compensation	9,562	96	72,552	-	72,648
Balance at March 31, 2020	6,633,355	$66,333	$26,792,106	$4,830,532	$31,688,971

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(1,505,550)	$1,658,478
Adjustments to reconcile net (loss) income to net cash (used in) operating activities
Stock-based compensation	50,373	72,648
Depreciation and amortization	255,644	327,540
(Increase)/decrease in operating assets
Accounts receivable	228,699	(692,719)
Contract assets	(533,007)	(1,240,143)
Inventories	(216,160)	19,146
Tax receivable	-	(1,528,305)
Other current assets	251,987	200,980
Increase/(decrease) in operating liabilities
Accounts payable	(314,625)	201,587
Accrued expenses	264,123	(422,268)
Contract liabilities	(53,150)	727,818
Total adjustments	(66,116)	(2,333,716)
Net cash used in operating activities	(1,571,666)	(675,238)

Cash flows from investing activities:
Capital expenditures	(26,744)	(422,435)
Net cash used in investing activities	(26,744)	(422,435)

Cash flows from financing activities
Payments of long-term debt	(171,562)	(166,878)
Net cash (used) in financing activities	(171,562)	(166,878)

Net decrease in cash and cash equivalents	(1,769,972)	(1,264,551)

Cash and cash equivalents at beginning of period	7,699,335	8,664,253

Cash and cash equivalents at end of period	$5,929,363	$7,399,702

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$106,547	$115,852

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1:

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that can be expected for the year ending December 31, 2021.

The condensed consolidated balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at such date, as filed on Form 10-K with the SEC on March 31, 2021, but does not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with that report.

All material intercompany balances and transactions have been eliminated in consolidation. In addition, certain reclassifications have been made to prior period consolidated financial statements to conform to the current period presentation.

BUSINESS DEVELOPMENTS

In January 2021, the Board of Directors made a decision to implement a change in direction and new leadership to evaluate the business strategy and operations. As such, they appointed Emmanuel Lakios as President and Chief Executive Officer (previously our Vice-President- Sales and Marketing). Subsequent to this, a decision was made based on continued losses and significant investments required to continue in the Materials business that our primary focus should be on the core equipment business and that the Materials Business strategy should be revised, with some of its current elements potentially minimized or ceased.  Based upon an analysis, including forecasted continued losses and negative cash flows for the Tantaline product line, the Company has implemented plans to eliminate further investment in our Tantaline product line. In addition, we have recorded an impairment charge of $3.6 million during the fourth quarter and year ended December 31, 2020. In addition, the Company continues to monitor its costs and will take actions to mitigate expenses in the future to align them with anticipated revenue levels.

NOTE 1: (continued)

In order to increase the Company’s liquidity and to provide necessary working capital to support the Company’s on-going business and operations, the Board has decided to sell the 555 Building in February 2021. Management has determined the 555 Building is not needed for present and future business operations and concluded that any remaining elements of the Materials Business can be consolidated into the 355 Building, which it believes can accommodate any needs for our growth for the foreseeable future. In April 2021, the Company completed the move of its Tantaline product line to the 355 Building, while the MesoScribe consolidation into the 355 Building has been initiated.

On March 29, 2021, the Company entered into an agreement with Steel K, LLC for the sale of its 555 Building. The purchase price is $24,360,000, and the closing of the sale is subject to the satisfaction or waiver of certain conditions to closing or contingencies. A portion of the sale proceeds would be used to satisfy the existing mortgage debt on the 555 Building in the approximate amount of $9.2 million at March 31, 2021, and for various costs related to the sale closing in an amount to be determined. Any excess proceeds will be used for general working capital purposes. On or about May 23, 2021, the buyer may advise the Company of any requirement to extend the closing date up to 60 days thereafter.

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

NOTE 3:         CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

The Company had cash and cash equivalents of $5.9 million and $7.7 million at March 31, 2021 and December 31, 2020, respectively. The Company invests excess cash in U.S. treasury bills, certificates of deposit or money market accounts, all with original maturities of less than three months. Cash equivalents were $1.0 million at March 31, 2021 and December 31, 2020, respectively.

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at March 31, 2021 and December 31, 2020 was $3,677,000 and $5,822,000, respectively.

Sales concentration

Revenue from a single customer in any one period can exceed 10% of our total revenues. During the three months ended March 31, 2021, one customer exceeded 10%, and represented 30.7% of revenues. During the three months ended March 31, 2020, three customers exceeded 10%, and represented 27.1%, 21.5% and 19.3% of revenues, respectively.

Accounts receivable

The Company sells products and services to various companies across several industries in the ordinary course of business. The Company performs ongoing credit evaluations to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience, evaluation of their credit history and review of the invoicing terms of the contract to determine the financial strength of its customers. The Company also maintains allowances for anticipated losses. At March 31, 2021, two customers exceeded 10% of the accounts receivable balance, representing 25.1% in total, and at December 31, 2020 two customers represented 35.0% of the accounts receivable balance.

NOTE 4:         REVENUE DISAGGREGATION

The following table represents a disaggregation of revenue for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Month's Ending March 31, 2021

	Over time	Point in time	Total
Aerospace	$189	$526	$715
Industrial	$1,369	$675	$2,044
Research	$187	$420	$607
Total	$1,745	$1,621	$3,366

	Three Month's Ending March 31, 2020

	Over time	Point in time	Total
Aerospace	$1,165	$2,185	$3,350
Industrial	$127	$861	$988
Research	$594	$1,104	$1,698
Total	$1,886	$4,150	$6,036

The Company has unrecognized contract revenue of approximately $1.7 million at March 31, 2021, which it expects to recognize as revenue within the next twelve months.

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

NOTE 4:         REVENUE DISAGGREGATION (continued)

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

During the three months ended March 31, 2021 and 2020, the increase in contract assets of approximately $.5 million and $1.2 million, respectively, was the result of work performed in excess of billings which are based upon project milestones.

Contract assets and contract liabilities on input method type contracts in progress are summarized as follows:

2021
Costs incurred on contracts in progress	$5,266,960
Estimated earnings	2,503,933
7,770,893
Billings to date	(6,867,896)
$902,997
Deferred revenue related to non-systems contracts	(609,216)
293,781
Included in accompanying balance sheets
Under the following captions:
Contract assets	$1,027,288
Contract liabilities	$(733,507)

NOTE 5:          INVENTORIES, NET

Inventories consist of:
	March 31, 2021	December 31, 2020

Raw materials	$1,059,663	$928,221
Work-in-process	280,337	195,618
Inventories	$1,340,000	$1,123,839

NOTE 6:         ACCOUNTS RECEIVABLE, NET

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $164,000 as of March 31, 2021 and December 31, 2020. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

NOTE 7:         LONG-TERM DEBT

The Company has a loan agreement with HSBC which is secured by a mortgage against our Central Islip, NY headquarters. The loan is payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity in March 2022. The balances as of March 31, 2021 and December 31, 2020 were approximately $2.0 million and $2.1 million respectively. Interest accrues on the loan, at our option, at the variable rate of LIBOR plus 1.75% or Prime less 0.5% (1.86% and 1.89% at March 31, 2021 and December 31, 2020, respectively).

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

The Note is payable in 60 consecutive equal monthly installments of $62,481 including interest and a final balloon payment upon maturity in December 2022. The balance outstanding as of March 31, 2021 and December 31, 2020 were approximately $9.2 million and $9.3 million respectively. The Note bears interest for each Interest Period (as defined in the Note), at the fixed rate of 3.9148%. As a condition of the Bank making the Loan, the Company was required to guaranty Assignee’s obligations under the Loan pursuant that certain Unlimited Guaranty, dated November 30, 2017 (the “Guaranty”). As of March 31, 2021, the full amount of this Note is recorded as Liabilities Held For Sale (see Note 8).

On August 5, 2019, the Company entered into a Mortgage Modification Agreement which replaced the former covenant with a Minimum Liquid Assets (“MLC”) covenant, and on October 22, 2020, the Company entered into a Second Mortgage Modification Agreement modifying certain MLC balances. The Company is in compliance with its financial covenant under the mortgage at March 31, 2021.

On April 21, 2020, the Company entered into a loan agreement (the “Loan Agreement”) with HSBC Bank USA, National Association pursuant to which the Company was granted a loan in the principal amount of $2,415,970, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted by the United States Congress on March 27, 2020.

The PPP loan, the obligation of which is represented by a note issued by the Company, matures on April 21, 2022 and bears interest at a rate of 1% per annum. The note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, all or a portion of the Loan may be forgiven, based upon payments made in the first twenty-four weeks following receipt of the proceeds, related to payroll costs, continue group health care benefits, utilities and mortgage interest on other debt obligations incurred before February 15, 2020. The Company has filed an application for forgiveness in April 2021, and anticipates all or substantially all of the PPP loan to be forgiven.

NOTE 8: ASSET AND LIABILITIES HELD FOR SALE

In order to increase the Company’s liquidity and to provide necessary working capital to support its on-going business and operations, the Company is selling the 555 Building. Management has determined the 555 Building is not needed for present and future business operations, and any remaining elements of the Materials Business can be consolidated into the 355 Building, which management believes can accommodate any needs for the Company’s growth for the foreseeable future.

On March 29, 2021, the Company entered into an agreement with Steel K, LLC for the sale of the 555 Building. The purchase price is $24,360,000, and the closing of the sale is subject to the satisfaction or waiver of certain conditions to closing or contingencies. A portion of the sale proceeds would be used to satisfy the existing mortgage debt on the 555 Building in the approximate amount of $9.2 million at March 31, 2021, and for various costs related to the sale closing in an amount to be determined. The excess proceeds will be used for general working capital purposes. As a result, the Company has classified the carrying value of the building of $16.2 million as Assets held for sale (which was utilized by CVD Materials) as part of current assets at March 31, 2021, which were previously recorded at December 31, 2020 and prior as part of property, plant and equipment on the Company’s consolidated balance sheet.

In addition, the Note related to the 555 Building was classified as part of current liabilities at March 31, 2021, Liabilities Held For Sale in the amount of $9.2 million, which were previously recorded at December 31, 2020 and prior as part of both current and long term debt on the Company’s consolidated balance sheet.

NOTE 9:         STOCK-BASED COMPENSATION EXPENSE

The Company recorded as part of general and administrative expense $44,000 and $73,000 during the three months ended March 31, 2021 and 2020, respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments.

NOTE 9:         STOCK-BASED COMPENSATION EXPENSE (continued)

A summary of the stock option activity related to the 2001 Stock Option Plans, the 2007 Share Incentive Plan and the 2016 Share Incentive Plan for the period from January 1, 2021 through March 31, 2021 are as follows:

2001 Non-Qualified Stock Option Plan
	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Number of shares	7,000	-	-	(7,000)	-	-

Weighted average exercise price per share	$7.90	-	-	$7.90	-	-

2007 Share Incentive Plan
	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Number of shares	345,000	-	-	-	345,000	305,000

Weighted average exercise price per share	$12.33	-	-	-	$12.33	$12.33

2016 Share Incentive Plan
	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Number of shares	65,000	-	-	-	65,000	65,000

Weighted average exercise price per share	$5.94	-	-	-	$5.94	$5.94

The Company has a total of 410,000 of outstanding stock options and 370,000 exercisable under the three plans at March 31, 2021.

NOTE 9:         STOCK-BASED COMPENSATION EXPENSE (continued)

The following table summarizes information about the outstanding and exercisable options at March 31, 2021.

			Options Outstanding				Options Exercisable
				Weighted	Weighted			Weighted
				Average	Average			Average
Exercise			Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price Range			Outstanding	Contractual	Price	Value	Exercisable	Price	Value
$4.00	-	7.00	45,000	.0	$5.00	$0	45,000	$5.00	$0
$7.01	-	10.00	20,000	.0	$8.07	$0	20,000	$8.07	$0
$10.01	-	12.00	220,000	.1	$10.81	$0	180,000	$11.05	$0
$12.01	-	15.00	125,000	1.5	$15.00	$0	125,000	$15.00	$0

No options were exercised for the three months ended March 31, 2021. As of March 31, 2021, there was $7,900 of unrecognized compensation costs related to stock options expected to be recognized over a weighted average period of 1.00 years.

Restricted Stock Awards

The following table summarizes restricted stock awards for the three months ended March 31, 2021:

		Weighted
		Average Grant
	Shares of	Date Fair
	Restricted Stock	Value
Unvested outstanding at December 31, 2020	0	$0
Granted	42,800	$4.65
Vested	0	$0
Forfeited/Cancelled	0	$0
Unvested outstanding at March 31, 2021	42,800	$4.65

Restricted Stock Units

The following table summarizes restricted stock units for the three months ended March 31, 2021:

		Weighted
	Shares of	Average Grant
	Restricted	Date Fair
	Stock Units	Value
Unvested outstanding at December 31, 2020	8,750	$5.00
Granted	2,333	$5.36
Vested	(5,583)	$5.32
Forfeited/Cancelled	(-)	$-

Unvested outstanding at March 31, 2021	5,500	$4.83

NOTE 9:         STOCK-BASED COMPENSATION EXPENSE (continued)

The total fair value of vested restricted stock units was $29,700 for the three months ended March 31, 2021.

The fair value of the outstanding restricted stock units will be recorded as stock compensation expense over the vesting period. As of March 31, 2021, there was $20,000 of total unrecognized compensation costs related to restricted stock units, which is expected to be recognized over a weighted-average period of 1.0 years.

NOTE 10:         INCOME TAXES

As of March 31, 2021 and December 31, 2020, the Company has provided a full valuation allowance against all of the net deferred tax assets. This was based on management’s assessment, including the last three years of operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted by the United States Congress. As a result of the enactment of the CARES Act, net operating losses (“NOL’s”) generated in 2018-2020 can now be carried back for five years and resulted in the Company recognizing approximately $1.5 million of a tax benefit, of which $.7 million is a receivable at March 31, 2021 and December 31, 2020. Management continues to evaluate for potential utilization of the Company’s deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, and cost containment measures.

NOTE 11:         EARNINGS PER SHARE

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

Stock options to purchase 410,000 shares of common stock were outstanding and 370,000 were exercisable at March 31, 2021. Stock options to purchase 417,000 shares were outstanding and 292,000 were exercisable at March 31, 2020. For the three months ended March 31, 2021, 410,000 stock options, and for the three months ended March 31, 2020, 417,000 stock options were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

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

NOTE 12:          SEGMENT REPORTING (continued)

Three Months Ended March 31,

(In thousands)

				Eliminations* and
2021	CVD	SDC	Materials	Unallocated	Consolidated
Assets	$29,659	$6,116	$3,407	$24	$39,206

Revenue	2,006	827	629	(96)	3,366
Operating loss	(575)	(5)	(110)	(929)	(1,619)
Pretax (loss) income	(590)	(5)	18	(929)	(1,506)

2020
Assets	$36,699	$6,451	$5,653	$(9)	$48,794

Revenue	4,097	1,819	284	(164)	6,036
Operating income/(loss)	592	603	(357)	(730)	108
Pretax income/(loss)	589	610	(341)	(730)	128

*All elimination entries represent intersegment revenues eliminated in consolidation for external financial reporting.

NOTE 13:          SIGNIFICANT EVENTS- CORONAVIRUS (COVID-19)

The Company has been actively monitoring the coronavirus (COVID-19) outbreak and resulting pandemic and its impact on both the global economic and operating environment and specifically on its impact to the Company, its employees, its operations and its financial condition.  In March 2020, the World Health Organization recognized the COVID-19 outbreak as a pandemic based on the global spread of the disease, the severity of illnesses it causes and its effects on society. In response to the COVID-19 outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations, including complete or partial government shutdowns of many schools and businesses, including our Company, and advising or requiring individuals to limit or forego their time outside of their homes. Accordingly, the COVID-19 outbreak has severely restricted the level of economic activity in many countries, including the United States, and continues to materially and adversely impact global economic activity.  In particular, the aerospace sector, for which the Company relies on a significant part of its business, has been faced with significant reductions to its business due to lack of air travel. The Company’s new order levels commencing in the first quarter of 2020, for the year ended December 31, 2020 and into the first quarter of 2021 have seen substantial reductions which have materially and adversely affected revenues commencing in our second quarter of 2020. While the financial results for the Company’s first quarter of 2020 reflected the initial impact of COVID-19, and the year ended December 31, 2020 and first quarter ended March 31, 2021 reflected a substantial adverse effect, the Company is unable to predict the extent of the impact the pandemic will have on its financial position and operating results for the remainder of 2021 due to numerous uncertainties, but the impact could be material during any future period affected either directly or indirectly by this pandemic.  The Company intends to continue to evaluate the various government sponsored plans and programs put in place in response to the COVID-19 pandemic and further plans to take advantage of any such government benefits reasonably available to it.  Moreover, the Company will continue to monitor developments in that area as new government initiatives are passed.

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

Coronavirus (COVID-19)

We have been actively monitoring the coronavirus ("COVID-19") outbreak and its impact globally.  Our primary focus to this point has been to ensure the health and safety of its employees.  To that end, we have adopted social distancing where appropriate, implemented travel restrictions, and has taken actions to ensure that locations and facilities are cleaned and sanitized regularly.  These are novel and challenging times and the magnitude of this crisis is requiring us to consider all options to promote the safety of employees, including, where appropriate, or where required to comply with foreign, national, state or local governmental authority recommendations, guidelines, and/or mandates, the temporary suspension of work at certain of our locations and production facilities to protect employees and curb the spread of the coronavirus.  All of these actions may adversely impact our operating results.  In particular, the aerospace sector, for which we rely on a significant part of our business, has been faced with significant reductions to its business due to lack of air travel. Due to the timing of the COVID-19 outbreak, our new order levels during the year ended December 31, 2020 and into the first quarter of 2021 have seen substantial reductions which have materially and adversely affected revenues commencing in our second quarter of 2020. While the financial results for the Company’s first quarter of 2020 reflected the initial impact of COVID-19, and the year ended December 31, 2020 and the quarter ended March 31 2021 reflected a substantial adverse effect, we are unable to predict the extent of the impact the pandemic will have on our financial position and operating results for the remainder of 2021 due to numerous uncertainties, but the impact could be material during any future period affected either directly or indirectly by this pandemic.  The longer-term impacts from the outbreak are highly uncertain and cannot be predicted.

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

The projected growth of the Materials Business has not met expectations. Although we have made substantial investments in facilities, equipment and acquisitions in furtherance of our strategy, the foregoing has proven to be a significant drain on our finances and our liquidity. Since 2018 revenues for the Materials Business have been $1,700,000 in 2018, $1,600,000 in 2019 and $2,300,000 in 2020, with operating losses, exclusive of a $3.6 million impairment charge, recorded in all years for a total loss of $2.5 million. These cumulative results are due to operating losses from the Tantaline operations offset by operating profits of $.5 million from the MesoScribe operations. In the three months ended March 31, 2021 the Materials business had revenue of $.6 million and an operating loss of $.1 million. The operating loss was due to operating losses from the Tantaline operations, offset by operating profit of $.1 million from the MesoScribe operations.

Furthermore, our overall revenues have declined from $41.1 million in 2017 to $16.9 million in 2020. Cumulative operating losses, exclusive of a $3.6 million impairment charge, for the last three years (2018-2020) totaled ($14.5 million), which are comprised of 2018 ($5.3 million), 2019 ($5.0 million) and 2020 ($4.2 million). As a result of these continuing losses, and the investments in the Materials Business, our cash balances have declined from $21.7 million at December 31, 2016 to $7.7 million as of December 31, 2020 and $5.9 million at March 31, 2021, and liquidity has been strained. Contributing to and compounding this decline, is the negative effect the COVID-19 crisis has had in 2020 on the aerospace industry, which resulted from reduced travel and reduction of industry gas turbine engine sales. Aerospace sales in recent years have represented as much as 60% of our total revenue.

Our mortgage debt on the 355 Building and 555 Building, in the amount of $2.0 million and $9.2 million respectively, at March 31 2021, matures in March and December 2022, respectively.

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

In order to increase our liquidity and to provide necessary working capital to support our on-going business and operations, we have decided to sell the 555 Building in February 2021. We have determined the 555 Building is not needed for present and future business operations. We have concluded that any remaining elements of the Materials Business can be consolidated into the 355 Building, which we believe can accommodate any needs for our growth for the foreseeable future. In April 2021, the Company completed the move of its Tantaline product line to the 355 Building, while the MesoScribe consolidation into the 355 Building has been initiated. All functions of the Tantaline product line have been consolidated into the Denmark office and the United States expenses related to Tantaline have ceased.

On March 29, 2021, the Company entered into an agreement with Steel K, LLC for the sale of its 555 Building. The purchase price is $24,360,000, and the closing of the sale is subject to the satisfaction or waiver of certain conditions to closing or contingencies. A portion of the sale proceeds would be used to satisfy the existing mortgage debt on the 555 Building in the approximate amount of $9.2 million at March 31, 2021, and for various costs related to the sale closing in an amount to be determined. The excess proceeds will be used for general working capital purposes. On or about May 23, 2021, the buyer may advise the Company of any requirement to extend the closing date up to 60 days thereafter.

Statement of Operations

	Three Months Ended
	March 31,
	2021	2020

Revenue	$3,365,860	$6,036,360

Cost of revenue	3,047,280	4,100,836

Gross profit	318,580	1,935,524

Operating expenses
Research and development	100,432	113,828
Selling and shipping	135,755	165,777
General and administrative	1,701,180	1,547,758

Total operating expenses	1,937,367	1,827,363

Operating (loss) income	(1,618,787)	108,161

Other income (expense):
Interest income	1,223	24,902
Interest expense	(107,221)	(116,038)
Other Income	219,235	110,809
Total other income, net	113,237	19,673

(Loss) income before income tax	(1,505,550)	127,834

Income tax (benefit)	-	(1,530,644)

Net (loss) income	$(1,505,550)	$1,658,478

Three Months Ended March 31, 2021 vs. March 31, 2020

Revenue

Our revenue for the three months ended March 31, 2021 was $3.4 million compared to $6.0 million for the three months ended March 31, 2020, a decrease of $2.6 million or 44.3%. This sales reduction is primarily attributed to the impacts of COVID-19 which significantly reduced the Company’s orders commencing in the first quarter of 2020, for the year ended December 31, 2020 and into the first quarter of 2021, which in turn dramatically decreased our revenues in the subsequent quarters. The decrease was primarily attributable to decreased revenue of $2.1 million from our CVD Equipment segment related to spare parts and equipment sales and $.8 million decrease in our SDC segment, offset, in part by, an increase of $.3 million in our CVD Materials segment.

The revenue contributed for the three months ended March 31, 2021 by the CVD Equipment segment of $2.0 million, which totaled 59.6% of our overall revenue, was (51.0%) or ($2.1 million) lower than the segment’s $4.1 million contribution made in the three months ended March 31, 2020, which totaled 67.9% of our overall revenue. This revenue decrease is the result of decreases of $1.9 million and $.2 million, from spare parts and equipment sales, respectively.

Revenue for our SDC segment was $.8 million in three months ended March 31, 2021 as compared to $1.6 million in three months ended March 31, 2020, a decrease of $.8 million, primarily the result of the timing of one large order completed in the three months ended March 31, 2020.

Revenues for our CVD Materials segment were $.6 million in the three months ended March 31, 2021 as compared to $.3 million for the three months ended March 31, 2020. This increase of $.3 million was the result of increased MesoScribe product revenue of $.2 million and Tantaline® related revenue of $.1 million.

Gross Profit

Gross profit for the three months ended March 31, 2021 amounted to $.3 million, with a gross profit margin of 9.5%, compared to a gross profit of $1.9 million and a gross profit margin of 32.1% for the three months ended March 31, 2020. The reduction in gross profit and gross profit margin, was primarily the result of the impact of $2.7 million in decreased sales as a result of the impact of COVID-19, and the impact of fixed costs and payroll to support higher sales levels, offset in part by reduced employee payroll and related costs commencing in the last two and a half weeks of the quarter ended March 31, 2020 as a result of the Coronavirus mandates imposed.

Research and Development, Selling and General and Administrative Expenses

Research and Development

Due to the technical development required on our custom orders, our research and development team and their expenses are charged to costs of goods sold when they are working directly on a customer project. When they are not working on a customer project, they work in our Application Laboratory and their costs are charged to research and development. For the three months ended March 31, 2021 and 2020, our research and development expenses totaled $100,000 and $114,000, respectively, a decrease of $14,000.

Selling

Selling expenses were $136,000 or 4.0% of the revenue for the three months ended March 31, 2021 as compared to $166,000 or 2.8% of the revenue for the three months ended March 31, 2020. The decrease was primarily the result of reduced employee and employee related costs, during the three months ended March 31, 2021.

General and Administrative

General and administrative expenses for the three months ended March 31, 2021 were $1.7 million or 50.5% of revenue compared to $1.5 million or 25.6% of revenue for the three months ended March 31, 2020, an increase of $.2 million. As a result of the actions taken in January 2021 (noted above in the current developments) related to the change in direction and new leadership to evaluate our business strategy and operations, the increase in these expenses is primarily the result of increased legal costs of $235,000, of which $75,000 related to the preparation of the sale of the 555 Building, and the balance was related to general corporate governance, employee related matters and intellectual property, offset in part by lower employee payroll and related costs.

Operating loss

As a result of substantially lower sales and the resultant reduction in gross profit margins and increased general and administrative expenses, our operating loss was ($1.6 million) in the three months ended March 31 2021, compared with an operating income of $.1 million in the three months ended March 31, 2020.

Other income (expenses)

Other income (expenses) were $113,000 and $20,000 for the three months ended March 31, 2021 and 2020, respectively. Other income was $219,000 and $111,000 for the three months ended March 31, 2021 and 2020, respectively, from subleasing a portion of our CVD Materials facility. The decrease of $108,000 was the result of lower rent due to less occupancy in 2020. As a result of lower interest rates and lower cash balances, interest income decreased $24,000, to $1,000 for the three months ended March 31, 2021 as compared to $25,000 in 2020. In addition, Interest expense related to the Company’s mortgages decreased $9,000 to $107,000 in the three months ended March 31, 2021, as compared to $116,000 in 2020.

Income Taxes

For the three months ended March 31, 2021, there was no income tax expense as compared to an income tax benefit of $1.5 million for the three months ended March 31, 2020. On March 27, 2020, the CARES Act was enacted by the United States Congress. As a result of the enactment of the CARES Act, net operating losses (“NOL’s”) generated in 2018-2020 can now be carried back for five years and resulted in the Company recognizing approximately $1.5 million of a tax receivable. We continue to evaluate for potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, cost containment measures and other factors.

Net (loss) income

As a result of the foregoing factors, we reported a net loss of ($1.5 million), or ($0.23) per basic and diluted share, for the three months ended March 31, 2021, as compared to a net income of $1.7 million (which included the $1.5 million tax benefit as noted above), or $0.25 per basic and diluted share for the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had aggregate working capital of $12.3 million compared to aggregate working capital of $8.1 million at December 31, 2020. Our cash and cash equivalents at March 31, 2021 and December 31, 2020 were $5.9 million and $7.7 million, respectively.

Net cash used in operating activities was $1.6 million. This is the result of a net loss, adjusted for non-cash items, of $1.2 million, increased inventory of $.2 million, increased contract assets of $.5 million, and a $.4 million decrease accounts payable and other liabilities, offset in part by a decrease in accounts receivable of $.2 million due to timing of collections, decreased other current assets of $.2 million and increased accrued expenses of $.3 million

Long term debt decreased by $.2 million from principal payments on the mortgages related to our two facilities in Central Islip, NY.

We have a loan agreement with HSBC USA, N.A. (the “HSBC”) which is secured by a mortgage on our Central Islip headquarters at 355 South Technology Drive. The loan is payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity in March 2022. The balances as of March 31, 2021 and December 31, 2020 were approximately $2.0 million and $2.1 million respectively. Interest accrues on the loan, at our option, at the variable rate of LIBOR plus 1.75% or Prime less 0.5% (1.86% and 1.89% at March 31, 2021 and December 31, 2020, respectively).

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

The Note is payable in 60 consecutive equal monthly installments of $62,481, including interest. The balances as of March 31, 2021 and December 31, 2020 were approximately $9.2 million and $9.3 million respectively. The Note bears interest for each Interest Period (as defined in the Note), at the fixed rate of 3.9148%. The maturity date for the Note is December 1, 2022. As a condition of the Bank making the Loan, we were required to guaranty Assignee’s obligations under the Loan. As of March 31, 2021, the full amount of this Note is recorded as Liabilities Held For Sale.

On August 5, 2019, we entered into a Mortgage Modification Agreement which replaced the former covenant with a Minimum Liquid Assets (“MLC”) covenant, and on October 22, 2020, we entered into a Second Mortgage Modification Agreement modifying certain MLC balances. We are in compliance with our financial covenant under the mortgage at March 31, 2021.

We have been actively monitoring the coronavirus ("COVID-19") outbreak and its impact globally.  Our primary focus to this point has been to ensure the health and safety of our employees.  To that end, we have adopted social distancing where appropriate, implemented travel restrictions, and have taken actions to ensure that locations and facilities are cleaned and sanitized regularly.  These are novel and challenging times and the magnitude of this crisis is requiring management to consider all options to promote the safety of our employees, including, where appropriate, or where required to comply with foreign, national, state or local governmental authority recommendations, guidelines, and/or mandates, the temporary suspension of work at certain of our locations and production facilities to protect employees and curb the spread of the Coronavirus.  All of these actions may adversely impact our operating results.  In particular, the aerospace sector, for which we rely on a significant part of our business, has been faced with significant reductions to its business due to lack of air travel. Due to the timing of the COVID-19 outbreak, our new order levels during the year ended December 31, 2020 and into the first quarter of 2021 have seen substantial reductions which have materially and adversely affected revenues commencing in our second quarter of 2020. While the financial results for the first quarter of 2020 reflected the initial impact of COVID-19, and year ended December 31, 2020 and the quarter ended March 31, 2021 reflected a substantial adverse effect, we are unable to predict the extent of the impact the pandemic will have on our financial position and operating results for the remainder of 2021 due to numerous uncertainties, but the impact could be material and adverse during any future period affected either directly or indirectly by this pandemic.  The longer-term impacts from the outbreak are highly uncertain and cannot be predicted.

On April 21, 2020, we entered into a loan agreement (the “Loan Agreement”) with HSBC Bank USA, National Association pursuant to which we were granted a loan in the principal amount of $2,415,970, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted by the United States Congress on March 27, 2020.

The PPP loan, the obligation of which is represented by a note issued by us, matures on April 21, 2022 and bears interest at a rate of 1% per annum. The note may be prepaid at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, all or a portion of the Loan may be forgiven, based upon payments made in the first twenty-four weeks following receipt of the proceeds, related to payroll costs, continue group health care benefits, utilities and mortgage interest on other debt obligations incurred before February 15, 2020. We have filed an application for forgiveness in April 2021, and anticipates all or substantially all of the PPP loan to be forgiven.

As a result of the March 27, 2020 CARES Act enactment allowing the carryback of NOL’s five years, we recognized a $1.5 million tax benefit. We have collected $.8 million in the year ended December 31, 2020, and as of March 31, 2021 there remains a receivable in the amount of $.7 million.

Due to the timing of the COVID-19 outbreak, our new orders during the year ended December 31, 2020, and into the beginning of 2021 have decreased substantially which have resulted in substantial reductions in revenues resulting in operating losses commencing in our second quarter of 2020. The ongoing impact that COVID-19 has had on our business has made the conditions to operate very challenging. In particular, the aerospace sector, for which we rely on a significant part of our business, has been faced with significant reductions to its business due to lack of air travel. While we continue to monitor and take action to reduce our expenses, we have secured a $2.4 million loan under PPP and have recognized a $1.5 million tax receivable from the NOL 5 year carryback, of which $.7 million remains outstanding at March 31, 2021. In addition, we have decided to sell the 555 Building. The purchase price is $24,360,000, and the closing of the sale is subject to the satisfaction or waiver of certain conditions to closing or contingencies. A portion of the sale proceeds would be used to satisfy the existing mortgage debt on the 555 Building in the approximate amount of $9.2 million at March 31, 2021, and for various costs related to the sale closing in an amount to be determined. The excess proceeds will be used for general working capital purposes. On or about May 23, 2021, the buyer may advise the Company of any requirement to extend the closing date up to 60 days thereafter.

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

10.1

Agreement to Purchase and Sale, the building and real estate property located at 555 N Research Place, Central Islip, NY, dated March 29, 2021, by and between 555 N Research Corporation, a wholly-owned subsidiary of the Company, and Steel K, LLC. *

31.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated May 13, 2021

31.2*	Certification of Thomas McNeill, Chief Financial Officer, dated May 13, 2021

32.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated May 13, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Thomas McNeill, Chief Financial Officer, dated May 13, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of May 2021.

CVD EQUIPMENT CORPORATION

By:	/s/ Emmanuel Lakios
Emmanuel Lakios
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Thomas McNeill
Thomas McNeill
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

10.1

Agreement to Purchase and Sale, the building and real estate property located at 555 N Research Place, Central Islip, NY, dated March 29, 2021, by and between 555 N Research Corporation, a wholly-owned subsidiary of the Company, and Steel K, LLC. *

31.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated May 13, 2021

31.2*	Certification of Thomas McNeill, Chief Financial Officer, dated May 13, 2021

32.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated May 13, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Thomas McNeill, Chief Financial Officer, dated May 13, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	XBRL Instance.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation.

101.DEF**	XBRL Taxonomy Extension Definition.

101.LAB**	XBRL Taxonomy Extension Labels.

101.PRE**	XBRL Taxonomy Extension Presentation.

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