Form 10-Q
period 2021-06-30
CVD EQUIPMENT CORP
filed 2021-08-16
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

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

Yes  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,684,281 shares of Common Stock, $0.01 par value at August 11, 2021.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$5,387,896	$7,699,335
Accounts receivable, net	1,147,451	1,047,728
Contract assets	1,066,382	494,281
Inventories, net	1,297,202	1,123,839
Taxes Receivable	715,599	715,599
Other current assets	460,260	709,175
Assets held for sale	16,181,368	-

Total Current Assets	26,256,158	11,789,957

Property, plant and equipment, net	12,405,495	28,843,563
Intangible assets, net	234,633	288,657
Other assets	23,318	13,748
Total Assets	$38,919,604	$40,935,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$910,731	$817,933
Accrued expenses	1,766,245	1,409,039
Current maturities of long-term debt	1,915,508	690,667
Contract Liabilities	1,001,071	786,657
Liabilities held for sale	9,123,151	-
Total Current Liabilities	14,716,706	3,704,296

Long-term debt, net of current portion	-	13,106,057

Total Liabilities	14,716,706	16,810,353

Commitments and contingencies (see note 13)

Stockholders’ Equity:
Common stock - $0.01 par value – 20,000,000 shares authorized; issued and outstanding 6,684,281 at June 30, 2021 and 6,678,698 at December 31, 2020	66,842	66,786
Additional paid-in capital	27,074,079	26,961,684
Accumulated deficit	(2,938,023)	(2,902,898)
Total Stockholders’ Equity	24,202,898	24,125,572

Total Liabilities and Stockholders’ Equity	$38,919,604	$40,935,925

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$4,034,408	$3,718,884	$7,400,268	$9,755,244

Cost of revenue	3,188,746	3,117,369	6,236,026	7,218,205

Gross profit	845,662	601,515	1,164,242	2,537,039

Operating expenses
Research and development	128,512	96,108	228,944	209,936
Selling and shipping	217,976	131,263	353,731	297,040
General and administrative	1,582,098	1,506,398	3,283,278	3,054,156

Total operating expenses	1,928,586	1,733,769	3,865,953	3,561,132

Operating loss	(1,082,924)	(1,132,254)	(2,701,711)	(1,024,093)

Other income (expense):
Interest income	403	5,478	1,626	30,380
Interest expense	(107,000)	(114,484)	(214,221)	(230,522)
Gain on debt extinguishment	2,443,418	-	2,443,418	-
Other Income	217,592	107,880	436,827	218,688
Total other income (loss), net	2,554,413	(1,126)	2,667,650	18,546

Income (loss) before income tax	1,471,489	(1,133,380)	(34,061)	(1,005,547)

Income tax expense (benefit)	1,064	1,049	1,064	(1,529,596)

Net income (loss)	$1,470,425	$(1,134,429)	$(35,125)	$524,049

Basic income (loss) per common share	$0.22	$(0.17)	$(0.01)	$0.08
Diluted income (loss) per common share	$0.22	$(0.17)	$(0.01)	$0.08

Weighted average common shares
Outstanding-basic	6,684,281	6,634,746	6,682,347	6,630,391

Weighted average common shares
Outstanding-diluted	6,687,229	6,634,746	6,682,347	6,630,391

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three months ended June 30, 2021 and 2020

	Common stock
	Shares	Par Value	Additional paid-in Capital	Retained Earnings/ (Accumulated deficit)	Total

Balance at April 1, 2021	6,684,281	$66,842	$27,012,001	$(4,408,448)	$22,670,395
Net income	-	-	-	1,470,425	1,470,425
Share-Based Compensation	-	-	62,078	-	62,078
Balance at June 30, 2021	6,684,281	$66,842	$27,074,079	$(2,938,023)	$24,202,898

Balance at April 1, 2020	6,633,355	$66,333	$26,792,106	$4,830,532	$31,688,971
Net loss	-	-	-	(1,134,429)	(1,134,429)
Share-Based Compensation	6,330	63	68,641	-	68,704
Balance at June 30, 2020	6,639,685	$66,396	$26,860,747	$3,696,103	$30,623,246

Six months ended June 30, 2021 and 2020

	Common stock
	Shares	Par Value	Additional paid-in Capital	Retained Earnings (Accumulated deficit)	Total

Balance at January 1, 2021	6,678,698	$66,786	$26,961,684	$(2,902,898)	$24,125,572
Net loss	-	-	-	(35,125)	(35,125)
Share-Based Compensation	5,583	56	112,395	-	112,451
Balance at June 30, 2021	6,684,281	$66,842	$27,074,079	$(2,938,023)	$24,202,898

Balance at January 1, 2020	6,623,793	$66,237	$26,719,554	$3,172,054	$29,957,845
Net income	-	-	-	524,049	524,049
Share-Based Compensation	15,892	159	141,193	-	141,352
Balance at June 30, 2020	6,639,685	$66,396	$26,860,747	$3,696,103	$30,623,246

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(35,125)	$524,049
Adjustments to reconcile net (loss) income to net cash used in operating activities
Gain on debt extinguishment	(2,443,418)	-
Stock-based compensation	112,451	141,352
Depreciation and amortization	429,195	658,266
Bad debt expense	-	80,205
(Increase)/decrease in operating assets
Accounts receivable	(99,723)	743,881
Contract assets	(572,101)	(427,287)
Inventories	(173,363)	162,477
Tax receivable	-	(1,528,305)
Other current assets	239,345	280,952
Increase/(decrease) in operating liabilities
Accounts payable	92,798	(71,799)
Accrued expenses	384,654	(524,896)
Contract liabilities	214,414	(548,938)
Total adjustments	(1,815,748)	(1,034,092)
Net cash used in operating activities	(1,850,873)	(510,043)

Cash flows from investing activities:
Capital expenditures	(118,471)	(861,352)
Net cash used in investing activities	(118,471)	(861,352)

Cash flows from financing activities
Proceeds from Payroll Protection Plan Loan	-	2,415,970
Payments of long-term debt	(342,095)	(333,640)
Net cash (used in) provided by financing activities	(342,095)	2,082,330

Net (decrease) increase in cash and cash equivalents	(2,311,439)	710,935

Cash and cash equivalents at beginning of period	7,699,335	8,664,253

Cash and cash equivalents at end of period	$5,387,896	$9,375,188

Supplemental disclosure of cash flow information:
Income taxes paid	$1,064	$1,049
Interest paid	$214,221	$230,522

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1:

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that can be expected for the year ending December 31, 2021.

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

BUSINESS DEVELOPMENTS

In January 2021, the Company’s Board of Directors concluded that a change in the Company’s business strategy and direction was necessary and appointed Emmanuel Lakios as President and Chief Executive Officer (previously our Vice-President- Sales and Marketing) to, among other things, evaluate the Company’s business strategy and operations. Based on this evaluation, due to the continuing losses and significant investments required to continue in the Materials business, the Board concluded that our primary focus should be on the core equipment business and that the Materials Business strategy should be revised, with some of its current element’s potentially minimized or ceased.  Based upon an analysis, including forecasted continued losses and negative cash flows for the Tantaline product line, the Company has implemented plans to eliminate further investment in our Tantaline product line. In addition, we recorded an impairment charge of $3.6 million during the fourth quarter and year ended December 31, 2020, related to Tantaline Long lived assets. In addition, the Company continues to monitor its costs and will take actions to mitigate expenses in the future to align them with anticipated revenue levels.

NOTE 1: (continued)

During February 2021, in order to increase the Company’s liquidity and to provide necessary working capital to support the Company’s on-going business and operations, the Board decided to sell its facility located at 555 North Research Place, Central Islip, NY (the “555 Building”). Management determined the 555 Building is not needed for present and future business operations and concluded that any remaining elements of the Materials Business can be consolidated into its remaining facility in Central Islip (the “355 Building”), which it believes can accommodate any needs for our growth for the foreseeable future. In April 2021, the Company completed the move of its Tantaline product line to the 355 Building, while the MesoScribe consolidation into the 355 Building has been initiated. All functions of the Tantaline product line have been consolidated into the Denmark office and the United States expenses related to Tantaline have ceased. On March 29, 2021, the Company entered into an agreement with Steel K, LLC for the sale of the 555 Building, and on July 26, 2021 the Company closed on the sale of the 555 Building. The sale price was $24,360,000, subject to adjustment for apportionments, adjustments and credits. A portion of the sale proceeds were used to satisfy the existing mortgage debt on the 555 Building, including interest and fees, in the amount of $9,352,719, as well as various costs related to the closing of the transaction. The net proceeds to the Company were approximately $14,000,000 (see Note 14).

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

NOTE 2:         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

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

NOTE 3:         CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

The Company had cash and cash equivalents of $5.4 million and $7.7 million at June 30, 2021 and December 31, 2020, respectively. The Company invests excess cash in U.S. treasury bills, certificates of deposit or money market accounts, all with original maturities of less than three months. Cash equivalents were $1.0 million at June 30, 2021 and December 31, 2020, respectively.

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at June 30, 2021 and December 31, 2020 was $3,203,000 and $5,822,000, respectively.

Sales concentration

Revenue from a single customer in any one period can exceed 10% of our total revenues. During the three months ended June 30, 2021, three customers exceeded 10%, and represented 17.3%, 12.9% and 11.2% of revenues, and during the six months ended June 30, 2021 one customer exceeded 10%, and represented 18.0% of revenues. During the three months ended June 30, 2020, two customers exceeded 10%, and represented 42.2% and 10.0% of revenues, and during the six months ended June 30, 2020, one customer represented 37.0% of revenues.

Accounts receivable

The Company sells products and services to various companies across several industries in the ordinary course of business. The Company performs ongoing credit evaluations to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience, evaluation of their credit history and review of the invoicing terms of the contract to determine the financial strength of its customers. The Company also maintains allowances for anticipated losses. At June 30, 2021, two customers exceeded 10% of the accounts receivable balance, representing 20.2% in total, and at December 31, 2020 two customers represented 35.0% of the accounts receivable balance.

NOTE 4:         REVENUE DISAGGREGATION

The following table represents a disaggregation of revenue for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Month's Ending June 30, 2021

	Over time	Point in time	Total
Aerospace	$197	$577	$774
Industrial	$1,226	$1,293	$2,519
Research	$365	$376	$741
Total	$1,788	$2,246	$4,034

	Three Month's Ending June 30, 2020

	Over time	Point in time	Total
Aerospace	$134	$1,699	$1,833
Industrial	$259	$623	$882
Research	$495	$509	$1,004
Total	$888	$2,831	$3,719

	Six Month's Ending June 30, 2021

	Over time	Point in time	Total
Aerospace	$386	$1,103	$1,489
Industrial	$2,595	$1,968	$4,563
Research	$552	$796	$1,348
Total	$3,533	$3,867	$7,400

	Six Month's Ending June 30, 2020

	Over time	Point in time	Total
Aerospace	$1,299	$3,884	$5,183
Industrial	$386	$1,484	$1,870
Research	$1,089	$1,613	$2,702
Total	$2,774	$6,981	$9,755

NOTE 4:         REVENUE DISAGGREGATION (continued)

The Company has unrecognized contract revenue of approximately $3.2 million at June 30, 2021, which it expects to recognize as revenue within the next twelve months.

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

During the six months ended June 30, 2021 and 2020, the increase in contract assets of approximately $.6 million and $.4 million, respectively, was the result of work performed in excess of billings which are based upon project milestones.

Contract assets and contract liabilities on input method type contracts in progress are summarized as follows:

2021
Costs incurred on contracts in progress	$4,882,600
Estimated earnings	2,900,056
7,782,656
Billings to date	(7,098,362)
$684,294
Deferred revenue related to non-systems contracts	(618,984)
65,310
Included in accompanying balance sheets
Under the following captions:
Contract assets	$1,066,382
Contract liabilities	$(1,001,072)

NOTE 5:          INVENTORIES, NET

Inventories consist of:
	June 30, 2021	December 31, 2020

Raw materials	$1,081,709	$928,221
Work-in-process	215,493	195,618
Inventories	$1,297,202	$1,123,839

NOTE 6:         ACCOUNTS RECEIVABLE, NET

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $59,000 and $164,000 as of June 30, 2021 and December 31, 2020, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

NOTE 7:         LONG-TERM DEBT

The Company has a loan agreement with HSBC which is secured by a mortgage against our Central Islip, NY headquarters. The loan is payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity in March 2022. The balances as of June 30, 2021 and December 31, 2020 were approximately $1.9 million and $2.1 million respectively. Interest accrues on the loan, at our option, at the variable rate of LIBOR plus 1.75% or Prime less 0.5% (1.82% and 1.89% at June 30, 2021 and December 31, 2020, respectively).

On November 30, 2017, the Company purchased the premises located at 555 North Research Place, Central Islip, NY (the “555 Building”). The purchase price of the building was $13,850,000 exclusive of closing costs. The Company’s wholly-owned subsidiary, 555 N Research Corporation (the “Assignee”) and the Islip IDA, entered into a Fee and Leasehold Mortgage and Security Agreement (the “Loan”) with HSBC in the amount of $10,387,500, which was used to finance a portion of the purchase price to acquire the premises located at 555 North Research Place, Central Islip, New York. The Loan was evidenced by the certain note, dated November 30, 2017 (the “Note”), by and between Assignee and the Bank, and secured by a certain Fee and Leasehold Mortgage and Security Agreement (the “Mortgage”), dated November 30, 2017, as well as a collateral Assignment of Leases and Rents. On July 26, 2021, the Company closed on the sale of the 555 Building and satisfied the loan.

The Note was payable in 60 consecutive equal monthly installments of $62,481 including interest and a final balloon payment upon maturity which was to be in December 2022. The balance outstanding as of June 30, 2021 and December 31, 2020 were approximately $9.1 million and $9.3 million respectively. The Note bore interest for each Interest Period (as defined in the Note), at the fixed rate of 3.9148%. As a condition of the Bank making the Loan, the Company was required to guaranty Assignee’s obligations under the Loan pursuant that certain Unlimited Guaranty, dated November 30, 2017 (the “Guaranty”). As of June 30, 2021, the full amount of this Note is recorded as Liabilities Held For Sale (see Note 8 and Note 14).

NOTE 7:         LONG-TERM DEBT (continued)

The Company is in compliance with its financial covenant under the mortgage at June 30, 2021.

On April 21, 2020, the Company entered into a loan agreement (the “Loan Agreement”) with HSBC Bank USA, National Association pursuant to which the Company was granted a loan in the principal amount of $2,415,970, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted by the United States Congress on March 27, 2020.

The PPP loan, the obligation of which is represented by a note issued by the Company, was to mature on April 21, 2022 and bore interest at a rate of 1% per annum. The note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, all or a portion of the Loan may be forgiven, based upon payments made in the first twenty-four weeks following receipt of the proceeds, related to payroll costs, continue group health care benefits, utilities and mortgage interest on other debt obligations incurred before February 15, 2020. The Company filed an application for forgiveness in April 2021 and on June 14, 2021 the Company received a notification from its lender that on June 10, 2021 the SBA approved the Company’s PPP Loan forgiveness application and remitted payment to the lender for the entire principal amount of the PPP Loan and accrued interest. As a result, the Company has recognized in the three and six months ended June 30, 2021 Gain on debt extinguishment in the amount of $2,443,418.

NOTE 8: ASSET AND LIABILITIES HELD FOR SALE

In order to increase the Company’s liquidity and to provide necessary working capital to support its on-going business and operations, the Company has decided to sell the 555 Building. Management has determined the 555 Building was not needed for present and future business operations, and any remaining elements of the Materials Business can be consolidated into the 355 Building, which management believes can accommodate any needs for the Company’s growth for the foreseeable future.

On March 29, 2021, the Company entered into an agreement with Steel K, LLC for the sale of its 555 Building, and on July 26, 2021 the Company closed on the sale of the 555 Building. The sale price was $24,360,000, subject to adjustment for apportionments, adjustments and credits. A portion of the sale proceeds were used to satisfy the existing mortgage debt on the 555

NOTE 8: ASSET AND LIABILITIES HELD FOR SALE (continued)

Building, including interest and fees, in the amount of $9.4 million, as well as various costs related to the closing of the transaction. As a result, the Company has classified the carrying value of the building of $16.2 million as Assets held for sale (which was utilized by CVD Materials) as part of current assets at June 30, 2021, which were previously recorded at December 31, 2020 and prior as part of property, plant and equipment on the Company’s consolidated balance sheet.

In addition, the Note related to the 555 Building was classified as part of current liabilities at June 30, 2021, Liabilities Held For Sale in the amount of $9.1 million, which were previously recorded at December 31, 2020 and prior as part of both current and long term debt on the Company’s consolidated balance sheet.

NOTE 9:         STOCK-BASED COMPENSATION EXPENSE

The Company recorded, as part of general and administrative expense, $62,000 and $113,000 during the three and six months ended June 30, 2021, respectively, and during the three and six months ended June 30, 2020, $69,000 and $141,000, respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments.

A summary of the stock option activity related to the 2001 Stock Option Plans, the 2007 Share Incentive Plan and the 2016 Share Incentive Plan for the period from January 1, 2021 through June 30, 2021 are as follows:

NOTE 9:         STOCK-BASED COMPENSATION EXPENSE (continued)

2001 Non-Qualified Stock Option Plan
	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Number of shares	7,000	-	-	(7,000)	-	-
Weighted average exercise price per share	$7.90	-	-	$7.90	-	-

2007 Share Incentive Plan
	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Number of shares	345,000	-	-	-	345,000	325,000
Weighted average exercise price per share	$12.33	-	-	-	$12.33	$12.46

2016 Share Incentive Plan
	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Number of shares	65,000	150,000	-	-	215,000	65,000
Weighted average exercise price per share	$5.94	$4.26	-	-	$4.76	$5.94

For the six months ended June 30, 2021, the Company granted 150,000 stock options, vesting 25% per year over four years, with a ten-year life. The Company determined the fair value of stock options granted during the six months ended June 30, 2021 is based upon assumptions as provided below.

Stock Price	$4.26
Exercise Price	$4.26
Dividend yield	0%
Expected volatility	67%
Risk-Free interest rate	1.35%
Expected life (in years)	6.00

NOTE 9:         STOCK-BASED COMPENSATION EXPENSE (continued)

The Company has a total of 560,000 outstanding stock options, of which 390,000 were exercisable under the three plans at June 30, 2021.

The following table summarizes information about the outstanding and exercisable options at June 30, 2021.

			Options Outstanding				Options Exercisable
				Weighted	Weighted			Weighted
				Average	Average			Average
Exercise			Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price Range			Outstanding	Contractual	Price	Value	Exercisable	Price	Value
$4.00	-	7.00	195,000	9.8	$4.43	$36,000	45,000	$5.00	$0
$7.01	-	10.00	20,000	7.0	$8.07	$0	20,000	$8.07	$0
$10.01	-	12.00	220,000	3.7	$10.81	$0	200,000	$10.87	$0
$12.01	-	15.00	125,000	1.0	$15.00	$0	125,000	$15.00	$0

No options were exercised during the six months ended June 30, 2021. As of June 30, 2021, there was $385,960 of unrecognized compensation costs related to stock options expected to be recognized over a weighted average period of 3.9 years.

Restricted Stock Awards

The following table summarizes restricted stock awards for the six months ended June 30, 2021:

		Weighted
	Shares of	Average Grant
	Restricted	Date Fair
	Stock	Value
Unvested outstanding at December 31, 2020	0	$0
Granted	42,800	$4.65
Vested	0	$0
Forfeited/Cancelled	(4,746)	$4.65
Unvested outstanding at June 30, 2021	38,054	$4.65

The fair value of the outstanding restricted stock awards will be recorded as stock compensation expense over the vesting period. As of June 30, 2021, there was $89,000 of total unrecognized compensation costs related to restricted stock awards, which is expected to be recognized over a weighted-average period of .5 years.

NOTE 9:         STOCK-BASED COMPENSATION EXPENSE (continued)

Restricted Stock Units

The following table summarizes activity related to outstanding restricted stock units for the six months ended June 30, 2021:

		Weighted
	Shares of	Average Grant
	Restricted	Date Fair
	Stock Units	Value
Unvested outstanding at December 31, 2020	8,750	$5.00
Granted	2,333	$5.36
Vested	(5,583)	$5.32
Forfeited/Cancelled	(-)	$ - -

Unvested outstanding at June 30, 2021	5,500	$4.83

The total fair value of vested restricted stock units was $29,700 for the six months ended June 30, 2021.

The fair value of the outstanding restricted stock units will be recorded as stock compensation expense over the vesting period. As of June 30, 2021, there was $14,000 of total unrecognized compensation costs related to restricted stock units, which is expected to be recognized over a weighted-average period of .7 years.

NOTE 10:         INCOME TAXES

As of June 30, 2021 and December 31, 2020, the Company has provided a full valuation allowance against all of the net deferred tax assets. This was based on management’s assessment, including the last three years of operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted by the United States Congress. As a result of the enactment of the CARES Act, net operating losses (“NOL’s”) generated in 2018-2020 can now be carried back for five years and resulted in the Company recognizing approximately $1.5 million of a tax benefit, of which $.7 million is a receivable at June 30, 2021 and December 31, 2020. Management continues to evaluate for potential utilization of the Company’s deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, and cost containment measures.

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

A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Basic weighted average common shares outstanding	6,684,281	6,634,746	6,682,347	6,630,391
Dilutive effect of options and unvested restricted shares	2,948	-	-	-
Diluted weighted average shares outstanding	6,687,229	6,634,746	6,682,347	6,630,391

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2021 and 2020, because the effect of their inclusion would be anti-dilutive.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

Stock Options	557,052	417,000	560,000	417,000
	557,052	417,000	560,000	417,000

Stock options to purchase 560,000 shares of common stock were outstanding and 390,000 were exercisable during the three and six months ended June 30, 2021.

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

Three Months Ended June 30,

(In thousands)

				Eliminations* and
2021	CVD	SDC	Materials	Unallocated	Consolidated
Assets	$28,149	$6,765	$3,940	$66	$38,920

Revenue	1,804	1,162	1,087	(19)	4,034
Operating (loss) income	(1,220)	368	503	(734)	(1,083)
Pretax income (loss)	1,209	368	628	(734)	1,471

2020
Assets	$36,509	$6,445	$5,380	$(9)	$48,325

Revenue	2,280	1,016	517	(94)	3,719
Operating (loss) income	(299)	65	(137)	(761)	(1,132)
Pretax (loss) income	(312)	65	(125)	(761)	(1,133)

NOTE 12:          SEGMENT REPORTING (continued)

Six Months Ended June 30,

(In thousands)

				Eliminations* and
2021	CVD	SDC	Materials	Unallocated	Consolidated

Revenue	3,811	1,987	1,716	(114)	7,400
Operating (loss) income	(1,753)	363	392	(1,704)	(2,702)
Pretax income (loss)	661	363	646	(1,704)	(34)

2020

Revenue	6,377	2,835	801	(258)	9,755
Operating income (loss)	293	667	(493)	(1,491)	(1,024)
Pretax income (loss)	277	675	(467)	(1,491)	(1,006)

*All elimination entries represent intersegment revenues eliminated in consolidation for external financial reporting.

NOTE 13:          SIGNIFICANT EVENTS- CORONAVIRUS (COVID-19)

The Company has been actively monitoring the coronavirus (COVID-19) outbreak and resulting pandemic and its impact on both the global economic and operating environment and specifically on its impact to the Company, its employees, its operations and its financial condition.  In March 2020, the World Health Organization recognized the COVID-19 outbreak as a pandemic based on the global spread of the disease, the severity of illnesses it causes and its effects on society. In response to the COVID-19 outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations, including complete or partial government shutdowns of many schools and businesses, including our Company, and advising or requiring individuals to limit or forego their time outside of their homes. Accordingly, the COVID-19 outbreak has severely restricted the level of economic activity in many countries, including the United States, and continues to materially and adversely impact global economic activity.  In particular, the aerospace sector, for which the Company relies on a significant part of its business, has been faced with significant reductions to its business due to lack of air travel. The Company’s new order levels commencing in the first quarter of 2020, continuing into the first quarter of 2021 have seen substantial reductions, while new orders in the second quarter of 2021 where substantially higher at approximately $6.0 million, and which have materially and adversely affected revenues commencing in our second quarter of 2020. While the financial results for the Company’s first quarter of 2020 reflected the initial impact of COVID-19, and the year ended  December 31, 2020 and first six months ended June 30, 2021 reflected a substantial adverse effect, the Company is unable to predict the extent of the impact the pandemic will have on its financial position and operating results for the remainder of 2021 due to numerous uncertainties, but the impact could be material during any future period affected either directly or indirectly by this pandemic.  The Company intends to continue to evaluate the various government sponsored plans and programs put in place in response to the COVID-19 pandemic and further plans to take advantage of any such government benefits reasonably available to it.  Moreover, the Company will continue to monitor developments in that area as new government initiatives are passed.

NOTE 14:          SUBSEQUENT EVENTS – SALE OF 555 BUILDING

On March 29, 2021, the Company entered into an agreement with Steel K, LLC for the sale of its 555 Building, and on July 26, 2021 the Company closed on the sale of the 555 Building. The sale price was $24,360,000, subject to adjustment for apportionments, adjustments and credits. A portion of the sale proceeds was used to satisfy the existing mortgage debt on the 555 Building, including interest and fees, in the amount of $9,352,719, as well as various costs related to the closing of the transaction. The net proceeds to the Company were approximately $14,000,000. As a result, the Company has classified the carrying value of the building of $16.2 million as Assets held for sale (which was utilized by CVD Materials) as part of current assets at June 30, 2021, which were previously recorded at December 31, 2020 and prior as part of property, plant and equipment on the Company’s consolidated balance sheet.

In addition, the Note related to the 555 Building was classified as part of current liabilities at June 30, 2021, Liabilities Held For Sale in the amount of $9.1 million, which were previously recorded at December 31, 2020 and prior as part of both current and long term debt on the Company’s consolidated balance sheet.

NOTE 14:          SUBSEQUENT EVENTS – SALE OF 555 BUILDING (continued)

Below represents the Proforma Balance Sheet with respect to the July 26, 2021 sale of the 555 Building:

		Proforma		Proforma
	June 30, 2021	Adjustments		June 30, 2021
ASSETS
Current Assets
Cash and cash equivalents	$5,387,896	$13,976,766	(1)	$19,364,662
Accounts receivable, net	1,147,451			1,147,451
Contract assets	1,066,382			1,066,382
Inventories, net	1,297,202			1,297,202
Taxes Receivable	715,599			715,599
Other current assets	460,260	(110,534)	(2)	349,726
Assets held for sale	16,181,368	(16,181,368)	(3)	-

Total Current Assets	26,256,158	(2,315,136)		23,941,022
				-
Property, plant and equipment, net	12,405,495			12,405,495
Intangible assets, net	234,633			234,633
Other assets	23,318			23,318

Total Assets	$38,919,604	$(2,315,136)		$36,604,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$910,731			$910,731
Accrued expenses	1,766,245	(142,255)	(4)	1,623,990
Current maturities of long-term debt	1,915,508			1,915,508
Contract Liabilities	1,001,071			1,001,071
Liabilities held for sale	9,123,151	(9,123,151)	(5)	-

Total Current Liabilities	14,716,706	(9,265,406)		5,451,300

Long-term debt, net of current portion	-			-

Total Liabilities	14,716,706	(9,265,406)		5,451,300

Commitments and contingencies (see note 13)

Stockholders’ Equity:
Common stock - $0.01 par value – 20,000,000 shares authorized; issued and outstanding 6,684,281 at June 30, 2021 and 6,678,698 at December 31, 2020	66,842			66,842
Additional paid-in capital	27,074,079			27,074,079
Retained earnings	(2,938,023)	6,950,270	(6)	4,012,247
Total Stockholders’ Equity	24,202,898	6,950,270		31,153,168

Total Liabilities and Stockholders’ Equity	$38,919,604	$(2,315,136)		$36,604,468

NOTE 14:          SUBSEQUENT EVENTS – SALE OF 555 BUILDING (continued)

Footnotes to the above Proforma Balance Sheet.

(1)	Net proceeds from sale of building, net of full payment of 555 Building mortgage, and related closing fees.
(2)	Receipt of apportionment of prepaid Pilot taxes, and broker fees on rental space at 555 Building.
(3)	Building related assets sold.
(4)	Payment of 555 Building tenant escrow deposit to buyer of 555 Building.
(5)	Mortgage at 555 Building paid off at closing of sale of building.
(6)	Approximate net income from sale of building net of related costs

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

Coronavirus (COVID-19)

We have been actively monitoring the coronavirus ("COVID-19") outbreak and its impact globally.  Our primary focus to this point has been to ensure the health and safety of our employees.  To that end, we have adopted social distancing practices where appropriate, implemented travel restrictions, and have taken actions to ensure that our facilities are cleaned and sanitized regularly.  These are novel and challenging times and the magnitude of this crisis is requiring us to consider all options to promote the safety of employees, including, where appropriate, or where required to comply with foreign, national, state or local governmental authority recommendations, guidelines, and/or mandates, the temporary suspension of work at certain of our locations and production facilities to protect employees and curb the spread of the coronavirus.  All of these actions have adversely impacted our operating results.  In particular, the aerospace sector, for which we rely on for a significant part of our business, has been faced with significant reductions to its business due to lack of air travel. Due to the timing of the COVID-19 outbreak, our new order levels during the year ended December 31, 2020 and into the first quarter of 2021 have seen substantial reductions, while new orders in the second quarter of 2021 where substantially higher at approximately $6.0 million, and which have materially and adversely affected revenues commencing in our second quarter of 2020. While the financial results for the Company’s first quarter of 2020 reflected the initial impact of COVID-19, and the year ended December 31, 2020 and the six months ended June 30 2021 reflected a substantial adverse effect, we are unable to predict the extent of the impact the pandemic will have on our financial position and operating results for the remainder of 2021 due to numerous uncertainties (including the impact of the COVID Delta variant), but the impact could be material during any future period affected either directly or indirectly by this pandemic.  The longer-term impacts from the outbreak are highly uncertain and cannot be predicted.

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

In order to address this sales volatility, we have attempted to diversify and expand our business into providing material products and services. This strategy included the development of our capabilities to provide materials coatings and surface treatments for targeted customer / market requirements (the “Material Business”). With this objective in mind, we acquired Tantaline in December 2016 and MesoScribe in October 2017. In order to facilitate these new lines of businesses, we purchased a building to house both operating subsidiaries for $13,850,000. This 180,000 square foot building (the “555 Building”) was planned to house the Material Business in the United States and provide adequate space for the anticipated growth of these businesses. In addition, we also maintain a 130,000 square foot building (the “355 Building”), which houses the equipment products portion of our business as well as our corporate headquarters.

We invested approximately $1.6 million, $2.7 million and $2.5 million during 2020, 2019 and 2018, respectively, in building improvements, machinery, and other expenses related primarily to the Materials Business.

The projected growth of the Materials Business has not met expectations. Although we have made substantial investments in facilities, equipment and acquisitions in furtherance of our strategy, the foregoing has proven to be a significant drain on our finances and our liquidity. Since 2018 revenues for the Materials Business have been $1,700,000 in 2018, $1,600,000 in 2019 and $2,300,000 in 2020, with operating losses, exclusive of a $3.6 million impairment charge, recorded in all years for a total loss of $2.5 million. These cumulative results are due to operating losses from the Tantaline operations offset by operating profits of $.5 million from the MesoScribe operations. In the six months ended June 30, 2021 the Materials Business had revenue of $1.7 million and operating income of $.4 million. The operating income was due to operating income from the Tantaline and Mesoscribe operations.

Furthermore, our overall revenues have declined from $41.1 million in 2017 to $16.9 million in 2020. Cumulative operating losses, exclusive of a $3.6 million impairment charge, for the last three years (2018-2020) totaled ($14.5 million), which are comprised of 2018 ($5.3 million), 2019 ($5.0 million) and 2020 ($4.2 million). As a result of these continuing losses, and the investments in the Materials Business, our cash balances have declined from $21.7 million at December 31, 2016 to $7.7 million as of December 31, 2020 and $5.4 million at June 30, 2021, and liquidity has been strained. Contributing to and compounding this decline, is the negative effect the COVID-19 crisis has had on the aerospace industry, which resulted from reduced travel and reduction of industry gas turbine engine sales. Aerospace sales in recent years have represented as much as 60% of our total revenue.

Our mortgage debt on the 355 Building and 555 Building, respectively, was $1.9 million and $9.1 million, at June 30 2021. The 355 Building mortgage debt matures in March 2022, while the 555 Building mortgage debt was satisfied in full on July 26, 2021 as a result of the sale of that building (see below for details on the sale).

In January 2021, our Board of Directors concluded that we needed a change in direction and new leadership to evaluate our business strategy and operations, and take timely actions to halt and reverse the declines of the past few years. As such, they appointed Emmanuel Lakios as President and Chief Executive Officer (previously our Vice-President- Sales and Marketing). We began an intensive analysis of our entire business and operations including the Materials Business. Based upon that analysis we believe our primary focus should be on the core equipment business and that the Materials Business strategy should be revised, with some of its current elements potentially minimized or ceased.  Based upon this analysis, we are forecasting continued losses and negative cash flow for our Tantaline product line and as a consequence, we have implemented plans to eliminate further investment in our Tantaline product line, which will result in the avoidance of approximately $1.5-$2.0 million in additional costs. In addition, we recorded an impairment charge of $3.6 million during the fourth quarter and year ended December 31, 2020. Based upon certain decisions and actions currently being reviewed, there may be additional costs to be incurred, inclusive of employee related and lease termination costs estimated at approximately $400,000.

In order to increase our liquidity and provide necessary working capital to support our on-going business and operations, we decided to sell the 555 Building in February 2021. We determined the 555 Building was not needed for present or future business operations and that any remaining elements of the Materials Business could be consolidated into the 355 Building, which we believe can accommodate any needs for our growth for the foreseeable future. In April 2021, we completed the move of our Tantaline product line to the 355 Building, while the MesoScribe consolidation into the 355 Building was initiated. All functions of the Tantaline product line have been consolidated into the Denmark office and the United States expenses related to Tantaline have ceased.

On March 29, 2021, we entered into an agreement with Steel K, LLC for the sale of our 555 Building, and on July 26, 2021, we closed on the sale of the 555 Building. The sale price was $24,360,000, subject to adjustment for apportionments, adjustments and credits. A portion of the sale proceeds was used to satisfy the existing mortgage debt on the 555 Building, including interest and fees, in the amount of $9,352,719, as well as various costs related to the closing of the transaction. The net proceeds to the Company were approximately $14,000,000.

Statement of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$4,034,408	$3,718,884	$7,400,268	$9,755,244

Cost of revenue	3,188,746	3,117,369	6,236,026	7,218,205

Gross profit	845,662	601,515	1,164,242	2,537,039
Gross Profit %	20.9%	16.2%	15.7%	26.0%

Operating expenses
Research and development	128,512	96,108	228,944	209,936
Selling and shipping	217,976	131,263	353,731	297,040
General and administrative	1,582,098	1,506,398	3,283,278	3,054,156

Total operating expenses	1,928,586	1,733,769	3,865,953	3,561,132

Operating loss	(1,082,924)	(1,132,254)	(2,701,711)	(1,024,093)

Other income (expense):
Interest income	403	5,478	1,626	30,380
Interest expense	(107,000)	(114,484)	(214,221)	(230,522)
Gain on debt extinguishment	2,443,418	-	2,443,418	-
Other Income	217,592	107,880	436,827	218,688
Total other income (loss), net	2,554,413	(1,126)	2,667,650	18,546

Income (loss) before income tax	1,471,489	(1,133,380)	(34,061)	(1,005,547)

Income tax expense (benefit)	1,064	1,049	1,064	(1,529,596)

Net income (loss)	$1,470,425	$(1,134,429)	$(35,125)	$524,049

Three Months Ended June 30, 2021 vs. June 30, 2020

Revenue

Our revenue for the three months ended June 30, 2021 was $4.0 million compared to $3.7 million for the three months ended June 30, 2020, an increase of $.3 million or 8.5%. Despite achieving this modest sales increase, overall sales levels continue to be negatively affected. This is primarily attributable to the impacts of COVID-19 which significantly reduced the Company’s orders commencing in the first quarter of 2020, for the year ended December 31, 2020 and into the first quarter of 2021, which in turn significantly decreased our revenues in the subsequent quarters. The increase in revenue for the three months ended June 30, 2021 versus the prior year’s period was primarily attributable to increased revenue of $.7 million from our CVD Materials segment, $.1 million from our SDC segment, offset, in part by, decreased revenue of $.5 million from the CVD Equipment segment related to spare parts and equipment sales. New orders for the quarter ended June 30, 2021 were approximately $6.0 million as compared to $3.8 million in the prior quarter ended March 31, 2021 and $1.9 million in the quarter ended June 30, 2020.

The revenue contributed by the CVD Equipment segment for the three months ended June 30, 2021 was $1.8 million, which totaled 45.0% of our overall revenue, and was (20.9%) or ($.5 million) lower than the segment’s $2.3 million contribution made in the three months ended June 30, 2020, which totaled 61.3% of our overall revenue. This revenue decrease is the result of an increase of $.4 million from equipment sales and a decrease of ($.9) million from spare parts sales impacted by the slow down in aerospace demand due to COVID-19.

Revenue for our SDC segment was $1.1 million for the three months ended June 30, 2021 as compared to $1.0 million for the three months ended June 30, 2020, an increase of $.1 million.

Revenues for our CVD Materials segment were $1.1 million for the three months ended June 30, 2021 as compared to $.4 million for the three months ended June 30, 2020. This increase of $.7 million was primarily the result of increased Tantaline® related revenue of $.6 million related to our Denmark operations increased order rates compared to the same period last year.

Gross Profit

Gross profit for the three months ended June 30, 2021 amounted to $.8 million, with a gross profit margin of 20.9%, as compared to a gross profit of $.6 million and a gross profit margin of 16.2% for the three months ended June 30, 2020. The increase in gross profit and gross profit margin was primarily the result of improved manufacturing efficiencies, and to a lesser extent, leveraging fixed costs on higher sales levels, offset in part by reduced employee payroll and related costs commencing during the three months ended June 30, 2020 as a result of the COVID-19 mandates imposed.

Research and Development, Selling and General and Administrative Expenses

Research and Development

Due to the technical development required on our custom orders, our research and development team and their expenses are charged to costs of goods sold when they are working directly on a customer project. When they are not working on a customer project, they work in our Application Laboratory and their costs are charged to research and development. For the three months ended June 30, 2021 and 2020, our research and development expenses totaled $128,000 and $96,000, respectively, an increase of $32,000.

Selling

Selling expenses were $218,000 or 5.4% of the revenue for the three months ended June 30, 2021 as compared to $131,000 or 3.5% of the revenue for the three months ended June 30, 2020. The increase in 2021 was primarily the result of the impact of reduced employee and employee related costs, during the three months ended June 30, 2020, due to the COVID-19 related mandates, while with our return to operating normalcy, we expanded our focus in customer account engagement in 2021 with increased personnel and travel related costs.

General and Administrative

General and administrative expenses for the three months ended June 30, 2021 were $1.6 million or 39.2% of revenue as compared to $1.5 million or 40.5% of revenue for the three months ended June 30, 2020, an increase of $.1 million. The increase in these expenses is primarily due to costs to vacate the 555 Building and prepare the 355 Building for the consolidation of operations in the amount of $232,000, related to personnel costs and outside services, and the result of increased legal costs of $152,000, of which $27,000 related to the preparation of the sale of the 555 Building, and the balance was related to general corporate governance, employee related matters and intellectual property, offset, in part by, recovery of bad debts of $185,000 and less depreciation primarily due to the 555 Building in the amount of $140,000.

Operating loss

As a result of increased sales and the resultant increased gross profit margins of $.2 million, offset by higher operating expenses of $.2 million, our operating loss was $1.1 million in the three months ended June 30 2021, compared with an operating loss of $1.1 million in the three months ended June 30, 2020.

Other income (expenses)

Other income (expenses) were $2,554,000 and ($1,000) for the three months ended June 30, 2021 and 2020, respectively. Gain on debt extinguishment was $2,443,000 and $0 for the three months ended June 30, 2021 and 2020, respectively, the result of forgiveness of debt income from the Company’s PPP loan in the amount of $2,443,000 in the three months ended June 30, 2021. Other income from subleasing a portion of our 555 Building was $218,000 and $108,000 in the three months ended June 30, 2021 and 2020, respectively. The increase of $110,000 was the result of higher rent due to increased occupancy in 2021. As a result of lower interest rates and lower cash balances, interest income decreased $5,000, to $0 for the three months ended June 30, 2021 as compared to $5,000 in 2020. In addition, Interest expense related to the Company’s mortgages decreased $8,000 to $107,000 in the three months ended June 30, 2021, as compared to $115,000 in 2020.

Income Taxes

For the three months ended June 30, 2021 and 2020, respectively, there was income tax expense of $1,000 related to minimum state taxes. We continue to evaluate for potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, cost containment measures and other factors.

Net (loss) income

As a result of the foregoing factors, including the effect of recognizing $2.4 million in forgiveness of debt income related to the Company’s PPP Loan, we reported a net income of $1.5 million, or $0.22 per basic and diluted share, for the three months ended June 30, 2021, as compared to a net loss of ($1.1) million, or ($0.17) per basic and diluted share for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 vs. June 30, 2020

Revenue

Our revenue for the six months ended June 30, 2021 was $7.4 million as compared to $9.8 million for the six months ended June 30, 2020, a decrease of $2.4 million or 24.1%. This revenue reduction is primarily attributable to the impacts of COVID-19 which significantly reduced the Company’s order levels commencing in the first quarter of 2020, for the year ended December 31, 2020 and into the first quarter of 2021, (while new orders in the second quarter of 2021 where substantially higher at approximately $6.0 million). This in turn significantly decreased our revenues in the subsequent quarters. The decrease was primarily attributable to decreased revenue of $2.6 million from our CVD Equipment segment related to spare parts and equipment sales and $.8 million decrease in our SDC segment, offset, in part by, an increase of $1.0 million in our CVD Materials segment.

The revenue contributed for the six months ended June 30, 2021 by the CVD Equipment segment was $3.8 million, which totaled 51.5% of our overall revenue, was (40.2%) or ($2.6 million) lower than the segment’s $6.4 million contribution made in the six months ended June 30, 2020, which totaled 65.4% of our overall revenue. This net revenue reduction is the result of a decrease of $2.8 million from spare part sales impacted by the slow down in aerospace demand due to COVID-19, offset, in part by, an increase of $.2 million from equipment sales.

Revenue for our SDC segment was $1.9 million for the six months ended June 30, 2021 as compared to $2.7 million for the six months ended June 30, 2020, a decrease of $.8 million, primarily the result of the revenue from one large order completed in the six months ended June 30, 2020.

Revenues for our CVD Materials segment were $1.7 million for the six months ended June 30, 2021 as compared to $.7 million for the six months ended June 30, 2020. This increase of $1.0 million was the result of increased Tantaline® related revenue of $.7 million, primarily from the Company’s Denmark operations, and increased MesoScribe product revenue of $.3 million, both the result of improvement in new order rates.

Gross Profit

Gross profit for the six months ended June 30, 2021 amounted to $1.2 million, with a gross profit margin of 15.7%, as compared to a gross profit of $2.5 million and a gross profit margin of 26.0% for the six months ended June 30, 2020. The reduction in gross profit and gross profit margin, was primarily the result of the impact of $2.3 million in decreased sales as a result of the impact of COVID-19, and the impact of fixed costs and payroll to support higher sales levels, offset in part by reduced employee payroll and related costs commencing in the six months ended June 30, 2020 as a result of the COVID-19 mandates imposed.

Research and Development, Selling and General and Administrative Expenses

Research and Development

Due to the technical development required on our custom orders, our research and development team and their expenses are charged to costs of goods sold when they are working directly on a customer project. When they are not working on a customer project, they work in our Application Laboratory and their costs are charged to research and development. For the six months ended June 30, 2021 and 2020, our research and development expenses totaled $229,000 and $210,000, respectively, an increase of $19,000.

Selling

Selling expenses were $354,000 or 4.8% of the revenue for the six months ended June 30, 2021 as compared to $297,000 or 3.0% of the revenue for the six months ended June 30, 2020. The increase in 2021 was primarily the result of the impact of reduced employee and employee related costs, during the six months ended June 30, 2020, due to the COVID-19 related mandates, while with our return to operating normalcy, we expanded our focus in customer account engagement in 2021 with increased personnel and travel related costs.

General and Administrative

General and administrative expenses for the six months ended June 30, 2021 were $3.3 million or 44.4% of revenue compared to $3.1 million or 31.3% of revenue for the six months ended June 30, 2020, an increase of $.2 million. The increase in these expenses is primarily due to costs to vacate the 555 Building and prepare the 355 Building for the consolidation of operations in the amount of $232,000, related to personnel costs and outside services, and the result of increased legal costs of $425,000, of which $100,000 related to the preparation of the sale of the 555 Building, and the balance was related to general corporate governance, employee related matters and intellectual property. This was, offset, in part by, recovery of bad debts of $185,000 and less depreciation primarily due to the 555 Building in the amount of $201,000.

Operating loss

As a result of substantially lower sales and the resultant reduction in gross profit margins and increased general and administrative expenses, our operating loss was $2.7 million in the six months ended June 30, 2021, compared with an operating loss of $1.0 million in the six months ended June 30, 2020.

Other income (expenses)

Other income (expenses) were $2,668,000 and $19,000 for the six months ended June 30, 2021 and 2020, respectively. Gain on debt extinguishment was $2,443,000 and $0 for the six months ended June 30, 2021 and 2020, respectively, the result of forgiveness of debt income from the Company’s PPP loan in the amount of $2,443,000 in the six months ended June 30, 2021. Other income from subleasing a portion of our 555 Building was $437,000 and $219,000 in the six months ended June 30, 2021 and 2020, respectively. The increase of $218,000 was the result of higher rent due to increased occupancy in 2021. As a result of lower interest rates and lower cash balances, interest income decreased $28,000, to $2,000 for the six months ended June 30, 2021 as compared to $30,000 in 2020. In addition, interest expense related to our mortgages decreased $17,000 to $214,000 for the six months ended June 30, 2021, as compared to $231,000 in 2020.

Income Taxes

For the six months ended June 30, 2021, there was $1,000 income tax expense related to minimum state taxes, as compared to an income tax benefit of $1.5 million for the six months ended June 30, 2020. On March 27, 2020, the CARES Act was enacted by the United States Congress. As a result of the enactment of the CARES Act, net operating losses (“NOL’s”) generated in 2018-2020 can now be carried back for five years and resulted in the Company recognizing approximately $1.5 million of a tax receivable. We continue to evaluate for potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, cost containment measures and other factors.

Net (loss) income

As a result of the foregoing factors, including the effect of recognizing $2.4 million in forgiveness of debt income related to the Company’s PPP Loan, we reported a net loss of ($35,000), or ($0.01) per basic and diluted share, for the six months ended June 30, 2021, as compared to a net income of $524,000 (which included the $1.5 million tax benefit as noted above), or $0.08 per basic and diluted share for the six months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had aggregate working capital of $11.5 million compared to aggregate working capital of $8.1 million at December 31, 2020. Our cash and cash equivalents at June 30, 2021 and December 31, 2020 were $5.4 million and $7.7 million, respectively.

Net cash used in operating activities was $1.9 million. This is the result of a net loss, adjusted for non-cash items, of $2.0 million, increased inventory of $.2 million and increased contract assets of $.6 million, offset, in part by, increased accrued expenses of $.4 million, increased contract liabilities of $.2 million, decreased other assets of $.2 million and a $.1 million increase in accounts payable.

Long term debt during the period decreased by $.3 million from principal payments on the mortgages related to our two facilities in Central Islip, NY.

Capital expenditures were $118,000 in the six months ended June 30, 2021 related primarily to improvements to the 355 Building related to moving the Company’s operations from the 555 Building facility.

We have a loan agreement with HSBC USA, N.A. (the “HSBC”) which is secured by a mortgage on our Central Islip headquarters at 355 South Technology Drive. The loan is payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity in March 2022. The balances as of June 30, 2021 and December 31, 2020 were approximately $1.9 million and $2.1 million respectively. Interest accrues on the loan, at our option, at the variable rate of LIBOR plus 1.75% or Prime less 0.5% (1.82% and 1.89% at June 30, 2021 and December 31, 2020, respectively).

On November 30, 2017, we purchased the 555 Building which was intended to house our Materials Business. The purchase price of the land and the building was $13,850,000 exclusive of closing costs.

As part of the acquisition, our newly formed wholly-owned subsidiary, 555 N Research Corporation (the” Assignee”) and the Islip IDA, entered into a Fee and Leasehold Mortgage and Security Agreement (the ”Loan”) with HSBC in the amount of $10,387,500, which was used to finance a portion of the purchase price to acquire the premises located at the 555 Building. The Loan was evidenced by the certain note, dated November 30, 2017 (the ”Note”), by and between Assignee and the Bank, and secured by a certain Fee and Leasehold Mortgage and Security Agreement, dated November 30, 2017 (the “Mortgage”), as well as a collateral Assignment of Leases and Rents (“Assignment of Leases”).

The Note was payable in 60 consecutive equal monthly installments of $62,481, including interest. The outstanding balances as of June 30, 2021 and December 31, 2020 were approximately $9.1 million and $9.3 million respectively. The Note bore interest for each Interest Period (as defined in the Note), at the fixed rate of 3.9148%. The maturity date for the Note was to be in December 2022, however on July 26, 2021, the Company closed on the sale of its 555 Building and satisfied this Mortgage in full. As of June 30, 2021, the full amount of this Note is recorded as Liabilities Held For Sale. The sale price was $24,360,000, subject to adjustment for apportionments, adjustments and credits. A portion of the sale proceeds was used to satisfy the existing mortgage debt on the 555 Building, including interest and fees, in the amount of $9,352,719, as well as various costs related to the closing of the transaction. The net proceeds to the Company were approximately $14,000,000.

On August 5, 2019, we entered into a Mortgage Modification Agreement which replaced the former covenant with a Minimum Liquid Assets (“MLC”) covenant, and on October 22, 2020, we entered into a Second Mortgage Modification Agreement modifying certain MLC balances. We were in compliance with our financial covenant under the mortgage at June 30, 2021.

Due to the effects of the COVID-19 pandemic, on April 21, 2020, we entered into a loan agreement (the “Loan Agreement”) with HSBC Bank USA, National Association pursuant to which we were granted a loan in the principal amount of $2,415,970, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted by the United States Congress on March 27, 2020.

The PPP loan, the obligation of which is represented by a note issued by us, was to mature on April 21, 2022 and bore interest at a rate of 1% per annum. The note may be prepaid at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, all or a portion of the Loan may be forgiven, based upon payments made in the first twenty-four weeks following receipt of the proceeds, related to payroll costs, continue group health care benefits, utilities and mortgage interest on other debt obligations incurred before February 15, 2020. The Company has filed an application for forgiveness in April 2021 and on June 14, 2021 the Company received a notification from its lender that on June 10, 2021 the SBA approved the Company’s PPP Loan forgiveness application and remitted payment to the lender for the entire principal amount of the PPP Loan and accrued interest. As a result, the Company has recognized in the three and six months ended June 30, 2021 forgiveness of debt income in the amount of $2,443,418.

As a result of the March 27, 2020 CARES Act enactment allowing the carryback of NOL’s five years, we recognized a $1.5 million tax benefit. We have collected $.8 million in the year ended December 31, 2020, and as of June 30, 2021 there remains a receivable in the amount of $.7 million.

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

CVD EQUIPMENT CORPORATION

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

10.1	Employment Agreement, dated June 1, 2021, by and between Emmanuel Lakios, the Company’s President and Chief Executive Officer, and the Company. *

10.2	Employment Agreement, dated June 1, 2021, by and between Thomas McNeill, the Company’s Executive Vice President and Chief Financial Officer, and the Company. *

31.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated August 16, 2021

31.2*	Certification of Thomas McNeill, Chief Financial Officer, dated August 16, 2021

32.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated August 16, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Thomas McNeill, Chief Financial Officer, dated August 16, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Inline XBRL Instance.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL**	Inline XBRL Taxonomy Extension Calculation.

101.DEF**	Inline XBRL Taxonomy Extension Definition.

101.LAB**	Inline XBRL Taxonomy Extension Labels.

101.PRE**	Inline XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of August 2021.

CVD EQUIPMENT CORPORATION

By:	/s/ Emmanuel Lakios
Emmanuel Lakios
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Thomas McNeill
Thomas McNeill
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

10.1	Employment Agreement, dated June 1, 2021, by and between Emmanuel Lakios, the Company’s President and Chief Executive Officer, and the Company. *

10.2	Employment Agreement, dated June 1, 2021, by and between Thomas McNeill, the Company’s Executive Vice President and Chief Financial Officer, and the Company. *

31.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated August 16, 2021

31.2*	Certification of Thomas McNeill, Chief Financial Officer, dated August 16, 2021

32.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated August 16, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Thomas McNeill, Chief Financial Officer, dated August 16, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Inline XBRL Instance.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL**	Inline XBRL Taxonomy Extension Calculation.

101.DEF**	Inline XBRL Taxonomy Extension Definition.

101.LAB**	Inline XBRL Taxonomy Extension Labels.

101.PRE**	Inline XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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