Form 10-Q
period 2021-09-30
CVD EQUIPMENT CORP
filed 2021-11-15
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,687,438 shares of Common Stock, $0.01 par value at November 8, 2021.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2021	December 31, 2020
ASSETS
Current Assets
Cash and cash equivalents	$17,446,404	$7,699,335
Accounts receivable, net	1,891,913	1,047,728
Contract assets	1,628,168	494,281
Inventories, net	1,465,744	1,123,839
Taxes Receivable	715,599	715,599
Other current assets	207,841	709,175

Total Current Assets	23,355,669	11,789,957

Property, plant and equipment, net	12,368,838	28,843,563
Intangible assets, net	209,851	288,657
Other assets	23,318	13,748
Total Assets	$35,957,676	$40,935,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$854,159	$817,933
Accrued expenses	1,476,871	1,409,039
Current maturities of long-term debt	1,840,508	690,667
Contract Liabilities	1,504,345	786,657
Total Current Liabilities	5,675,883	3,704,296

Long-term debt, net of current portion	-	13,106,057

Total Liabilities	5,675,883	16,810,353

Commitments and contingencies (see note 12)

Stockholders’ Equity:
Common stock - $0.01 par value – 20,000,000 shares authorized; issued and outstanding 6,687,438 at September 30, 2021 and 6,678,698 at December 31, 2020	66,874	66,786
Additional paid-in capital	27,179,538	26,961,684
Retained earnings (accumulated deficit)	3,035,381	(2,902,898)
Total Stockholders’ Equity	30,281,793	24,125,572

Total Liabilities and Stockholders’ Equity	$35,957,676	$40,935,925

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$4,329,459	$3,993,204	$11,729,727	$13,748,448

Cost of revenue	3,595,244	3,557,413	9,831,270	10,775,618

Gross profit	734,215	435,791	1,898,457	2,972,830

Operating expenses
Research and development	138,064	90,227	367,008	300,162
Selling and shipping	220,745	142,306	574,476	439,346
General and administrative	1,297,730	1,595,911	4,581,008	4,650,067

Total operating expenses	1,656,539	1,828,444	5,522,492	5,389,575

Operating loss	(922,324)	(1,392,653)	(3,624,035)	(2,416,745)

Other income (expense):
Interest income	1,776	30,348	3,402	60,728
Interest expense	(35,973)	(104,041)	(250,194)	(336,107)
Gain on Sale of Building	6,894,109	-	6,894,109	-
Gain on Debt Extinguishment	-	-	2,443,418	-
Other Income	63,143	174,705	499,970	394,938
Total other income, net	6,923,055	101,012	9,590,705	119,559

Income (loss) before income tax	6,000,731	(1,291,641)	5,966,670	(2,297,186)

Income tax expense (benefit)	27,327	-	28,391	(1,529,595)

Net income (loss)	$5,973,404	$(1,291,641)	$5,938,279	$(767,591)

Basic income (loss) per common share	$0.89	$(0.19)	$0.89	$(0.12)
Diluted income (loss) per common share	$0.89	$(0.19)	$0.89	$(0.12)

Weighted average common shares
Outstanding-basic	6,685,599	6,640,228	6,683,407	6,633,694

Weighted average common shares
Outstanding-diluted	6,707,883	6,640,228	6,691,813	6,633,694

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three months ended September 30, 2021 and 2020
	Common stock
	Shares	Par Value	Additional paid-in Capital	Retained Earnings/ (Accumulated deficit)	Total

Balance at July 1, 2021	6,684,281	$66,842	$27,074,079	$(2,938,023)	$24,202,898
Net income	-	-	-	5,973,404	5,973,404
Share-Based Compensation	3,157	32	105,459	-	105,491
Balance at September 30, 2021	6,687,438	$66,874	$27,179,538	$3,035,381	$30,281,793

Balance at July 1, 2020	6,639,685	$66,396	$26,860,747	$3,696,104	30,623,247
Net loss	-	-	-	(1,291,641)	(1,291,641)
Share-Based Compensation	1,250	13	58,749	-	58,762
Balance at September 30, 2020	6,640,935	$66,409	$26,919,496	$2,404,463	$29,390,368

Nine months ended September 30, 2021 and 2020
	Common stock
	Shares	Par Value	Additional paid-in Capital	Retained Earnings/ (Accumulated deficit)	Total

Balance at January 1, 2021	6,678,698	$66,786	$26,961,684	$(2,902,898)	$24,125,572
Net income	-	-	-	5,938,279	5,938,279
Share-Based Compensation	8,740	88	217,854	-	217,942
Balance at September 30, 2021	6,687,438	$66,874	$27,179,538	$3,035,381	$30,281,793

Balance at January 1, 2020	6,623,793	$66,237	$26,719,554	$3,172,054	$29,957,845
Net loss	-	-	-	(767,591)	(767,591)
Share-Based Compensation	17,142	172	199,942	-	200,114
Balance at September 30, 2020	6,640,935	$66,409	$26,919,496	$2,404,463	$29,390,368

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$5,938,279	$(767,591)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities
Gain on sale of building	(6,894,109)	-
Gain on Debt Extinguishment	(2,443,418)	-
Stock-based compensation	217,942	200,114
Depreciation and amortization	585,082	1,023,757
Bad debt expense	-	120,160
(Increase)/decrease in operating assets
Accounts receivable	(844,185)	752,463
Contract assets	(1,133,887)	(480,889)
Inventories	(341,905)	264,978
Tax receivable	-	(713,027)
Other current assets	491,764	315,649
Increase/(decrease) in operating liabilities
Accounts payable	36,226	(94,994)
Accrued expenses	95,281	(397,546)
Contract liabilities	717,688	(1,411,578)

Total adjustments	(9,513,521)	(420,913)
Net cash used in operating activities	(3,575,242)	(1,188,504)

Cash flows from investing activities:
Net proceeds from sale of building	23,075,477	-
Capital expenditures	(212,920)	(1,202,899)
Net cash provided by (used in) investing activities	22,862,557	(1,202,899)

Cash flows from financing activities
Proceeds from Payroll Protection Plan Loan	-	2,415,970
Payments of long-term debt	(9,540,246)	(501,323)
Net cash (used in) provided by financing activities	(9,540,246)	1,914,647

Net increase (decrease) in cash and cash equivalents	9,747,069	(476,756)

Cash and cash equivalents at beginning of period	7,699,335	8,664,253

Cash and cash equivalents at end of period	$17,446,404	$8,187,497

Supplemental disclosure of cash flow information:
Income taxes paid	$28,391	$-
Interest paid	$250,194	$336,107

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1:

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that can be expected for the year ending December 31, 2021.

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

BUSINESS DEVELOPMENTS

In January 2021, the Company’s Board of Directors concluded that a change in the Company’s business strategy and direction was necessary and appointed Emmanuel Lakios as President and Chief Executive Officer (previously our Vice-President- Sales and Marketing) to, among other things, evaluate the Company’s business strategy and operations. Based on this evaluation, due to the continuing losses and significant investments required to continue in the Materials business, the Board concluded that our primary focus should be on the core equipment business and that the Materials Business strategy should be revised, with some of its current element’s potentially minimized or ceased.  Based upon an analysis, including forecasted continued losses and negative cash flows for the Tantaline product line, the Company has implemented plans to eliminate further investment in our Tantaline product line. In addition, we recorded an impairment charge of $3.6 million during the fourth quarter and year ended December 31, 2020, related to Tantaline long lived assets. Further, the Company continues to monitor its costs and has and will continue to take actions to mitigate expenses in the future to align them with anticipated revenue levels.

NOTE 1: (continued)

During February 2021, in order to increase the Company’s liquidity and to provide necessary working capital to support the Company’s on-going business and operations, the Board decided to sell its facility located at 555 North Research Place, Central Islip, NY (the “555 Building”). Management determined the 555 Building was not needed for its on-going business operations and concluded that any remaining elements of the Materials Business could be consolidated into its remaining facility in Central Islip (the “355 Building”), which it believes can accommodate any needs for its growth for the foreseeable future. In April 2021, the Company completed the move of its United States Tantaline equipment to the 355 Building, while the MesoScribe consolidation into the 355 Building was completed during Q3 2021. All functions of the Tantaline product line have been consolidated into the Denmark facility and, the expenses related to Tantaline operations in the United States have ceased.

On March 29, 2021, the Company entered into an agreement with Steel K, LLC for the sale of the 555 Building, and on July 26, 2021 the Company closed on the sale of the 555 Building. The sale price was $24,360,000, subject to adjustment for apportionments, adjustments and credits. A portion of the sale proceeds were used to satisfy the existing mortgage debt on the 555 Building, including interest and fees, in the amount of $9,352,719, as well as various costs related to the closing of the transaction. The Company recognized a gain on the sale of the building in the amount of $6,894,109 and received approximately $14,000,000 in net proceeds (see Note 13).

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

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), which require that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the increase or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. On November 15, 2019, the FASB delayed the effective date for smaller reporting companies. The amendments in this update are now effective for fiscal years beginning after December 15, 2022 and interim periods within those annual periods. Management is currently evaluating the effect of this update on the Company’s consolidated financial statements and currently believes it will not have a material impact.

NOTE 2:         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Standards (continued)

The Company believes there is no additional new accounting guidance adopted, but not yet effective that is relevant to the readers of its financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

NOTE 3:         CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

The Company had cash and cash equivalents of $17.4 million and $7.7 million at September 30, 2021 and December 31, 2020, respectively. The Company invests excess cash in U.S. treasury bills, certificates of deposit or money market accounts, all with original maturities of less than three months. Cash equivalents were $7.0 million at September 30, 2021 and December 31, 2020, respectively.

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at September 30, 2021 and December 31, 2020 was $9,294,000 and $5,822,000, respectively.

Sales concentration

Revenue from a single customer in any one period can exceed 10% of our total revenues. During the three months ended September 30, 2021, two customers exceeded 10% of revenues, representing 15.6% and 11.8% of revenues, and during the nine months ended September 30, 2021 two customers exceeded 10%, representing 12.0% and 11.7% of revenues. During the three months ended September 30, 2020, two customers exceeded 10%, representing 13.5% and 12.5% of revenues, and during the nine months ended September 30, 2020, three customers exceeded 10% of revenues, representing 21.0%, 12.8% and 12.0% of revenues.

Accounts receivable

The Company sells products and services to various companies across several industries in the ordinary course of business. The Company performs ongoing credit evaluations to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience, evaluation of their credit history and review of the invoicing terms of the contract to determine the financial strength of its customers. The Company also maintains allowances for anticipated losses. At September 30, 2021, one customer exceeded 10% of the accounts receivable balance representing 28.7%, and at December 31, 2020 two customers exceeded 10% of the accounts receivable balance, representing 35.0% of the accounts receivable balance.

NOTE 4:         REVENUE DISAGGREGATION

The following table represents a disaggregation of revenue for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Month's Ending September 30, 2021

	Over time	Point in time	Total
Aerospace	$-	$574	$574
Industrial	$1,551	$1,205	$2,756
Research	$612	$388	$1,000
Total	$2,163	$2,167	$4,330

	Three Month's Ending September 30, 2020

	Over time	Point in time	Total
Aerospace	$181	$1,252	$1,433
Industrial	$322	$1,346	$1,668
Research	$582	$310	$892
Total	$1,085	$2,908	$3,993

	Nine Month's Ending September 30, 2021

	Over time	Point in time	Total
Aerospace	$386	$1,677	$2,063
Industrial	$4,147	$3,173	$7,320
Research	$1,164	$1,183	$2,347
Total	$5,697	$6,033	$11,730

	Nine Month's Ending September 30, 2020

	Over time	Point in time	Total
Aerospace	$1,480	$5,136	$6,616
Industrial	$708	$2,830	$3,538
Research	$1,671	$1,923	$3,594
Total	$3,859	$9,889	$13,748

NOTE 4:         REVENUE DISAGGREGATION (continued)

The Company has unrecognized contract revenue of approximately $5.7 million at September 30, 2021, which it expects to recognize as revenue within the next twelve months.

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

During the nine months ended September 30, 2021 and 2020, the increase in contract assets of approximately $1.1 million and $.5 million, respectively, was the result of work performed in excess of billings which are based upon project milestones.

Contract assets and contract liabilities on input method type contracts in progress are summarized as follows:

2021
Costs incurred on contracts in progress	$5,762,058
Estimated earnings	3,868,499
9,630,557
Billings to date	(9,168,780)
$461,777
Deferred revenue related to non-systems contracts	(337,954)
123,823
Included in accompanying balance sheets
Under the following captions:
Contract assets	$1,628,168
Contract liabilities	$(1,504,345)

NOTE 5:          INVENTORIES, NET

Inventories consist of:
	September 30, 2021	December 31, 2020

Raw materials	$1,168,237	$928,221
Work-in-process	297,507	195,618
Inventories	$1,465,744	$1,123,839

NOTE 6:         ACCOUNTS RECEIVABLE, NET

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $59,000 and $164,000 as of September 30, 2021 and December 31, 2020, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

NOTE 7:         LONG-TERM DEBT

The Company has a loan agreement with HSBC which is secured by a mortgage against its Central Islip, NY headquarters. The loan is payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity in March 2022. The balances as of September 30, 2021 and December 31, 2020 were approximately $1.8 million and $2.1 million respectively. Interest accrues on the loan, at our option, at the variable rate of LIBOR plus 1.75% or Prime less 0.5% (1.85% and 1.89% at September 30, 2021 and December 31, 2020, respectively). The Company is in compliance with its financial covenant under the mortgage at September 30, 2021.

On November 30, 2017, the Company purchased the premises located at 555 North Research Place, Central Islip, NY (the “555 Building”). The purchase price of the building was $13,850,000 exclusive of closing costs. The Company’s wholly-owned subsidiary, 555 N Research Corporation (the “Assignee”) and the Islip IDA, entered into a Fee and Leasehold Mortgage and Security Agreement (the “Loan”) with HSBC in the amount of $10,387,500, which was used to finance a portion of the purchase price to acquire the premises located at 555 North Research Place, Central Islip, New York. On July 26, 2021, the Company closed on the sale of the 555 Building and satisfied the loan. (see Note 13)

NOTE 7:         LONG-TERM DEBT (continued)

On April 21, 2020, the Company entered into a loan agreement (the “Loan Agreement”) with HSBC Bank USA, National Association pursuant to which the Company was granted a loan in the principal amount of $2,415,970, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted by the United States Congress on March 27, 2020.

The PPP loan, the obligation of which is represented by a note issued by the Company, was to mature on April 21, 2022 and bore interest at a rate of 1% per annum. The note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, all or a portion of the Loan may be forgiven, based upon payments made in the first twenty-four weeks following receipt of the proceeds, related to payroll costs, continue group health care benefits, utilities and mortgage interest on other debt obligations incurred before February 15, 2020. The Company filed an application for forgiveness in April 2021 and on June 14, 2021 the Company received a notification from its lender that on June 10, 2021 the SBA approved the Company’s PPP Loan forgiveness application and remitted payment to the lender for the entire principal amount of the PPP Loan and accrued interest. As a result, the Company has recognized in the nine months ended September 30, 2021 Gain on Debt Extinguishment in the amount of $2,443,418.

NOTE 8:         STOCK-BASED COMPENSATION EXPENSE

The Company recorded, as part of general and administrative expense, $81,000 and $193,000 during the three and nine months ended September 30, 2021, respectively, and during the three and nine months ended September 30, 2020, $65,000 and $206,000, respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments.

NOTE 8:         STOCK-BASED COMPENSATION EXPENSE (continued)

A summary of the stock option activity related to the 2001 Stock Option Plans, the 2007 Share Incentive Plan and the 2016 Share Incentive Plan for the period from January 1, 2021 through September 30, 2021 are as follows:

2001 Non-Qualified Stock Option Plan
	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Number of shares	7,000	-	-	(7,000)	-	-
Weighted average exercise price per share	$7.90	-	-	$7.90	-	-

2007 Share Incentive Plan
	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Number of shares	345,000	-	-	-	345,000	325,000
Weighted average exercise price per share	$12.33	-	-	-	$12.33	$12.46

2016 Share Incentive Plan
	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Number of shares	65,000	328,500	-	-	393,500	65,000
Weighted average exercise price per share	$5.94	$4.13	-	-	$4.43	$5.94

For the nine months ended September 30, 2021, the Company granted 328,500 stock options, vesting 25% per year over four years, with a ten-year life. The Company determined the fair value of stock options granted during the nine months ended September 30, 2021 is based upon assumptions as provided below.

	June 2021 Grant	3rd quarter 2021 Grant
	150,000 Stock Options	178,500 Stock Options
Stock Price	$4.26	$4.01
Exercise Price	$4.26	$4.01
Dividend yield	0%	0%
Expected volatility	67%	67%
Risk-Free interest rate	1.35%	1.35%
Expected life (in years)	6.00	6.00

NOTE 8:         STOCK-BASED COMPENSATION EXPENSE (continued)

The Company has a total of 738,500 outstanding stock options, of which 390,000 were exercisable under the three plans at September 30, 2021.

The following table summarizes information about the outstanding and exercisable options at September 30, 2021.

			Options Outstanding				Options Exercisable
				Weighted	Weighted			Weighted
				Average	Average			Average
Exercise			Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price Range			Outstanding	Contractual	Price	Value	Exercisable	Price	Value
$4.00	-	7.00	373,500	9.6	$4.13	$149,000	45,000	$5.00	$0
$7.01	-	10.00	20,000	6.6	$8.07	$0	20,000	$8.07	$0
$10.01	-	12.00	220,000	2.1	$10.81	$0	200,000	$10.87	$0
$12.01	-	15.00	125,000	.7	$15.00	$0	125,000	$15.00	$0

No options were exercised during the nine months ended September 30, 2021. As of September 30, 2021, there was $772,000 of unrecognized compensation costs related to stock options expected to be recognized over a weighted average period of 3.6 years.

Restricted Stock Awards

The following table summarizes restricted stock awards for the nine months ended September 30, 2021:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested outstanding at December 31, 2020	-	-
Granted	42,800	$4.65
Vested	-	-
Forfeited/Cancelled	(7,646)	$4.90
Unvested outstanding at September 30, 2021	35,154	$4.59

The fair value of the outstanding restricted stock awards will be recorded as stock compensation expense over the vesting period. As of September 30, 2021, there was $37,000 of total unrecognized compensation costs related to restricted stock awards, which is expected to be recognized over a weighted-average period of .25 years.

NOTE 8:         STOCK-BASED COMPENSATION EXPENSE (continued)

Restricted Stock Units

The following table summarizes activity related to outstanding restricted stock units for the nine months ended September 30, 2021:

		Weighted
	Shares of	Average Grant
	Restricted	Date Fair
	Stock Units	Value
Unvested outstanding at December 31, 2020	8,750	$5.00
Granted	2,333	$5.36
Vested	(5,583)	$5.32
Forfeited/Cancelled	-	$ - -

Unvested outstanding at September 30, 2021	5,500	$4.83

The total fair value of vested restricted stock units was $29,700 for the nine months ended September 30, 2021.

The fair value of the outstanding restricted stock units will be recorded as stock compensation expense over the vesting period. As of September 30, 2021, there was $10,000 of total unrecognized compensation costs related to restricted stock units, which is expected to be recognized over a weighted-average period of .4 years.

NOTE 9:         INCOME TAXES

As of September 30, 2021 and December 31, 2020, the Company has provided a full valuation allowance against all of the net deferred tax assets. This was based on management’s assessment, including the last three years of operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted by the United States Congress. As a result of the enactment of the CARES Act, net operating losses (“NOL’s”) generated in 2018-2020 can now be carried back for five years and resulted in the Company recognizing approximately $1.5 million of a tax benefit, of which $.7 million is a receivable at September 30, 2021 and December 31, 2020. Management continues to evaluate for potential utilization of the Company’s deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, and cost containment measures.

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

A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2021	2020	2021	2020

Basic weighted average common shares outstanding	6,685,599	6,640,228	6,683,407	6,633,694
Dilutive effect of options and unvested restricted shares	22,284	-	8,406	-
Diluted weighted average shares outstanding	6,707,883	6,640,228	6,691,813	6,633,694

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2021 and 2020, because the effect of their inclusion would be anti-dilutive.

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2021	2020	2021	2020

Stock Options	716,216	417,000	730,094	417,000
	716,216	417,000	730,094	417,000

Stock options to purchase 738,500 shares of common stock were outstanding and 390,000 were exercisable during the three and nine months ended September 30, 2021.

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

Three Months Ended September 30,

(In thousands)

				Eliminations* and
2021	CVD	SDC	Materials	Unallocated	Consolidated
Assets	$27,248	$7,053	$1,655	$2	$35,958

Revenue	2,074	1,326	937	(7)	4,330
Operating (loss) income	(911)	275	441	(727)	(922)
Pretax (loss) income	(920)	275	7,373 (1)	(727)	6,001

2020
Assets	$34,888	$6,202	$5,076	$-	$46,166

Revenue	2,308	826	990	(131)	3,993
Operating loss	(283)	(111)	(261)	(738)	(1,393)
Pretax loss	(267)	(111)	(176)	(738)	(1,292)

NOTE 11:          SEGMENT REPORTING (continued)

Nine Months Ended September 30,

(In thousands)

				Eliminations* and
2021	CVD	SDC	Materials	Unallocated	Consolidated

Revenue	5,884	3,314	2,654	(122)	11,730
Operating (loss) income	(2,664)	637	828	(2,425)	(3,624)
Pretax (loss) income	(259)	637	8,014 (1)	(2,425)	5,967

2020

Revenue	8,686	3,661	1,791	(390)	13,748
Operating income (loss)	10	556	(754)	(2,229)	(2,417)
Pretax income (loss)	10	564	(642)	(2,229)	(2,297)

(1)	The Materials segment includes a gain on the sale of building in the amount of $6,894,109 for the three and nine months ended September 30, 2021.

*All elimination entries represent intersegment revenues eliminated in consolidation for external financial reporting.

NOTE 12:          SIGNIFICANT EVENTS- CORONAVIRUS (COVID-19)

The Company has been actively monitoring the coronavirus (COVID-19) outbreak and resulting pandemic and its impact on both the global economic and operating environment and specifically on its impact to the Company, its employees, its operations and its financial condition.  In March 2020, the World Health Organization recognized the COVID-19 outbreak as a pandemic based on the global spread of the disease, the severity of illnesses it causes and its effects on society. In response to the COVID-19 outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations, including complete or partial government shutdowns of many schools and businesses, including our Company, and advising or requiring individuals to limit or forego their time outside of their homes. Accordingly, the COVID-19 outbreak has severely restricted the level of economic activity in many countries, including the United States, and continues to materially and adversely impact global economic activity.  In particular, the aerospace sector, for which the Company relies on a significant part of its business, has been faced with significant reductions to its business due to lack of air travel. The Company’s new order levels commencing in the first quarter of 2020, and continuing into the first quarter of 2021 saw substantial reductions, while new orders in the second and third quarter of 2021 were substantially higher at approximately $6.0 and $6.1 million, respectively. These overall reduced order levels have materially and adversely affected revenues commencing in our second quarter of 2020. While the financial results for the Company’s first quarter of 2020 reflected the initial impact of COVID-19, and the year ended December 31, 2020 and first nine months ended September 30, 2021 reflected a substantial adverse effect, the Company is unable to predict the extent of the impact the pandemic will have on its financial position and operating results for the remainder of 2021 and into 2022 due to numerous uncertainties, but the impact could be material during any future period affected either directly or indirectly by this pandemic.  The Company intends to continue to evaluate the various government sponsored plans and programs put in place in response to the COVID-19 pandemic and further plans to take advantage of any such government benefits reasonably available to it.  Moreover, the Company will continue to monitor developments in that area as new government initiatives are passed.

NOTE 13:          SALE OF 555 BUILDING

In order to increase the Company’s liquidity and to provide necessary working capital to support its on-going business and operations, the Company sold the 555 Building. Management had determined the 555 Building was not needed for business operations, and any remaining elements of the Materials Business would be consolidated into the 355 Building, which management believes can accommodate any needs for the Company’s growth for the foreseeable future.

On March 29, 2021, the Company entered into an agreement with Steel K, LLC for the sale of its 555 Building, and on July 26, 2021 the Company closed on the sale of the 555 Building. The sale price was $24,360,000, subject to adjustment for apportionments, adjustments and credits. A portion of the sale proceeds was used to satisfy the existing mortgage debt on the 555 Building, including interest and fees, in the amount of $9,352,719, as well as various costs related to the closing of the transaction. The Company recognized a gain on the sale of the building in the amount of $6,894,109 and received approximately $14,000,000 in net proceeds.

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

Coronavirus (COVID-19)

We have been actively monitoring the coronavirus ("COVID-19") outbreak and its impact globally.  Our primary focus to this point has been to ensure the health and safety of our employees.  To that end, we have adopted social distancing practices where appropriate, implemented travel restrictions, and have taken actions to ensure that our facilities are cleaned and sanitized regularly.  These are novel and challenging times and the magnitude of this crisis is requiring us to consider all options to promote the safety of employees, including, where appropriate, or where required to comply with foreign, national, state or local governmental authority recommendations, guidelines, and/or mandates, the temporary suspension of work at certain of our locations and production facilities to protect employees and curb the spread of the coronavirus.  All of these actions have adversely impacted our operating results.  In particular, the aerospace sector, for which we rely on for a significant part of our business, has been faced with significant reductions to its business due to lack of air travel. Due to the timing of the COVID-19 outbreak, our new order levels during the year ended December 31, 2020 and into the first quarter of 2021 have seen substantial reductions, while new orders in the second and third quarter of 2021 were substantially higher at approximately $6.0 million and $6.1 million, respectively. These overall reduced order levels have materially and adversely affected revenues commencing in our second quarter of 2020. While the financial results for the Company’s first quarter of 2020 reflected the initial impact of COVID-19, and the year ended December 31, 2020 and the nine months ended September 30 2021 reflected a substantial adverse effect, we are unable to predict the extent of the impact the pandemic will have on our financial position and operating results for the remainder of 2021 and into 2022 due to numerous uncertainties (including the impact of the COVID Delta variant), but the impact could be material during any future period affected either directly or indirectly by this pandemic.  The longer-term impacts from the pandemic are highly uncertain and cannot be predicted.

Recent Developments

In January 2021, our Board of Directors concluded that we needed a change in direction and new leadership to evaluate our business strategy and operations, and take timely actions to halt and reverse the declines of the past few years. As such, they appointed Emmanuel Lakios as President and Chief Executive Officer (previously our Vice-President- Sales and Marketing). We began an intensive analysis of our entire business and operations including the Materials Business. Based upon that analysis we believe our primary focus should be on the core equipment business and that the Materials Business strategy should be revised, with some of its current elements potentially minimized or ceased.  Based upon this analysis, we forecasted continued losses and negative cash flow for our Tantaline product line and as a consequence, we have implemented plans to eliminate further investment in our Tantaline product line, which will result in the avoidance of approximately $1.5-$2.0 million in additional costs. In addition, we recorded an impairment charge of $3.6 million during the fourth quarter and year ended December 31, 2020. Based upon certain decisions and actions currently being reviewed, there may be additional costs to be incurred, inclusive of employee related and lease termination costs estimated at approximately $400,000.

During the third quarter of 2021, we started to experience increased costs on certain components as well as delays in supply chain delivery, which also impacts the timing of revenue recognition as well as manufacturing lead times and efficiencies. We have commenced placing purchase orders with more lead time to help mitigate the manufacturing delays, as well as assessing other suppliers or components to attempt to mitigate the potential cost impacts. In addition, we are utilizing our in-house flexible manufacturing to attempt to further mitigate both potential schedule delivery delays and material cost increase.

In order to increase our liquidity and provide necessary working capital to support our on-going business and operations, we decided to sell the 555 Building in February 2021. We determined the 555 Building was not needed for business operations and that any remaining elements of the Materials Business could be consolidated into the 355 Building, which we believe can accommodate any needs for our growth for the foreseeable future. In April 2021, we completed the move of our Tantaline product line to the 355 Building, while the MesoScribe consolidation into the 355 Building was completed during the third quarter of 2021. All functions of the Tantaline product line have been consolidated into the Denmark office and the United States expenses related to Tantaline have ceased.

On March 29, 2021, we entered into an agreement with Steel K, LLC for the sale of our 555 Building, and on July 26, 2021, we closed on the sale of the 555 Building. The sale price was $24,360,000, subject to adjustment for apportionments, adjustments and credits. A portion of the sale proceeds was used to satisfy the existing mortgage debt on the 555 Building, including interest and fees, in the amount of $9,352,719, as well as various costs related to the closing of the transaction. The Company recognized a gain on the sale of the building in the amount of $6,894,109 and received approximately $14,000,000 in net proceeds resulting in increasing our cash balance at September 30, 2021 to $17,446,000.

Statement of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$4,329,459	$3,993,204	$11,729,727	$13,748,448

Cost of revenue	3,595,244	3,557,413	9,831,270	10,775,618

Gross profit	734,215	435,791	1,898,457	2,972,830

Operating expenses
Research and development	138,064	90,227	367,008	300,162
Selling and shipping	220,745	142,306	574,476	439,346
General and administrative	1,297,730	1,595,911	4,581,008	4,650,067

Total operating expenses	1,656,539	1,828,444	5,522,492	5,389,575

Operating loss	(922,324)	(1,392,653)	(3,624,035)	(2,416,745)

Other income (expense):
Interest income	1,776	30,348	3,402	60,728
Interest expense	(35,973)	(104,041)	(250,194)	(336,107)
Gain on Sale of Building	6,894,109	-	6,894,109	-
Gain on Debt Extinguishment	-	-	2,443,418	-
Other Income	63,143	174,705	499,970	394,938
Total other income, net	6,923,055	101,012	9,590,705	119,559

Income (loss) before income tax	6,000,731	(1,291,641)	5,966,670	(2,297,186)

Income tax expense (benefit)	27,327	-	28,391	(1,529,595)

Net income (loss)	$5,973,404	$(1,291,641)	$5,938,279	$(767,591)

Three Months Ended September 30, 2021 vs. September 30, 2020

Revenue

Our revenue for the three months ended September 30, 2021 was $4.3 million compared to $4.0 million for the three months ended September 30, 2020, an increase of $.3 million or 8.4%. Despite achieving this modest sales increase, overall sales levels continue to be negatively affected. This is primarily attributable to the impacts of COVID-19 which significantly reduced the Company’s orders commencing in the first quarter of 2020, for the year ended December 31, 2020 and into the first quarter of 2021, which in turn significantly decreased our revenues in the subsequent quarters. In addition, we have had delays, and continue to experience delays in our supply chain delivery of components which hampers our ability to recognize revenue more timely. The increase in revenue for the three months ended September 30, 2021 versus the prior year’s period was primarily attributable to increased revenue of $.5 million from our SDC segment, offset, in part by, decreased revenue of $.2 million from the CVD Equipment segment related to spare parts and equipment sales. New orders for the quarter ended September 30, 2021 were approximately $6.1 million and improved as compared to $6.0 million in the prior quarter ended June 30, 2021 and $3.4 million in the quarter ended September 30, 2020.

The revenue contributed by the CVD Equipment segment for the three months ended September 30, 2021 was $2.1 million, which totaled 47.9% of our overall revenue, and was (10.2%) or ($.2 million) lower than the segment’s $2.3 million contribution made in the three months ended September 30, 2020, which totaled 57.8% of our overall revenue. This revenue decrease is the result of a decrease of $.4 million in spare parts sales impacted by the slow down in aerospace demand due to COVID-19, offset, in part by, and increase of $.2 million from equipment sales.

Revenue for our SDC segment was $1.3 million for the three months ended September 30, 2021 as compared to $.8 million for the three months ended September 30, 2020, an increase of $.5 million resulting from the receipt of one large order in 2021, compared to 2020.

Revenues for our CVD Materials segment were $.9 million for each of the three months ended September 30, 2021 and 2020.

Gross Profit

Gross profit for the three months ended September 30, 2021 amounted to $.7 million, with a gross profit margin of 17.0%, as compared to a gross profit of $.4 million and a gross profit margin of 10.9% for the three months ended September 30, 2020. The increase in gross profit and gross profit margin was primarily the result of improved manufacturing efficiencies, and product mix, and to a lesser extent, leveraging fixed costs on higher sales levels, which more than offset certain component cost increases. During the quarter ended September 30, 2021, we started to experience increased costs on certain components as well as delays in supply chain delivery, which also impacts revenue as well as manufacturing lead times and efficiencies. We have begun placing orders with more lead time to help mitigate the manufacturing delays, as well as assessing other suppliers or components to attempt to mitigate the potential cost impacts. In addition, we are utilizing our in-house flexible manufacturing to attempt to further mitigate both potential schedule delivery delays and material cost increase.

Research and Development, Selling and General and Administrative Expenses

Research and Development

Due to the technical development required on our custom orders, our research and development team and their expenses are charged to costs of goods sold when they are working directly on a customer project. When they are not working on a customer project, they work in our Application Laboratory and their costs are charged to research and development. For the three months ended September 30, 2021 and 2020, our research and development expenses totaled $138,000 and $90,000, respectively, an increase of $48,000 related to focusing development on more standard products and value added development.

Selling

Selling expenses were $221,000 or 5.1% of the revenue for the three months ended September 30, 2021 as compared to $142,000 or 3.5% of the revenue for the three months ended September 30, 2020. The increase in 2021 was primarily the result of increased employee compensation, including the transfer of one employee from administration to focus on all sales and marketing initiatives, which is now in line with ongoing expectations, and benefit costs during the three months ended September 30, 2021, as compared to September 30, 2020.

General and Administrative

General and administrative expenses for the three months ended September 30, 2021 were $1.3 million or 30.0% of revenue as compared to $1.6 million or 40.0% of revenue for the three months ended September 30, 2020, an decrease of $.3 million. The decrease in these expenses is primarily due to a reduction in employees and employee related costs of $132,000, reduced costs of $101,000 for real estate taxes and utilities related to the 555 Building sold in July 2021, as well as less depreciation expense, primarily due to the 555 Building in the amount of $133,000, and a reduction of bad debt expense of $40,000, offset, in part by, increased legal costs of $92,000, of which $33,000 related to the sale of the 555 Building, and the balance was related to general corporate governance, employee related matters and intellectual property matters, and increased shareholder relations costs of $42,000.

Operating loss

As a result of increased sales and the increased gross profit margins of $.3 million, and reduced operating expenses of $.2 million, our operating loss was $.9 million in the three months ended September 30 2021, compared with an operating loss of $1.4 million in the three months ended September 30, 2020.

Other income (expenses)

Other income (expenses) was $6,923,000 and $101,000 for the three months ended September 30, 2021 and 2020, respectively. On July 26, 2021, we sold our 555 building and recognized a gain on the sale in the amount of $6,894,109. Other income from subleasing a portion of our 555 Building was $63,000 and $175,000 in the three months ended September 30, 2021 and 2020, respectively. The decrease of $112,000 was the result of no longer receiving rental income upon the sale of the 555 Building. As a result of lower interest rates, interest income decreased $28,000, to $2,000 for the three months ended September 30, 2021 as compared to $30,000 in 2020. In addition, interest expense related to the Company’s mortgages decreased $68,000 to $36,000 in the three months ended September 30, 2021, as compared to $104,000 in 2020, the result of our 555 Building mortgage satisfied on July 26, 2021.

Income Taxes

Income tax expense for the three months ended September 30, 2021 and 2020, were $27,000 and $0, respectively. The tax expense for the three months ended 2021 related the gain on the sale of the building, which were reduced by the benefit of our net operating loss carryforwards. We continue to evaluate for potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, cost containment measures and other factors.

Net income (loss)

As a result of the foregoing factors, including the effect of recognizing the $6.9 million gain on the sale of our 555 Building, we reported net income of $6.0 million, or $0.89 per basic and diluted share, for the three months ended September 30, 2021, as compared to a net loss of ($1.3) million, or ($0.19) per basic and diluted share for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 vs. September 30, 2020

Revenue

Our revenue for the nine months ended September 30, 2021 was $11.7 million as compared to $13.7 million for the nine months ended September 30, 2020, a decrease of $2.0 million or 14.7%. This revenue reduction is primarily attributable to the impacts of COVID-19 which significantly reduced the Company’s order levels commencing in the first quarter of 2020, for the year ended December 31, 2020 and into the first quarter of 2021, (while new orders in the second and third quarter of 2021 where substantially higher at approximately $6.0 million and $6.1 million, respectively). This in turn significantly decreased our revenues in the subsequent quarters. The decrease was primarily attributable to decreased revenue of $2.8 million from our CVD Equipment segment related to spare parts and equipment sales and $.2 million decrease in our SDC segment, offset, in part by, an increase of $1.0 million in our CVD Materials segment.

The revenue contributed for the nine months ended September 30, 2021 by the CVD Equipment segment was $5.9 million, which totaled 50.2% of our overall revenue, was (32.3%) or ($2.8 million) lower than the segment’s $8.7 million contribution made in the nine months ended September 30, 2020, which totaled 63.2% of our overall revenue. This net revenue reduction is the result of a decrease of $3.3 million from spare part sales impacted by the slow down in aerospace demand due to COVID-19, offset, in part by, an increase of $.5 million from equipment sales.

Revenue for our SDC segment was $3.2 million for the nine months ended September 30, 2021 as compared to $3.5 million for the nine months ended September 30, 2020, a decrease of $.3 million.

Revenues for our CVD Materials segment were $2.6 million for the nine months ended September 30, 2021 as compared to $1.6 million for the nine months ended September 30, 2020. This increase of $1.0 million was the result of increased Tantaline® related revenue of $.8 million, primarily from the Company’s Denmark operations, and increased MesoScribe product revenue of $.2 million, both the result of improvement in new order rates.

Gross Profit

Gross profit for the nine months ended September 30, 2021 amounted to $1.9 million, with a gross profit margin of 16.2%, as compared to a gross profit of $3.0 million and a gross profit margin of 21.6% for the nine months ended September 30, 2020. The reduction in gross profit and gross profit margin, was primarily the result of the impact of $2.0 million in decreased sales as a result of the impact of COVID-19, and the impact of fixed costs and payroll to support higher sales levels, offset in part by reduced employee payroll and related costs commencing in the nine months ended September 30, 2020 as a result of the COVID-19 mandates imposed.

Research and Development, Selling and General and Administrative Expenses

Research and Development

Due to the technical development required on our custom orders, our research and development team and their expenses are charged to costs of goods sold when they are working directly on a customer project. When they are not working on a customer project, they work in our Application Laboratory and their costs are charged to research and development. For the nine months ended September 30, 2021 and 2020, our research and development expenses totaled $367,000 and $300,000, respectively, an increase of $67,000, related to focusing development on more standard products and value added development.

Selling

Selling expenses were $575,000 or 4.9% of the revenue for the nine months ended September 30, 2021 as compared to $439,000 or 3.2% of the revenue for the nine months ended September 30, 2020. The increase in 2021 was primarily the result of the impact of reduced employee and employee related costs, during the nine months ended September 30, 2020, due to the COVID-19 related mandates, while with our return to operating normalcy, we expanded our focus in customer account engagement in 2021 which resulted in increased personnel and travel related costs, as well as the transfer of one employee from administration during 2021 to focus on sales and marketing initiatives.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2021 were $4.6 million or 39.1% of revenue compared to $4.7 million or 33.8% of revenue for the nine months ended September 30, 2020, a decrease of $.1 million. The decrease in these expenses is primarily due to reduction in employees and employee-related costs of $259,000, recovery of bad debts of $225,000, less depreciation primarily due to the 555 Building in the amount of $318,000, and lower insurance and general office expenses of $100,000, offset, in part by, costs to vacate the 555 Building and prepare the 355 Building for the consolidation of operations in the amount of $232,000, related to personnel costs and outside services, increased legal costs of $518,000, of which $135,000 related to the preparation of the sale of the 555 Building, and the balance was related to general corporate governance, employee related matters and intellectual property, and increased shareholder relations costs of $99,000 due the timing of the shareholder meeting as well as additional efforts.

Operating loss

Primarily the result of substantially lower sales and the reduction in gross profit margins, our operating loss was $3.6 million in the nine months ended September 30, 2021, compared with an operating loss of $2.4 million in the nine months ended September 30, 2020.

Other income (expenses)

Other income (expenses) was $9,591,000 and $120,000 for the nine months ended September 30, 2021 and 2020, respectively. On July 26, 2021, we sold our 555 building and recognized a gain on the sale in the amount of $6,894,109. Gain on debt extinguishment was $2,443,000 and $0 for the nine months ended September 30, 2021 and 2020, respectively, the result of forgiveness of debt income from the Company’s PPP loan in the amount of $2,443,000 in the nine months ended September 30, 2021. Other income from subleasing a portion of our 555 Building was $500,000 and $395,000 in the nine months ended September 30, 2021 and 2020, respectively. The increase of $105,000 was the result of higher rent due to increased occupancy in 2021, until the sale of the Building which occurred on July 26, 2021. As a result of lower interest rates, interest income decreased $58,000, to $3,000 for the nine months ended September 30, 2021 as compared to $61,000 in 2020. In addition, interest expense related to our mortgages decreased $86,000 to $250,000 for the nine months ended September 30, 2021, as compared to $336,000 in 2020, the result of our 555 Building mortgage satisfied on July 26, 2021.

Income Taxes

For the nine months ended September 30, 2021, there was a $28,000 income tax expense related to the gain on the sale of the building, which were reduced by the benefit of our net operating loss carryforwards, as compared to an income tax benefit of $1.5 million for the nine months ended September 30, 2020. On March 27, 2020, the CARES Act was enacted by the United States Congress. As a result of the enactment of the CARES Act, net operating losses (“NOL’s”) generated in 2018-2020 can now be carried back for five years and resulted in the Company recognizing approximately $1.5 million of a tax receivable. We continue to evaluate the potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, cost containment measures and other factors.

Net (loss) income

As a result of the foregoing factors, including the effect of recognizing a $6.9 million gain on the sale of our 555 Building and $2.4 million in forgiveness of debt income related to the Company’s PPP Loan, we reported net income of $5.9 million, or $0.89 per diluted share, for the nine months ended September 30, 2021, as compared to a net loss of ($.8 million) (which included the $1.5 million tax benefit as noted above), or $0.12 per diluted share for the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, we had aggregate working capital of $17.7 million compared to aggregate working capital of $8.1 million at December 31, 2020. Our cash and cash equivalents at September 30, 2021 and December 31, 2020 were $17.4 million and $7.7 million, respectively.

Net cash used in operating activities was $3.6 million. This is the result of a net loss, adjusted for non-cash items, of $2.6 million, increased contract assets of $1.1 million, increased accounts receivable of $.8, increased inventory of $.3 million, offset, in part by, increased contract liabilities of $.7 million, and decreased other assets of $.5 million.

In order to increase our liquidity and to provide necessary working capital to support our on-going business and operations, on July 26, 2021 we closed on the sale of the 555 Building. The sale price was $24,360,000, subject to adjustment for apportionments, adjustments and credits. A portion of the sale proceeds was used to satisfy the existing mortgage debt on the 555 Building, including interest and fees, in the amount of $9,352,719, as well as various costs related to the closing of the transaction. We recognized a gain on the sale of the building in the amount of $6,894,109 and received approximately $14,000,000 in net proceeds.

Long term debt during the period decreased by $9.5 million from principal payments on our mortgages in Central Islip, NY. This included the principal repayment in the amount of approximately $9.1 million, to satisfy our loan at closing of the sale of the 555 Building.

Capital expenditures were $213,000 in the nine months ended September 30, 2021 related primarily to improvements to the 355 Building related to moving the Company’s operations from the 555 Building facility.

We have a loan agreement with HSBC USA, N.A. (the “HSBC”) which is secured by a mortgage on our Central Islip headquarters at 355 South Technology Drive. The loan is payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity in March 2022. The balances as of September 30, 2021 and December 31, 2020 were approximately $1.8 million and $2.1 million respectively. Interest accrues on the loan, at our option, at the variable rate of LIBOR plus 1.75% or Prime less 0.5% (1.85% and 1.89% at September 30, 2021 and December 31, 2020, respectively).

On August 5, 2019, we entered into a Mortgage Modification Agreement which replaced the former covenant with a Minimum Liquid Assets (“MLC”) covenant, and on October 22, 2020, we entered into a Second Mortgage Modification Agreement modifying certain MLC balances. We were in compliance with our financial covenant under the mortgage at September 30, 2021.

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

The PPP loan, the obligation of which is represented by a note issued by us, was to mature on April 21, 2022 and bore interest at a rate of 1% per annum. The note may be prepaid at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, all or a portion of the Loan may be forgiven, based upon payments made in the first twenty-four weeks following receipt of the proceeds, related to payroll costs, continue group health care benefits, utilities and mortgage interest on other debt obligations incurred before February 15, 2020. The Company filed an application for forgiveness in April 2021 and on June 14, 2021 the Company received a notification from its lender that on June 10, 2021 the SBA approved the Company’s PPP Loan forgiveness application and remitted payment to the lender for the entire principal amount of the PPP Loan and accrued interest. As a result, the Company has recognized in the nine months ended September 30, 2021 forgiveness of debt income in the amount of $2,443,418.

As a result of the March 27, 2020 CARES Act enactment allowing the carryback of NOL’s five years, we recognized a $1.5 million tax benefit. We have collected $.8 million in the year ended December 31, 2020, and as of September 30, 2021 there remains a receivable in the amount of $.7 million.

Based upon all of these factors, we believe that our cash and cash equivalent positions and our projected cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months of the filing of this Form 10-Q. Should the current environment continue longer or worsen, we will continue to assess our operations and take actions anticipated to maintain our operating cash to support the working capital needs, as well as compliance with our loan covenant.

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

The following risk factor is in addition to the risk factors previously disclosed in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2021. The risk factor set forth below should be read in conjunction with the risk factors section and the Management's Discussion and Analysis section included in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2021.

Supply chain delays and cost increases may adversely affect our business.

The COVID-19 pandemic has adversely impacted worldwide supply chains and the ability to obtain sufficient amounts of component parts. In addition, disruptions and delays in the ability of our third party freight carriers to transport these items to our manufacturing facility also continues to be a challenge. During Q3 2021, we experienced increased costs on certain components as well as delays in supply chain delivery, which may also impact our ability to recognize revenue and reduce our gross profit margins, as well as extend our manufacturing lead times and reduce our manufacturing efficiencies. We have commenced placing orders with more lead time to help mitigate the manufacturing delays, as well as assessing other suppliers or components to attempt to mitigate the potential cost impacts. In addition, we are utilizing our in-house flexible manufacturing to attempt to further mitigate both potential schedule delivery delays and material cost increase. While we have initiated actions to mitigate the potential negative impacts to our revenue and profitability, there can be no assurance of the ultimate impact and the length of time period that the supply chain factors may impact our revenues and profitability.

Except as noted above, there have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated November 15, 2021

31.2*	Certification of Thomas McNeill, Chief Financial Officer, dated November 15, 2021

32.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated November 15, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Thomas McNeill, Chief Financial Officer, dated November 15, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Inline XBRL Instance.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL**	Inline XBRL Taxonomy Extension Calculation.

101.DEF**	Inline XBRL Taxonomy Extension Definition.

101.LAB**	Inline XBRL Taxonomy Extension Labels.

101.PRE**	Inline XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of November 2021.

CVD EQUIPMENT CORPORATION

By:	/s/ Emmanuel Lakios
Emmanuel Lakios
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Thomas McNeill
Thomas McNeill
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

31.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated November 15, 2021

31.2*	Certification of Thomas McNeill, Chief Financial Officer, dated November 15, 2021

32.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated November 15, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Thomas McNeill, Chief Financial Officer, dated November 15, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Inline XBRL Instance.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL**	Inline XBRL Taxonomy Extension Calculation.

101.DEF**	Inline XBRL Taxonomy Extension Definition.

101.LAB**	Inline XBRL Taxonomy Extension Labels.

101.PRE**	Inline XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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