Form 10-Q/A
period 2021-09-30
CVD EQUIPMENT CORP
filed 2022-03-01
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,723,438 shares of Common Stock, $0.01 par value at February 25, 2022.

EXPLANATORY NOTE

CVD Equipment Corporation (the “Company”) is filing this Amendment No. 1 (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission on November 15, 2021, solely for the purpose of filing exhibits previously referenced in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2021.

These exhibits include: (i) the Assignment, Assumption and Amendment Agreement dated as of July 26, 2021, amongst the Town of Islip Industrial Development Agency (the “IDA”), the Company, as assignor, and Steel 555 NRP, LLC , as assignee (the “Assignment Agreement”); (ii) the Second Amended and Restated Lease and Project Agreement, dated as of July 1, 2021, delivered on July 26, 2021, between the IDA and FAE Holdings 411519R, LLC (“FAE”) (a wholly owned subsidiary of the Company) (the “Amended Project Agreement”); (iii) the Agency Compliance Agreement, dated as of July 1, 2021, between the Company, the IDA, CVD Materials Corporation (“Materials”) (a wholly-owned subsidiary of the Company), and FAE (the “Compliance Agreement”); (iv) the Amended and Restated Sublease Agreement, dated as of July 26, 2021, between the Company, IDA, Materials, and FAE (the “Amended Sublease”).

Copies of the Assignment Agreement, Amended Project Agreement, Compliance Agreement, and Amended Sublease are attached hereto as Exhibits 10.1, 10.2, 10.3, and 10.4 to this Form 10-Q/A, respectively.

This amendment continues to speak as of the original filing date of the Form 10-Q, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Form 10-Q. Accordingly, this amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-Q.

PART II.	OTHER INFORMATION

Item 6.	Exhibits

10.1†*	Assignment, Assumption and Amendment Agreement dated as of July 26, 2021

10.2†*	Second Amended and Restated Lease and Project Agreement, dated as of July 1, 2021

10.3*	Agency Compliance Agreement, dated as of July 1, 2021

10.4*	Amended and Restated Sublease Agreement, dated as of July 26, 2021

31.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated November 15, 2021

31.2*	Certification of Thomas McNeill, Chief Financial Officer, dated November 15, 2021

32.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated November 15, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Thomas McNeill, Chief Financial Officer, dated November 15, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Inline XBRL Instance.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL**	Inline XBRL Taxonomy Extension Calculation.

101.DEF**	Inline XBRL Taxonomy Extension Definition.

101.LAB**	Inline XBRL Taxonomy Extension Labels.

101.PRE**	Inline XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
________________

*	Filed herewith.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not to be filed or part of a registration statement of prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

†
Certain schedules (or similar attachments) to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish copies of any such schedules or similar attachments to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 1st day of March 2022.

CVD EQUIPMENT CORPORATION

By:	/s/ Emmanuel Lakios
Emmanuel Lakios
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Thomas McNeill
Thomas McNeill
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)