Form 10-K
period 2021-12-31
CVD EQUIPMENT CORP
filed 2022-03-31
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2021
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $24,513,080 at June 30, 2021.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 6,728,938 shares of Common Stock, $0.01 par value at March 15, 2022.

DOCUMENTS INCORPORATED BY REFERENCE: None.

__________________________________________________________________________

PART I

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Annual Report on Form 10-K contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements, as there can be no assurance that the plans, intentions or expectations upon which they are based will occur. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various factors and are derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to: competition in our existing and potential future product lines of business; our ability to attract and retain key personnel and employees; our ability to obtain financing on acceptable terms if and when needed; uncertainty as to our future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the Company, uncertainty as to our ability to adequately obtain raw materials and components from foreign markets in light of geopolitical developments and the continued effect of the novel coronavirus (COVID-19) pandemic on our business and operations (including with respect to supply chain disruptions), and those of our customers, suppliers and other third parties. Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. We assume no obligation to update these forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting such forward-looking statements. Past performance is no guaranty of future results.

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

CVD has continued to serve the advanced materials markets with chemical vapor and thermal process equipment for over 38 years. Our products are used in research and development centers as well as in production environments. We develop, design, manufacture and service a broad range of chemical vapor deposition, gas control and other state-of-the-art process equipment and solutions used in advanced materials and coatings. We serve markets ranging from academic/research initiatives to industrial applications. With the adoption of our technology in these markets we see increased usage of our systems across production environments. Major target markets for our business include advanced nanomaterials, batteries and Silicon Carbide for high power electronics; aerospace gas turbine engines and structural components; medical devices (such as implants); advanced semiconductor devices and Silicon for solar cells; and carbon nanotubes and nanowires. Our Application Laboratory supports the development of new material systems and processes. Our CVD Materials group provides material coating services, process development support and process startup assistance with the focus on enabling tomorrow’s technologiesTM. Our Mesoscribe product line continues to support the aerospace and defense markets with robust direct write instrumentation. Our CVD Tantaline subsidiary which underwent a restructuring and consolidation in 2021 provides chemical-resistant coating services to many industrial applications.

Based on more than 38 years of experience, we use our capabilities in process development, engineering and vertical manufacturing to transform new applications into mainstream manufacturing solutions. We have built a significant library of design expertise, know-how and innovative solutions to assist our customers in developing these intricate processes and to accelerate their production and commercialization. This library of equipment design solutions, along with our manufacturing and systems integration facilities, allows us to provide application-specific design, process and manufacturing solutions to our customers.

To expand our presence into various growth markets, we are developing a line of proprietary standard use products to complement our customized legacy systems. Historically, we manufactured products for research and development on an application-specific basis to meet an individual customer’s specific research and production requirements. Our proprietary systems leverage the technological expertise that we have developed through designing these custom systems into a broader standardized product line. The standard product line is easily configured from a wide range of available options to meet diverse product and budgetary requirements. Manufacturing these standardized systems in higher volumes provides us the flexibility to reduce both the cost and delivery time of our systems. These systems, which we market and sell under the EasyTube® and CVD product lines, are sold to universities, research laboratories, and production companies in the United States and throughout the world.

Sales of our proprietary standard systems, custom systems and process solutions have been driven by our installed customer base, which includes Fortune 500 companies. The performance and success of our products has historically driven repeat orders from existing customers as well as generated business from new customers. Furthermore, with our proprietary solutions and expanded focus on “accelerating the commercialization of tomorrow’s technologies”TM we have been developing a new customer base in addition to growing with our existing customers. We have generally gained new customers through our industry reputation, as well as limited print advertising and trade show attendance (which has been negatively impacted by COVID-19 in 2020, 2021 and into 2022).

Our core competencies in equipment and software design, manufacturing and process development are used to engineer our finished products and to accelerate the commercialization path of our customer base. Our proprietary real-time software allows for rapid configuration, and provides our customers with enabling tools to understand, optimize and repeatedly control their processes. These factors significantly reduce cost, improve quality and reduce the time it takes between customers’ orders and the shipment of our products. Our Application Laboratory allows customers the option to bring up their process tools in our Application Laboratory and to work collaboratively with our scientists and engineers to optimize process performance.

In 2021 our focus has been on our growth markets, the development of standard product solutions and being able to provide solutions from gas/liquid storage through process and process by-product treatment. This has allowed us to provide increased value to our customers.

2021 Developments

In January 2021, our Board of Directors appointed Emmanuel Lakios as President and Chief Executive Officer (previously our Vice-President, Sales and Marketing) to, among other things, evaluate our business strategy and operations, and set a new course toward growth and profitability. Based on this evaluation, our Board concluded that our primary focus should be on bolstering our core equipment business. Furthermore, due to continued losses and the significant investments required to continue its present operations, we aim to revise the current strategy of our Materials business, potentially reallocating or ceasing existing elements entirely.  Based upon that analysis and planning, which included forecasted losses and negative cash flows for the Tantaline product line, we implemented plans to eliminate further investment in our Tantaline product line. This resulted in a discontinuation of all US Tantaline operations, including the freezing of substantial capital investments and the consolidation of all Tantaline operations into the Denmark Tantaline facility. In addition, we recorded an impairment charge of $3.6 million during the fourth quarter and year ended December 31, 2020, related to the long lived assets of Tantaline. With these actions completed, including the migration of all sales, operations and marketing to Denmark, and our focused customer support and increased demand for the Tantaline coating services, we are pleased with the favorable results achieved in 2021 including achieving profitability and positive cash flow at our Denmark Tantaline operations.

We continue to monitor the results of our growth and profitability initiatives, and we will take actions as required to improve our results in line with anticipated revenue levels. The 2021 company strategy to focus on growth market applications has yielded multi system orders in the Silicon Carbide wafer and Battery nanomaterial fields, both fields are essential for the support of the Electric Vehicles (EV) market.  These orders will provide us with standard product to continue to support the EV focused market as well as all energy storage and power transmission. We continue to engage customers in the aerospace market in what we believe will be an eventual recovery in air travel and therefor gas turbine engine components which we provide production solutions and have a considerable installed base of systems.

During 2021, new order bookings exceeded $21 million, representing an increase of approximately 75% compared to 2020. We have achieved order growth in all segments, including a 100% growth in the CVD equipment portion of the business, with 23 system orders in 2021. Our order rate has also increased in the SDC Division and CVD Materials Division which includes the Tantaline and MesoScribe product lines. As a result of increased new orders primarily in the last three quarters of 2021, the result of a recovery in the marketplace, excluding aerospace, as well as our execution of our operating plan, we have achieved four sequential quarters of revenue growth during 2021. Quarterly revenue in 2021 was $3.4 million, $4.0 million, $4.3 million and $4.7 million, during Q1 to Q4, respectively.

Our order rate has benefited from the increased demand for nanotechnology materials including carbon nanotubes (CNTs), Graphene and silicon nanowires (Si-NWs) to support development and manufacturing for battery materials used in electric vehicles. CVD received two system orders in 2021 to deposit coatings onto powders used in silicon-graphite anodes, including a production system and a second for research and material development. Both systems are planned to ship in the middle of 2022.

In addition, demand for Silicon Carbide wafers to support high power electronics for energy storage and transmission/charging has resulted in a multi system order from a US-based, Silicon Carbide wafer provider for approximately $2 million. The systems are scheduled to be delivered in 2022.

CVD is also a leading manufacturer of Chemical Vapor Infiltration (CVI) and Tow-Coating Systems to manufacture ceramic composite materials (CMCs) for Aerospace gas turbine engine applications. Even though the aerospace industry has been greatly impacted by the COVID-19 global pandemic, according to industry forecasts, the demand for increased manufacturing is anticipated to recover in 2023.

All of these business growth opportunities are consistent with our strategic plan to address and serve growth production markets.

During February 2021, in order to increase our liquidity and to provide necessary working capital to support our on-going business and operations, the Board decided to sell its facility located at 555 North Research Place, Central Islip, NY (the “555 Building”). On March 29, 2021, we entered into an agreement with Steel K, LLC for the sale of the 555 Building, and on July 26, 2021 we closed on the sale of the 555 Building. The sale price was $24,360,000, subject to adjustment for apportionments, adjustments and credits. A portion of the sale proceeds were used to satisfy the existing mortgage debt on the 555 Building, including interest and fees, in the amount of $9,352,719, as well as various costs related to the closing of the transaction. We recognized a gain on the sale of the building in the amount of $6,894,109 and received approximately $14,000,000 in net proceeds.

Management determined the 555 Building was not needed for its on-going business operations and concluded that any remaining elements of the Materials Business could be consolidated into its remaining facility in Central Islip (the “355 Building”), which we believe can accommodate our growth-related needs for the foreseeable future. In April 2021, we completed the transfer of our United States Tantaline equipment to the 355 Building, while the MesoScribe consolidation into the 355 Building was completed during Q3 2021. All functions of the Tantaline product line have been consolidated into the Denmark facility and, the expenses related to Tantaline operations in the United States have ceased.

In April 2021, we filed an application for forgiveness on our Paycheck Protection Program (the “PPP”) loan and on June 14, 2021 we received a notification from our lender that on June 10, 2021 the SBA approved our PPP Loan forgiveness application and remitted payment to the lender for the entire principal amount of the PPP Loan and accrued interest. As a result, we recognized in the year ended December 31, 2021 a gain on debt extinguishment in the amount of $2,443,418.

Segments

CVD/First Nano supplies state-of-the-art chemical vapor deposition systems for use in the research, development and manufacturing of aerospace, medical components, semiconductors, LEDs, battery nanomaterial, carbon nanotubes, nanowires, solar cells and a number of other industrial applications. We utilize our expertise in the design and manufacture of chemical vapor deposition systems to work with laboratory scientists to bring state-of-the-art processes from the research laboratory into production, as well as to provide production equipment and process solutions based on our designs. CVD/First Nano also operates our Application Laboratory where our personnel interact directly with the scientists and engineers of our customer base. CVD/First Nano operates from our facility in Central Islip, New York.

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

Tantaline® treatment is a diffusion bonded protective layer of tantalum formed by chemical vapor deposition on the surface of common materials. Tantalum is the most corrosion resistant metal commercially available. This surface layer provides protection against many of the most aggressive environments, including high temperature concentrated acid. Since early 2021, all sales and technical support has been consolidated into our European facility located in Nordborg, Denmark, in addition to the existing production provided from this facility. We continue to develop new Tantalum processes to improve the corrosion resistance of additional base material such as Nickel based alloys. To support a return to profitability, the Company implemented plans in 2021 to eliminate further investment in our Tantaline product line. Undertaking these actions, including all sales, operations and marketing residing in Denmark, and our focused customer support and increased demand for the Tantaline coating services, we achieved favorable results in 2021 including profitability and positive cash flow at our Denmark Tantaline operations.

MesoScribe Technologies provides MesoPlasma™ printing services and products (heaters, antennas, and sensors) to aerospace, satellite, power generation, defense, and other markets requiring high performance. During the third quarter of 2021, we completed the move of our MesoScribe operations into the 355 Building in Central Islip, New York.

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

Chemical Vapor Deposition Systems - Used in a variety of models for laboratory research and production. All models are offered as standard with total system automation, a microprocessor control system which allows the user to measure, predict and regulate gas flow, temperature, pressure and chemical reaction rates, thus controlling the process in order to enhance the quality of the materials produced. Our standard microprocessor control system is extremely versatile and capable of supporting the complete product line and most custom system requirements. These chemical vapor deposition systems are typically priced between $200,000 and $2,500,000, but can be significantly higher for plant size chemical vapor deposition systems.

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

Principal Materials Products

Quartz-ware: All process equipment, especially systems in production/manufacturing environments, require routine maintenance, consumable and spare parts. One such spare part and consumable which is core to our technology offering is quartz hardware. We provide standard and custom fabricated quartz-ware used in our equipment and to a lesser extent for other customer tools. We also provide repair and replacement of existing quartz-ware. The business volume is favorably impacted by our CVD/First Nano systems being in production/manufacturing environments.

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

Markets and Marketing

We serve multiple emerging and mature global markets including aerospace, defense, biomedical implants, microelectronic and micromechanical devices, semiconductor, universities and research centers. Due to the highly technical nature of our products, we believe it is essential to contact customers directly through our sales personnel and through a network of domestic and international independent sales representatives and distributors specializing in the type of equipment, products and services that we sell. In addition to our traditional customer base, we are now accessing new markets and new customers through MesoScribe® and other components of our materials business. Our primary marketing activities include direct sales contacts, participation in trade shows (which were significantly impacted in 2020 by COVID-19) and our internet websites www.cvdequipment.com, cvdmaterialscorporation.com, www.stainlessdesign.com, www.firstnano.com, tantaline.com and www.MesoScribe.com.

Customers

In 2021, with the management restructuring of the company, we increased our customer engagement efforts with key industrial and research customers. The result of the increased engagement was a 100% year -over -year increase in CVD equipment systems orders. We continue to work on expanding our product and service offerings. Our systems and products are used in both advanced materials research and in production applications. We market and sell primarily to aerospace/defense, electronic component manufacturers, institutions involved in electronic component research (such as universities, government and industrial laboratories) and to industries such as medical that require specialized coatings. We have both a domestic and international customer base with hundreds of installed systems.

Given the complexity of some of the systems we sell, revenue from a single customer in any one year can exceed 10.0% of our total sales. There were no customers in fiscal year 2021 that exceeded 10% of our revenues, while two customers represented 30.5% of our annual revenues in fiscal year 2020. We believe that our relationships with these customers are positive and may provide us with ongoing continuous sustainability for years to come, however the loss of a large customer would have to be replaced by others, and our inability to do so could have a material adverse effect on our business and financial condition.

For the year ended December 31, 2021, approximately $4.3 million or 26.0% of our revenues were generated by sales to customers outside the U.S., compared to approximately $2.8 million or 16.8% for the year ended December 31, 2020.

Warranties

Warranties on our equipment are typically for twelve months but can range up to twenty-four months from shipment with extended contracts. We furnish any warranties from original manufacturers of components used in our products. We provide service and support for our installed base of equipment with in-house field service personnel. Warranty costs, including those incurred in fiscal years 2021 and 2020, are and have been historically insignificant and expensed as incurred.

Competition

We can experience intense direct competition from both domestic and international competitors in all of our equipment segments. Our First Nano product line, targeted at universities and introductory sites, faces price pressure from lower value-added competitors. Our MesoScribe operations, which is in the adoption phase, faces barriers from established indirect competitors of existing solution providers. We are aware of other competitors that offer a substantial number of products and services comparable to ours. Many of our competitors (including customers who may elect to manufacture systems for internal use) have financial, marketing and other resources greater than our own. To date, we believe that each of our product and service segments has been able to compete favorably in markets that include these competitors, primarily on the basis of know-how, technical performance, quality, delivery, price and aftermarket support. We will continue to focus on products which serve markets that are growing and where we have a technical and commercially competitive advantage.

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

Sources of Supply

Many of the components used in producing our products are purchased from unrelated suppliers. We have OEM status with our suppliers but we are not obligated to purchase a pre-determined quantity. We are not dependent on a principal or major supplier and alternate suppliers are available. Historically, subject to lead times, the components and raw materials we used in manufacturing our products were readily obtainable. Presently, a majority of our suppliers have been adversely impacted by the ongoing supply chain disruptions due to the effects of COVID-19 pandemic and geopolitical developments across Europe and Asia.

Currently we maintain a fully-equipped machine shop that we use to fabricate a significant portion of our metal components in-house, including the most intricately designed parts of our equipment. Similarly, our quartz fabrication capability is sufficient to meet our quartz-ware needs.

Materials procured from the outside and/or manufactured internally undergo a rigorous quality control process to ensure that the parts meet or exceed our requirements and those of our customers. Upon final assembly, all equipment undergoes a final series of complete testing to ensure maximum product performance.

Backlog

As of December 31, 2021, our order backlog was approximately $10.4 million, compared to $5.7 million as of December 31, 2020, an increase of $4.7 million. While the negative effect of COVID-19 crisis continues to impact the aerospace industry, due to reduced travel and reduction of industry gas turbine engine sales, we have achieved increased new orders during the quarters ended June, September and December 2021 in the amounts of $6.0 million, $6.1 million and $5.2 million. This resulted in the increased backlog at December 31, 2021. Aerospace sales have represented as much as 60% of our total revenue. We continue to work at diversifying our customer base away from any one customer as we focus on new opportunities with new and existing customers within our existing marketplaces and in new applications. The timing for completion of backlog varies depending on the product mix and can be as long as two years or as short as 30-60 days. Order backlog is usually a reasonable management tool to indicate expected revenues, however, it does not provide an assurance of future achievement or profits as order cancellations or delays are possible.

Intellectual Property

Our success is dependent, in part upon the development and protection of our proprietary technology and other proprietary rights. We have historically protected our proprietary information and intellectual property such as design specifications, blueprints, technical processes and employee know-how through the use of patents and non-disclosure agreements. In the area of patents, we see value in having protected intellectual property and will continue to file for patent protection of our proprietary technology that we believe has the potential to be incorporated into our products and sold to multiple customers.  We also maintain and/or assert rights in certain trademarks relating to certain of our products and product lines, and claim copyright protection for certain proprietary software and documentation.

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

Research and Development

Our Application Laboratory, together with a number of leading universities and startup companies with whom we partner from time to time, conducts cutting-edge research on the growth and infiltration of carbon nanotubes, graphene and nanowires as well as on selected aerospace manufacturing processes. The results of this research could have far reaching implications concerning the use and manufacture of carbon nanotubes, graphene, nanowires and aerospace coatings for many markets. Our intention is that together with leading edge universities and start-up companies and major aerospace/defense companies, we will leverage our collective expertise in this field, which we believe will allow us to capitalize on commercial opportunities in the future.

In 2021, we incurred approximately $481,000 in research and development expenses as compared to $373,000 in 2020.

Government Regulation

We are subject to a variety of federal, state and local government regulations, such as environmental, COVID-19 compliance, labor and export control. We believe that we have obtained all necessary permits to operate our business and that we are in material compliance with all laws and regulations applicable to us. These regulations change on an ongoing basis and the effect of these changes could materially impact our business in certain technology areas and regions.

Utilizing our in-house safety team, engineering expertise and consultants as required, we continue to monitor and comply with applicable Environmental Health and Safety regulations at our facilities as well as the installation of equipment at our customer facilities.

With respect to our sales to customers located in China or elsewhere outside the United States, products which (i) are manufactured in the United States, (ii) incorporate controlled U.S. origin parts, technology, or software, or (iii) are based on U.S. technology, are subject to the U.S. Export Administration Regulations (“EAR”). We continue to monitor, review and maintain ongoing compliance with EAR with respect to our export sales.

Insurance

Our products are used in our customers’ manufacturing processes, which in some cases contain explosive, flammable, corrosive and toxic gases. There are potential exposures to personal injury as well as property damage, particularly if operated without regard to the design limits of the systems and components. Additionally, the end products of some of our customers are used in areas such as aerospace and high-tech devices where safety is of great concern. Management reviews its insurance coverage on an annual basis or more frequently if appropriate and we believe we have the types and amounts of insurance coverage that are sufficient for our business.

Human Capital Resources

At December 31, 2021, we had 113 employees. We had 61 employees in manufacturing, 21 in engineering (including research and development and efforts related to product improvement) 3 in field service, 8 in sales and marketing and 20 in general management, maintenance and administration, compared to 130 employees as of December 31, 2020. None of our employees were subject to a collective bargaining agreement. We generally consider our employee relations to be good.

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

Employee Compensation

In addition, our new management undertook and continues to review our employee compensation programs to better align the compensation of our employees with our performance and personal performance, and to provide the proper short-term and long-term incentives to attract, retain and motivate them to achieve superior results. We believe we must offer wages that are competitive and consistent with employee positions, skill levels, experience and knowledge, and in order to do so we may work with a nationally recognized outside compensation and benefits consulting firm to independently evaluate the effectiveness of our executive and non-executive compensation and benefit programs and to provide benchmarking against our peers within our industry.

Employee Safety

The health and safety of our employees and partners is our highest priority, and this is consistent with our operating philosophy. We maintain strong environmental, health and safety protocols that focus on implementing policies and training programs, as well as performing self audits to ensure our colleagues and partners leave the workplace safely on a daily basis. Our safety focus is also evident in our response to the COVID-19 pandemic, which included:

●	adding work from home flexibility;
●	adjusting attendance policy is to encourage those who are sick to stay home;
●	increase in cleaning protocols;
●	establishing proper physical distancing procedures for on site employees;
●	providing additional personal protective equipment and cleaning supplies;
●	requiring masks to be worn at all locations, where allowed or required by local law;
●	limiting all domestic and international nonessential travel for all employees; and
●	implementing protocols to address actual and suspected COVID-19 cases and potential exposure.

Item 1A.	Risk Factors

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

We are presently experiencing Supply chain delays and cost increases that may adversely affect our business.

The COVID-19 pandemic has adversely impacted worldwide supply chains and the ability to obtain sufficient amounts of component parts. In addition, geopolitical developments across Europe and Asia have and may continue to restrict our ability to procure raw materials and components such as nickel and integrated circuits. Furthermore, disruptions and delays in the ability of our third party freight carriers to transport these items to our manufacturing facility also continues to be a challenge. During the third and fourth quarters of 2021, and into 2022, we experienced increased costs on certain components as well as delays in supply chain delivery, which may also impact our ability to recognize revenue and reduce our gross profit margins, as well as extend our manufacturing lead times and reduce our manufacturing efficiencies. We have commenced placing orders with more lead time to help mitigate the manufacturing delays, as well as assessing other suppliers or components to attempt to mitigate the potential cost impacts. In addition, we are utilizing our in-house flexible manufacturing to attempt to further mitigate both potential schedule delivery delays and material cost increase, as well as increasing sales prices. While we have initiated actions to mitigate the potential negative impacts to our revenue and profitability, there can be no assurance of the ultimate impact and the length of time period that the supply chain factors may impact our revenues and profitability.

A pandemic, epidemic or outbreak of an infectious disease such as COVID-19 in the United States or worldwide has adversely affected our business.

Our operations expose us to risks associated with pandemics, epidemics or other public health emergencies, such as the outbreak of coronavirus disease (COVID-19) which has spread from China to the rest of the world.  Outbreaks such as these have resulted, and can continue to result, in governments around the world implementing increasingly stringent measures to help control the spread, including quarantines, "shelter in place" and "stay at home" orders, travel restrictions, business curtailments, school closures, and other measures.  These actions with respect to the COVID-19 outbreak have negatively impacted, and could continue to have negative impacts on, our operations, supply chain, transportation networks, customers and employees.  The COVID-19 outbreak has materially and adversely affected, and any continuing economic downturn as a result of this pandemic could continue to adversely affect, demand for our products, and negatively impact our business or results of operations through the temporary closure of our operating locations or those of our customers or suppliers. In particular, the aerospace sector, for which we rely on a significant part of our business, has been faced with significant reductions to its business due to lack of air travel.

Since the end of our first quarter 2020, we have experienced the impacts of COVID-19 on our markets and operations which have included significant decreases in demand, supply chain disruptions, and logistics constraints.  Given government mandates and concerns over employee safety, some of our production facilities were closed or significantly slowed production during the end of the first quarter 2020 and into the second quarter 2020.  The extent to which COVID-19 has and may continue to adversely impact our business depends on future developments, which are highly uncertain and unpredictable, including new information concerning the severity of the outbreak and the effectiveness of actions globally to contain or mitigate its effects.  While we expect this situation to continue to materially and adversely impact our financial results, the current level of uncertainty over the economic and operational impacts of COVID-19 means the related financial impact cannot be reasonably estimated at this time.

Inflation has and may continue to adversely affect our business, financial condition and results of operations

Recent inflation has adversely affected our costs, including the cost of materials, production, and labor. As such, we have had to implement measures to mitigate the negative impacts of inflation on our costs. Longstanding or increased periods of inflation could perpetuate these material adverse effects on our business, financial condition and results of operations.

We may be unable to obtain required export licenses for the sale of our products.

Whether with respect to sales to customers located in China or otherwise, products which (i) are manufactured in the United States, (ii) incorporate controlled U.S. origin parts, technology, or software, or (iii) are based on U.S. technology, are subject to the U.S. Export Administration Regulations (“EAR”) when exported to and re-exported from international jurisdictions, in addition to the local jurisdiction’s export regulations applicable to individual shipments. Licenses or proper license exceptions may be required for the shipment of our products to certain customers or countries. Obtaining an export license or determining whether an export license exception exists often requires considerable effort by us and cooperation from the customer, which can add time to the order fulfillment process. We may be unable to obtain required export licenses or qualify for export license exceptions and, as a result, we may be unable to export products to our customers and/or meet their servicing needs. Non-compliance with the EAR or other applicable export regulations could result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and the seizure of commodities. In the event that an export regulatory body determines that any of our shipments violate applicable export regulations, we could be fined significant sums and our export capabilities could be restricted, which could have a material adverse impact on our business.

We might require additional financing.

Our continuing operating losses and decline in revenues may make it difficult for us to obtain financing on commercially reasonable terms, if at all. If adequate financing is not available if and when required on commercially reasonable terms, if at all, our business and operations may be materially and adversely affected. In addition we could issue additional common stock, to fund our growth initiatives and operations which could materially dilute the ownership interests of the then existing shareholders.

We have made investments in our proprietary technologies. If third parties violate our proprietary rights, or accuse us of infringing upon their proprietary rights, such events could result in a loss of value of some of our intellectual property or costly litigation.

We attempt to protect certain of our intellectual property rights by obtaining patent and trademark protection where we believe it is appropriate to do so. While patent, copyright and trademark protection for our intellectual property may be important, we believe our future success in highly dynamic markets is most dependent upon the technical competence and creative skills of our personnel.  We may also attempt to protect our trade secrets and other proprietary information through confidentiality agreements with our customers, suppliers, employees and consultants, and through other internal security measures.  However, these employees, consultants and third parties may breach these agreements, and we may not have adequate remedies for wrongdoing.  In addition, the laws of certain territories in which we sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States.

Occasionally, we may receive communications from other parties asserting the existence of patent rights or other intellectual property rights that they believe cover certain of our products, processes, technologies or information. In addition, it is possible we could have a dispute with a customer concerning the use of intellectual property utilized in their equipment.  If such cases arise, we will evaluate our position and consider the available alternatives, which may include seeking licenses to use the technology in question on commercially reasonable terms, developing new alternative technology or defending our position.  Nevertheless, we cannot ensure that we will be able to obtain licenses, or, if we are able to obtain licenses, that related terms will be acceptable, or that litigation or other administrative proceedings will not occur.  Defending our intellectual property rights through litigation could be very costly.  If we are not able to negotiate the necessary licenses on commercially reasonable terms or successfully defend our position, our ability to utilize such intellectual property could substantially inhibit our access to certain markets and our ability to compete in these markets which could have a material adverse effect on our financial position and results of operations.

Historically, we have maintained a highly concentrated customer base so that changes in ordering patterns, delays or order cancellations could have a material adverse effect on our business and results of operations.

While in 2021 no customers account for greater than 10% of our annual revenues, the loss of a major customer would have to be replaced by others, and our inability to do so may have a material adverse effect on our business and financial condition. We expect that contracts or orders from a relatively limited number of customers will, at times, continue to account for a substantial portion of our business. The mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If any major customer did not place orders, or substantially reduced, delayed or cancelled orders, we may not be able to replace the business in a timely manner or at all, which can and has had a material adverse effect on our results of operations and financial condition. Major customers may also seek, and on occasion receive, pricing, payment, intellectual property-related, or other commercial terms that are less favorable to us and can hurt our competitive position.

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

In January 2021, we began an intensive analysis of our entire business and operations including the Materials Business. Based upon that analysis we believed our primary focus should be on the core equipment business and that the Materials Business strategy should be revised, with some of its current elements potentially minimized or ceased.  Based upon that analysis, we forecasted continued losses and negative cash flow for our Tantaline product line and as a consequence, we have implemented plans to eliminate further investment in our Tantaline product line. This resulted in a discontinuation of all US Tantaline operations, including the halting of substantial capital investments, and the consolidation of all Tantaline operating activities into the Denmark Tantaline facility. In addition, we recorded an impairment charge of $3.6 million in the fourth quarter and year ended December 31, 2020.

Our success is highly dependent on the technical, sales, marketing and managerial contributions of key individuals, including our Chief Executive Officer and President, and we may be unable to retain these individuals or recruit others.

We depend on our senior executives including our Chief Executive Officer and President, and certain key managers as well as, engineering, research and development, sales, marketing and manufacturing personnel, who are critical to our business. With the exception of our Chief Executive Officer and President, and our Chief Financial Officer, we do not have employment agreements with our key employees. Furthermore, the current labor market remains very competitive and challenging for the acquisition and retention of key employees. Larger competitors may be able to offer more generous compensation packages to our executives and key employees, and therefore we risk losing key personnel to those competitors. If we were to lose the services of any of our key personnel, our engineering, product development, manufacturing and sales efforts could be slowed. We may also incur increased operating expenses, and be required to divert the attention of our senior executives to search for their replacements. The integration of any new personnel could disrupt our ongoing operations.

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

The industries in which we operate are characterized by ongoing changes, including:

●	the availability of funds for research and development;
●	global and regional economic conditions;
●	governmental budgetary and political constraints;
●	changes in the capacity utilization and production volume for research and industrial applications in the markets in which we operate;
●	the profitability and capital resources of manufacturers in the markets in which we operate; changes in technology;
●	The effects of the COVID-19 pandemic; and
●	Geopolitical developments across Europe and Asia

For these and other reasons, our results of operations for past periods may not necessarily be indicative of future operating results.

Volatile and cyclical demand for our products may make it difficult for us to accurately budget our expense levels, which are based in part on our projections of future revenues.

Historically, demand for our equipment and related consumable products have been volatile as a result of sudden changes in supply and demand, and other factors in the manufacturing process. Our orders tend to be more volatile than our revenue, as any change in demand is reflected immediately in orders booked, which are net of cancellations, while revenue, tends to be recognized over multiple quarters as a result of procurement and production lead times, and the deferral of certain revenue under our revenue recognition policies. The fiscal period in which we are able to recognize revenue is also at times subject to the length of time that our customers require to evaluate the performance of our equipment. This could cause our quarterly operating results to fluctuate.

When cyclical fluctuations result in lower than expected revenue levels, operating results have been and may continue to be materially adversely affected and cost reduction measures have been and may continue to be necessary for us to remain competitive and financially sound. During a down cycle, we must be able to make timely adjustments to our cost and expense structure to correspond to the prevailing market conditions. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and the number of our personnel to meet customer demand, which may require additional liquidity. We can provide no assurance, that these objectives can be met in a timely manner in response to changes within the industry cycles in which we operate. If we fail to respond to these cyclical changes, our business could be seriously harmed. In 2019, 2020 and 2021, we reported operating losses of, ($4,985,000), ($7,824,000) and ($4,807,000), respectively.

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

We are presently experiencing increased pricing pressure from reduced funding and increased competition.

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

Our business depends on timely supply of equipment, services and related products that meet the rapidly changing technical and volume requirements of our customers. Some key parts to our products are subject to long lead-times and/or obtainable only from a single supplier or limited group of suppliers. Cyclical industry conditions and the volatility of demand for manufacturing equipment increase capital, technical, operational and other risks for us and for companies throughout our supply chain. Further, these conditions may cause some suppliers to scale back operations, exit businesses, merge with other companies, or file for bankruptcy protection and possibly cease operations. We have also experienced and continue to experience significant disruptions in our supply chain, resulting in delays and higher costs to procure certain components and materials that we utilize in our business.

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

Our backlog, consists of orders for customized systems including our chemical vapor deposition equipment and annealing and diffusion furnaces which are built to client specifications. We also have a significant concentration of revenue with customers exceeding 10% of revenues. There were no customers in fiscal year 2021 that exceeded 10% of our revenues, while two customers represented 30.5% of our annual revenues in fiscal year 2020. These customized systems can have prices that range from $200,000 to several million dollars, depending on the configuration, specific options included and any special requirements of the customer.  Because our orders are subject to cancellation or delay by the customer, our backlog at any particular point in time is not necessarily representative of actual sales for succeeding periods, nor does our backlog provide any assurance of achievement of revenues or that we will realize a profit from completing these orders.  Our financial position and results of operations could be materially and adversely affected should any large system order be cancelled prior to shipment, or not be accepted by the customer due to alleged non-conformity with product specifications or otherwise. Likewise, a significant change in the liquidity or financial position of any of our customers that purchase large systems, could have a material impact on the collectability of our accounts receivable and our future operating results.  Our backlog does not provide any assurance that we will realize a profit from those orders, or indicate in which period revenue will be recognized.

We may not be able to hire or retain the number of qualified personnel, particularly engineering personnel, required for our business, which would harm the development and sales of our products and limit our ability to grow.

Competition in our industry for senior management, technical, sales, marketing and other key personnel is intense and has been made even more challenging in the current labor market. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to a lack of capacity to develop and market our products.

In particular, we have, from time to time, experienced difficulty in hiring and retaining skilled engineers with appropriate qualifications to support our growth strategy. In addition, the “Great Resignation” has resulted in a high level of mobility of employees in many industries which makes it more difficult and costly to attract and retain qualified personnel. Our success depends on our ability to identify, hire, train and retain qualified engineering personnel with experience in equipment design. Specifically, we need to continue to attract and retain mechanical, electrical, software and field service engineers to work with our direct sales force to technically qualify and perform on new sales opportunities and orders, and to demonstrate our products.

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

We provide complex products that often require substantial lead-time for design, ordering parts and materials, and for assembly and installation. The time required to design, order parts and materials and to manufacture, assemble and install our products, may in turn lead to delays or shortages in the availability of some products. If a product is delayed or is the subject of shortage because of problems with our ability to design, manufacture or assemble the product on a timely basis, obtain necessary materials and components, or if a product or software otherwise fails to meet performance criteria, we may lose revenue opportunities entirely, or experience delays in revenue recognition associated with a product or service. In addition, we may incur higher operating expenses during the period required to correct the problem.

Our business might be adversely affected by our dependence on foreign business.

During the year ended December 31, 2021, approximately $4.3 million or 26.0% of our revenues were generated by sales to customers outside the U.S. compared to approximately $2.8 million or 16.8% for the year ended December 31, 2020.

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

We do not manufacture many components used in the production of our products, and consequently, we use numerous unrelated suppliers of materials and components.  Due to the impact of the COVID-19 pandemic and geopolitical developments across Europe and Asia, we are experiencing reduced quantities of raw materials and components. In turn, any reduction in the availability of these materials and components may reduce our ability to obtain sufficient amounts in a cost-effective manner. We generally do not have guaranteed supply arrangements with our suppliers.  Because of the variability and uniqueness of our customer’s orders, we try to avoid maintaining an extensive inventory of materials and components for manufacturing. While we are not dependent on any principal or major supplier for most of our material and component needs, switching over to an alternative supplier may take significant amounts of time and added expense, which could result in a disruption of our operations and adversely affect our business.

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

●	receipt of large orders or cancellations of orders for our products;
●	issues associated with the performance and reliability of our products;
●	actual or anticipated variations in our results of operations;
●	announcements of financial developments or technological innovations;
●	changes in recommendations and/or financial estimates by investment research analysis;
●	strategic transactions, such as acquisitions, divestitures, or spin-offs;
●	offerings of our securities;
●	the occurrence of major catastrophic events, including the effects of the spread of COVID-19; and
●	low trading volume

Significant price and value fluctuations have occurred with respect to our publicly traded securities and those of technology companies generally. The price of our common shares is likely to be volatile in the future. In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. If similar litigation were pursued against us, it could result in substantial costs and a diversion of management’s attention and resources, which could materially and adversely affect our financial condition, results of operations, and liquidity.

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

While we have an active security training program for all employees during the year, utilize intrusion prevention and detection systems, as well as hardware firewall and virus security, the costs to address the foregoing security problems and security vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential customers, impeding our sales, manufacturing, distribution, or other critical functions. In addition, breaches of our security measures and the unapproved dissemination of proprietary information or sensitive data about us, our customer, or other third parties, could expose us, our customers, or other third parties to a risk of loss or misuse of this information, result in litigation and potential liability for us, damage our reputation, or otherwise harm our business.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Description of Property.

Owned Locations	Size (sf)	Segment	Mortgage/Loan	Principal use
Central Islip, NY	130,000	CVD Equipment	Yes (1)	Corporate: R&D; Manufacturing

Saugerties, NY	22,000	SDC	No	Administration; Manufacturing

Leased Locations	Size (sf)	Segment	Lease term	Principal use
Nordborgvej, Denmark	7,793	CVD Materials	5/31/22 (2)	Process Coatings, Administration

(1)	On March 1, 2022, according to the terms of the agreement, the loan amount outstanding of approximately $1.7 million was satisfied.

(2)	The lease term expires the later of 5/31/22 or upon four months written notice by CVD or Landlord. Ongoing discussions with the Landlord continue.

Item 3.	Legal Proceedings.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the NASDAQ Capital Market under the symbol “CVV.” The following table sets forth, for the periods indicated, the high and low prices of our common stock on the NASDAQ Capital Market.

	High	Low
Year Ended December 31, 2021:
1st Quarter	$6.86	$3.83
2nd Quarter	5.11	3.85
3rd Quarter	5.27	3.96
4th Quarter	5.85	4.09

	High	Low
Year Ended December 31, 2020:
1st Quarter	$5.59	$1.95
2nd Quarter	4.10	2.20
3rd Quarter	4.70	2.64
4th Quarter	7.47	2.85

As of March 15, 2022, there were approximately 80 holders of record and approximately 3,300 beneficial owners of our common stock, and the closing sales price of our common stock as reported on the NASDAQ Capital Market was $3.92.

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

Equity Compensation Plan Information Table

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2021.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders	618,500	$7.32	138,198

Equity compensation plans not approved by security holders	--	N/A	--

Total	618,500	$7.32	138,198

(1)	Reflects aggregate options and restricted stock awards outstanding under our 2001 Stock Option Plan, 2007 Share Incentive Plan and 2016 Equity Incentive Plan.

(2)	Calculation is exclusive of the value of any unvested restricted stock awards.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include but are not limited to: competition in the Company’s existing and potential future product lines of business; the Company’s ability to attract and retain key personnel and employees; the Company’s ability to obtain financing on acceptable terms if and when needed; uncertainty as to the Company’s future profitability, uncertainty as to the future profitability of acquired businesses or product lines, uncertainty as to any future expansion of the Company, uncertainty as to the Company’s ability to adequately obtain raw materials and components from foreign markets in light of geopolitical developments and the effect of the novel coronavirus (COVID-19) on our business and operations (including with respect to supply chain disruptions), and those of our customers, suppliers and other third parties . Other factors and assumptions not identified above were also involved in the derivation of these forward-looking statements and the failure of such assumptions to be realized as well as other factors may also cause actual results to differ materially from those projected. The Company assumes no obligation to update these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements. Past results are no guaranty of future performance. You should not place undue reliance on any forward-looking statements, which speak only as of the dates they are made. When used with this Report, the words “believes”, “anticipates”, “expects”, “estimates”, “plans”, “intends”, “will” and similar expressions are intended to identify forward-looking statements.

Executive Level Summary

CVD has continued to serve the advanced materials markets with chemical vapor and thermal process equipment for over 38 years. Our products are used in research and development centers as well as in production environments. We develop, design, manufacture and service a broad range of chemical vapor deposition, gas control and other state-of-the-art process equipment and solutions used in advanced materials and coatings. We serve markets ranging from academic/research initiatives to industrial applications. With the adoption of our technology in these markets we see increased usage of our systems across production environments. Major target markets for our business include advanced nanomaterials, batteries and Silicon Carbide for high power electronics; aerospace gas turbine engines and structural components; medical devices (such as implants); advanced semiconductor devices and Silicon for solar cells; and carbon nanotubes and nanowires. Our Application Laboratory supports the development of new material systems and processes. Our CVD Materials group provides material coating services, process development support and process startup assistance with the focus on enabling tomorrow’s technologiesTM. Our Mesoscribe product line continues to support the aerospace and defense markets with robust direct write instrumentation. Our CVD Tantaline subsidiary which underwent a restructuring and consolidation in 2021 provides chemical-resistant coating services to many industrial applications.

Based on more than 38 years of experience, we use our capabilities in process development, engineering and vertical manufacturing to transform new applications into mainstream manufacturing solutions. We have built a significant library of design expertise, know-how and innovative solutions to assist our customers in developing these intricate processes and to accelerate their production and commercialization. This library of equipment design solutions, along with our manufacturing and systems integration facilities, allows us to provide application-specific design, process and manufacturing solutions to our customers.

To expand our presence into various growth markets, we are developing a line of proprietary standard use products to complement our customized legacy systems. Historically, we manufactured products for research and development on an application-specific basis to meet an individual customer’s specific research and production requirements. Our proprietary systems leverage the technological expertise that we have developed through designing these custom systems into a broader standardized product line. The standard product line is easily configured from a wide range of available options to meet diverse product and budgetary requirements. Manufacturing these standardized systems in higher volumes provides us the flexibility to reduce both the cost and delivery time of our systems. These systems, which we market and sell under the EasyTube® and CVD product lines, are sold to universities, research laboratories, and production companies in the United States and throughout the world.

Sales of our proprietary standard systems, custom systems and process solutions have been driven by our installed customer base, which includes Fortune 500 companies. The performance and success of our products has historically driven repeat orders from existing customers as well as generated business from new customers. Furthermore, with our proprietary solutions and expanded focus on “accelerating the commercialization of tomorrow’s technologies”TM we have been developing a new customer base in addition to growing with our existing customers. We have generally gained new customers through our industry reputation, as well as limited print advertising and trade show attendance (which has been negatively impacted by COVID-19 in 2020, 2021 and into 2022).

Our core competencies in equipment and software design, manufacturing and process development are used to engineer our finished products and to accelerate the commercialization path of our customer base. Our proprietary real-time software allows for rapid configuration, and provides our customers with enabling tools to understand, optimize and repeatedly control their processes. These factors significantly reduce cost, improve quality and reduce the time it takes between customers’ orders and the shipment of our products. Our Application Laboratory allows customers the option to bring up their process tools in our Application Laboratory and to work collaboratively with our scientists and engineers to optimize process performance.

In 2021 our focus has been on our growth markets, the development of standard product solutions and being able to provide solutions from gas/liquid storage through process and process by-product treatment. This has allowed us to provide increased value to our customers.

2021 Developments

In January 2021, our Board of Directors appointed Emmanuel Lakios as President and Chief Executive Officer (previously our Vice-President, Sales and Marketing) to, among other things, evaluate our business strategy and operations, and set a new course toward growth and profitability. Based on this evaluation, our Board concluded that our primary focus should be on bolstering our core equipment business. Furthermore, due to continued losses and the significant investments required to continue its present operations, we aim to revise the current strategy of our Materials business, potentially reallocating or ceasing existing elements entirely.  Based upon that analysis and planning, which included forecasted losses and negative cash flows for the Tantaline product line, we implemented plans to eliminate further investment in our Tantaline product line. This resulted in a discontinuation of all US Tantaline operations, including the freezing of substantial capital investments and the consolidation of all Tantaline operations into the Denmark Tantaline facility. In addition, we recorded an impairment charge of $3.6 million during the fourth quarter and year ended December 31, 2020, related to the long lived assets of Tantaline. With these actions completed, including the migration of all sales, operations and marketing to Denmark, and our focused customer support and increased demand for the Tantaline coating services, we are pleased with the favorable results achieved in 2021 including achieving profitability and positive cash flow at our Denmark Tantaline operations.

We continue to monitor the results of our growth and profitability initiatives, and we will take actions as required to improve our results in line with anticipated revenue levels. The 2021 company strategy to focus on growth market applications has yielded multi system orders in the Silicon Carbide wafer and Battery nanomaterial fields, both fields are essential for the support of the Electric Vehicles (EV) market.  These orders will provide us with standard product to continue to support the EV focused market as well as all energy storage and power transmission. We continue to engage customers in the aerospace market in what we believe will be an eventual recovery in air travel and therefor gas turbine engine components which we provide production solutions and have a considerable installed base of systems.

During 2021, new order bookings exceeded $21 million, representing an increase of approximately 75% compared to 2020. We have achieved order growth in all segments, including a 100% growth in the CVD equipment portion of the business, with 23 system orders in 2021. Our order rate has also increased in the SDC Division and CVD Materials Division which includes the Tantaline and MesoScribe product lines. As a result of increased new orders primarily in the last three quarters of 2021, the result of a recovery in the marketplace, excluding aerospace, as well as our execution of our operating plan, we have achieved four sequential quarters of revenue growth during 2021. Quarterly revenue in 2021 was $3.4 million, $4.0 million, $4.3 million and $4.7 million, during Q1 to Q4, respectively.

Our order rate has benefited from the increased demand for nanotechnology materials including carbon nanotubes (CNTs), Graphene and silicon nanowires (Si-NWs) to support development and manufacturing for battery materials used in electric vehicles. CVD received two system orders in 2021 to deposit coatings onto powders used in silicon-graphite anodes, including a production system and a second for research and material development. Both systems are planned to ship in the middle of 2022.

In addition, demand for Silicon Carbide wafers to support high power electronics for energy storage and transmission/charging has resulted in a multi system order from a US-based, Silicon Carbide wafer provider for approximately $2 million. The systems are scheduled to be delivered in 2022.

CVD is also a leading manufacturer of Chemical Vapor Infiltration (CVI) and Tow-Coating Systems to manufacture ceramic composite materials (CMCs) for Aerospace gas turbine engine applications. Even though the aerospace industry has been greatly impacted by the COVID-19 global pandemic, according to industry forecasts, the demand for increased manufacturing is anticipated to recover in 2023.

All of these business growth opportunities are consistent with our strategic plan to address and serve growth production markets.

During February 2021, in order to increase our liquidity and to provide necessary working capital to support our on-going business and operations, the Board decided to sell its facility located at 555 North Research Place, Central Islip, NY (the “555 Building”). On March 29, 2021, we entered into an agreement with Steel K, LLC for the sale of the 555 Building, and on July 26, 2021 we closed on the sale of the 555 Building. The sale price was $24,360,000, subject to adjustment for apportionments, adjustments and credits. A portion of the sale proceeds were used to satisfy the existing mortgage debt on the 555 Building, including interest and fees, in the amount of $9,352,719, as well as various costs related to the closing of the transaction. We recognized a gain on the sale of the building in the amount of $6,894,109 and received approximately $14,000,000 in net proceeds.

Management determined the 555 Building was not needed for its on-going business operations and concluded that any remaining elements of the Materials Business could be consolidated into its remaining facility in Central Islip (the “355 Building”), which we believe can accommodate our growth-related needs for the foreseeable future. In April 2021, we completed the transfer of our United States Tantaline equipment to the 355 Building, while the MesoScribe consolidation into the 355 Building was completed during Q3 2021. All functions of the Tantaline product line have been consolidated into the Denmark facility and, the expenses related to Tantaline operations in the United States have ceased.

In April 2021, we filed an application for forgiveness on our Paycheck Protection Program (the “PPP”) loan and on June 14, 2021 we received a notification from our lender that on June 10, 2021 the SBA approved our PPP Loan forgiveness application and remitted payment to the lender for the entire principal amount of the PPP Loan and accrued interest. As a result, we recognized in the year ended December 31, 2021 a gain on debt extinguishment in the amount of $2,443,418.

Statements of Operations

	2021	2020

Revenue	$16,446,813	$16,920,219

Cost of revenue	13,907,974	14,037,813

Gross profit	2,538,839	2,882,406

Operating expenses
Research and development	481,186	372,648
Selling and shipping	810,074	580,468
Impairment Charge	-	3,599,322
General and administrative	6,054,832	6,153,925

Total operating expenses	7,346,092	10,706,363

Operating loss	(4,807,253)	(7,823,957)

Other income (expense):
Interest income	5,994	62,667
Interest expense	(261,377)	(444,337)
Gain on Sale of Building	6,894,109	-
Gain on Debt extinguishment	2,443,418	-
Other Income	499,971	603,320
Total other income, net	9,582,115	221,650

Income (loss) before income tax	4,774,862	(7,602,307)

Income tax expense (benefit)	28,377	(1,527,355)

Net income (loss)	$4,746,485	$(6,074,952)

Revenue

	2021	2020	Change	%Change
CVD Equipment	$8,588,541	$10,385,107	$(1,796,566)	(17.3%)
SDC	4,524,767	4,207,182	317,585	7.5%
CVD Materials	3,333,505	2,327,930	1,005,575	43.2%
Total	$16,446,813	$16,920,219	$(473,406)	(2.8%)

Our revenue for the year ended December 31, 2021 was $16.4 million compared to $16.9 million for the year ended December 31, 2020, resulting in a decrease of 2.8%. This was primarily attributable to decreased revenue of $1.8 million from our CVD Equipment segment related to spare parts and equipment sales, offset, in part by, an increase of $1.0 million in our CVD Materials segment and an increase of $.3 million in our SDC segment. Contributing to and compounding this decline, is the negative effect the COVID-19 crisis has had initially in 2020, during 2021 and into 2022 on the aerospace industry, which resulted from reduced travel and reduction of industry gas turbine engine sales. While aerospace sales had represented as much as 60% of our total revenue, during 2021 and 2020 it represented approximately 15.8% and 45.0%, respectively. Further, the impacts of COVID-19 which significantly reduced the Company’s orders commencing in the first quarter of 2020, for the year ended December 31, 2020 and into the first quarter of 2021, has in turn significantly decreased our revenues in the subsequent quarters. In addition, we have had delays, and continue to experience delays in our supply chain delivery of components which hampers our ability to recognize revenue more timely. However, as a result of increased new orders, primarily in the last three quarters of 2021, the result of a recovery in the marketplace, exclusive of aerospace, as well as the execution of our operating plan, we have achieved four sequential quarters of revenue increases during 2021. Quarterly revenue in 2021 was $3.4 million, $4.0 million, $4.3 million and $4.7 million, during Q1 to Q4, respectively.

The revenue contributed for the year ended December 31, 2021, by the CVD Equipment segment, was $8.6 million, or 52.2% of our overall revenue. This represented a decrease of 17.3% or $1.8 million, as compared to $10.4 million in the prior year, which totaled 61.4% of our overall revenue. This revenue decrease is the result of a decrease of $3.5 million from spare parts to support aerospace customers, which was an industry which was negatively affected by the COVID-19 pandemic. This decrease in spare part sales were offset, in part by, increased equipment sales of $1.7 million for industrial / commercial applications. For year end December 31, 2021 and 2020, sales for spares parts were $3.1 million and $6.6 million, respectively and equipment sales were $5.5 million and $3.7 million, respectively.

Revenue for our SDC segment increased to $4.5 million in 2021 for the year ended December 31, 2021 as compared to $4.2 million in 2020, an increase $.3 million or 7.5%. The SDC segment represented 27.5% and 24.9% of our total revenue during the years ended December 31, 2021 and December 31, 2020, respectively.

Revenues for our CVD Materials segment were $3.3 million in the year ended December 31, 2021 as compared to $2.3 million for 2020. The increase of $1.0 million was due to increased Tantaline® related revenue from our Denmark operations of $.5 million and increased MesoScribe revenue of $.5 million, both the result of improvement in new order rates.

Gross Profit

Gross profit for the year ended December 31, 2021 amounted to $2.5 million, with a gross profit margin of 15.4%, compared to a gross profit of $2.9 million and a gross profit margin of 17.0% for the year ended December 31, 2020. The reduction in gross profit and gross profit margin, was the result of the impact of $.5 million in decreased sales as a result of the impact of COVID-19, increased costs on certain components in the second half of the year, and supply chain delays impacting our manufacturing efficiencies, and the impact of fixed costs and payroll to support anticipated higher sales levels in the future, offset in part by reduced employee payroll and related costs commencing in the year ended December 31, 2020 as a result of the COVID-19 mandates imposed. In late 2021, we initiated price increases on new quotations which will attempt to mitigate our cost increases and we anticipate will benefit margins during 2022.

Research and Development, Selling and General and Administrative Expenses

Research and Development:

Due to the technical development required on our custom orders, our research and development team and their expenses are charged to costs of goods sold when they are working directly on a customer project. When they are not working on a customer project, and they work in our Application Laboratory or other research applications, their costs are charged to research and development. For the years ended December 31, 2021 and 2020, we incurred $481,000 and $373,000 respectively of internal research and development costs. This increase is the result of increased efforts on research and development as well as the effects of employee furloughs during the year ended December 31, 2020, as a result of COVID-19 mandates imposed.

Selling:

Selling expenses were $.8 million or 4.9% of the revenue for the year ended December 31, 2021 as compared to $.6 million or 3.4% for the year ended December 31, 2020. During the year ended December 31, 2020, due to COVID-19 related furloughs, selling expenses were impacted by reduced employee and employee related costs and during the year ended December 31, 2021 selling expenses increased due to the comparison to the prior year COVID-19 impacted period. In addition, during 2021 we expanded our focus in customer account engagement which resulted in increased personnel and travel related costs, as well as the transfer of one employee from administration during 2021 to focus on sales and marketing initiatives.

Impairment Charge:

For the year ended December 31, 2020, based upon continued operating losses and negative cash flow for our Tantaline product line and the updated forecasts, the expected future cash flows of the Tantaline business was negative and thus we have recorded an impairment charge related to long-term Tantaline assets of $3.6 million in the fourth quarter and year ended December 31, 2020. We had no recorded impairment charges in the consolidated statement of operations during the year ended December 31, 2021.

General and Administrative:

General and administrative expenses for the year ended December 31, 2021 were $6.1 million or 36.8% of revenue compared to $6.2 million or 36.4% of revenue for the year ended December 31, 2020, a decrease of $.1 million. The decrease in these expenses is primarily due to the reduction in employees and employee-related costs of $346,000, recovery of bad debts of $244,000, reduced depreciation and operating costs primarily due to the 555 Building in the amount of $413,000, offset, in part by, costs to vacate the 555 Building and prepare the 355 Building for the consolidation of operations in the amount of $232,000, related to personnel costs and outside services, increased legal costs of $533,000, of which $135,000 related to the preparation of the sale of the 555 Building, and the balance was related to general corporate governance, employee related matters and intellectual property.

Operating Loss

Our operating loss of $4.8 million, in the year ended December 31, 2021, is primarily the result of lower sales and the reduction in gross profit margins, as compared with an operating loss of $7.8 million (which included a $3.6 million impairment charge) in the year ended December 31, 2020.

Other Income / (Expenses)

Other income (expenses) was $9,582,000 and $221,000 for the year ended December 31, 2021 and 2020, respectively. On July 26, 2021, we sold our 555 building and recognized a gain on the sale in the amount of $6,894,000. Gain on debt extinguishment was $2,443,000 and $0 for the year ended December 31, 2021 and 2020, respectively, the result of forgiveness of the Company’s PPP loan during the year ended December 31, 2021. Other income from subleasing a portion of our 555 Building was $500,000 and $603,000 in the year ended December 31, 2021 and 2020, respectively. The decrease of $103,000 was the result of the impact of the sale of the 555 Building which occurred on July 26, 2021. As a result of lower interest rates, interest income decreased $57,000, to $6,000 for the year ended December 31, 2021 as compared to $63,000 in 2020. In addition, interest expense related to our mortgages decreased $183,000 to $261,000 for the year ended December 31, 2021, as compared to $444,000 in 2020, the result of our 555 Building mortgage satisfied on July 26, 2021.

Income Taxes

For the year ended December 31, 2021, there was a $28,000 income tax expense related to the gain on the sale of the building, which was reduced by the benefit of our net operating loss carryforwards, as compared to an income tax benefit of $1.5 million for the year ended December 31, 2020. On March 27, 2020, the CARES Act was enacted by the United States Congress. As a result of the enactment of the CARES Act, net operating losses (“NOL’s”) generated in 2018-2020 can now be carried back for five years and resulted in the Company recognizing approximately $1.5 million of a tax receivable. We continue to evaluate the potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, cost containment measures and other factors. For the years ended December 31, 2021 and 2020 our tax rate was primarily affected by permanent differences resulting in an effective tax rate of 0.5% and 20.0%.

Net Income (Loss)

As a result of the foregoing factors (including the effect of recognizing a $6.9 million gain on the sale of our 555 Building and $2.4 million in forgiveness of debt income related to our PPP Loan) we reported net income of $4.7 million, or $0.71 per diluted share, for the year ended December 31, 2021, as compared to a net loss of ($6.1 million) (which included the $1.5 million tax benefit as noted above), or $0.91 per diluted share for the year ended December 31, 2020.

Inflation and Supply Chain Matters

During the third and fourth quarters of 2021, and thus far in 2022, we experienced increased costs on certain materials and components as well as delays in supply chain delivery, which may also impact our ability to recognize revenue and reduce our gross profit margins, as well as extend our manufacturing lead times and reduce our manufacturing efficiencies. We have commenced placing orders with more lead time to help mitigate the manufacturing delays, as well as assessing other suppliers or components to attempt to mitigate the potential cost impacts. In addition, we are utilizing our in-house flexible manufacturing to attempt to further mitigate both potential schedule delivery delays and material cost increase. While we have initiated actions to mitigate the potential negative impacts to our revenue and profitability, there can be no assurance of the ultimate impact and the length of time that the supply chain factors may impact our revenues and profitability.

Inflation has also had an impact on salaries and compensation. In an effort to remain competitive in the acquisition and retention of our employees, we have reviewed and adjusted salaries and implemented bonus incentives to mitigate the potential negative impacts of inflation on our employees.

Liquidity and Capital Resources

As of December 31, 2021, we had aggregate working capital of $16.7 million compared to aggregate working capital of $8.1 million at December 31, 2020. Our cash and cash equivalents at December 31, 2021 and 2020 were $16.7 million and $7.7 million, respectively.

Net cash used in operating activities during 2021 was $4.3 million. This is the result of the net income, adjusted for non-cash items (including, gain on sale of building and gain on debt extinguishment), of ($3.5 million). In addition, contract assets increased $2.0 million, accounts receivables increased $.4 million and inventories increased $.1 million, offset, in part by, increased contract liabilities of $.9 million, increased accrued expenses of $.4 million and increase accounts payables of $.3 million and decreased other assets of $.2 million.

In order to increase our liquidity and to provide necessary working capital to support our on-going business and operations, on July 26, 2021 we completed the sale of the 555 Building. The sale price was $24,360,000, subject to adjustment for apportionments, adjustments and credits. A portion of the sale proceeds was used to satisfy the existing mortgage debt on the 555 Building, including interest and fees, in the amount of $9,352,719, as well as various costs related to the closing of the transaction. We recognized a gain on the sale of the building in the amount of $6,894,109 and received approximately $14,000,000 in net proceeds.

Long term debt decreased by $9.6 million from principal payments on our mortgages in Central Islip, NY. This included the principal repayment in the amount of approximately $9.1 million, to satisfy our loan at closing of the sale of the 555 Building.

Capital expenditures in the year ended December 31, 2021 were $.2 million related primarily to improvements to the 355 building related to moving the Company’s operations from the 555 Building facility.

We had a loan agreement with HSBC USA, N.A. (the “HSBC”) which was secured by a mortgage on our Central Islip headquarters at 355 South Technology Drive. The loan was payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity in March 2022. The balances as of December 31, 2021 and December 31, 2020 were approximately $1.8 million and $2.1 million, respectively. Interest accrued on the Loan, at our option, at the variable rate of LIBOR plus 1.75% or Prime less 0.5% (1.86% and 1.89% at December 31, 2021 and 2020, respectively). We were in compliance with our financial covenant under the mortgage at December 31, 2021. On March 1, 2022, according to the terms of the agreement, the loan amount outstanding of approximately $1.7 million was satisfied.

The COVID-19 outbreak has resulted in extended shutdowns of certain businesses in United States and around the world. We have been actively monitoring the COVID-19 outbreak and its impact globally.  Our primary focus to this point has been to ensure the health and safety of our employees.  To that end, we have adopted social distancing where appropriate, implemented travel restrictions, and we have taken actions to ensure that locations and facilities are cleaned and sanitized regularly.  These are novel and challenging times and the magnitude of this crisis is requiring us to consider all options to promote the safety of employees, including, where appropriate, or where required to comply with foreign, national, state or local governmental authority recommendations, guidelines, and/or mandates, the temporary reduction or suspension of work at certain of the Company’s locations and production facilities to protect employees and curb the spread of the coronavirus.  All of these actions have adversely impacted our operating results.  In particular, our aerospace sector, for which we rely on a significant part of our business, has been faced with significant reductions to its business due to lack of air travel. Due to the timing of the COVID-19 outbreak, our new order levels during the year ended December 31, 2020, and into 2021 have seen substantial reductions which have materially and adversely affected revenues commencing in our second quarter of 2020, and is anticipated to continue into 2022. While the financial results for our first quarter of 2020 reflected the initial impact of COVID-19, and the years ended December 31, 2020 and 2021 reflected a substantial adverse effect, we are unable to predict the extent of the impact the pandemic will have on our financial position and operating results for the 2022 due to numerous uncertainties, but the impact could be material and adverse during any future period affected either directly or indirectly by this pandemic.  The longer-term impacts from the outbreak are highly uncertain and cannot be predicted. Our return to profitability is dependent upon, among other things, the receipt of new equipment orders, the lessening of the ongoing effects of COVID-19 on our business and the Aerospace market, improvement in the operations of the materials business, as well as managing planned capital expenditures and operating expenses.

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

The PPP loan, the obligation of which is represented by a note issued by us, was to mature on April 21, 2022 and bore interest at a rate of 1% per annum. The note may be prepaid at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, all or a portion of the Loan may be forgiven, based upon payments made in the first twenty-four weeks following receipt of the proceeds, related to payroll costs, continue group health care benefits, utilities and mortgage interest on other debt obligations incurred before February 15, 2020. The Company filed an application for forgiveness in April 2021 and on June 14, 2021 the Company received a notification from its lender that on June 10, 2021 the SBA approved the Company’s PPP Loan forgiveness application and remitted payment to the lender for the entire principal amount of the PPP Loan and accrued interest. As a result, the Company has recognized in the year ended December 31, 2021 forgiveness of debt income in the amount of $2,443,418.

As a result of the March 27, 2020 CARES Act enactment allowing the carryback of NOL’s five years, the Company recognized a $1.5 million tax benefit. The Company has collected $.8 million in the year ended December 31, 2020 and at December 31, 2021 has a remaining tax receivable in the amount of $.7 million outstanding.

Based upon all of these factors, we believe that our cash and cash equivalent positions and our projected cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the next twelve to eighteen months from the filing of this Form 10-K. Should the current environment continue longer or worsen, we will continue to assess our operations and take actions anticipated to maintain our operating cash to support the working capital needs.

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

Stock-Based Compensation

We record stock-based compensation in accordance with the provisions set forth in the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 718, “Stock Compensation”. ASC 718 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards over the vesting period. The Company uses the Black-Scholes option-pricing model to compute the estimated fair value of option awards and includes assumptions regarding expected volatility, expected option term, dividend yields and risk-free interest rates.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by this item are included in this annual report beginning on page F-1.

Item 9,	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 13d-15(e) under the Exchange Act of 1934, as amended, (the “Exchange Act”)). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2021.

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

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013)”. Management concluded that, as of December 31, 2021, our internal control over financial reporting was effective based on the criteria established by the COSO Internal Control Framework.

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

The following table sets for the names, ages and positions with the Company of each of our directors and executive officers, as of March 15, 2022.

Name	Age	Position(s) with the Company
Emmanuel Lakios	60	Chief Executive Officer, President, Director
Lawrence J. Waldman	75	Chairman of the Board of Directors, Lead Independent Director, Chairman-Audit Committee
Conrad J. Gunther	75	Director, Chairman-Compensation Committee
Raymond A. Nielsen	71	Director, Chairman-Nominating, Governance and Compliance Committee
Robert M. Brill	75	Director, Chairman- Strategic Planning Committee
Thomas McNeill	59	Chief Financial Officer, Executive Vice President, Secretary and Treasurer
Kevin R. Collins	56	Vice President and General Manager-SDC Division
Jeffrey A. Brogan	52	Vice President of Sales and Marketing
Maxim Shatalov	51	Vice President of Engineering and Technology

Emmanuel Lakios

Emmanuel Lakios was appointed to serve as President and Chief Executive Officer of the Company on January 22, 2021, and on July 15, 2021 was elected by the shareholders as a member of the Board of Directors. Mr. Lakios joined the Company as Vice President Sales and Marketing in February 2017. Mr. Lakios has over thirty (30) years of experience serving the aerospace, semiconductor, data storage and optical device industries and is the holder of several patents in the field of process equipment and device structure. From January 2015 through February 2017, Mr. Lakios was the President and Chief Executive Officer at Sensor Electronic Technology, Inc., overseeing that company’s transition from R&D to a leading global commercial UV LED supplier. From 2003 to 2011 he was the Executive Vice President of Field Operations and President and Chief Operating Officer at Imago Scientific, bringing it from pre-revenue to a commercial leadership position in the 3D atomic scale tomography field. Mr. Lakios was previously employed at Veeco Instruments Inc. from 1984 until 2003, where he held several positions, including President of the Process Equipment Group and Executive Vice President of Field Operations. He has been involved in several acquisitions and numerous product line launches. He received his BE in Mechanical Engineering with focus in Material Science from SUNY Stony Brook in 1984.

Lawrence J. Waldman

Lawrence J. Waldman was appointed a member of the Board of Directors on October 5, 2016 and currently serves as Chairman of the Board and Chairman of the Audit Committee as well as the Lead Independent Director. Mr. Waldman has over forty years of experience in public accounting. He joined First Long Island Investors LLC, an investment and wealth management firm, as a Senior Advisor in May 2016. Prior to that Mr. Waldman served as an advisor to the accounting firm of EisnerAmper LLP, where he was previously the Partner-in-Charge of Commercial Audit Practice Development for Long Island since September 2011. Prior to joining EisnerAmper LLP, Mr. Waldman was the Partner-in-Charge of Commercial Audit Practice Development for Holtz Rubenstein Reminick, LLP from July 2006 to August 2011. Mr. Waldman was the Managing Partner of the Long Island office of KPMG LLP from 1994 through 2006, the accounting firm where he began his career in 1972. Mr. Waldman serves as a director of Apyx Medical Corporation, formerly Bovie Medical Corporation, since 2011 and he is currently the Chair of the Audit Committee and Lead Independent Director of the Board. Mr. Waldman has served as a member of the Board of Directors of Northstar/RXR Metro Income Fund, a non-traded Real Estate Investment Trust, and has served as a member of its audit committee from 2014 until October of 2018. Mr. Waldman was elected to the Board of Directors of Comtech Telecommunications Corp. in August of 2015, since December 2015, serves as Chair of its Audit Committee and since December 28, 2021 serves as Lead Independent Director. Mr. Waldman is also the Chair of the Supervisory Committee of Bethpage Federal Credit Union. Mr. Waldman previously served as a member of the State University of New York's Board of Trustees and as chair of its audit committee. He also previously served as the Chairman of the Board of Trustees of the Long Island Power Authority and as Chair and a member of the finance and audit committee of its Board of Trustees. Mr. Waldman is a Certified Public Accountant. Mr. Waldman qualifies to serve as a director, Audit Committee Chairman and Lead Independent Director because of his more than 40 years’ experience in public accounting and his service on various boards.

Conrad J. Gunther

Conrad J. Gunther has served as a member of our Board of Directors since 2000. Mr. Gunther has extensive experience in mergers and acquisitions and in raising capital through both public and private means. He has been an executive officer and director of several banks, both public and private, and has served on the boards of two other public companies. Since December 2016, Mr. Gunther has served as an Executive Officer and Chief Lending Officer for Dime Community Bank, a Long Island, New York based commercial bank, where he is responsible for all lending. From July 2015 to December 2016, Mr. Gunther served as an Executive Vice President and Senior Loan Officer for First Federal Savings Bank, a Long Island, New York based Thrift. Mr. Gunther qualifies to serve on our board of directors as a result of his experience and expertise in the financial community.

Raymond Nielsen

Raymond Nielsen was appointed a member of the Board of Directors on October 5, 2016. Mr. Nielsen was the Director of Finance for The Beechwood Organization until January 2019 and has been responsible for Project and Corporate Finance including Strategic Planning Initiatives since 2014. He has been a member of the Board of Directors of Dime Community Bank since its merger on February 1, 2021 with Bridge Bancorp Inc. In addition, he is Chairman of the Credit Risk Committee and a member of the Audit and Compliance Committees. Prior to the merger, he was a member of the Board of Directors of Bridgehampton National Bank and Bridge Bancorp Inc., its Parent holding company since 2013, and served on the Audit Committee, Compensation Committee, Corporate Governance & Nominating Committee, as well as on the ALCO and Loan Committees and the Compliance BSA & CRA Committee. Mr. Nielsen also served as a Director of North Fork Bancorporation and its subsidiary North Fork Bank from 2000 to 2006 where he chaired both the Compensation Committee and Audit Committee as well as having served as Lead Independent Director. Mr. Nielsen is the former CEO of Reliance Federal Savings Bank and Herald National Bank, and a 45-year veteran of the banking industry. Mr. Nielsen’s extensive public company, banking and real estate development experience will provide a valuable resource to the Board of Directors and Executive Management.

Dr. Robert M. Brill

Dr. Brill was appointed a Director of the Company on March 5, 2021. Dr. Brill was co-founder and managing partner of Newlight Management from 1997-2019, which managed venture capital funds that focused on early stage technology companies. Prior to co-founding Newlight, Dr. Brill was a general partner of Poly Ventures, a Long Island based venture capital fund. Dr. Brill is a member of the Board of Directors of the L.I. Angel Network, the L.I. High Tech Incubator and several private companies. Dr. Brill has also previously served on the Board of Directors of multiple public and private companies. Dr. Brill served as General Manager of Harris Corporation’s CMOS Semiconductor Division. He also held various technical and management positions at IBM’s semiconductor operation. Dr. Brill holds a Ph.D. in nuclear physics from Brown University and a B.A. and a B.S. in Engineering Physics from Lehigh University. Dr. Brill had previously served on the Company’s Board from April 2018 until October 2019.

Thomas McNeill

Thomas McNeill was appointed as the Company’s Chief Financial Officer, Secretary and Treasurer effective as of March 4, 2019, and on June 1, 2021 was appointed to Executive Vice President. Mr. McNeill has been a Chief Financial Officer ("CFO") since 1996 and has in excess of twenty years' of SEC reporting experience, as well as a full range of financial and operational experience. From April 2015 to March 2019 he was CFO at Century Direct, LLC, a printing and mailing company serving the direct mail marketing industry. From November 2014 to April 2015, he was a consultant at Mailmen Inc. until its assets were purchased by Century Direct, LLC. Mr. McNeill was CFO/COO at Nina McLemore from July 2013 to June 2014, a woman's retail apparel Company. On the Public reporting side, he was CFO at DineWise, Inc. from April 2006 to April 2013, a direct to consumer prepared frozen foods company, and from October 1996 to April 2006, was CFO at Global Payment Technologies, Inc, a hi-tech manufacturing and engineering company. Mr. McNeill is a Certified Public Accountant who began his career at KPMG, achieving the position of audit manager. Mr. McNeill holds a BBA in accounting from Hofstra University.

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

Audit Committee

Our Board of Directors has an Audit Committee that currently consists of, Lawrence J. Waldman, Chairman, Conrad J. Gunther, Raymond A. Nielsen and Robert M. Brill. During the fiscal year ended December 31, 2021, the Audit Committee held five meetings. Pursuant to the Audit Committee Charter, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and each such independent auditor shall report directly to the Committee. The Audit Committee also reviews with management and the independent auditors, our annual audited financial statements (including the disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the scope and results of annual audits and the audit and non-audit fees of the independent registered public accounting firm. Messrs. Waldman, Gunther, Nielsen and Brill are “independent” under the requirements of the NASDAQ Stock Market.

The Board of Directors has determined that Mr. Waldman is an “audit committee financial expert” as that term is defined in the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors, officers and ten percent shareholders. To our knowledge, based solely on our review of (a) the copies of such reports and amendments thereto furnished to us and (b) written representations that no other reports were required, during our fiscal year ended December 31, 2021, all of the filings for our officers, directors and ten percent shareholders were made on a timely basis, except for Mr. Waldman, Mr. Gunther, Mr. Nielsen and Mr. Brill for which one Form 4 each was inadvertently filed untimely.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation of our chief executive officer and chief financial officer, and our “named executive officers,” for the years ended December 31, 2021 and 2020.

					Option	Stock
			Bonus ($)		Awards	Awards		All Other		Total
Name and principal position	Year	Salary ($)	(6)		($)(1)	($)(1)		Compensation		($)

Emmanuel Lakios	2021	294,190	101,000	(7)	258,400	12,505		-		666,095
President and Chief Executive Officer (2)	2020	195,270	1,000		-	14,339		-		210,609

Thomas McNeill (4)
Secretary, Chief Financial Officer and	2021	237,306	74,000	(7)	129,200	-		4,192	(3)	444,698
Executive Vice President	2020	228,000	1,000		-	-		-		229,000

Jeffrey A. Brogan	2021	183,179	21,000	(7)	48,660	-		-		252,839
Vice President Sales & Marketing (5)	2020	162,817	1,000		-	-		-		163,817

Leonard A. Rosenbaum	2021	23,846	-		-	12,860	(6)	55,343	(6)	92,049
Former President and Chief Executive Officer (6)	2020	310,000	1,000		-	-		5,962	(3)	316,962

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

(2)	Effective January 22, 2021, Emmanuel Lakios was appointed President and Chief Executive Officer.
(3)	Represents payment for accrued and unused vacation time.
(4)	Effective March 4, 2019, Thomas McNeill was appointed CFO, Secretary and Treasurer, and effective June 1, 2021, Mr. McNeill was appointed Executive Vice President.
(5)	Effective March 23, 2021, Jeffrey Brogan was appointed Vice President Sales and Marketing effective.
(6)

Effective January 22, 2021, Leonard A. Rosenbaum’s employment with the Company terminated. From January 23, 2021 until July 15, 2021 he was a non-employee Director. Stock awards in 2021 were for services rendered as a non-employee Director. In addition, included in all other compensation includes $9,603 cash compensation as a non-employee Director, as well as payment of accrued and unused vacation time of $45,740.

(7)

Includes an accrued bonus for 2021 performance expected to be paid in April 2022 related to Mr. Lakios, Mr. McNeill and Mr. Brogan in the approximate amount of $81,000, $54,000 and $21,000, respectively.

Employment Agreements and Potential Payments Upon Termination or Change in Control

Emmanuel Lakios Employment Agreement

On June 1, 2021, the Company entered into an Employment Agreement with Emmanuel Lakios, the Company’s President and Chief Executive Officer (the “Lakios Agreement”). The term of Mr. Lakios’s employment under the Lakios Agreement commenced as of the effective date thereof and shall continue until terminated in accordance with the terms of the Lakios Agreement. Under the Lakios Agreement, Mr. Lakios will receive an initial annual base salary of $288,000, which shall be reviewed from time to time and may be increased, but not decreased, by the Compensation Committee of the Board of Directors (the “Committee”) in its sole and exclusive discretion. Mr. Lakios shall be entitled to participate in any bonus or incentive plan available to the Company’s senior executives generally, on such terms as the Committee may determine in its discretion.

In the event of the termination of the Lakios Agreement and Mr. Lakios’s employment thereunder, Mr. Lakios or his estate (in the event of his death) shall be entitled to (A) receive any unpaid base salary earned and accrued under the Lakios Agreement prior to the date of termination (and reimbursement for expenses incurred prior to the date of termination), (B) indemnification in accordance with any applicable indemnification plan, program, corporate governance document or other arrangement, and any vested rights pursuant to any insurance plan, benefit plan or retirement plan, and, except in the event of Mr. Lakios’s termination by the Company for Cause (as defined in the Lakios Agreement, (C) treatment of his stock option grants in accordance with the terms of the applicable plan and award agreement.

In the event Mr. Lakios’s employment is terminated as a result of death or disability, Mr. Lakios shall also be entitled to receive a pro rata bonus payment under the Company’s bonus Plan for the year of termination, if applicable.

In the event Mr. Lakios’s employment is terminated by the Company for Cause, Mr. Lakios’s stock option grants, whether vested or unvested, shall immediately terminate and be null and void.

In the event Mr. Lakios’s employment is terminated by the Company without Cause, or by Mr. Lakios for Good Reason (as defined in the Lakios Agreement), Mr. Lakios shall also be entitled to (A) a pro rata bonus for the year of termination, and (B) continued payment of his base salary and the Company’s portion of Mr. Lakios’s then existing medical benefits for the nine (9) month period following the date of termination.

The Lakios Agreement contains customary non-competition, non-solicitation, and confidentiality provisions in favor of the Company.

Thomas McNeill Employment Agreement

On June 1, 2021, the Company entered into an Employment Agreement with Thomas McNeill, the Company’s Executive Vice President, Chief Financial Officer and Secretary (the “McNeill Agreement”). The term of Mr. McNeill’s employment under the McNeill Agreement commenced as of the effective date thereof and shall continue until terminated in accordance with the terms of the McNeill Agreement. Under the McNeill Agreement, Mr. McNeill will receive an initial annual base salary of $238,000, which shall be reviewed from time to time and may be increased, but not decreased, by the Committee in its sole and exclusive discretion. Mr. McNeill shall be entitled to participate in any bonus or incentive plan available to the Company’s senior executives generally, on such terms as the Committee may determine in its discretion.

In the event of the termination of the McNeill Agreement and Mr. McNeill’s employment thereunder, Mr. McNeill or his estate (in the event of his death) shall be entitled to (A) receive any unpaid base salary earned and accrued under the McNeill Agreement prior to the date of termination (and reimbursement for expenses incurred prior to the date of termination), (B) indemnification in accordance with any applicable indemnification plan, program, corporate governance document or other arrangement, and any vested rights pursuant to any insurance plan, benefit plan or retirement plan, and, except in the event of Mr. McNeill’s termination by the Company for Cause (as defined in the McNeill Agreement, (C) treatment of his stock option grants in accordance with the terms of the applicable plan and award agreement.

In the event Mr. McNeill’s employment is terminated as a result of death or disability, Mr. McNeill shall also be entitled to receive a pro rata bonus payment under the Company’s bonus Plan for the year of termination, if applicable.

In the event Mr. McNeill’s employment is terminated by the Company for Cause, Mr. McNeill’s stock option grants, whether vested or unvested, shall immediately terminate and be null and void.

In the event Mr. McNeill’s employment is terminated by the Company without Cause, or by Mr. McNeill for Good Reason (as defined in the McNeill Agreement), Mr. McNeill shall also be entitled to (A) a pro rata bonus for the year of termination, and (B) continued payment of his base salary and the Company’s portion of Mr. McNeill’s then existing medical benefits for the nine (9) month period following the date of termination.

The McNeill Agreement contains customary non-competition, non-solicitation, and confidentiality provisions in favor of the Company.

Other then as set forth above, there are no arrangements for compensation of directors or Named Executive Officers and there are no employment contracts between the Company and its directors or any change in control arrangements.

Outstanding Equity Awards at December 31, 2021

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2021.

	OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Options Exercisable	Number of Securities Options Unexercisable	Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity Incentive Plan Awards: Number of unearned shares or units that not vested		Equity Incentive Plan Awards: Market or payout value of unearned shares or units that have not vested

Emmanuel Lakios (1)	100,000	100,000	$4.26	6/1/2031			-		$-
	100,000	20,000	$10.30	2/6/2027

Thomas McNeill (2)	50,000	50,000	$4.26	6/1/2031			5,000	(3)	$20,650

Jeffrey A. Brogan (4)	20,000	20,000	$4.01	7/15/2031			-		$-
	20,000	-	$11.61	10/31/2027

(1)	Effective January 22, 2021, Emmanuel Lakios was appointed President and Chief Executive Officer.
(2)	Effective March 4, 2019, Thomas McNeill was appointed CFO, Secretary and Treasurer, and effective June 1, 2021, Mr. McNeill was appointed Executive Vice President.
(3)	Restricted stock units vest as to 5,000 shares on March 4, 2022.
(4)	Effective March 23, 2021, Jeffrey Brogan was appointed Vice President Sales and Marketing effective.

2021 Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2021.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Restricted Stock Awards (1)	Total
Conrad J. Gunther	$29,000	-	$34,204	$63,204
Lawrence J. Waldman	73,250	-	46,248	119,498
Raymond A. Nielsen	29,000	-	34,204	63,204
Robert M. Brill	26,233	-	36,341	62,574
Leonard A. Rosenbaum (2)	9,603	-	12,860	22,463
Martin J. Teitelbaum (3)	8,778	-	8,514	17,292

(1)

Amounts shown do not necessarily reflect compensation actually received by the named director. Instead, the amounts shown are the compensation costs recognized by CVD in fiscal 2021 for awards as determined pursuant to ASC 718. The assumptions used to calculate the value of option awards are set forth under Note 10 of the Notes to Consolidated Financial Statements.

(2)	Effective January 22, 2021, Leonard A. Rosenbaum’s employment with the Company terminated. From January 23, 2021 until July 15, 2021 he was a non-employee Director.

(3)	Effective January 22, 2021, Martin J. Teitelbaum’s employment with the Company terminated. From January 23, 2021 until May 7, 2021 he was a non-employee Director.

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

On October 11, 2021, the Board of Directors, following the unanimous recommendation of the Board’s Compensation Committee, unanimously approved a director compensation plan, effective October 1, 2021 (the “Plan”). The Plan is based on the recommendations of an independent compensation consultant engaged by the Board’s Compensation Committee. Pursuant to the Plan, each director is entitled to Director Compensation, divided into the following pay components: (i) Annual Board Cash Compensation in the amount of $40,000 and (ii) an Annual Equity Retainer in the amount of $40,000, to be automatically granted on the date of the Company’s annual meeting of shareholders (directors may elect to receive payment in restricted stock, stock options or a combination thereof). Additionally, a director serving as a chairman for the Board’s Compensation Committee, Nominating & Governance Committee, or Strategic Planning Committee is entitled to Chair Compensation in the amount of $10,000. The director serving as the chairman for the Board’s Audit Committee is entitled to Chair Compensation in the amount of $25,000. Furthermore, the director serving as the Non-Executive Chairman is entitled to Board Leadership Compensation in the amount of $48,000.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 15, 2022, information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent (5%) of our common stock, (b) each of our directors, (c) each of the named executive officers, and (d) all directors and executive officers and executive employees as a group. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of March 15, 2022.

Name and Address of Beneficial Owner (1)	Amounts and Nature of Beneficial Ownership (2)		Percent of Class (%)

Leviticus Partners, L.P.	660,000		9.8
Leonard A. Rosenbaum	353,862		5.3
Emmanuel Lakios	106,368	(3)	1.6
Kevin R. Collins	91,660	(3)	1.4
Conrad J. Gunther	91,478	(4)	1.4
Lawrence J. Waldman	55,000	(5)	*
Raymond A. Nielsen	46,300	(5)	*
Jeffrey A Brogan	24,519	(6)	*
Maxim Shatalov	20,000	(6)	*
Thomas McNeill	10,000	(7)	*
Robert M. Brill	7,400	(5)	*
All directors and executive officers and executive employees as a group (nine persons)	452,725		6.7

*Less than 1% of the outstanding common stock or less than 1% of the voting power

(1)

The address of Messrs. Lakios, Gunther, Waldman, Nielsen, Brogan, Shatalov, McNeill and Brill is c/o CVD Equipment Corporation, 355 South Technology Drive, Central Islip, New York 11722. The address of Mr. Collins is c/o Stainless Design Concepts, 1117 Old Kings Highway, Saugerties, NY 12477. The address of Leviticus Partners, L.P. is 200 Park Avenue, Suite 1700, New York, NY 10166. The Address of Mr. Rosenbaum is 10 Parsons Landing, Islip, NY 11751.

(2)	All of such shares are owned directly with sole voting and investment power, unless otherwise noted below.

(3)	Does not include unvested options to purchase 100,000 shares of our common stock.

(4)	Does not include unvested options to purchase 10,000 shares of our common stock.

(5)

Does not include shares to be issued per Director compensation agreement related to the Annual Equity Retainer in the amount of $40,000, to be determined at the 2022 shareholder meeting. (Director may elect to receive payment in restricted stock, stock options, or a combination thereof).

(6)	Does not include unvested options to purchase 20,000 shares of our common stock.

(7)	Does not include unvested options to purchase 50,000 shares of our common stock.

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

None.

Director Independence

The current members of our Board of Directors are Lawrence J. Waldman, Emmanuel Lakios, Conrad J. Gunther, Raymond A. Nielsen and Robert M. Brill. Messrs. Waldman, Gunther, Nielsen and Brill have been determined to be “independent” as defined under Rule 4200 of the Nasdaq Stock Market.

Item 14.	Principal Accountant Fees and Services.

Effective September 20, 2019, the Company authorized the engagement of Marcum, LLP, Certified Public Accountants (“Marcum”) to serve as the Company’s independent registered public accounting firm. The following presents fees for professional audit services rendered by Marcum, for the year ended December 31, 2021 and 2020.

	2021	2020

Audit Fees	$149,000	$147,500
Audit-Related Fees	15,000	10,000
All Other Fees	-	-
Total Fees	$164,000	$157,500

Audit-Fees

Audit fees consisted of the review of the first three quarters and audit of the year-end by Marcum.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

3.1	Certificate of Incorporation dated October 12, 1982 (Incorporated herein by reference to the Company’s Form S-1 filed on July 3, 2007).

3.2	Certificate of Amendment of Certificate of Corporation, dated April 25, 1985 (Incorporated herein by reference to the Company’s Form S-1 filed on July 3, 2007).

3.3	Certificate of Amendment of Certificate of Corporation, dated August 12, 1985 (Incorporated herein by reference to the Company’s Form S-1 filed on July 3, 2007).

3.4	Certificate of Amendment of the Certificate of Incorporation, dated December 9, 2016 (Incorporated herein by reference the Company’s Current Report on Form 8-K filed on December 14, 2016).

3.5	Amended and restated By-laws of CVD Equipment Corporation, dated as of October 5, 2016 (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 11, 2016).

4.1	Description of the Company’s Securities (Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2020).

10.1	CVD Equipment Corporation 2001 Stock Option Plan (Incorporated herein by reference to the Company’s Form S-1 filed on July 3, 2007).*

10.2	Form of Non-Qualified Stock Option Agreement (Incorporated herein by reference to the Company’s Annual Report on Form 10-KSB filed on March 26, 2007).*

10.3	CVD Equipment Corporation 2007 Share Incentive Plan (Incorporated herein by reference to the Company’s Schedule 14A filed on November 5, 2007).*

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

10.11	Guaranty of Payment, dated March 15, 2012, by the Company (Incorporated by reference from the Company’s Report on Form 10-Q filed with the Commission on May 15, 2012).

10.12

Reaffirmation of Unlimited Continuing Guaranty, dated as of August 5, 2019, by and between CVD Equipment Corporation and HSBC Bank USA, National Association (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 5, 2019).

10.13

Note Modification Agreement, dated as of August 5, 2019, by and between FAE Holdings 411519R and HSBC Bank USA, National Association (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on August 5, 2019).

10.14

Agreement to Purchase and Sale, the building and real estate property located at 555 N Research Place, Central Islip, NY, dated March 29, 2021, by and between 555 N Research Corporation, a wholly-owned subsidiary of the Company, and Steel K, LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 13, 2021).

10.15

Employment Agreement, dated June 1, 2021, by and between Emmanuel Lakios, the Company’s President and Chief Executive Officer, and the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2021).

10.16

Employment Agreement, dated June 1, 2021, by and between Thomas McNeill, the Company’s Executive Vice President and Chief Financial Officer, and the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2021).

10.17

Assignment, Assumption and Amendment Agreement dated as of July 26, 2021, by and between Town of Islip Industrial Development Agency, 555N Research Corporation and Steel 555 NRP, LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A filed with the Commission on March 1, 2022).

10.18

Second Amended and Restated Lease and Project Agreement, dated as of July 1, 2021, by and between Town of Islip Industrial Development Agency and FAE HOLDINGS 411519R, LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A filed with the Commission on March 1, 2022).

10.19

Agency Compliance Agreement, dated as of July 1, 2021, by and between Town of Islip Industrial Development Agency, CVD Equipment Corporation and CVD Materials Corporation. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A filed with the Commission on March 1, 2022).

10.20

Amended and Restated Sublease Agreement, dated as of July 26, 2021, by and between FAE HOLDINGS 411519R, LLC, CVD Equipment Corporation and CVD Materials Corporation. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A filed with the Commission on March 1, 2022).

23.1	**Consent of MARCUM, Certified Public Accountants and Advisors, A Professional Corporation (S-8).

31.1	**Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	**Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	**Section 1350 Certification of Principal Executive Officer.

32.2	**Section 1350 Certification of Principal Financial Officer.

101.INS***	Inline XBRL Instance

101.SCH***	Inline XBRL Taxonomy Extension Schema

101.CAL***	Inline XBRL Taxonomy Extension Calculation

101.DEF***	Inline XBRL Taxonomy Extension Definition

101.LAB***	Inline XBRL Taxonomy Extension Labels

101.PRE***	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

DATE:	March 31, 2022
CVD EQUIPMENT CORPORATION

By:	/s/ Emmanuel Lakios
Name:	Emmanuel Lakios
Title:	President and Chief Executive Officer

By:	/s/ Thomas McNeill
Name:	Thomas McNeill
Title:	Executive Vice President, Chief Financial Officer and Secretary Principal Financial and Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

NAME	POSITION	DATE

/s/ Emmanuel Lakios	President, Chief Executive Officer	3/31/2022
Emmanuel Lakios	(Principal Executive Officer)

/s/ Lawrence J. Waldman	Director, Chairman of the Board	3/31/2022
Lawrence J. Waldman

/s/ Conrad J. Gunther	Director	3/31/2022
Conrad J. Gunther

/s/ Raymond A. Nielsen	Director	3/31/2022
Raymond A. Nielsen

/s/ Robert M. Brill	Director	3/31/2022
Robert M. Brill

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

CVD Equipment Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CVD Equipment Corporation and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying notes are an integral part of the consolidated financial statements

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

Revenue Recognition – Estimated Total Contract Costs

Description of the Matter

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company recognizes revenue from the sale of systems (“System Projects”) over time by using an input method based on costs incurred as it best depicts the Company’s progress toward satisfaction of the performance obligation. Under this method, revenue arising from such contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. The estimation of these costs requires judgment by the Company given the unique product specifications and requirements for contracts related to the design, development, and manufacture of the system. During the year ended December 31, 2021, the Company recognized approximately $8.8 million of revenue recognized over time.

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
●

Tested the original estimated costs and profit margins on System Projects that were commenced and completed during the year ending December 31, 2021, by obtaining the original estimates, compare to the actual costs and profit margin for the completed contracts and investigate significant changes; and

●

Tested the estimated costs to complete Systems Projects that were not completed during the year ended December 31, 2021 by comparing the estimated cost to complete at December 31, 2021 to actual cost incurred subsequent to December 31, 2021.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

Melville, NY

March 31, 2022

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2021 and 2020

	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$16,651,371	$7,699,335
Accounts receivable, net	1,446,354	1,047,728
Contract assets	2,538,373	494,281
Inventories, net	1,225,015	1,123,839
Taxes Receivable	715,599	715,599
Other current assets	493,788	709,175

Total Current Assets	23,070,500	11,789,957

Property, plant and equipment, net	12,261,321	28,843,563
Intangible assets, net	182,838	288,657
Other assets	9,570	13,748
Total Assets	$35,524,229	$40,935,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,161,381	$817,933
Accrued expenses	1,758,939	1,409,039
Current maturities of long-term debt	1,765,508	690,667
Contract Liabilities	1,650,426	786,657
Total Current Liabilities	6,336,254	3,704,296

Long-term debt, net of current portion	-	13,106,057

Total Liabilities	6,336,254	16,810,353

Commitments and contingencies (see note 13)

Stockholders’ Equity:
Common stock - $0.01 par value – 20,000,000 shares authorized; issued and outstanding 6,723,438 at December 31, 2021 and 6,678,698 at December 31, 2020	67,234	66,786
Additional paid-in capital	27,277,154	26,961,684
Retained earnings (accumulated deficit)	1,843,587	(2,902,898)
Total Stockholders’ Equity	29,187,975	24,125,572

Total Liabilities and Stockholders’ Equity	$35,524,229	$40,935,925

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2021 and 2020

	2021	2020

Revenue	$16,446,813	$16,920,219

Cost of revenue	13,907,974	14,037,813

Gross profit	2,538,839	2,882,406

Operating expenses
Research and development	481,186	372,648
Selling and shipping	810,074	580,468
Impairment Charge	-	3,599,322
General and administrative	6,054,832	6,153,925

Total operating expenses	7,346,092	10,706,363

Operating loss	(4,807,253)	(7,823,957)

Other income (expense):
Interest income	5,994	62,667
Interest expense	(261,377)	(444,337)
Gain on Sale of Building	6,894,109	-
Gain on Debt extinguishment	2,443,418	-
Other Income	499,971	603,320
Total other income, net	9,582,115	221,650

Income (loss) before income tax	4,774,862	(7,602,307)

Income tax expense (benefit)	28,377	(1,527,355)

Net income (loss)	$4,746,485	$(6,074,952)

Basic income (loss) per common share	$0.71	$(0.91)
Diluted income (loss) per common share	$0.71	$(0.91)

Weighted average common shares
Outstanding-basic	6,688,087	6,640,272

Weighted average common shares
Outstanding-diluted	6,703,709	6,640,272

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2021 and 2020
	Common stock
			Additional	Retained
			paid-in	Earnings /
	Shares	Par Value	Capital	(Accumulated	Total
				Deficit)

Balance at January 1, 2020	6,623,793	$66,237	$26,719,554	$3,172,054	$29,957,845
Net loss	-	-	-	(6,074,952)	(6,074,952)
Stock-Based Compensation	54,905	549	242,130	-	242,679
Balance at December 31, 2020	6,678,698	$66,786	$26,961,684	$(2,902,898)	$24,125,572

Net income	-	-	-	4,746,485	4,746,485
Stock-Based Compensation	44,740	448	315,470	-	315,918
Balance at December 31, 2021	6,723,438	$67,234	$27,277,154	$1,843,587	$29,187,975

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2021 and 2020

	2021	2020
Cash flows from operating activities:
Net income (loss)	$4,746,485	$(6,074,952)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Impairment charge	-	3,599,322
Gain on sale of building	(6,894,109)	-
Gain on debt extinguishment	(2,443,418)	-
Stock-based compensation	315,918	242,679
Depreciation and amortization	742,287	1,389,145
Bad debt expense	-	140,044
(Increase)/decrease in operating assets
Accounts receivable	(398,626)	1,357,765
Contract assets	(2,044,092)	18,671
Inventories	(101,176)	585,874
Tax receivable	-	(715,599)
Other current assets	219,565	24,162
Increase/(decrease) in operating liabilities
Accounts payable	343,448	282,539
Accrued expenses	377,349	(493,819)
Contract liabilities	863,769	(1,488,579)

Total adjustments	(9,019,085)	4,942,204
Net cash used in operating activities	(4,272,600)	(1,132,748)

Cash flows from investing activities:
Net proceeds from sale of building	23,075,477	-
Capital expenditures	(235,595)	(1,577,175)
Net cash provided by (used in) investing activities	22,839,882	(1,577,175)

Cash flows from financing activities
Proceeds from Payroll Protection Plan Loan	-	2,415,970
Payments of long-term debt	(9,615,246)	(670,965)
Net cash (used in) provided by financing activities	(9,615,246)	1,745,005

Net increase (decrease) in cash and cash equivalents	8,952,036	(964,918)

Cash and cash equivalents at beginning of period	7,699,335	8,664,253

Cash and cash equivalents at end of period	$16,651,371	$7,699,335

Supplemental disclosure of cash flow information:
Income taxes paid	$28,391	$3,040
Interest paid	$261,376	$445,109

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

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

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of CVD Equipment Corporation and its wholly owned subsidiaries. The Company has five wholly owned subsidiaries: CVD Materials Corporation, which provides material coatings, process development support and process startup assistance through Tantaline ApS and CVD MesoScribe Technologies Corporation, FAE Holdings 411519R, LLC, a real estate holding company whose sole asset is its interest in the real estate and building housing our corporate headquarters and 555 N Research Corporation whose sole asset was its interest in the real estate and building located at 555 North Research Place, Central Islip, NY, until sold in July 2021. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The Company’s significant estimates are the accounting for certain items such as revenues on long-term contracts recognized on the input method, valuation of inventories at the lower of cost or net realizable value; allowance for doubtful accounts receivable; valuation allowances for deferred tax assets, estimated lives and impairment considerations of long-lived assets and valuation of stock-based compensation.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

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
December 31, 2021 and 2020

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

The accounting guidance on accounting for uncertainty in income taxes also addresses derecognition, classification, interest and penalties on income taxes, and accounting in interim periods. The Company does not believe it has any uncertain tax positions through the year ending December 31, 2021 which would have a material impact on the Company’s consolidated financial statements.

The Company and its subsidiaries file combined income tax returns in the U.S. Federal and New York State jurisdiction. In addition, the parent company files standalone tax returns in California, Delaware, Florida, Michigan, Minnesota, New Hampshire and Wisconsin. The Company is no longer subject to U.S. federal and state income tax examinations for tax periods before 2017.

Impairment of Long Lived Assets and Intangibles

Long-lived assets consist primarily of property, plant, and equipment. Intangibles consist of patents, copyrights and intellectual property, licensing agreements and certifications. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35, “Impairment or Disposal of Long-Lived Assets.” If the asset is determined to be

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

Note 2 - Summary of Significant Accounting Policies (continued)

impaired, the impairment loss is measured on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value. During the year ended December 31, 2020, based upon continued operating losses and negative cash flows from the Tantaline product line and the Company’s updated forecasting, the expected future cash flows of the Tantaline product line was negative and thus management had recorded an impairment charge related to long-term Tantaline assets of $3.6 million in the fourth quarter and year ended December 31, 2020. The Company had no recorded impairment charges in the consolidated statement of operations during the year ended December 31, 2021.

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

Intangible Assets

The cost of intangible assets is being amortized on a straight-line basis over their estimated initial useful lives which ranged from 5 to 20 years. Amortization expense recorded by the Company during the years ended December 31, 2021 and 2020 totaled $112,310 and $124,550, respectively.

Research & Development

Research and development costs are expensed as incurred. The Company’s laboratory staff conducts research and development independent of customer orders. For the years ended December 31, 2021 and 2020, the Company incurred approximately $481,000 and $373,000, respectively, of research and development expenses.

Product Warranty

The Company records warranty costs as incurred and does not provide for possible future costs. Management estimates such costs are immaterial, based on historical experience.

Earnings Per Share

Basic earnings per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during each period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be adjusted upon exercise of common stock options, unvested restricted shares and warrants.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

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

Cash and Cash Equivalents

The Company had cash and cash equivalents of $16.7 million and $7.7 million at December 31, 2021 and 2020, respectively. The Company invests excess cash in treasury bills, certificates of deposit or deposit accounts, all with maturities of less than three months. Cash equivalents were $7.0 million and $1.0 million at December 31, 2021 and December 31, 2020, respectively.

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at December 31, 2021 and at December 31, 2020 was $8,613,000 and $5,822,000 respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable. The Company places its cash equivalents with financial institutions and invests its excess cash primarily in treasury bills, certificates of deposit or deposit accounts. The Company has established guidelines relative to credit ratings and maturities that seek to maintain stability and liquidity.

The Company sells products and services to various companies across several industries in the ordinary course of business. The Company routinely assesses the financial strength of its customers and maintains allowances for anticipated losses based upon historical experience.

Accounts Receivable

The Company sells products and services to various companies across several industries in the ordinary course of business. The Company performs ongoing credit evaluations to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience, evaluation of their credit history and review of the invoicing terms of the contract to determine the financial strength of its customers. The Company has accounts receivables from certain customers that exceed 10%. As of December 31, 2021, the accounts receivable balance includes amounts from two customers which totals 50%, and as of December 31, 2020 two customers totaled 35%.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

Note 2 - Summary of Significant Accounting Policies (continued)

Accounts receivable is presented net of an allowance for doubtful accounts of $59,000 and $164,000 as of December 31, 2021 and 2020, respectively. The allowance is based on historical experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may fluctuate based on changes in economic and customer conditions. The Company doesn’t require collateral from its customers.

Sales Concentrations

Revenue to a single customer in any one year can exceed 10.0% of our total sales. There were no customers in fiscal year 2021 that exceeded 10% of our revenues, while two customers represented 30.5% of our annual revenues in fiscal year 2020. The Company believes that its relationships with these customers are positive and may provide it with continuous sustainability for years to come, however the loss of a large customer would have to be replaced by others, and the Company’s inability to do so may have a material adverse effect on its business and financial condition.

Export sales to customers represented approximately 26.0% and 16.8% of sales for the years ended December 31, 2021 and 2020, respectively. Export sales in both 2021 and 2020 were primarily to customers in Europe and Asia. Primarily all contracts except those entered into by CVD Tantaline ApS are denominated in U.S. dollars. The Company has not entered into any foreign exchange contracts.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with the provisions set forth in ASC 718, “Stock Compensation”. ASC 718 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards over the vesting period. The Company uses the Black-Scholes option-pricing model to compute the estimated fair value of option awards and includes assumptions regarding expected volatility, expected option term, dividend yields and risk-free interest rates.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

Note 2 - Summary of Significant Accounting Policies (continued)

Shipping and Handling

It is the Company’s policy to include freight charges billed to customers in total revenue. The amount included in revenue was $30,000 and $6,000 for the years ended December 31, 2021 and 2020, respectively.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

Note 3 – Revenue

The following table represents a disaggregation of revenue from contracts for the years ended December 31, 2021 and December 31, 2020 (in thousands):

	Year Ended December 31, 2021

	Over time	Point in time	Total
Aerospace	$386	$2,214	$2,600
Industrial	$6,130	$3,863	$9,993
Research	$2,294	$1,560	$3,854
Total	$8,810	$7,637	$16,447

	Year Ended December 31, 2020

	Over time	Point in time	Total
Aerospace	$1,607	$6,013	$7,620
Industrial	$1,849	$3,565	$5,414
Research	$3,208	$678	$3,886
Total	$6,664	$10,256	$16,920

The Company has unrecognized contract revenue of approximately $6.5 million at December 31, 2021, which it expects to recognize as revenue within the next twelve months.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

Note 3 – Revenue (continued)

As of December 31, 2021, 2020 and January 1 2020, contract assets were $2.5 million, $.5 million and $.5 million, respectively. At December 31, 2021, 2020 and January 1, 2020, contract liabilities were $1.5 million, $.2 million and $.8 million, respectively, and the ending balance of the contract liabilities are generally recognized as income in the following year.

Contract assets and contract liabilities on input method type contracts in progress are summarized as follows:

	2021	2020
Costs incurred on contracts in progress	$7,418,433	$4,464,471
Estimated earnings	5,071,039	2,087,396
	12,489,472	6,551,867
Billings to date	(11,408,605)	(6,212,229)
	$1,080,867	$339,638
Deferred revenue related to non-systems contracts	(192,920)	(632,014)
	887,947	$(292,376)
Included in accompanying balance sheets
Under the following captions:
Contract assets	$2,538,373	$494,281
Contract liabilities	$(1,650,426)	$(786,657)

Note 4 - Inventories

Inventories consist of:
	2021	2020

Raw materials	$1,030,955	$928,221
Work-in-process	194,060	195,618
Inventories	$1,225,015	$1,123,839

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

Note 5 – Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following:

	2021	2020

Land	$2,220,000	$6,929,000
Buildings	6,634,039	15,917,000
Building improvements	5,842,989	8,141,791
Machinery and equipment	3,289,860	3,340,005
Furniture and fixtures	546,765	613,765
Computer equipment	504,037	493,349
Software	431,331	435,593
Transportation equipment	114,511	114,511
Lab equipment	1,992,179	1,992,179
Construction in Progress	127,106	93,936
Totals at cost	$21,702,817	$38,071,129

Less: Accumulated depreciation and amortization	(9,441,496)	(9,227,566)

Property, plant and equipment, net	$12,261,321	$28,843,563

Depreciation and amortization expense (1)	$742,287	$1,389,145

(1) Includes amortization expense of $112,310 and $124,550 for the year ending December 31, 2021 and the year ended December 31, 2020, respectively. Such amortization expense relates to other capitalized and intangibles assets.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

Note 6 – Intangible Assets

Intangible assets consisted of the following:

2021
Intangible Assets	Cost	Accumulated Amortization	Carrying Amount
Patents, Copyrights and Intellectual Property	$601,769	$421,583	$180,186
Licensing Agreement	10,000	10,000	0
Certifications	54,207	51,555	2,652
Totals	$665,976	$483,138	$182,838

2020
Intangible Assets	Cost	Accumulated Amortization	Carrying Amount
Patents, Copyrights and Intellectual Property	$792,821	$515,665	$277,156
Licensing Agreement	10,000	10,000	0
Certifications	85,032	73,531	11,501
Totals	$887,853	$599,196	$288,657

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2021 is as follows:

Year Ended
2022	$34,318
2023	19,756
2024	16,214
2025	16,214
2026	8,246
Thereafter	88,090
Total	$182,838

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

Note 7 – Long-term Debt

Long-term debt as of December 31 consists of the following:
	2021	2020
HSBC $10,387,500 Mortgage payable secured by real property Buildings and improvements at 555 N Research Drive, Central Islip, NY payable in monthly principal installments of $62,481 including Interest at a rate of 3.9148%. On July 26, 2021 the loan was satisfied.	$-	$9,315,246

PPP Loan $2,415,970, maturing on April 21, 2022, with interest accruing at 1% per annum. On June 10, 2021 the loan was forgiven.	-	2,415,970
HSBC $6,000,000 Mortgage payable secured by building Buildings and improvements at 355 South Technology Drive, Central Islip, NY payable in monthly principal installments of $25,000 plus interest. Interest presently accrues at our option, at the variable rate of LIBOR plus 1.75% or HSBC’s Prime rate minus 0.50% The loan was satisfied on March 1, 2022.	1,765,508	2,065,508
Total long-term debt	$1,765,508	$13,796,724

Less: Current maturities	(1,765,508)	(690,667)
Long-term debt	$-	$13,106,057

Future maturities of long-term debt as of December 31, 2021 are as follows:

2022	$1,765,508

Total long-term debt	$1,765,508

The Company has a loan agreement with HSBC which was secured by a mortgage against its Central Islip, NY Headquarters. The loan was payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity in March 1, 2022. The balances as of December 31, 2021 and December 31, 2020 were approximately $1.8 million and $2.1 million respectively. Interest accrued on the Loan, at the Company’s option, at the variable rate of LIBOR plus 1.75% or Prime less 0.5% (1.86% and 1.89% at December 31, 2021 and 2020, respectively). The Company was in compliance with its financial covenant under this mortgage at December 31, 2021. This loan was satisfied on March 1, 2022 (see Note 15)

On November 30, 2017, the Company purchased the premises located at 555 North Research Place, Central Islip, NY. The purchase price of the building was $13,850,000 exclusive of closing costs. The Company’s wholly-owned subsidiary, 555 N Research Corporation (the “Assignee”) and the Islip IDA, entered into a Fee and Leasehold Mortgage and Security

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

Note 7 – Long-term Debt (continued)

Agreement (the “Loan”) with HSBC in the amount of $10,387,500, which was used to finance a portion of the purchase price to acquire the premises located at 555 North Research Place, Central Islip, New York. The Loan was evidenced by the certain Note, dated November 30, 2017 (the “Note”), by and between Assignee and the Bank, and secured by a certain Fee and Leasehold Mortgage and Security Agreement (the “Mortgage”), dated November 30, 2017, as well as a collateral Assignment of Leases and Rents. The Note was payable in 60 consecutive equal monthly installments of $62,481 including interest at the fixed rate of 3.9148%, and a final balloon payment upon maturity in December 2022. On July 26, 2021, the Company closed on the sale of the 555 Building and satisfied the loan. (see Note 14).

On April 21, 2020, the Company entered into a loan agreement (the “Loan Agreement”) with HSBC Bank USA, National Association pursuant to which the Company was granted a loan in the principal amount of $2,415,970, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted by the United States Congress on March 27, 2020.

The PPP loan, the obligation of which is represented by a note issued by the Company, was to mature on April 21, 2022 and bore interest at a rate of 1% per annum. The note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, all or a portion of the Loan may be forgiven, based upon payments made in the first twenty-four weeks following receipt of the proceeds, related to payroll costs, continue group health care benefits, utilities and mortgage interest on other debt obligations incurred before February 15, 2020. The Company filed an application for forgiveness in April 2021 and on June 14, 2021 the Company received a notification from its lender that on June 10, 2021 the SBA approved the Company’s PPP Loan forgiveness application and remitted payment to the lender for the entire principal amount of the PPP Loan and accrued interest. As a result, the Company has recognized in the year ended December 31, 2021 a Gain on Debt Extinguishment in the amount of $2,443,418.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

Note 8 – Earnings per Share

The calculation of basic and diluted weighted average common shares outstanding is as follows:

	2021	2020
Weighted average common shares outstanding basic earnings per share	6,688,087	6,640,272
Effect of potential common share issuance:
Dilutive effect of Stock options and unvested shares	15,622	-

Weighted average common shares outstanding
Diluted earnings per share	6,703,709	6,640,272

At December 31, 2021, stock options to purchase 618,500 shares of common stock were outstanding and 265,000 were exercisable. Stock options to purchase 417,000 shares of common stock were outstanding and 377,000 were exercisable at December 31, 2020. At December 31, 2021 and 2020, respectively, 287,000 and 417,000, stock options were not included in the computation of diluted earnings per share because their effect was antidilutive.

Note 9 – Income Taxes

At December 31, 2021, the Company had $1,671,893 of federal research and development tax credits. If not utilized, the research and development tax credits expire from 2028-2040. For the year ended December 31, 2021 and 2020, the Company has provided a full valuation allowance against all of the net deferred tax assets in the amount of $2,990,093 and $3,381,133, respectively. This was based on management’s assessment, including the last two years of operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted by the United States Congress. As a result of the enactment of the CARES Act, net operating losses (“NOL’s”) generated in 2018-2020 can now be carried back for five years and resulted in the Company recognizing approximately $1.5 million of a tax benefit, of which $.7 million is a receivable at December 31, 2021. We continue to evaluate for potential utilization of the Company’s deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, the commencement of operations of the CVD Materials segment and cost containment measures.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

Note 9 – Income Taxes (continued)

The expense/(benefit) for income taxes includes the following:

	2021	2020
Current:
Federal	$14,978	$(1,528,305)
State	13,399	950
Total current tax provision	28,377	(1,527,355)
Deferred:
Federal	-	-
State	---	---
Total deferred tax provision	-	-
Income tax expense / (benefit)	$28,377	$(1,527,355)

The tax effects of temporary differences giving rise to significant portions of the net deferred taxes are as follows:

	2021	2020
Deferred income tax assets:
Allowance for doubtful accounts	$12,926	$35,442
Inventory capitalization	6,620	6,969
Impairment Charge	722,720	712,683
Research & development tax credits	1,671,893	1,719,598
Compensation costs	148,958	211,363
Vacation accrual	141,079	89,626
Interest expense carryforward	-	223,768
Net operating loss carryforward	808,163	925,912
Other items	94,235	12,248
Total deferred tax asset	3,606,594	3,937,609
Deferred incomes tax liability:
Property and equipment - tax over book depreciation	(616,501)	(556,476)
Less valuation allowance	(2,990,093)	(3,381,133)
Net long-term deferred tax asset	$-	$-

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

Note 9 – Income Taxes (continued)

The reconciliation of the federal statutory income tax rate to our effective tax rate is as follows:

	2021	2020
Expected provision at federal statutory tax rate (21%)	$1,002,721	$(1,596,485)

PPP loan forgiveness	(513,118)	-
Provision for valuation allowance	(346,209)	883,796
Foreign tax (income) loss	(115,863)	70,492
Net operating loss carryback	-	(1,527,355)
State taxes, net of federal benefit	5,787	(36,832)
Federal research & development credit	(56,761)	(64,266)
Other permanent differences	51,820	743,295
Income (benefit) / tax expense	$28,377	$(1,527,355)

The Company’s foreign subsidiary, CVD Tantaline ApS recognized income (loss) of approximately $552,000 and ($336,000) for the years ended December 31, 2021 and 2020, respectively. Based on the standard corporate tax rate of 22% in Denmark, the Company would have incurred a tax expense (benefit) in the amount of $121,000 and ($74,000) for the years ended December 31, 2021 and 2020, respectively, however, as sufficient uncertainty exists as to the realization of these assets, a full valuation allowance is necessary for the losses incurred prior to December 31, 2021.

Note 10 – Stockholders’ equity

2001 Non-Qualified Stock Option Plan

In November 2006, the Company registered a non-qualified stock option plan that the shareholders had approved in July 2001, covering key employees, officers, directors and other persons that may be considered as service providers to the Company. Options were awarded by the Board of Directors or by a committee appointed by the Board. Under the plan, an aggregate of 300,000 shares of Company common stock, $.01 par value, were reserved for issuance or transfer upon the exercise of options which were granted. Unless otherwise provided in the option agreement, options granted under the plan would vest over a four-year period commencing one year from the anniversary date of the grant. The stock option plan expired on July 22, 2011. As of December 31, 2021 there were no options outstanding under this plan.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

Note 10 – Stockholders’ equity (continued)

2007 Share Incentive Plan

On December 12, 2007, shareholders approved the Company’s 2007 Share Incentive Plan (“Incentive Plan”), in connection therewith, 750,000 shares of the Company’s common stock are reserved for issuance pursuant to options or restricted stock that may be granted under the Share Incentive Plan through December 12, 2017. The Plan expired in December, 2017. As of December 31, 2021 there were 220,000 options outstanding under this plan.

2016 Share Incentive Plan

On December 9, 2016, shareholders approved the Company’s 2016 Share Incentive Plan (“2016 Incentive Plan”), in connection therewith 750,000 shares of the Company’s common stock are reserved for issuance pursuant to options or restricted stock that may be granted under the 2016 Incentive Plan through December 9, 2026. As of December 31, 2021, there were 398,500 options outstanding under this plan.

The purchase price of the common stock under each option plan shall be determined by the Committee, provided, however, that such purchase price shall not be less than the fair market value of the shares on the date such option is granted. The stock options generally expire seven to ten years after the date of grant. The Company recorded into general and administrative expenses stock-based compensation of $316,000 and $243,000 for the years ended December 31, 2021 and 2020, respectively.

A summary of the stock option activity related to the 2001 Stock Option Plans, the 2007 Share Incentive Plan and the 2016 Share Incentive Plan for the period from January 1, 2020 through December 31, 2021 is as follows:

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

Note 10 – Stockholders’ equity (continued)

2001 Non-Qualified Stock Option Plan
	Beginning Balance Outstanding	Granted During Period	Exercised During Period	Canceled During Period	Ending Balance Outstanding	Exercisable
Year ended December 31, 2020
Number of shares	22,930	-	-	(15,930)	7,000	7,000
Weighted average exercise price per share	$5.36	-	-	$4.25	$7.90	$7.90
Year ended December 31, 2021
Number of shares	7,000	-	-	(7,000)	-	-
Weighted average exercise price per share	$7.90	-	-	$7.90	-	-

2007 Share Incentive Plan
	Beginning Balance Outstanding	Granted During Period	Exercised During Period	Canceled During Period	Ending Balance Outstanding	Exercisable
Number of shares	345,000	-	-	-	345,000	305,000
Weighted average exercise price per share	$12.33	-	-	-	$12.33	$12.60
Year ended December 31, 2021
Number of shares	345,000	-	-	(125,000)	220,000	200,000
Weighted average exercise price per share	$12.33	-	-	$11.94	$12.56	$12.78

2007 Share Incentive Plan
	Beginning Balance Outstanding	Granted During Period	Exercised During Period	Canceled During Period	Ending Balance Outstanding	Exercisable
Year ended December 31, 2020
Number of shares	65,000	-	-	-	65,000	-
Weighted average exercise price per share	$5.94	-	-	-	$5.94	-
Year ended December 31, 2021
Number of shares	65,000	333,500	-	-	398,500	65,000
Weighted average exercise price per share	$5.94	$4.13	-	-	$4.43	$5.94

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

Note 10 – Stockholders’ equity (continued)

For the year ended December 31, 2021, the Company granted 333,500 stock options, vesting 25% per year over four years, with a ten-year life. The Company determined the fair value of stock options granted during the year ended December 31, 2021 is based upon weighted average assumptions as provided below.

Stock Price	$4.13
Exercise Price	$4.13
Dividend yield	0%
Expected volatility	67%
Risk-Free interest rate	1.36%
Expected life (in years)	6.00

The Company has 618,500 of outstanding stock options under the three plans at December 31, 2021.

The following table summarizes information about the outstanding and exercisable options at December 31, 2021.

	Options Outstanding				Options Exercisable
Exercise Price Range	Number Outstanding	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Intrinsic Value
$4.00-7.00	378,500	9.3	$4.23	$21,000	45,000	$5.00	$0
$7.01-10.00	20,000	6.3	$8.07	$0	20,000	$8.07	$0
$10.01-12.00	120,000	3.6	$10.52	$0	100,000	$10.56	$0
$12.01-15.00	100,000	.6	$15.00	$0	100,000	$15.00	$0

No options were exercised for the year ended December 31, 2021 and 2020. As of December 31, 2021, there was $730,000 of unrecognized compensation costs related to stock options expected to be recognized over a weighted average period of 3.49 years

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

Note 10 – Stockholders’ equity (continued)

Restricted Stock Awards

The following table summarizes restricted stock awards for the years ended December 31, 2021 and 2020:

	Shares of Restricted Stock	Weighted Average Grant Date Fair Value
Unvested outstanding at January 1, 2020	0	$0
Granted	30,200	$3.74
Vested	(30,200)	$3.74
Forfeited/Cancelled	-	-
Unvested outstanding at December 31, 2020	0	$0

Granted	42,800	$4.65
Vested	(36,000)	$4.60
Forfeited/Cancelled	(6,800)	$4.90
Unvested outstanding at December 31, 2021	0	$0

The total fair value of shares of restricted stock awards vested for the years ended December 31, 2021 and 2020 was approximately $160,000 and $113,000 respectively. The fair value of the outstanding restricted stock awards is recorded as stock compensation expense over the vesting period.

Restricted Stock Units

The following table summarizes restricted stock units for the years ended December 31, 2021 and December 31, 2020:

	Shares of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested outstanding at January 1, 2020	22,575		$4.66
Granted	-		-
Vested	(12,825)		$8.81
Forfeited/Cancelled	(1,000)		$5.45

Unvested outstanding at December 31, 2020	8,750		$5.00
Granted	-		-
Vested	(3,250)		$5.29
Forfeited/Cancelled	(-)	$	- -

Unvested outstanding at December 31, 2021	5,500		$4.82

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

Note 10 – Stockholders’ equity (continued)

The total fair value of vested restricted stock units was $38,000 and $91,000 respectively for the years ended December 31, 2021 and 2020.

The fair value of the outstanding restricted stock units will be recorded as stock compensation expense over the vesting period. As of December 31, 2021, there was $3,000 of total unrecognized compensation costs related to restricted stock units, which is expected to be recognized over a weighted-average period of .2 years.

Note 11 – Defined Contribution Plan

The Company maintains a 401(k) Plan for the benefit of all eligible employees. All employees as of the effective date of the 401(k) Plan became eligible. An employee is eligible to become a participant after three months of continuous service.

Participants may elect to contribute from their compensation any amount up to the maximum deferral allowed by the Internal Revenue Code. Employer contributions are optional. No discretionary employer contribution has been made for 2021 and 2020.

Note 12 – Segment Reporting

The Company operates through three segments, CVD, SDC and CVD Materials. The CVD segment is utilized for silicon, silicon germanium, silicon carbide and gallium arsenide processes. SDC is the Company’s ultra-high purity manufacturing division in Saugerties, New York. The accounting policies of CVD and SDC are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based on several factors, of which the primary financial measure is earnings before taxes. Included in the CVD Materials segment are the Company’s wholly owned subsidiaries, CVD Tantaline Aps and CVD MesoScribe Technologies Corporation.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

Note 12 – Segment Reporting (continued)

The following table presents certain information regarding the Company’s segments as of December 31, 2021 and December 31, 2020 and for the years then ended:

2021
(In thousands)	CVD	SDC	Materials	Corporate	Eliminations *	Consolidated
Assets	$26,360	$7,409	$1,755			$35,524

Revenue	$8,590	$4,849	$3,354		$(346)	$16,447
Operating (loss)/income	(3,454)	922	910	(3,185)		(4,807)
Gain on Sale of Building			6,894			6,894
Pretax (loss)/income	(1,055)	922	8,093	(3,185)		4,775

2020
(In thousands)	CVD	SDC	Materials		Corporate	Eliminations *	Consolidated
Assets	$31,284	$6,068	$3,593			$(9)	$40,936

Revenue	$10,385	$4,429	$2,556			$(450)	$16,920
Operating (loss)/income	(863)	473	(4,283	) (1)	(3,151)		(7,824)
Pretax (loss)/income	(878)	481	(4,054	) (1)	(3,151)		(7,602)

(1) During the year ended December 31, 2020, the Materials segment includes an impairment charge of $3.6 million related to the Tantaline product line.

*All elimination entries represent intersegment transactions eliminated in consolidation for external reporting.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 13:          Significant Events- COVID-19

The Company has been actively monitoring the coronavirus (COVID-19) outbreak and resulting pandemic and its impact on both the global economic and operating environment and specifically on its impact to the Company, its employees, its operations and its financial condition.  In March 2020, the World Health Organization recognized the COVID-19 outbreak as a pandemic based on the global spread of the disease, the severity of illnesses it causes and its effects on society. In response to the COVID-19 outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations, including complete or partial government shutdowns of many schools and businesses, including the Company, and advising or requiring individuals to limit or forego their time outside of their homes. Accordingly, the COVID-19 outbreak has severely restricted the level of economic activity in many countries, including the United States, and continues to materially and adversely impact global economic activity.  In particular, the aerospace sector, for which the Company relies on a significant part of its business, has been faced with significant reductions to its business due to lack of air travel. The Company’s new order levels during the year ended December 31, 2020 and into the first quarter of 2021 have seen substantial reductions which have materially and adversely affected revenues commencing in its second quarter of 2020, and is anticipated to continue into 2022. While the financial results for the Company’s first quarter of 2020 reflected the initial impact of COVID-19, and the twelve months ended December 31, 2020 and 2021 reflected a substantial adverse effect, management is unable to predict the extent of the impact the pandemic will have on the Company’s financial position and operating results for 2022 due to numerous uncertainties, but the impact could be material during any future period affected either directly or indirectly by this pandemic.  The Company intends to continue to evaluate the various government sponsored plans and programs put in place in response to the COVID-19 pandemic and further plans to take advantage of any such government benefits reasonably available to it.  Moreover, the Company will continue to monitor developments in that area as new government initiatives are passed.

The COVID-19 pandemic has adversely impacted worldwide supply chains and the ability to obtain sufficient amounts of component parts. In addition, disruptions and delays in the ability of the Company’s third party freight carriers to transport these items to the Company’s manufacturing facility also continues to be a challenge. During the third and fourth quarters in 2021, the Company experienced increased costs on certain components as well as delays in supply chain delivery, which may also impact its ability to recognize revenue and reduce the Company’s gross profit margins, as well as extend our manufacturing lead times and reduce its manufacturing efficiencies. The Company has commenced placing orders with more lead time to help mitigate the manufacturing delays, as well as assessing other suppliers or components to attempt to mitigate the potential cost impacts. In addition, the Company is utilizing its in-house flexible manufacturing to attempt to further mitigate both potential schedule delivery delays and material cost increase. While management has initiated actions to mitigate the potential negative impacts to our revenue and profitability, there can be no assurance of the ultimate impact and the length of time period that the supply chain factors may impact its revenues and profitability.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021 and 2020

NOTE 14:          SALE OF 555 BUILDING

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

Note 15 – Subsequent Events

The Company had a loan agreement with HSBC (see Note 7) which was secured by a mortgage against its Central Islip, NY Headquarters. On March 1, 2022, according to the terms of the agreement, the loan amount outstanding of approximately $1.7 million was satisfied.