Form 10-Q
period 2022-03-31
CVD EQUIPMENT CORP
filed 2022-05-16
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2022
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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,728,938 shares of Common Stock, $0.01 par value at May 9, 2022.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash and cash equivalents	$13,270,853	$16,651,371
Accounts receivable, net	1,498,183	1,446,354
Contract assets	2,717,823	2,538,373
Inventories, net	1,737,901	1,225,015
Taxes Receivable	-	715,599
Other current assets	384,286	493,788

Total Current Assets	19,609,046	23,070,500

Property, plant and equipment, net	12,196,745	12,261,321
Intangible assets, net	191,316	182,838
Other assets	9,570	9,570
Total Assets	$32,006,677	$35,524,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,178,206	$1,161,381
Accrued expenses	1,820,341	1,758,939
Current maturities of long-term debt	-	1,765,508
Contract Liabilities	720,385	1,650,426
Total Current Liabilities	3,718,932	6,336,254

Total Liabilities	3,718,932	6,336,254

Stockholders’ Equity:
Common stock - $0.01 par value – 20,000,000 shares authorized; issued and outstanding 6,728,938 at March 31, 2022 and 6,723,438 at December 31, 2021	67,289	67,234
Additional paid-in capital	27,374,209	27,277,154
Retained earnings	846,247	1,843,587
Total Stockholders’ Equity	28,287,745	29,187,975

Total Liabilities and Stockholders’ Equity	$32,006,677	$35,524,229

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	MARCH 31,
	2022	2021

Revenue	$4,655,727	$3,365,860

Cost of revenue	3,886,176	2,921,554

Gross profit	769,551	444,306

Operating expenses
Engineering, research and development	310,207	310,954
Selling and shipping	272,679	135,755
General and administrative	1,192,653	1,616,384

Total operating expenses	1,775,539	2,063,093

Operating loss	(1,005,988)	(1,618,787)

Other income (expense):
Interest income	18,282	1,223
Interest expense	(9,634)	(107,221)
Other Income	-	219,235
Total other income, net	8,648	113,237

Loss before income tax	(997,340)	(1,505,550)

Income tax expense	-	-

Net loss	$(997,340)	$(1,505,550)

Basic loss per common share	$(0.15)	$(0.23)
Diluted loss per common share	$(0.15)	$(0.23)

Weighted average common shares Outstanding-basic	6,725,042	6,680,130

Weighted average common shares Outstanding-diluted	6,725,042	6,680,130

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three months ended March 31, 2022 and 2021
	Common stock
				Retained
	Shares	Par Value	Additional paid-in Capital	Earnings/ (Accumulated deficit)	Total

Balance at January 1, 2022	6,723,438	$67,234	$27,277,154	$1,843,587	$29,187,975
Net loss	-	-	-	(997,340)	(997,340)
Stock-Based Compensation	5,500	55	97,055	-	97,110
Balance at March 31, 2022	6,728,938	$67,289	$27,374,209	$846,247	$28,287,745

Balance at January 1, 2021	6,678,698	$66,786	$26,961,684	$(2,902,898)	24,125,572
Net loss	-	-	-	(1,505,550)	(1,505,550)
Stock-Based Compensation	5,583	56	50,317	-	50,373
Balance at March 31, 2021	6,684,281	$66,842	$27,012,001	$(4,408,448)	$22,670,395

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(997,340)	$(1,505,550)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	97,110	50,373
Depreciation and amortization	250,949	255,644
(Increase)/decrease in operating assets
Accounts receivable	(51,829)	228,699
Contract assets	(179,450)	(533,007)
Inventories	(512,886)	(216,160)
Tax receivable	715,599	-
Other current assets	109,244	251,987
Increase/(decrease) in operating liabilities
Accounts payable	16,825	(314,625)
Accrued expenses	61,402	264,123
Contract liabilities	(930,041)	(53,150)

Total adjustments	(423,077)	(66,116)
Net cash used in operating activities	(1,420,417)	(1,571,666)

Cash flows from investing activities:
Net proceeds from sale of assets	10,000	-
Patents	(27,540)	-
Capital expenditures	(177,053)	(26,744)
Net cash used in investing activities	(194,593)	(26,744)

Cash flows from financing activities

Payments of long-term debt	(1,765,508)	(171,562)
Net cash used in financing activities	(1,765,508)	(171,562)

Net decrease in cash and cash equivalents	(3,380,518)	(1,769,972)

Cash and cash equivalents at beginning of period	16,651,371	7,699,335

Cash and cash equivalents at end of period	$13,270,853	$5,929,363

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-
Interest paid	$8,953	$106,547

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1:

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that can be expected for the year ending December 31, 2022.

The condensed consolidated balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at such date, as filed on Form 10-K with the SEC on March 31, 2022, but does not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with that report.

All material intercompany balances and transactions have been eliminated in consolidation. In addition, certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on net income.

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

For non-system sales of products, the point in time revenue is recognized when control of the promised products or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under ASC 606, “Revenue from Contracts with Customers”.

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), which require that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the increase or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. On November 15, 2019, the FASB delayed the effective date for smaller reporting companies. The amendments in this update are now effective for fiscal years beginning after December 15, 2022 and interim periods within those annual periods. Management is currently evaluating the effect of this update on the Company’s consolidated financial statements and currently believes it should not have a material impact.

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

NOTE 3:         CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

The Company had cash and cash equivalents of $13.3 million and $16.7 million at March 31, 2022 and December 31, 2021, respectively. The Company invests excess cash in U.S. treasury bills, certificates of deposit or deposit accounts, all with maturities of less than three months. Cash equivalents were $7.0 million at March 31, 2022 and December 31, 2021, respectively.

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at March 31, 2022 and December 31, 2021 was $5,411,000 and $8,613,000, respectively.

Sales concentration

Revenue from a single customer in any one period can exceed 10% of our total revenues. During the three months ended March 31, 2022, three customers exceeded 10% of revenues, representing 14.3%, 13.3% and 11.6% of revenues, and during the three months ended March 31, 2021 one customer exceeded 10%, representing 30.7% of revenues.

Accounts receivable

The Company sells products and services to various companies across several industries in the ordinary course of business. The Company performs ongoing credit evaluations to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience, evaluation of their credit history and review of the invoicing terms of the contract to determine the financial strength of its customers. The Company also maintains allowances for anticipated losses. At March 31, 2022, four customers exceeded 10% of the accounts receivable balance representing 58.1%, and at December 31, 2021 two customers exceeded 10% of the accounts receivable balance, representing 50.0% of the accounts receivable balance.

NOTE 4:         REVENUE DISAGGREGATION

The following table represents a disaggregation of revenue for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Month's Ending March 31, 2022

	Over time	Point in time	Total
Aerospace	$-	$705	$705
Energy, storage and transmission	$899	$7	$906
Industrial	$997	$872	$1,869
Research	$706	$470	$1,176
Total	$2,602	$2,054	$4,656

	Three Month's Ending March 31, 2021

	Over time	Point in time	Total
Aerospace	$189	$526	$715
Energy, storage and transmission	$-	$-	$-
Industrial	$1,369	$675	$2,044
Research	$187	$420	$607
Total	$1,745	$1,621	$3,366

The Company has unrecognized contract revenue of approximately $6.2 million at March 31, 2022, which it expects to recognize as revenue within the next twelve months.

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

NOTE 4:         REVENUE DISAGGREGATION (continued)

Contract Assets and Liabilities

Contract assets consist of (i) retainage which represents the earned, but unbilled, portion for which payment is deferred by the customer until certain contractual milestones are met; and (ii) unbilled receivables which represent revenue that has been recognized in advance of billing the customer, which is common for long-term contracts. Contract liabilities consist of customer advances and billings in excess of revenue recognized.

During the three months ended March 31, 2022 and 2021, the increase in contract assets of approximately $.2 million and $.5 million, respectively, was the result of work performed in excess of billings which are based upon project milestones.

Contract assets and contract liabilities on input method type contracts in progress are summarized as follows:

2022
Costs incurred on contracts in progress	$6,878,958
Estimated earnings	4,792,589
11,671,547
Billings to date	(9,510,318)
$2,161,229
Deferred revenue related to non-systems contracts	(163,791)
1,997,438
Included in accompanying balance sheets
Under the following captions:
Contract assets	$2,717,823
Contract liabilities	$(720,385)

NOTE 5:          INVENTORIES, NET

Inventories consist of:

	March 31, 2022	December 31, 2021

Raw materials	$1,368,955	$1,030,955
Work-in-process	368,946	194,060
Inventories	$1,737,901	$1,225,015

NOTE 6:         ACCOUNTS RECEIVABLE, NET

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $36,000 and $59,000 as of March 31, 2022 and December 31, 2021, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

NOTE 7:         LONG-TERM DEBT

The Company had a loan agreement with HSBC which was secured by a mortgage against its Central Islip, NY Headquarters. The loan was payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity on March 1, 2022. The balance as of December 31, 2021 was approximately $1.8 million. Interest accrued on the Loan, at the Company’s option, at the variable rate of LIBOR plus 1.75% or Prime less 0.5% (1.86% at December 31, 2021). According to the terms of the agreement the loan was satisfied on March 1, 2022.

NOTE 8:         STOCK-BASED COMPENSATION EXPENSE

The Company recorded $97,110 and $50,373 during the three months ended March 31, 2022 and 2021, respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments. The following table summarizes the compensation expense recorded for the three months ended March 31, 2022 and 2021 related to stock-based compensation.

	Three months ended March 31,
	2022	2021

Cost of revenue	$16,029	$-
Engineering, research and development	$3,941	$-
Selling and shipping	$5,246	$-
General and administrative	$71,894	$50,373

Total	$97,110	$50,373

NOTE 8:         STOCK-BASED COMPENSATION EXPENSE (continued)

A summary of the stock option activity related to the 2007 Share Incentive Plan and the 2016 Share Incentive Plan for the period from January 1, 2022 through March 31, 2022 are as follows:

2007 Share Incentive Plan
	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Number of shares	220,000	-	-	-	220,000	220,000
Weighted average exercise price per share	$12.56	-	-	-	$12.56	$12.56

2016 Share Incentive Plan
	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Number of shares	398,500	12,500	-	(2,500)	408,500	65,000
Weighted average exercise price per share	$4.43	$4.60	-	$4.01	$4.43	$5.94

For the three months ended March 31, 2022, the Company granted 12,500 stock options, vesting 25% per year over four years, with a ten-year life. The Company determined the fair value of stock options granted during the three months ended March 31, 2022 is based upon weighted average assumptions as provided below.

Stock Price	$4.60
Exercise Price	$4.60
Dividend yield	0%
Expected volatility	68%
Risk-Free interest rate	1.79%
Expected life (in years)	6.00

The Company has a total of 628,500 outstanding stock options, of which 285,000 were exercisable under the two plans at March 31, 2022.

NOTE 8:         STOCK-BASED COMPENSATION EXPENSE (continued)

The following table summarizes information about the outstanding and exercisable options at March 31, 2022.

			Options Outstanding				Options Exercisable
				Weighted	Weighted			Weighted
				Average	Average			Average
Exercise			Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price Range			Outstanding	Contractual	Price	Value	Exercisable	Price	Value
$4.00	-	7.00	388,500	9.1	$4.25	$116,000	45,000	$5.00	$0
$7.01	-	10.00	20,000	6.1	$8.07	$0	20,000	$8.07	$0
$10.01	-	12.00	120,000	3.3	$10.52	$0	120,000	$10.52	$0
$12.01	-	15.00	100,000	.4	$15.00	$0	100,000	$15.00	$0

No options were exercised during the three months ended March 31, 2022. As of March 31, 2022, there was $693,000 of unrecognized compensation costs related to stock options expected to be recognized over a weighted average period of 3.3 years.

Restricted Stock Awards

There were no unvested shares of restricted stock at March 31, 2022 and December 31, 2021. During the three months ended March 31, 2022 there were no grants of restricted stock.

Pursuant to the director compensation plan approved on October 11, 2021, each director is entitled to Director Compensation for an Annual Equity Retainer in the amount of $40,000, to be automatically granted on the date of the Company’s annual meeting of shareholders (directors may elect to receive payment in restricted stock, stock options or a combination thereof).

Restricted Stock Units

The following table summarizes activity related to outstanding restricted stock units for the three months ended March 31, 2022:

Weighted
	Shares of	Average Grant
	Restricted	Date Fair
	Stock Units	Value
Unvested outstanding at December 31, 2021	5,500	$4.82
Granted	-	$-
Vested	(5,500)	$4.82
Forfeited/Cancelled	-	$-

Unvested outstanding at March 31, 2022	-	$-

The total fair value of vested restricted stock units was $3,458 for the three months ended March 31, 2022. As of March 31, 2022, there was no unrecognized compensation costs related to restricted stock units.

NOTE 9:         INCOME TAXES

As of March 31, 2022 and December 31, 2021, the Company has provided a full valuation allowance against all of the net deferred tax assets. This was based on management’s assessment, including the last two years of operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted by the United States Congress. As a result of the enactment of the CARES Act, net operating losses (“NOL’s”) generated in 2018-2020 can now be carried back for five years and resulted in the Company recognizing approximately $1.5 million of a tax benefit, of which $.7 million was a receivable at December 31, 2021. This tax receivable was collected in the three months ended March 31, 2022. Management continues to evaluate for potential utilization of the Company’s deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, and cost containment measures.

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

A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three months ended March 31,
	2022	2021

Basic weighted average common shares outstanding	6,725,042	6,680,130
Dilutive effect of options and unvested restricted shares	-	-
Diluted weighted average shares outstanding	6,725,042	6,680,130

NOTE 10:         EARNINGS PER SHARE (continued)

The following table represents common stock equivalents that were excluded from the computation of diluted earnings per share for the three months ended March 31, 2022 and 2021, because the effect of their inclusion would be anti-dilutive.

	Three months ended March 31,
	2022	2021

Stock Options	628,500	410,000
	628,500	410,000

Stock options to purchase 628,500 shares of common stock were outstanding and 285,000 were exercisable during the three months ended March 31, 2022.

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

Three Months Ended March 31,

(In thousands)

				Eliminations* and
2022	CVD	SDC	Materials	Unallocated	Consolidated
Assets	$22,575	$7,756	$1,661	$15	$32,007

Revenue	2,827	1,415	458	(44)	4,656
Operating (loss) income	(736)	442	(6)	(706)	(1,006)
Pretax (loss) income	(726)	442	(7)	(706)	(997)

2021
Assets	$29,659	$6,116	$3,407	$24	$39,206

Revenue	2,006	827	629	(96)	3,366
Operating loss	(575)	(5)	(110)	(929)	(1,619)
Pretax (loss) income	(590)	(5)	18	(929)	(1,506)

*All elimination entries represent intersegment revenues eliminated in consolidation for external financial reporting.

NOTE 12:          SIGNIFICANT EVENTS- CORONAVIRUS (COVID-19)

The Company has been actively monitoring the coronavirus (COVID-19) outbreak and resulting pandemic and its impact on both the global economic and operating environment and specifically on its impact to the Company, its employees, its operations and its financial condition.  In March 2020, the World Health Organization recognized the COVID-19 outbreak as a pandemic based on the global spread of the disease, the severity of illnesses it causes and its effects on society. In response to the COVID-19 outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations, including complete or partial government shutdowns of many schools and businesses, including the Company, and advising or requiring individuals to limit or forego their time outside of their homes. Accordingly, the COVID-19 outbreak (including the impact of the COVID Omicron variant) has severely restricted the level of economic activity in many countries, including the United States, and continues to materially and adversely impact global economic activity.  In particular, the aerospace sector, for which the Company relies on a significant part of its business, has been faced with significant reductions to its business due to reduced air travel which has negatively affected new order bookings and has materially and adversely affected the Company’s revenues to date.

NOTE 12:          SIGNIFICANT EVENTS- CORONAVIRUS (COVID-19) (continued)

Management is unable to predict the extent of the impact the pandemic will have on the Company’s financial position and operating results for the remainder of 2022 due to numerous uncertainties, but the impact could be material during any future period affected either directly or indirectly by this pandemic.  The Company intends to continue to evaluate the various government-sponsored plans and programs put in place in response to the COVID-19 pandemic and further plans to take advantage of any such government benefits reasonably available to it.  Moreover, the Company will continue to monitor developments in that area as new government initiatives are passed.

The COVID-19 pandemic has adversely impacted worldwide supply chains and the ability to obtain sufficient amounts of raw materials and component parts such as nickel and integrated circuits. Further, geopolitical developments across Europe and Asia have and may continue to restrict our ability to procure raw materials and components, as well as impact our ability to sell our products into China, Russia and other Eastern European and Asian regions. In addition, disruptions and delays in the ability of the Company’s third party freight carriers to transport these items to the Company’s manufacturing facility also continues to be a challenge. During the third and fourth quarters of 2021, and into 2022, the Company experienced increased costs on certain components as well as delays in supply chain delivery, which has and may continue to impact its ability to recognize revenue and reduce the Company’s gross profit margins, as well as extend our manufacturing lead times and reduce its manufacturing efficiencies. The Company is now placing orders with more lead time to help mitigate the manufacturing delays, as well as assessing other suppliers or components to attempt to mitigate the potential cost impacts. In addition, the Company is utilizing its in-house flexible manufacturing to attempt to further mitigate both potential schedule delivery delays and material cost increase. While management has initiated actions to mitigate the potential negative impacts to our revenue and profitability, there can be no assurance of the ultimate impact and the length of time period that the supply chain factors may impact its revenues and profitability.

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

Coronavirus (COVID-19)

We have been actively monitoring the coronavirus ("COVID-19") outbreak and its impact globally.  Our primary focus to this point has been to ensure the health and safety of our employees.  To that end, we have adopted social distancing practices where appropriate, implemented travel restrictions, and have taken actions to ensure that our facilities are cleaned and sanitized regularly.  These are novel and challenging times and the magnitude of this crisis is requiring us to consider all options to promote the safety of employees, including, where appropriate, or where required to comply with foreign, national, state or local governmental authority recommendations, guidelines, and/or mandates, the temporary reduction or suspension of work at certain of our locations and production facilities to protect employees and curb the spread of the coronavirus.  All of these factors have adversely impacted our operating results.  In particular, the aerospace sector, for which we rely on for a significant part of our business, has been faced with significant reductions to its business due to reduced air travel which has negatively affected new order bookings and has materially and adversely affected the Company’s revenues to date. Due to the timing of the COVID-19 outbreak, our new order levels during the first quarter of 2021 have seen continued substantial reductions, while new orders in the second, third, and fourth quarters of 2021 were substantially higher at approximately $6.0 million, $6.1 million and $5.2 million, respectively, and new orders in the first quarter of 2022 were approximately $4.1 million. Significant geopolitical developments across Europe and Asia have and may continue to restrict our ability to procure raw materials and components such as nickel and integrated circuits, as well as impact our ability to sell our products into China, Russia and other Eastern European and Asian regions. We continue to be unable to predict the extent of the impact the pandemic will have on our financial position and operating results for the remainder of 2022 due to numerous uncertainties (including the impact of the COVID Omicron variant), supply chain disruptions, rising costs and the impact on the aerospace sector, but the impact could be material during any future period affected either directly or indirectly by this pandemic.  The longer-term impacts from the pandemic are highly uncertain and cannot be predicted.

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

In 2021 and into 2022 our focus has been on our growth markets, the development of standard product solutions and being able to provide solutions from gas/liquid storage through process and process by-product treatment. This has allowed us to provide increased value to our customers.

2022 Developments

In 2021, we launched our strategy to transition the focus of the Company to standardized products serving global growth application markets. Our growth opportunities in 2022 are consistent with our strategic plan to address and serve growth production markets.

In the first three months of 2022, and in the month of April 2022, total Company orders were approximately $4.1 million and $7.2 million, respectively. This $11.3 million year to date total for April 2022 included 14 system orders for Silicon Carbide (“SiC”) growth. There have been twenty (20) systems ordered for our PVT-150 system which has been developed for SiC growth over the last 6 months and planned to ship in 2022. In total there were eighteen (18) CVD systems booked in the first four months of 2022.

Statement of Operations

	Three Months Ended
	MARCH 31,
	2022	2021

Revenue	$4,655,727	$3,365,860

Cost of revenue	3,886,176	2,921,554

Gross profit	769,551	444,306

Operating expenses
Engineering, research and development	310,207	310,954
Selling and shipping	272,679	135,755
General and administrative	1,192,653	1,616,384

Total operating expenses	1,775,539	2,063,093

Operating loss	(1,005,988)	(1,618,787)

Other income (expense):
Interest income	18,282	1,223
Interest expense	(9,634)	(107,221)
Other Income	-	219,235
Total other income, net	8,648	113,237

Loss before income tax	(997,340)	(1,505,550)

Income tax expense	-	-

Net loss	$(997,340)	$(1,505,550)

Three Months Ended March 31, 2022 vs. March 31, 2021

Revenue

Our revenue for the three months ended March 31, 2022 was $4.7 million compared to $3.4 million for the three months ended March 31, 2021, an increase of $1.3 million or 38.3%. The increase in revenue for the three months ended March 31, 2022 versus the prior year period was primarily attributable to increased revenue of $.8 million from the CVD Equipment segment related to spare parts and equipment sales, $.6 million from our SDC segment, offset, in part by, decreased revenue of $.1 million from the CVD Materials segment. Despite achieving a sales increase of $1.3 million or 38.3% this quarter, as compared to the prior year quarter, overall sales levels continue to be negatively affected, primarily attributable to the impacts of COVID-19 including delays in our supply chain delivery of components which impacts our ability to recognize revenue more timely. However, as a result of increased new orders, primarily in the last three quarters of 2021, the result of a recovery in the marketplace, exclusive of aerospace, as well as the execution of our operating plan, we have achieved four sequential quarters of revenue increases during 2021. Quarterly revenue in 2021 was $3.4 million, $4.0 million, $4.3 million and $4.7 million, during Q1 to Q4, respectively, and revenue in Q1 2022 was essentially unchanged at $4.7 million. Our backlog at March 31, 2022 was approximately $9.9 million, a decrease of $.5 million as compared to December 31, 2021 of $10.4 million. This decrease is due to the timing of new orders in Q1 2022 of $4.1 million, as compared to revenue of $4.7 million. While aerospace sales had represented as much as 60% of our total revenue, during the three months ended March 31, 2022 and 2021 it represented approximately 15.1% and 21.2%, respectively. This is due to the negative effect the COVID-19 crisis has had initially in 2020 and continuing to date on the aerospace sector, which resulted from reduced travel and reduction of industry gas turbine engine sales.

The revenue contributed by the CVD Equipment segment for the three months ended March 31, 2022 was $2.8 million, which totaled 60.7% of our overall revenue, and was 40.8% or $.8 million higher than the segment’s $2.0 million contribution made in the three months ended March 31, 2021, which totaled 59.6% of our overall revenue. This revenue increase is the result of increases of $.4 million in spare parts sales, which continue to be impacted by the slow down in aerospace demand due to COVID-19, and an increase of $.4 million from equipment sales.

Revenue for our SDC segment was $1.4 million for the three months ended March 31, 2022 as compared to $.8 million for the three months ended March 31, 2021, an increase of $.6 million resulting from the receipt of one large order in 2022, compared to 2021.

Revenues for our CVD Materials segment were $.5 million for the three months ended March 31, 2022, as compared to $.6 million in the three months ended March 31, 2021.

Gross Profit

Gross profit for the three months ended March 31, 2022 was to $.8 million, with a gross profit margin of 16.5%, as compared to a gross profit of $.4 million and a gross profit margin of 13.2% for the three months ended March 31, 2021. The increase in gross profit and gross profit margin was primarily the result of leveraging fixed costs on higher sales levels, and product mix, which more than offset certain component cost increases and compensation costs. During the quarter ended September 30, 2021, we started to experience increased costs on certain components as well as delays in supply chain delivery, which also impacts revenue as well as manufacturing lead times and efficiencies. We have been placing orders with more lead time to help mitigate the manufacturing delays, as well as assessing other suppliers or components to attempt to mitigate the potential cost impacts. In addition, we are utilizing our in-house flexible manufacturing to attempt to further mitigate both potential schedule delivery delays and material cost increases. In late 2021, we initiated price increases on new quotations which we anticipate will mitigate our cost increases and we anticipate will benefit margins during 2022.

Engineering, Research and Development

For the three months ended March 31 2022 and 2021, engineering, research and development expenses were $310,207 and $310,954, respectively, essentially unchanged. General engineering support and expenses related to focusing development on more standard products and value added development are reflected as engineering, research and development, while due to the technical development required on custom orders, our engineering team and their expenses are charged to costs of goods sold when they are working directly on a customer project.

Selling

Selling expenses were $272,679 or 5.9% of the revenue for the three months ended March 31, 2022 as compared to $135,755 or 4.0% of the revenue for the three months ended March 31, 2021. The increase in 2022 was primarily the result of increased employee compensation, which includes the transfer of one employee from administration to focus on all sales and marketing initiatives, and benefit costs during the three months ended March 31, 2022, as compared to March 31, 2021.

General and Administrative

General and administrative expenses for the three months ended March 31, 2022 were $1,192,653 or 25.6% of revenue as compared to $1,616,384 or 48.0% of revenue for the three months ended March 31, 2021, a decrease of $423,731 or 26.2%. The decrease in these expenses is primarily due to reduced legal expenses of $206,000 due to higher costs in the three months ended March 31, 2021 related to governance and strategic planning activities, including $75,000 related to the preparation of the sale of the 555 building which closed in July 2021. In addition, other operating costs decreased due to lower building operating costs as a result of the sale of the 555 Building in July 2021, and consolidation of our facilities into our 355 facility.

Operating loss

As a result of increased sales and the increased gross profit margins of $.3 million, and reduced operating expenses of $.3 million, our operating loss was 1.0 million in the three months ended March 31 2022, compared with an operating loss of $1.6 million in the three months ended March 31, 2021.

Other income

Other income was $8,648 and $113,237 for the three months ended March 31, 2022 and 2021, respectively. Other income from subleasing a portion of our then 555 Building (which was sold on July 26, 2021) was $219,235 for the three months ended March 31, 2021 as compared to none in the three months ended March 31, 2022. As a result of our increased cash position from the sale of the 555 Building in July 2021, interest income increased $17,059, to $18,282 for the three months ended March 31, 2022 as compared to $1,223 in 2021. In addition, interest expense related to the Company’s mortgages decreased $97,587 to $9,634 in the three months ended March 31, 2022, as compared to $107,221 in 2021, the result of our 555 Building mortgage satisfied on July 26, 2021, as well as the satisfaction of our remaining mortgage on the 355 building on March 1, 2022.

Income Taxes

Income tax expense for the three months ended March 31, 2022 and 2021, were $0, respectively. We continue to evaluate for potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections and timing of orders, cost containment measures and other factors.

Net loss

As a result of the foregoing factors, we reported a net loss of $997,340 or $0.15 per basic and diluted share, for the three months ended March 31, 2022, as compared to a net loss of $1,505,550, or $0.23 per basic and diluted share for the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022, we had aggregate working capital of $15.9 million compared to aggregate working capital of $16.7 million at December 31, 2021. Our cash and cash equivalents at March 31, 2022 and December 31, 2021 were $13.3 million and $16.7 million, respectively.

Net cash used in operating activities was $1.4 million. This is the result of a net loss, adjusted for non-cash items, of $.6 million, decreased contract liabilities of $.9 million, increased inventory of $.5 million to support increased orders and attempt to mitigate further supply chain impacts, increased contract assets of $.2 million, offset, in part by, decreased tax receivables $.7 million and increased accrued expenses of $.1 million.

Capital expenditures for equipment were $.2 million in the three months ended March 31, 2022.

We had a loan agreement with HSBC USA, N.A. (the “HSBC”) which was secured by a mortgage on our Central Islip headquarters at 355 South Technology Drive. The loan was payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity on March 1, 2022. According to the terms of the agreement the loan was satisfied on March 1 2022 resulting in total debt repayments of $1.8 million during the three months ended March 31, 2022.

The COVID-19 outbreak has resulted in extended shutdowns of certain businesses in United States and around the world. We have been actively monitoring the COVID-19 outbreak and its impact globally.  Our primary focus to this point has been to ensure the health and safety of our employees.  To that end, we have adopted social distancing where appropriate, implemented travel restrictions, and we have taken actions to ensure that locations and facilities are cleaned and sanitized regularly.  These are novel and challenging times and the magnitude of this crisis is requiring us to consider all options to promote the safety of employees, including, where appropriate, or where required to comply with foreign, national, state or local governmental authority recommendations, guidelines, and/or mandates, the temporary reduction or suspension of work at certain of the Company’s locations and production facilities to protect employees and curb the spread of the coronavirus.  All of these actions have adversely impacted our operating results.  In particular, our aerospace sector, for which we rely on a significant part of our business, has been faced with significant reductions to its business due to reduced air travel which has negatively affected new order bookings and has materially and adversely affected the Company’s revenues to date. We continue to be unable to predict the extent of the impact the pandemic will have on our financial position and operating results for the remainder of 2022 due to numerous uncertainties (including the impact of the COVID Omicron variant), supply chain disruptions, rising costs and the impact on the aerospace sector, but the impact could be material during any future period affected either directly or indirectly by this pandemic.  The longer-term impacts from the pandemic are highly uncertain and cannot be predicted. Our return to profitability is dependent upon, among other things, the receipt of new equipment orders, the lessening of the ongoing effects of COVID-19 on our business and the Aerospace market, improvement in the operations of the materials business, as well as managing planned capital expenditures and operating expenses.

Based upon all of these factors, we believe that our cash and cash equivalent positions and our projected cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the next twelve to eighteen months of the filing of this Form 10-Q. Should the current environment continue longer or worsen, we will continue to assess our operations and take actions anticipated to maintain our operating cash to support the working capital needs.

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

There have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated May 16, 2022

31.2*	Certification of Thomas McNeill, Chief Financial Officer, dated May 16, 2022

32.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated May 16, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Thomas McNeill, Chief Financial Officer, dated May 16, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Inline XBRL Instance.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL**	Inline XBRL Taxonomy Extension Calculation.

101.DEF**	Inline XBRL Taxonomy Extension Definition.

101.LAB**	Inline XBRL Taxonomy Extension Labels.

101.PRE**	Inline XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of May 2022.

CVD EQUIPMENT CORPORATION

By	/s/ Emmanuel Lakios
Emmanuel Lakios
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Thomas McNeill
Thomas McNeill
Executive Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)

EXHIBIT INDEX

31.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated May 16, 2022

31.2*	Certification of Thomas McNeill, Chief Financial Officer, dated May 16, 2022

32.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated May 16, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Thomas McNeill, Chief Financial Officer, dated May 16, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Inline XBRL Instance.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL**	Inline XBRL Taxonomy Extension Calculation.

101.DEF**	Inline XBRL Taxonomy Extension Definition.

101.LAB**	Inline XBRL Taxonomy Extension Labels.

101.PRE**	Inline XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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