Form 10-Q
period 2022-09-30
CVD EQUIPMENT CORP
filed 2022-11-14
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,760,938 shares of Common Stock, $0.01 par value at November 14, 2022.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$11,875,921	$16,651,371
Accounts receivable, net	2,850,861	1,446,354
Contract assets	3,152,469	2,538,373
Inventories, net	2,133,767	1,225,015
Taxes receivable	-	715,599
Other current assets	560,019	493,788

Total current assets	20,573,037	23,070,500

Property, plant and equipment, net	12,813,611	12,261,321
Intangible assets, net	205,510	182,838
Other assets	9,570	9,570
Total assets	$33,601,728	$35,524,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,523,893	$1,161,381
Accrued expenses	2,445,791	1,758,939
Current maturities of long-term debt	76,379	1,765,508
Contract liabilities	1,477,894	1,650,426
Total current liabilities	5,523,957	6,336,254

Long-term debt, net of current portion	355,621	-
Total liabilities	5,879,578	6,336,254

Stockholders’ equity:
Common stock - $0.01 par value – 20,000,000 shares authorized; issued and outstanding 6,760,938 at September 30, 2022 and 6,723,438 at December 31, 2021	67,609	67,234
Additional paid-in capital	27,584,158	27,277,154
Retained earnings	70,383	1,843,587
Total stockholders’ equity	27,722,150	29,187,975

Total liabilities and stockholders’ equity	$33,601,728	$35,524,229

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$8,118,627	$4,329,459	$18,579,447	$11,729,727
Cost of revenue	5,698,766	3,466,159	13,952,413	9,424,994

Gross profit	2,419,861	863,300	4,627,034	2,304,733

Operating expenses:
Research and development	518,007	445,807	1,397,408	1,187,516
Selling	289,800	237,934	894,740	602,836
General and administrative	1,489,779	1,101,883	3,936,734	4,138,416

Total operating expenses	2,297,586	1,785,624	6,228,882	5,928,768

Operating income (loss)	122,275	(922,324)	(1,601,848)	(3,624,035)

Other income (expense):
Interest income	43,050	1,776	73,979	3,402
Interest expense	(159)	(35,973)	(5,502)	(250,194)
Gain on sale of building	-	6,894,109	-	6,894,109
Gain on debt extinguishment	-	-	-	2,443,418
Foreign exchange loss	(107,000)	-	(250,000)	-
Other income	5,437	63,143	11,057	499,970

Total other income, net	(58,672)	6,923,055	(170,466)	9,590,705

Income (loss) before income taxes	63,603	6,000,731	(1,772,314)	5,966,670

Income tax expense	65	27,327	890	28,391

Net income (loss)	$63,538	$5,973,404	$(1,773,204)	$5,938,279

Income (loss) per common share - basic	$0.01	$0.89	$(0.26)	$0.89
Income (loss) per common share - diluted	$0.01	$0.89	$(0.26)	$0.89

Weighted average common shares outstanding:
Basic	6,736,764	6,685,599	6,730,263	6,683,407
Diluted	6,740,692	6,707,883	6,730,263	6,691,813

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three months ended September 30, 2022 and 2021
	Common stock
	Shares	Par Value	Additional paid-in Capital	Retained Earnings/ (Accumulated Deficit)	Total

Balance at July 1, 2022	6,728,938	$67,289	$27,465,930	$6,845	$27,540,064
Net income	-	-	-	63,538	63,538
Stock-based compensation	32,000	320	118,228	-	118,548
Balance at September 30, 2022	6,760,938	$67,609	$27,584,158	$70,383	$27,722,150

Balance at July 1, 2021	6,684,281	$66,842	$27,074,079	$(2,938,023)	$24,202,898
Net income	-	-	-	5,973,404	5,973,404
Stock-based compensation	3,157	32	105,459	-	105,491
Balance at September 30, 2021	6,687,438	$66,874	$27,179,538	$3,035,381	$30,281,793

Nine months ended September 30, 2022 and 2021
	Common stock
	Shares	Par Value	Additional paid-in Capital	Retained Earnings / (Accumulated Deficit)	Total

Balance at January 1, 2022	6,723,438	$67,234	$27,277,154	$1,843,587	$29,187,975
Net loss	-	-	-	(1,773,204)	(1,773,204)
Stock-based compensation	37,500	375	307,004	-	307,379
Balance at September 30, 2022	6,760,938	$67,609	$27,584,158	$70,383	$27,722,150

Balance at January 1, 2021	6,678,698	$66,786	$26,961,684	$(2,902,898)	$24,125,572
Net income	-	-	-	5,938,279	5,938,279
Stock-based compensation	8,740	88	217,854	-	217,942
Balance at September 30, 2021	6,687,438	$66,874	$27,179,538	$3,035,381	$30,281,793

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(1,773,204)	$5,938,279
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale of building	-	(6,894,109)
Gain on debt extinguishment	-	(2,443,418)
Stock-based compensation	307,379	217,942
Depreciation and amortization	537,903	585,082
Changes in assets and liabilities:
Accounts receivable	(1,404,506)	(844,185)
Contract assets	(614,096)	(1,133,887)
Inventories	(908,753)	(341,905)
Tax receivable	715,599	-
Other current assets	(66,230)	491,764
Accounts payable	362,512	36,226
Accrued expenses	686,851	95,281
Contract liabilities	(172,532)	717,688
Total adjustments	(555,873)	(9,513,521)
Net cash used in operating activities	(2,329,077)	(3,575,242)

Cash flows from investing activities:
Net proceeds from sale of building	-	23,075,477
Net proceeds from sale of assets	10,000	-
Capitalized patents costs	(52,911)	-
Capital expenditures	(637,954)	(212,920)
Net cash (used in) provided by investing activities	(680,865)	22,862,557

Cash flows from financing activities:
Repayments of long-term debt	(1,765,508)	(9,540,246)
Net cash used in financing activities	(1,765,508)	(9,540,246)

Net (decrease) increase in cash and cash equivalents	(4,775,450)	9,747,069

Cash and cash equivalents at beginning of period	16,651,371	7,699,335

Cash and cash equivalents at end of period	$11,875,921	$17,446,404

Supplemental disclosure of cash flow information:
Income taxes paid	$890	$28,391
Interest paid	$8.157	$250,194

Non-cash investing and financing activities:
Loan obtained for new equipment	$432,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1:

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that can be expected for the year ending December 31, 2022.

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

Revenue Recognition

In accordance with FASB ASC 606 - Revenue from Contracts with Customers (“ASC 606“), the Company records revenue in an amount that reflects the consideration to which the Company expects to be entitled in exchange for goods or services promised to its customers. Under ASC 606, the Company follows a five-step model to: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price for the contract; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue using one of the following two methods:

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Over time

The Company designs, manufactures and sells specialized chemical vapor deposition equipment through contractual agreements. These system sales require the Company to deliver functioning equipment that is generally completed within three to eighteen months from commencement of order acceptance. The Company recognizes revenue from system sales over time by using an input method based on costs incurred as it depicts the Company’s progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed price contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. Incurred costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies, tools, repairs and depreciation costs. Contract material costs are included in incurred costs when the project materials have been purchased or moved to work in process, and installed, as required by the project’s engineering design. Cost-based input methods of revenue recognition require the Company to make estimates of costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the costs to complete the projects, including materials, labor and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known and can be reasonably estimated.

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

Point in time

For non-system sales of products and services, revenue is recognized at the point in time when control of the promised products or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under ASC 606, “Revenue from Contracts with Customers”.

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

Cash and cash equivalents

The Company had cash and cash equivalents of $11.9 million and $16.7 million at September 30, 2022 and December 31, 2021, respectively. The Company invests excess cash in U.S. treasury bills, certificates of deposit or deposit accounts, all with maturities of less than three months. Cash equivalents were $7.1 million and $7.0 million at September 30, 2022 and December 31, 2021, respectively.

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at September 30, 2022 and December 31, 2021 was $3.7 million and $8.6 million, respectively.

NOTE 3:	CONCENTRATION OF CREDIT RISK (continued)

Sales concentration

Revenue from a single customer in any one period can exceed 10% of our total revenues. During the three months ended September 30, 2022, one customer exceeded 10% of revenues, representing 44.6% of revenues, and during the nine months ended September 30, 2022, one customer exceeded 10%, representing 28.6% of revenues. During the three months ended September 30, 2021, two customers exceeded 10% of revenues, representing 15.6% and 11.8% of revenues, and during the nine months ended September 30, 2021, two customers exceeded 10%, representing 12.0% and 11.7% of revenues.

Accounts receivable

The Company sells products and services to various companies across several industries in the ordinary course of business. The Company performs ongoing credit evaluations to assess the probability of accounts receivable collection based on a number of factors, including past transaction experience, evaluation of their credit history and review of the invoicing terms of the contract to determine the financial strength of its customers. For certain contracts, the Company receives advanced payments for a portion of the contract price. The Company also maintains allowances for anticipated losses. At September 30, 2022, one customer exceeded 10% of the accounts receivable balance representing in the aggregate 34.4%, and at December 31, 2021 two customers exceeded 10% of the accounts receivable balance, representing in the aggregate 50.0% of the accounts receivable balance.

NOTE 4:	REVENUE RECOGNITION

The following table represents a disaggregation of revenue for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30, 2022

	Over time	Point in time	Total
Aerospace	$-	$154	$154
Energy, storage and transmission	3,791	25	3,816
Industrial	1,653	1,153	2,806
Research	827	516	1,343
Total	$6,271	$1,848	$8,119

NOTE 4:	REVENUE RECOGNITION (continued)

	Three months ended September 30, 2021

	Over time	Point in time	Total
Aerospace	$-	$574	$574
Energy, storage and transmission	-	-	-
Industrial	1,551	1,205	2,756
Research	612	388	1,000
Total	$2,163	$2,167	$4,330

	Nine months ended September 30, 2022

	Over time	Point in time	Total
Aerospace	$-	$1,375	$1,375
Energy, storage and transmission	6,714	49	6,763
Industrial	4,099	3,197	7,296
Research	1,832	1,313	3,145
Total	$12,645	$5,934	$18,579

	Nine months ended September 30, 2021

	Over time	Point in time	Total
Aerospace	$386	$1,677	$2,063
Energy, storage and transmission	-	-	-
Industrial	4,147	3,173	7,320
Research	1,164	1,183	2,347
Total	$5,697	$6,033	$11,730

The Company has unrecognized contract revenue of approximately $9.8 million at September 30, 2022, which it expects to substantially recognize as revenue within the next twelve months.

Judgment is required to evaluate assumptions including the amount of net contract revenues and the total estimated costs to determine our progress towards contract completion and to calculate the corresponding amount of revenue to recognize.

NOTE 4:	REVENUE RECOGNITION (continued)

Changes in estimates for sales of systems may occur for a variety of reasons, including but not limited to (i) build accelerations or delays, (ii) product cost forecast changes, (iii) cost related change orders or add-ons, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect on the Company’s consolidated statements of operations.

Contract assets and liabilities

During the nine months ended September 30, 2022 and 2021, the increase in contract assets of approximately $.6 million and $1.1 million, respectively, was the result of work performed in excess of billings which are based upon contract milestones.

Contract assets and contract liabilities on input method type contracts in progress are summarized as follows:

2022
Costs incurred on contracts in progress	$11,921,048
Estimated earnings	8,530,639
20,451,687
Billings to date	(18,548,776)
1,902,911
Deferred revenue related to non-system contracts	(228,336)
$1,674,575
Included in accompanying condensed consolidated balance sheets under the following captions:
Contract assets	$3,152,469
Contract liabilities	$(1,477,894)

NOTE 5:	INVENTORIES, NET

Inventories consist of:

	September 30, 2022	December 31, 2021

Raw materials	$1,804,675	$1,030,955
Work-in-process	329,092	194,060
Inventories	$2,133,767	$1,225,015

NOTE 6:	ACCOUNTS RECEIVABLE, NET

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $36,000 and $59,000 as of September 30, 2022 and December 31, 2021, respectively. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Management believes the allowance is adequate. However, future estimates may change based on changes in future economic conditions.

NOTE 7:	LONG-TERM DEBT

In September 2022, the Company entered into a loan agreement to fund the acquisition of machinery. The loan amount is $432,000, is payable in 60 equal monthly installments of $8,352 and secured by equipment. The interest rate is 6%.

The Company had a loan agreement with HSBC Bank USA (“HSBC”) which was secured by a mortgage against its Central Islip, New York facility. The loan was payable in 120 consecutive equal monthly installments of $25,000 in principal plus interest and a final balloon payment upon maturity on March 1, 2022. The balance as of December 31, 2021 was approximately $1.8 million. According to the terms of the agreement, the loan was satisfied on March 1, 2022.

NOTE 8:	GAIN ON DEBT EXTINGUISMENT

On  April 21, 2020, the Company entered into a loan agreement (the “Loan Agreement”) with HSBC pursuant to which the Company was granted a loan in the principal amount of $2.4 million, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted by the United States Congress on  March 27, 2020.

The PPP loan, the obligation of which was represented by a note issued by the Company, was to mature on  April 21, 2022 and bore interest at a rate of 1% per annum. The note could be prepaid by the Company at any time prior to maturity with no prepayment penalties. Under the terms of the PPP, all or a portion of the loan could be forgiven, based upon payments made in the first twenty-four weeks following receipt of the proceeds, related to payroll costs, continue group health care benefits, utilities and mortgage interest on other debt obligations incurred before  February 15, 2020. The Company filed an application for forgiveness in  April 2021 and the Company received a notification from its lender that on  June 10, 2021 the U.S. Small Business Administration approved the Company’s PPP Loan forgiveness application and remitted payment to the lender for the entire principal amount of the PPP Loan and accrued interest. As a result, the Company recognized a gain on debt extinguishment in the amount of $2.4 million during the nine months ended  September 30, 2021.

NOTE 9:	STOCK-BASED COMPENSATION EXPENSE

The Company recorded $118,548 and $307,379 during the three and nine months ended September 30, 2022, respectively, and recorded $105,491 and $217,942 during the three and nine months ended September 30, 2021, respectively, for the cost of employee and director services received in exchange for equity instruments based on the grant-date fair value of those instruments. The following table summarizes the compensation expense recorded for the three and nine months ended September 30, 2022 and 2021 related to stock-based compensation.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Cost of revenue	$9,221	$7,715	$26,100	$7,715
Research and development	16,367	3,972	42,684	3,972
Selling and shipping	7,508	4,371	18,305	4,371
General and administrative	85,452	89,433	220,290	201,884

Total	$118,548	$105,491	$307,379	$217,942

A summary of the stock option activity related to the 2007 Share Incentive Plan, the 2016 Equity Incentive Plan and the 2022 Equity Incentive Plan for the period from January 1, 2022 through September 30, 2022 are as follows:

2007 Share Incentive Plan
	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Number of shares	220,000	-	-	(75,000)	145,000	145,000
Weighted average exercise price per share	$12.56	-	-	$15.00	$11.29	$11.29

2016 Equity Incentive Plan
	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Number of shares	398,500	102,500	-	(44,000)	457,000	145,500
Weighted average exercise price per share	$4.43	$4.97	-	$4.25	$4.56	$4.94

2022 Equity Incentive Plan
	Beginning	Granted	Exercised	Canceled	Ending
	Balance	During	During	During	Balance
	Outstanding	Period	Period	Period	Outstanding	Exercisable

Number of shares	-	76,000	-	-	76,000	-
Weighted average exercise price per share	-	$5.13	-	-	$5.13	-

In August 2022, the shareholders of the Company approved the 2022 Equity Incentive Plan that provides for the issuance of stock options and restricted stock for up to 515,000 shares. As of September 30, 2022, there were 47,698 shares available for grant under the 2016 Equity Incentive Plan and 439,000 shares available for grant under the 2022 Equity Incentive Plan.

For the nine months ended September 30, 2022, the Company granted 178,500 stock options, vesting 25% per year over four years, with a ten-year life. The Company determined the weighted average fair value of stock options granted during the nine months ended September 30, 2022 was $3.17 and is based upon weighted average assumptions below.

Stock Price	$5.04
Exercise Price	$5.04
Dividend yield	0%
Expected volatility	68%
Risk-Free interest rate	2.96%
Expected life (in years)	6.00

The Company has a total of 678,000 outstanding stock options, of which 290,500 were exercisable, under the three plans at September 30, 2022.

NOTE 9:	STOCK-BASED COMPENSATION EXPENSE (continued)

The following table summarizes information about the outstanding and exercisable options at September 30, 2022 by ranges of exercise prices:

			Options Outstanding				Options Exercisable
				Weighted	Weighted			Weighted
				Average	Average			Average
Exercise			Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price Range			Outstanding	Contractual	Price	Value	Exercisable	Price	Value
$4.00	-	7.00	513,000	8.8	$4.51	$249,645	125,500	$4.94	$67,905
$7.01	-	10.00	20,000	5.6	$8.07	$0	20,000	$8.07	$0
$10.01	-	12.00	120,000	4.5	$10.52	$0	120,000	$10.52	$0
$12.01	-	15.00	25,000	.1	$15.00	$0	25,000	$15.00	$0

For the nine months ended September 30, 2022, no options were exercised. As of September 30, 2022, there was $1.0 million of unrecognized compensation costs related to stock options expected to be recognized over a weighted average period of 3.3 years.

Restricted Stock Awards

Pursuant to the Director Compensation plan approved on October 11, 2021, each director is entitled to Director Compensation for an Annual Equity Retainer in the amount of $40,000, to be automatically granted on the date of the Company’s annual meeting of shareholders. The directors may elect to receive payment in restricted stock, stock options or a combination thereof.

During the three and nine months ended September 30, 2022, the Company’s directors received 32,000 shares of restricted stock with an estimated fair value of $160,000 of which 16,000 shares vested upon the date of grant on August 17, 2022 and the remaining 16,000 shares will vest on December 31, 2022. At September 30, 2022, there was $40,000 of unrecognized stock compensation expense associated with the restricted stock awards.

Restricted Stock Units

The following table summarizes activity related to outstanding restricted stock units for the nine months ended September 30, 2022:

Weighted
	Shares of	Average Grant
	Restricted	Date Fair
	Stock Units	Value
Unvested outstanding at December 31, 2021	5,500	$4.82
Granted	-	$-
Vested	(5,500)	$4.82
Forfeited or cancelled	-	$-

Unvested outstanding at September 30, 2022	-	$-

NOTE 9:	STOCK-BASED COMPENSATION EXPENSE (continued)

The total fair value of vested restricted stock units was $3,458 for the nine months ended September 30, 2022. As of September 30, 2022, there was no unrecognized compensation costs related to restricted stock units.

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

A reconciliation of basic to diluted shares used in the earnings per share calculation is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Basic weighted average common shares outstanding	6,736,764	6,685,599	6,730,263	6,683,407
Dilutive effect of options and unvested restricted shares	3,928	22,284	-	8,406
Diluted weighted average shares outstanding	6,740,692	6,707,883	6,730,263	6,691,813

The following table represents weighted average stock options that were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2022 and 2021, because the effect of their inclusion would be anti-dilutive.

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Stock options	652,109	716,216	615, 999	730,094
Restricted stock	-	-	2,637	-
	652,109	716,216	618,636	730,094

NOTE 10:	EARNINGS PER SHARE (continued)

The dilutive potential common shares on options is calculated in accordance with the treasury stock method, which assumes that proceeds from the exercise of all options are used to repurchase common stock at market value and the amount of stock-based compensation cost attributed to future services and not yet recognized. The number of shares remaining after the proceeds and unrecognized compensation cost are exhausted represents the potential dilutive effect of the securities.

NOTE 11:	INCOME TAXES

As of September 30, 2022 and December 31, 2021, the Company has provided a full valuation allowance against its net deferred tax assets. This was based on management’s assessment, including the last four years of operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. Management continues to evaluate for potential utilization of the Company’s net deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections of future operating results.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted by the United States Congress. As a result of the enactment of the CARES Act, net operating losses (“NOL’s”) generated in during the years 2018 through 2020 could be carried back for five years and resulted in the Company recognizing approximately $1.5 million of a tax benefit, of which $.7 million was a receivable at December 31, 2021. This tax receivable was collected in March 2022.

NOTE 12:	SEGMENT REPORTING

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

The Company’s corporate administration activities are reported in the “Eliminations and Unallocated” column. These activities primarily include expenses related to certain corporate officers and support staff, expenses related to the Company’s Board of Directors, stock option expense for shares granted to corporate administration employees, certain consulting expenses, investor and shareholder relations activities, and all of the Company’s legal, auditing and professional fees, and interest expense.

NOTE 12:	SEGMENT REPORTING (continued)

Elimination entries included in the “Eliminations and Unallocated” column represent intersegment revenues and cost of revenues that are eliminated in consolidation. Intersegment sales for the three months ended September 30, 2022 and 2021 by the SDC segment to the CVD Equipment segment were 72,409 and $6,882, respectively. Intersegment sales for the nine months ended September 30, 2022 and 2021 by the SDC segment to the CVD Equipment segment were $497,306 and $121,920, respectively.

Three months ended September 30,

(In thousands)

					Eliminations
2022	CVD	SDC	Materials		and Unallocated	Consolidated
Assets	$22,415	$8,800	$2,345		$42	$33,602

Revenue	5,718	1,663	809		(71)	8,119
Operating (loss) income	(32)	448	365		(659)	122
Pretax (loss) income	(27)	448	258		(615)	64

2021
Assets	$27,248	$7,053	$1,655		$2	$35,958

Revenue	2,074	1,326	937		(7)	4,330
Operating (loss) income	(911)	275	441		(727)	(922)
Pretax (loss) income	(920)	275	7,373	(1)	(727)	6,001

Nine months ended September 30,

(In thousands)

						Eliminations
2022	CVD		SDC	Materials		and Unallocated	Consolidated

Revenue	12,324		4,669	2,083		(497)	18,579
Operating (loss) income	(1,391)		1,117	642		(1,970)	(1,602)
Pretax (loss) income	(1,380)		1,117	392		(1,903)	(1,772)

2021

Revenue	5,884		3,314	2,654		(122)	11,730
Operating (loss) income	(2,664)		637	828		(2,425)	(3,624)
Pretax (loss) income	(259	)(2)	637	8,014	(1)	(2,425)	5,967

(1)	Materials segment includes a gain on the sale of building in the amount of $6,894,109 for the nine months ended September 30, 2021.

(2)	CVD segment includes a gain on the forgiveness of the PPP loan for the nine months ended September 30, 2021.

NOTE 13:	SALE-LEASEBACK TRANSACTION

On September 22, 2022, the Company entered into an Agreement of Purchase and Sale (the “Purchase Agreement”) with 355 S Technology Drive Owner LLC (the “Potential Purchaser”), to sell and leaseback its facility in Central Islip, New York that houses it corporate headquarters and the administrative offices and manufacturing operations of its CVD Equipment and MesoScribe subsidiaries. The lease agreement was to have an initial term of ten years and two renewal terms of five year each. The terms of the agreement provided for a purchase price of $28.5 million and annual fixed rent of $1.5 million in the first year of the initial term and increasing by 3% each year. The Potential Purchaser had thirty (30) business days from date of the Purchase Agreement to complete its due diligence (until November 3, 2022), during which time the Potential Purchaser retained the right to cancel the Purchase Agreement.  On November 3, 2022 and November 4, 2022, the Company and the Potential Purchaser entered into two extension agreements whereas the due diligence period was ultimately extended to November 11, 2022.  On November 11, 2022, the Potential Purchaser notified the Company that it was terminating the Purchase Agreement in its entirety and the transactions contemplated thereby, prior to the expiration of the due diligence period. Each party will bear its own costs and expenses in connection with the forgoing, and neither party will pay a termination fee with respect to the termination of the Purchase Agreement.

NOTE 14:	SALE OF 555 BUILDING

On  March 29, 2021, the Company entered into an agreement with Steel K, LLC for the sale of its facility located at 555 S. Technology Drive in Central Islip, New York (the “555 Building”), and on  July 26, 2021, the Company closed on the sale. The sale price was $24.4 million, subject to adjustment for apportionments, adjustments and credits. A portion of the sale proceeds was used to satisfy the existing mortgage debt on the 555 Building, including interest and fees, in the amount of $9.4 million, as well as various costs related to the closing of the transaction. The Company recognized a gain on the sale of the building in the amount of $6.9 million and received approximately $14.0 million in net proceeds.

Management had determined the 555 Building was not needed for business operations, and the remaining elements of the CVD Materials business located in the 555 Building were consolidated into the 355 Building.

NOTE 15:	RISKS AND UNCERTAINTIES

The Company currently operates in a challenging economic environment as the global economy continues to confront the impacts from the pandemic, geopolitical conflicts, inflationary pressures and adverse supply chain disruptions. The specific impacts on the Company have included:

Significant geopolitical developments across Europe and Asia (including the war in Ukraine) have and may continue to restrict the Company’s ability to procure raw materials and components such as nickel and integrated circuits, as well as impact the Company’s ability to sell its products into China, Russia and other Eastern European and Asian regions.

Supply chain disruptions have led to much longer lead times to acquire raw materials for production and has led to inflationary pressures in both materials and labor. These supply chain disruptions have impacted the Company’s ability to recognize revenue more timely as it delays the Company’s manufacturing processes.

The pandemic’s impact on long distance air travel resulted in a reduction in orders for the Company’s aerospace equipment products that adversely affected the Company’s revenues since the start of the pandemic.

While management has initiated actions to mitigate the potential negative impacts to its revenue and profitability, the Company is unable to predict the impact that the above uncertainties may have on its future results of operations and cash flows.

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

Known Trends and Uncertainties

We are confronting a very difficult operating environment as the global economy continues to experience the challenges from the pandemic, geopolitical conflicts, surging inflationary pressures and adverse supply chain disruptions. The specific impacts on our Company have included:

●

Significant geopolitical developments across Europe and Asia (including the war in Ukraine) have and may continue to restrict our ability to procure raw materials and components such as nickel and integrated circuits, as well as impact our ability to sell its products into China, Russia and other Eastern European and Asian regions.

●

Supply chain disruptions have led to much longer lead times to acquire raw materials for production and has led to inflationary pressures in both materials and labor. These supply chain disruptions have impacted our ability to recognize revenue more timely as it delays our manufacturing processes.

●	The pandemic’s impact on long distance air travel resulted in a reduction in orders for the Company’s aerospace equipment products that adversely affected our revenues since the start of the pandemic.

We continue to be unable to predict the extent of the impact the pandemic and geopolitical uncertainties will have on our financial position and operating results for the remainder of 2022 and in future periods due to numerous uncertainties, supply chain disruptions, rapidly rising costs and the impact on the aerospace sector, but the impact could be material during any future period affected either directly or indirectly by the pandemic and the geopolitical uncertainties.  The longer-term impacts from these matters are highly uncertain and cannot be predicted.

Critical Accounting Policies and Significant Judgments and Estimates

This discussion and analysis of the Company’s financial condition and results of operations is based on the Company’s condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. In accordance with U.S. GAAP, the Company bases its estimates on historical experience and on various other assumptions the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

For information on the Company’s significant accounting policies and estimates refer to Note 2 to the Company’s consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 and to Note 2 “Summary of Significant Accounting Policies” in the unaudited condensed consolidated financial statements.

Executive Level Summary

CVD has continued to serve the advanced materials markets with chemical vapor and thermal process equipment for over 40 years. We develop, design, manufacture and service a broad range of chemical vapor deposition, gas control and other state-of-the-art process equipment and solutions used in advanced materials and coatings. Our products are used in production environments as well as research and development centers, both academic and corporate. Major target markets for our business include advanced nanomaterials, batteries and silicon carbide for high power electronics; aerospace (such as gas turbine engines and structural components); medical devices (such as implants); advanced semiconductor devices and silicon for solar cells; and carbon nanotubes and nanowires. Our Application Laboratory supports the development of new material systems and processes. Our CVD Materials group (consisting of our MesoScribe and Tantaline subsidiaries) provides material coating services, process development support and process startup assistance. MesoScribe continues to support the aerospace and defense markets with robust direct write instrumentation. Tantaline which underwent a restructuring and consolidation in 2021 provides chemical-resistant coating services to many industrial applications.

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

To expand our presence into various growth markets, we are developing a line of proprietary standard use products to complement our specialized legacy systems. Historically, we manufactured products for research and development on an application-specific basis to meet an individual customer’s specific research and production requirements. Our proprietary systems leverage the technological expertise that we have developed through designing these specialized systems into a broader standardized product line. The standard product line is easily configured from a wide range of available options to meet diverse product and budgetary requirements. Manufacturing these standardized systems in higher volumes provides us the flexibility to reduce both the cost and delivery time of our systems. These systems, which we market and sell under the EasyTube® and CVD product lines, are sold to corporations, universities, research laboratories, in the United States and throughout the world.

Sales of our proprietary standard systems, specialized systems and process solutions have been driven by our installed customer base, which includes Fortune 500 companies. The performance and success of our products has historically driven repeat orders from existing customers as well as generated business from new customers. Furthermore, with our proprietary solutions and expanded focus on “accelerating the commercialization of tomorrow’s technologies”TM we have been developing a new customer base in addition to growing with our existing customers. We have generally gained new customers through our industry reputation, as well as limited print advertising and trade show attendance (which has been negatively impacted by COVID-19 in 2020, 2021 and into 2022).

Our core competencies in equipment and software design, manufacturing and process development are used to engineer our finished products and to accelerate the commercialization path of our customer base. Our proprietary real-time software allows for rapid configuration, and provides our customers with enabling tools to understand, optimize and repeatedly control their processes. These factors significantly reduce cost, improve quality, and reduce the time it takes between customers’ orders and the shipment of our products. Our Application Laboratory allows customers the option to bring their process tools in our Application Laboratory and to work collaboratively with our scientists and engineers to optimize process performance.

In 2021 and into 2022 our focus has been on our growth markets, the development of standard product solutions and being able to provide solutions from gas/liquid storage through process and process by-product treatment. This has allowed us to provide increased value to our customers. Our return to profitability is dependent upon, among other things, the receipt of new equipment orders, our ability to mitigate the impact of supply chain disruptions and inflationary pressures, as well as managing planned capital expenditures and operating expenses.

2022 Developments

In 2021, we launched our strategy to transition the focus of the Company to standardized products serving global growth application markets. Our growth opportunities in 2022 are consistent with our strategic plan to address and serve growth production markets.

In the first nine months of 2022, total orders were $24.0 million as compared to $15.9 million in the first nine months of 2021, an increase of $8.1 million or 51.2%. The first nine months of 2022 orders included 14 system orders for PVT-150 systems that grow silicon carbide (“SiC”) material which is subsequently processed into wafers to support high power electronics applications. All PVT-150 systems are planned to be shipped to our customer in 2022. For the first, second and third quarters of 2022, new customer orders were $4.1 million, $12.6 million, and $7.3 million, respectively. For the first, second and third quarters of 2022 revenue was $4.7 million, $5.8 million, and $8.1 million, respectively.

During the quarter ended September 30, 2021, we started to experience increased costs on certain components as well as delays in supply chain delivery, which also impacts revenue as well as manufacturing lead times and efficiencies. We are also seeing the effects of the macroeconomic inflationary cost environment that has resulted in increased costs for labor and materials. We have been placing orders with more lead time to help mitigate the manufacturing delays, as well as assessing other suppliers or components to attempt to mitigate the potential cost impacts. In addition, we are utilizing our in-house flexible manufacturing to attempt to further mitigate both potential schedule delivery delays and material cost increases. In late 2021, we initiated price increases on new quotations in line with inflationary pressures which we believe could mitigate our cost increases and benefit margins during 2022 and 2023.

Statement of Operations

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenue	$8,118,627	$4,329,459	$18,579,447	$11,729,727

Cost of revenue	5,698,766	3,466,159	13,952,413	9,424,994

Gross profit	2,419,861	863,300	4,627,034	2,304,733
Gross profit percentage	29.8%	19.9%	24.9%	19.6%

Operating expenses:
Research and development	518,007	445,807	1,397,408	1,187,516
Selling	289,800	237,934	894,740	602,836
General and administrative	1.489,779	1,101,883	3,936,734	4,138,417

Total operating expenses	2,297,586	1,785,624	6,228,882	5,928,769

Operating income (loss)	122,275	(922,324)	(1,601,848)	(3,624,035)

Other income (expense):
Interest income	43,050	1,776	73,979	3,402
Interest expense	(159)	(35,973)	(5,502)	(250,194)
Gain on sale of building	-	6.894,109	-	6,894,109
Gain on debt extinguishment	-	-	-	2,443,418
Foreign exchange loss	(107,000)	-	(250,000)	-
Other income	5,437	63,143	11,057	499,970
Total other income, net	(58,672)	6,923,055	(170,466)	9,590,705

Income (loss) before income taxes	63,603	6,000,731	(1,772,314)	5.966,670

Income tax expense	65	27,327	890	28,391

Net income (loss)	$63,538	$5,973,404	$(1,773,204)	$5,938,279

Three Months Ended September 30, 2022 versus September 30, 2021

Revenue

Our revenue for the three months ended September 30, 2022 was $8.1 million compared to $4.3 million for the three months ended September 30, 2021, an increase of $3.8 million or 88.4%. The increase in revenue for the three months ended September 30, 2022 versus the prior year period was primarily attributable to increased revenue of $3.6 million from the CVD Equipment segment related to equipment sales and spare parts, $.3 million from our SDC segment, offset, in part by, decreased revenue of $.1 million from the CVD Materials segment. The large increase in revenue in the quarter was principally the result of the recognition of revenue associated with our PVT-150 systems. Our order backlog at September 30, 2022 was $15.7 million as compared to $10.4 million at December 31, 2021. Historically, our revenues and orders have fluctuated based on changes in order rate as well as other factors in our manufacturing process that impacts the timing of revenue recognition. Accordingly, orders received from customers and revenue recognized may fluctuate from quarter to quarter.

The revenue contributed by the CVD Equipment segment for the three months ended September 30, 2022 was $5.7 million, which totaled 70.4% of our overall revenue, and was $3.6 million or 275.6% higher than the segment’s $2.1 million contribution made in the three months ended September 30, 2021, which totaled 47.9% of our overall revenue. The increase in revenues resulted from an increase in orders in 2022 over 2021 due to increased demand for the Company’s products including for its PVT-150 systems.

Revenue for our SDC segment was $1.6 million for the three months ended September 30, 2022 as compared to $1.3 million for the three months ended September 30, 2021, an increase of $.3 million or 23.1% as compared to 2021 as a result of increased orders and demand for the Company’s products during 2022.

Revenues for our CVD Materials segment were $.8 million for the three months ended September 30, 2022, as compared to $.9 million in the three months ended September 30, 2021. The decrease of $.1 million was the result of reduced revenue in the amount of $.2 million related to our Tantaline products, offset, in part by, increased MesoScribe revenue of $.1 million.

Gross Profit

Gross profit for the three months ended September 30, 2022 was $2.4 million, with a gross profit margin of 29.8%, as compared to a gross profit of $.9 million and a gross profit margin of 19.9% for the three months ended September 30, 2021. The increase in gross profit of $1.5 million was primarily the result of leveraging fixed costs on higher sales levels and product mix, which offset certain component cost increases and higher compensation costs.

Research and Development

For the three months ended September 30, 2022, research and development expenses were $518,007, or 6.4% of revenue as compared to $445,807, or 10.3% for the three months ended September 30, 2021. The increase in 2022 was the result of increased personnel and employee-related costs.

General engineering support and expenses related to the development of more standard products and value-added development of existing products are reflected as part of research and development expense. General engineering support and expenses are charged to costs of goods sold when work is performed directly on a customer order.

Selling

Selling expenses were $289,800 or 3.6% of the revenue for the three months ended September 30, 2022 as compared to $237,934 or 5.5% of the revenue for the three months ended September 30, 2021. The increase in 2022 was primarily the result of increased personnel and employee-related costs during the three months ended September 30, 2022, to support increased marketing efforts, as compared to September 30, 2021.

General and Administrative

General and administrative expenses for the three months ended September 30, 2022 were $1.5 million or 18.4% of revenue as compared to $1.1 million or 25.4% of revenue for the three months ended September 30, 2021, an increase of $.4 million or 35.2%. The increase in expenses was principally due to increases in personnel and employee-related costs to support the growth of our business of approximately $186,000, and a severance charge of $134,000.

Operating Income (Loss)

As a result of increased sales of $3.8 million and the increased gross profit of $1.9 million, offset by increased operating expenses of $.6 million, our operating income was $122,275 for the three months ended September 30, 2022 compared with an operating loss of $.9 million for the three months ended September 30, 2021.

Other Income (Expense)

Other income (expense), net was an expense of $.1 million for the three months ended September 30, 2022 and income of $6.9 million for the three months ended September 30, 2021. Other income for the three months ended September 30, 2021 included a gain on the sale of our 555 building of $6.9 million. Interest income increased in 2022 as the result of higher interest rates and investable balances from the sale of our 555 Building. Other expense for the three months ended September 30, 2022 was principally a foreign exchange loss of $107,000 on an intercompany loan.

Income Taxes

Income tax expense for the three months ended September 30, 2022 and 2021, was $65 and $27,327, respectively, related to minimum state taxes. We continue to evaluate for potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, by reviewing our economic models, including projections of future operating results.

Net Income (Loss)

As a result of the foregoing factors, we reported a net income of $63,603 or $0.01 for both basic and diluted per share, for the three months ended September 30, 2022, as compared to net income of $6.0 million (which includes a $6.9 million gain on sale of building), or $0.89 for both basic and diluted share for the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 versus September 30, 2021

Revenue

Our revenue for the nine months ended September 30, 2022 was $18.6 million compared to $11.7 million for the nine months ended September 30, 2021, an increase of $6.9 million or 58.4%. The increase in revenue for the nine months ended September 30, 2022 versus the prior year period was primarily attributable to increased revenue of $6.4 million from the CVD Equipment segment related to equipment sales and spare parts, a $1.0 million increase in revenue from our SDC segment, offset, in part by, decreased revenue of $.6 million from the CVD Materials segment. The large increase in revenue in the period was principally the result of the recognition of revenue associated with our PVT-150 systems. Our order backlog at September 30, 2022 was approximately $15.7 million as compared to December 31, 2021 of $10.4 million. Historically, our revenues and orders have fluctuated based on changes in order rate as well as other factors in our manufacturing process that impacts the timing of revenue recognition. Accordingly, orders received from customers and revenue recognized may fluctuate from quarter to quarter

The revenue contributed by the CVD Equipment segment for the nine months ended September 30, 2022 was $12.3 million, which totaled 66.3% of our overall revenue, and was 109.4% or $6.4 million higher than the segment’s $5.9 million contribution made in the nine months ended September 30, 2021, which totaled 50.2% of our overall revenue. The increase in revenues resulted from an increase in orders in 2022 over 2021 due to increased demand for the Company’s products including for its PVT-150 systems.

Revenue for our SDC segment was $4.2 million for the nine months ended September 30, 2022 (22.4% of our overall revenue) as compared to $3.2 million for the nine months ended September 30, 2021, an increase of $1.0 million or 30.7% resulting from increased orders and demand for the SDC’s products during 2022.

Revenues for our CVD Materials segment were $2.1 million for the nine months ended September 30, 2022 (11.2% of our overall revenue), as compared to $2.7 million in the nine months ended September 30, 2021. The decrease of $.6 million was the result of reduced revenue in the amount of $.8 million related to our Tantaline products which was impact by supply chain issues that impacted its ability to obtain components to coat for its customers, offset, in part by, increased MesoScribe revenue of $.2 million.

Gross Profit

Gross profit for the nine months ended September 30, 2022 was $4.6 million, with a gross profit margin of 24.9%, as compared to a gross profit of $2.3 million and a gross profit margin of 19.6% for the nine months ended September 30, 2021. The increase in gross profit of $2.4 million was primarily the result of leveraging fixed costs on higher sales levels and higher margin product mix, which more than offset certain component cost increases and higher compensation costs.

Research and Development

For the nine months ended September 30, 2022, research and development expenses were $1.4 million, or 7.5% of revenue as compared to $1.2 million, or 10.1% for the nine months ended September 30, 2021. The increase in 2022 was the result of increased personnel and employee-related costs.

General engineering support and expenses related to the development of more standard products and value-added development of existing products are reflected as part of research and development expense. General engineering support and expenses are charged to costs of goods sold when work is performed directly on a customer order.

Selling

Selling expenses were $.9 million or 4.8% of revenue for the nine months ended September 30, 2022 as compared to $.6 million or 5.1% of revenue for the nine months ended September 30, 2021. The increase in 2022 was primarily the result of increased personnel and employee-related costs during the nine months ended September 30, 2022, to support increased marketing efforts, as compared to September 30, 2021.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2022 were $3.9 million or 21.2% of revenue as compared to $4.1 million or 35.2% of revenue for the nine months ended September 30, 2021, a decrease of $.2 million or 4.8%. The decrease in expenses was principally due to lower professional fees of approximately $160,000 and decreased operating costs of associated with the 555 building that was sold in July 2021 of approximately $.5 million. Offsetting these decreases were increases in personnel and employee-related costs to support the growth of our business of approximately $277,000 and a severance charge of $134,000.

Operating Loss

As a result of increased sales of $6.9 million and the increased gross profit margins of $2.4 million, and offset by increased operating expenses of $.6 million, our operating loss was $1.9 million in the nine months ended September 30, 2022, as compared with an operating loss of $3.6 million in the nine months ended September 30, 2021.

Other Income (Expense)

Other income (expense), net was an expense of $.2 million for the nine months ended September 30, 2022 an income of $9.6 million for the nine months ended September 30, 2021. The gain on debt extinguishment for the nine months ended September 30, 2021 was the result of the forgiveness of the Company’s PPP loan in the amount of $2.4 million. The gain on the sale of the building of $6.9 million was the result of the sale of our 555 Building. There were no such gains during the nine months ended September 30, 2022. Other income from subleasing a portion of our 555 Building (which was sold on July 26, 2021) was $500,000 for the nine months ended September 30, 2021 as compared to none in the nine months ended September 30, 2022. Other expense for the nine months ended September 30, 2022 was principally a foreign exchange loss of $250,000 on an intercompany loan.

As a result of our increased cash position from the sale of the 555 Building in July 2021 and higher interest rates, interest income increased to $43,050 for the nine months ended September 30, 2022 as compared to $3,402 in 2021. In addition, interest expense decreased principally due to the satisfactions of the mortgage loans on our 555 Building on July 26, 2021 and on our 355 Building on March 1, 2022.

Income Taxes

Income tax expense for the nine months ended September 30, 2022 and 2021, was $890 and $28,391, respectively, related to minimum state taxes. We continue to evaluate for potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, by reviewing our economic models, including projections of future operating results.

Net Income (Loss)

As a result of the foregoing factors, we reported a net loss of $1.8 million or $0.26 for both basic and diluted per share, for the nine months ended September 30, 2022, as compared to a net income of $5.9 million (which includes a $2.4 million gain on debt extinguishment and a $6.9 million gain on the sale of building), or $0.89 for both basic and diluted per share for the nine months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022, we had aggregate working capital of $15.0 million compared to aggregate working capital of $16.7 million at December 31, 2021.  Our cash and cash equivalents at September 30, 2022 and December 31, 2021 were $11.9 million and $16.7 million, respectively.

Net cash used in operating activities was $2.3 million. This is primarily the result of our net loss, adjusted for non-cash expenses of $.8 million, and increases in accounts receivable and contract assets due to our increase in revenue, as well as increased inventory to support increased orders and to mitigate the impact of delays in our supply chain.

Capital expenditures were $.6 million in the nine months ended September 30, 2022 related to purchases of manufacturing equipment to allow for more efficient manufacturing and improved control of our supply chain. We also entered into a loan agreement to acquire equipment in the amount of $.4 million.

We had a loan agreement with HSBC USA, N.A. (the “HSBC”) which was secured by a mortgage on our Central Islip headquarters at 355 South Technology Drive. According to the terms of the agreement the loan was satisfied on March 1, 2022 resulting in total debt repayments of $1.8 million during the nine months ended September 30, 2022.

Sale-Leaseback of 355 South Technology Drive, Central Islip, New York

On September 22, 2022, the Company entered into an Agreement of Purchase and Sale (the “Purchase Agreement”) with 355 S Technology Drive Owner LLC (the “Potential Purchaser”), to sell and leaseback its facility in Central Islip, New York that houses it corporate headquarters and the administrative offices and manufacturing operations of its CVD Equipment and MesoScribe subsidiaries. The lease agreement was to have an initial term of ten years and two renewal terms of five year each. The terms of the agreement provided for a purchase price of $28.5 million and annual fixed rent of $1.5 million in the first year of the initial term and increasing by 3% each year. The Potential Purchaser had thirty (30) business days from date of the Purchase Agreement to complete its due diligence (until November 3, 2022), during which time the Potential Purchaser retained the right to cancel the Purchase Agreement.  On November 3, 2022 and November 4, 2022, the Company and the Potential Purchaser entered into two extension agreements whereas the due diligence period was ultimately extended to November 11, 2022.  On November 11, 2022, the Potential Purchaser notified the Company that it was terminating the Purchase Agreement in its entirety and the transactions contemplated thereby, prior to the expiration of the due diligence period. Each party will bear its own costs and expenses in connection with the forgoing, and neither party will pay a termination fee with respect to the termination of the Purchase Agreement.

Geopolitical Uncertainties and COVID-19

We are confronting a very difficult operating environment as the global economy continues to confront the challenges from the pandemic, geopolitical conflicts, surging inflationary pressures and adverse supply chain disruptions.

Significant geopolitical developments across Europe and Asia (including the war in Ukraine) have and may continue to restrict our ability to procure raw materials and components such as nickel and integrated circuits, as well as impact our ability to sell our products into China, Russia and other Eastern European and Asian regions. Supply chain disruptions resulting from both the pandemic and geopolitical matters have led to much longer lead times to acquire materials for production and has led to surging inflationary pressures. Since 2020, our aerospace sector has been faced with significant reductions to its business due to reduced long distance air travel which has negatively affected new order bookings and has materially and adversely affected the Company’s revenues to date.

We continue to be unable to predict the extent of the impact the pandemic and geopolitical uncertainties will have on our financial position and operating results for the remainder of 2022 and beyond due to numerous uncertainties, supply chain disruptions, rising costs and the impact on the aerospace sector, but the impact could be material during any future period affected either directly or indirectly by this pandemic.  The longer-term impacts from the pandemic and geopolitical uncertainties are highly uncertain and cannot be predicted.

Our return to profitability is dependent upon, among other things, the receipt of new equipment orders, our ability to mitigate the impact of supply chain disruptions and inflationary pressures, as well as managing planned capital expenditures and operating expenses.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

10.1	Agreement of Purchase and Sale dated September 21, 2022*

10.2	Form of Lease Agreement*

10.3	Second Amendment dated November 3, 2022 to Agreement of Purchase and Sale dated September 21, 2022*

10.4	Third Amendment dated November 4, 2022 to Agreement of Purchase and Sale dated September 21, 2022*

31.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated August 15, 2022

31.2*	Certification of Richard Catalano, Chief Financial Officer, dated November 14, 2022

32.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated November 14, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Richard Catalano, Chief Financial Officer, dated November 14, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Inline XBRL Instance.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL**	Inline XBRL Taxonomy Extension Calculation.

101.DEF**	Inline XBRL Taxonomy Extension Definition.

101.LAB**	Inline XBRL Taxonomy Extension Labels.

101.PRE**	Inline XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 2022.

CVD EQUIPMENT CORPORATION

By:	/s/ Emmanuel Lakios
Emmanuel Lakios
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Catalano
Richard Catalano
Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)