Form 10-Q
period 2023-03-31
CVD EQUIPMENT CORP
filed 2023-05-15
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2023
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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,778,438 shares of Common Stock, $0.01 par value at May 12, 2023.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$11,001	$14,365
Accounts receivable, net	2,368	3,788
Contract assets	3,706	2,170
Inventories, net	2,801	2,538
Other current assets	678	797

Total current assets	20,554	23,658

Employee retention credit receivable	1,529	1,529
Property, plant and equipment, net	12,576	12,596
Intangible assets, net	115	119
Other assets	10	10
Total assets	$34,784	$37,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,429	$1.454
Accrued expenses	2,120	2,591
Current maturities of long-term debt	78	77
Contract liabilities	1,261	4,042
Total current liabilities	4,888	8,164

Long-term debt, net of current portion	329	349
Total liabilities	5,217	8,513

Contingencies (see note 11)

Stockholders’ equity:
Common stock - $0.01 par value – 20,000,000 shares authorized; issued and outstanding 6,778,438 at March 31, 2023 and 6,760,938 at December 31, 2022	67	67
Additional paid-in capital	27,920	27,712
Retained earnings	1,580	1,620
Total stockholders’ equity	29,567	29,399

Total liabilities and stockholders’ equity	$34,784	$37,912

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$8,695	$4,656
Cost of revenue	6,261	3,886

Gross profit	2,434	770

Operating expenses:
Research and development	602	310
Selling	419	273
General and administrative	1,600	1,157

Total operating expenses	2,621	1,740

Operating loss	(187)	(970)

Other income (expense):
Interest income	120	18
Interest expense	(6)	(9)
Foreign exchange income (expense)	27	(36)
Other income (expense)	8	-

Total other income (expense), net	149	(27)

Loss before income taxes	(38)	(997)

Income tax expense	2	-

Net loss	$(40)	$(997)

Loss per common share - basic	$(0.01)	$(0.15)
Loss per common share - diluted	$(0.01)	$(0.15)

Weighted average common shares outstanding:
Basic	6,773,285	6,725,042
Diluted	6,773,285	6,725,042

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

Three months ended March 31, 2023 and 2022
	Common stock
	Shares	Par Value	Additional paid-in Capital	Retained Earnings	Total

Balance at January 1, 2023	6,760,938	$67	$27,712	$1,620	$29,399
Net loss Stock-based compensation	-	--	-	(40)	(40)
Stock-based compensation	-	-	135	-	135
Exercise of stock options and issuance of shares	17,500	-	73	-	73
Balance at March 31, 2023	6,778,438	$67	$27,920	$1,580	$29,567

Balance at January 1, 2022	6,723,438	$67	$27,277	$1,843	$29,187
Net loss	-	-	-	(997)	(997)
Stock-based compensation	5,500	-	97	-	97
Balance at March 31, 2022	6,728,938	$67	$27,374	$846	$28,287

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(40)	$(997)
Adjustments to reconcile net loss to net cash used in operating activities
Stock-based compensation	135	97
Depreciation and amortization	166	251
Changes in assets and liabilities:
Accounts receivable	1,420	(52)
Contract assets	(1,537)	(179)
Inventories	(262)	(513)
Income tax receivable	-	716
Other current assets	119	109
Accounts payable	(25)	17
Accrued expenses	(467)	61
Contract liabilities	(2,781)	(930)
Net cash used in operating activities	(3,272)	(1,420)

Cash flows from investing activities:
Capital expenditures	(146)	(177)
Capitalized patent costs	-	(28)
Net proceeds from sale of assets	-	10
Net cash used in investing activities	(146)	(195)

Cash flows from financing activities:
Repayments of long-term debt	(19)	(1,766)
Proceeds from exercise of stock options	73	-
Net cash used in financing activities	54	(1,766)

Net decrease in cash and cash equivalents	(3,364)	(3,381)

Cash and cash equivalents at beginning of period	14,365	16,652

Cash and cash equivalents at end of period	$11,001	$13,271

Supplemental disclosure of cash flow information:
Income taxes paid	$8	$-
Interest paid	$6	$9

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that can be expected for the year ending December 31, 2023.

The condensed consolidated balance sheet as of December 31, 2022 has been derived from the audited consolidated financial statements at such date, as filed on Form 10-K with the SEC on March 27, 2023, but does not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with that report.

All material intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on net income (loss).

Liquidity

At March 31, 2023, the Company had $11.0 million in cash and cash equivalents. The Company anticipates that the existing cash and cash equivalents balance together with future income from operations, collections of existing accounts receivable, revenue from its existing backlog of products as of this filing date, the sale of inventory on hand, deposits and down payments against significant orders will be adequate to meet its working capital and capital equipment requirements, and its anticipated cash needs over the next 12 months from the date of issuance of the accompanying Form 10-Q.

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

Over time

The Company designs, manufactures and sells specialized chemical vapor deposition equipment through contractual agreements. These system sales require the Company to deliver functioning equipment that is generally completed within two to eighteen months from order acceptance. The Company recognizes revenue from system sales over time by using an input method based on costs incurred as it depicts the Company’s progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed price contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. Incurred costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies, tools, repairs and depreciation costs. Contract material costs are included in incurred costs when the project materials have been purchased or moved to work in process, and installed, as required by the project’s engineering design. Cost-based input methods of revenue recognition require the Company to make estimates of costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the costs to complete the projects, including materials, labor and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known and can be reasonably estimated. There were no material impairment losses recognized on contract assets during the three months ended March 31, 2023 and 2022.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Point in time

For non-system sales of products and services, revenue is recognized at the point in time when control of the promised products or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under ASC 606, “Revenue from Contracts with Customers”. For any system equipment sales where the equipment would have an alternative use, revenue would be recognized at the point in time when control of the equipment is transferred to the customer. For the three months ended March 31, 2023 and 2022, all system equipment sales were recorded over time by using an input method.

Inventories

Inventories are valued at the lower of cost (determined on the first-in, first-out method) or net realizable value.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Product Warranty

The Company typically provides standard warranty coverage on its systems for one year from the date of final acceptance or fifteen months from the date of shipment by providing labor and parts necessary to repair the systems during the warranty period. The Company records the estimated warranty cost when revenue is recognized on the related system. Warranty cost is included in “Cost of revenue” in the condensed consolidated statements of operations. The estimated warranty cost is based on the Company’s historical cost. The Company updates its warranty estimates based on actual costs incurred.

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), which require that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the increase or decreases of expected credit losses that have taken place during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. On November 15, 2019, the FASB delayed the effective date for smaller reporting companies. The amendments in this update are effective for fiscal years beginning after December 15, 2022 and interim periods within those annual periods. The adoption of the ASU 2016-3 as of January 1, 2023 did not have a material impact on the Company’s financial position.

The Company believes there is no additional new accounting guidance adopted, but not yet effective that is relevant to the readers of its financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

NOTE 3: CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

The Company had cash and cash equivalents of $11.0 million and $14.4 million at March 31, 2023 and December 31, 2022, respectively. The Company invests excess cash in U.S. treasury bills, certificates of deposit or deposit accounts, all with maturities of less than three months. Cash equivalents were $9.2 million and $11.7 million at March 31, 2023 and December 31, 2022, respectively.

NOTE 3: CONCENTRATION OF CREDIT RISK (continued)

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at March 31, 2023 and December 31, 2022 was $0.9 million and $1.5 million, respectively. The Company’s cash balance in our Denmark subsidiary exceeded the government guarantee limit by approximately $0.6 million and $0.5 million as March 31, 2023 and December 31, 2022, respectively.

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

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $36,000 at both March 31, 2023 and December 31, 2022. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Measurement of credit losses requires consideration of historical loss experience, including the need to adjust for changing business conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Future changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial condition.

At March 31, 2023, the accounts receivable balance included amounts from two customers that totaled 33.8% of total accounts receivable and at December 31, 2022, the accounts receivable balance included amounts from two customers that totaled 66% of total accounts receivable.

Sales concentration

Revenue from a single customer in any one period can exceed 10% of our total revenues. During the three months ended March 31, 2023, three customers exceeded 10% of revenues, representing 28.3%, 15.9% and 10.6% of revenues, and during the three months ended March 31, 2022, three customers exceeded 10%, representing 14.3%, 13.3% and 11.6% of revenues.

NOTE 4: REVENUE RECOGNITION

The following table represents a disaggregation of revenue for the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31, 2023

	Over time	Point in time	Total
Energy	$2,516	$14	$2,530
Aerospace	264	251	515
Industrial	3,670	213	3,883
Research	1,272	495	1,767
Total	$7,722	$973	$8,695

	Three months ended March 31, 2022

	Over time	Point in time	Total
Energy	$899	$7	$906
Aerospace	-	705	705
Industrial	997	872	1,869
Research	706	470	1,176
Total	$2,602	$2,054	$4,656

The energy market includes customers involved in the manufacture of silicon carbide wafers and batteries. Aerospace market includes customers that manufacture aircraft engines. Industrial end market consists of various end customers in diverse industries. Research market principally represents customers that are universities and other research institutions.

The Company has unrecognized contract revenue of approximately $10.1 million at March 31, 2023, which it expects to substantially recognize as revenue within the next twelve months.

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

NOTE 4: REVENUE RECOGNITION (continued)

Contract assets and liabilities

Contract assets and contract liabilities on input method type contracts in progress are summarized as follows as of March 31, 2023 (in thousands):

Costs incurred on contracts in progress	$13,229
Estimated earnings	8,832
$22,061
Billings to date	(19,492)
2,569
Deferred revenue related to non-system contracts	(124)
$2,445
Included in accompanying condensed consolidated balance sheets under the following captions (in thousands):
Contract assets	$3,706
Contract liabilities	$1,261

Of the contract liability balances at December 31, 2022 and 2021 of $4.1 million and $1.7 million, respectively, $2.9 million and $1.2 million was recognized as revenue during the three months ended March 31, 2023 and 2022, respectively.

NOTE 5:        INVENTORIES, NET

Inventories consist of:
	March 31, 2023	December 31, 2022

Raw materials	$2,542	$2,165
Work-in-process	259	373
Total	$2,801	$2,538

NOTE 6:        LONG-TERM DEBT

In September 2022, the Company entered into a loan agreement to fund the acquisition of machinery. The loan amount of $432,000, is payable in 60 equal monthly installments of $8,352 and secured by equipment. The interest rate is 6%.

NOTE 7:        EARNINGS PER SHARE

The calculation of basic and diluted weighted average common shares outstanding for the three months ended March 31, 2023 and 2022 is as follows:

	Three months ended March 31,
	2023	2022

Basic weighted average common shares outstanding	6,773,285	6,725,042
Effect of potentially dilutive share-based awards	-	-
Diluted weighted average shares outstanding	6,773,285	6,725,042

At March 31, 2023, stock options to purchase 899,500 shares of common stock were outstanding and 252,375 were exercisable. At March 31, 2022, stock options to purchase 628,500 shares of common stock were outstanding and 285,000 were exercisable.

For the three months ended March 31, 2023 and 2022, 899,500 and 628,500 of stock options, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

NOTE 8: STOCK-BASED COMPENSATION EXPENSE

The Company recorded stock-based compensation for the three months ended March 31, 2023 and 2022, respectively, that were included in the following line items in our Consolidated Statements of Operations (in thousands):

	Three months ended March 31,
	2023	2022

Cost of revenue	$19	$16
Research and development	20	4
Selling	11	5
General and administrative	85	72

Total	$135	$97

NOTE 8: STOCK-BASED COMPENSATION EXPENSE (continued)

Stock-based compensation expense in both periods included approximately $40,000 related to restricted stock awards that directors elected to receive pursuant to the Director Compensation plan. Under this plan each of the four independent directors is entitled to an Annual Equity Retainer in the amount of $40,000, to be granted on the date of the Company’s annual meeting of shareholders.

For the three months ended March 31, 2023, the Company granted 244,000 stock options, vesting 25% per year over four years, with a ten-year life. The Company determined the weighted average fair value of stock options granted was $9.33 and is based upon weighted average assumptions below.

Stock price	$14.11
Exercise price	$14.11
Dividend yield	0%
Expected volatility	72%
Risk-free interest rate	3.39%
Expected life (in years)	6.00

The following table summarizes stock options awards for the three months ended March 31, 2023:

		Weighted
	Stock Option	Average
	Awards	Exercise
	(in shares)	Price
Outstanding at January 1, 2023	673,000	$5.70
Granted	244,000	14.11
Exercised	(17,500)	4.19

Outstanding at March 31, 2023	899,500	$8.01

The following table summarizes information about the outstanding and exercisable options at March 31, 2023 by ranges of exercise prices:

Options Outstanding							Options Exercisable
				Weighted	Weighted			Weighted
				Average	Average			Average
Exercise			Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price Range			Outstanding	Contractual	Price	Value	Exercisable	Price	Value
$4.00	-	7.00	515,500	8.6	$4.54	$4,514,485	112,375	$4.48	$990,989
$7.01	-	10.00	20,000	5.1	$8.07	$104,600	20,000	$8.07	$104,600
$10.01	-	13.00	120,000	4.0	$10.52	$333,800	120,000	$10.52	$333,800
$13.01	-	16.00	244,000	10.0	$14.11	-	-	-	-

As of March 31, 2023, there was $3.2 million of unrecognized compensation costs related to stock options expected to be recognized over a weighted average period of 3.2 years.

NOTE 9: INCOME TAXES

As of March 31, 2023 and December 31, 2022, the Company has provided a full valuation allowance against its net deferred tax assets. This was based on management’s assessment, including the last four years of operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. Management continues to evaluate for potential utilization of the Company’s net deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections of future operating results.

NOTE 10:         SEGMENT REPORTING

The Company operates through three segments: CVD Equipment, Stainless Design Concepts (“SDC”) and CVD Materials. The CVD Equipment segment manufactures and sells chemical vapor deposition, physical vapor transport and similar equipment. The SDC segment designs and manufactures ultra-high purity gas and chemical delivery control systems. The CVD Materials segment that provides material coatings for aerospace, medical, electronic and other applications and is not considered a core business of the Company. The Company evaluates performance based on several factors, of which the primary financial measure is income (loss) before taxes.

The Company’s corporate administration activities are reported in the “Corporate” column. These activities primarily include expenses related to certain corporate officers and support staff, expenses related to the Company’s Board of Directors, stock option expense for options and shares of restricted stock granted to corporate administration employees, certain consulting expenses, investor and shareholder relations activities, and all of the Company’s legal, auditing and professional fees.

Elimination entries included in the “Eliminations” column represent intersegment revenues and cost of revenues that are eliminated in consolidation. Intersegment sales for the three months ended March 31, 2023 and 2022 by the SDC segment to the CVD Equipment segment were $129,000 and $44,000, respectively.

NOTE 10:         SEGMENT REPORTING (continued)

The following table presents certain information regarding the Company’s segments as of and for the three months ended March 31, 2023 and 2022 (in thousands):

2023
	CVD Equipment	SDC	CVD Materials	Eliminations	Corporate	Consolidated
Assets	$28,509	$4,467	$1,783	$25	$-	$34,784

Revenue	$5,845	$2,312	$667	$(129)	$-	$8,695
Operating (loss) income	138	631	81	-	(1,037)	(187)
Pretax (loss) income	141	631	108	-	(918)	(38)
Depreciation and amortization	$131	$12	$23	$-	$-	$166
Purchase of property, plant & equipment	$136	$10	$-	$-	$-	$146

2022
	CVD Equipment	SDC	CVD Materials	Eliminations	Corporate	Consolidated
Assets	$25,312	$4,858	$1,809	$28	$-	$32,007

Revenue	$2,827	$1,415	$458	$(44)	$-	$4,656
Operating (loss) income	(736)	442	30	-	(706)	(970)
Pretax (loss) income	(726)	442	(7)	-	(706)	(997)
Depreciation and amortization	$216	$13	$22	$-	$-	$251
Purchase of property, plant & equipment	$145	$2	$30	$-	$-	$177

NOTE 11: CVD MATERIALS UPDATE

Management is evaluating options for the disposal of its Tantaline subsidiary located in Nordborg, Denmark based on the Company’s current strategy to focus on the equipment business consisting of the CVD Equipment and SDC segments and reduce its focus on the non-core CVD Materials business. The revenues and net income of the Tantaline subsidiary were $0.4 million and $0.1 million, respectively, for the three months ended March 31, 2023. The total assets and total liabilities of the Tantaline subsidiary were $1.1 million and $0.2 million as of March 31, 2023, respectively. The disposition of Tantaline subsidiary may result in a financial charge of up to $500,000 during the year ending December 31, 2023.

NOTE 12: RISKS AND UNCERTAINTIES

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

While management has initiated actions to mitigate the potential negative impacts to its revenue and profitability, the Company is unable to predict the impact that the above uncertainties will have on its future results of operations and cash flows.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements, as there can be no assurance that the plans, intentions or expectations upon which they are based will occur. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various factors and are derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

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

●	uncertainty as to our future profitability;

●	uncertainty as to any future expansion of the Company; and

●	uncertainty as to our ability to adequately obtain raw materials and components from foreign markets in light of geopolitical developments.

●	uncertainty as to our ability to timely acquire raw materials for production due to supply chain disruptions.

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

Business Update

Our core strategy is to focus on growth market applications in end-user markets related to the “electrification of everything” and aerospace. The phrase “electrification of everything” refers to the shift from fossil fuels to the use of electricity to power devices, buildings, electric vehicles or EVs, and many other applications. With respect to aerospace, our systems are being used by our customers to produce ceramic matrix composite materials or CMCs that will be used in next generation jet engines with the objective of reducing jet fuel consumption and contributing to the decarbonization of that industry.

During 2021, we received the first six (6) orders for our PVT150 system that is used by our customer to grow silicon carbide crystals. These crystals are then further processed into silicon carbide wafters by our customer and later processed into integrated circuits and other devices. Devices based on silicon carbide have been shown to reduce energy consumption in EVs and reduce the need for additional cooling elements. During 2022, we received an additional 24 orders from the same customer. We also launched our marketing campaign for the PVT150 in the latter part of 2022 as we seek orders from other potential customers.

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

During the three months ended March 31, 2023, new order bookings approximated $2.9 million, representing a decrease of approximately 30% compared to bookings of $4.1 million in three months ended March 31, 2022. Our backlog declined from $17.8 million at December 31, 2022 to $12.0 million at March 31, 2023 as revenues were in excess of orders by approximately $5.8 million.

Historically, our orders have fluctuated based on end user market conditions, adoption of our new products and acceptance of our products. The order rate as well as other factors in our manufacturing process ultimately impacts the timing of revenue recognition whether accounted for over time or at a point in time. Accordingly, orders received from customers and the corresponding revenue recognized may fluctuate from quarter to quarter. The sales cycle for our equipment is typically six months, but can range up to twelve to eighteen months, depending on the application and product stage of the equipment. The order cycle to manufacture and test a system also will vary from six to eighteen months for our CVD Equipment segment and two to twelve months for our SDC segment, depending on system complexity and magnitude of the system.

Our PVT150 system which was launched in 2022 with an initial 20 systems shipped in 2022, a follow-on order of 10 systems to the same customer is scheduled for shipment in the second quarter of 2023. In the first quarter of 2023, the PVT150 system was launched to the broader customer market and we are engaged in discussions with several potential customers. The timing of orders for our PVT-150 system contributes to the overall quarter to quarter fluctuation in orders.

During the first quarter of 2023, our aerospace customers continued their evaluation of market conditions related to their capacity demand and ordering of additional systems to meet the capacity demand. We continue to engage in discussions with them regarding timing and potential orders.

Results of Operations

Three Months Ended March 31, 2023 and 2022

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 and the period-over-period dollar and percentage changes for those line items (in thousands, except percentages).

	March 31
	2023	2022	Change	Percent
Revenue	$8,695	$4,656	$4,039	87%

Cost of revenue	6,261	3,886	2,375	61%

Gross profit	2,434	770	1,664	216%
Gross profit percentage	28.0%	16.5%	41.2%

Operating expenses:
Research and development	602	310	292	94%
Selling	419	273	146	53%
General and administrative	1,600	1,157	443	38%

Total operating expenses	2,621	1,740	881	51%

Operating loss	(187)	(970)	783	(81%)

Other income (expense):
Interest income	120	18	102	*
Interest expense	(6)	(9)	3	*
Foreign exchange income (expense)	27	(36)	63	*
Other income (expense)	8	-	8	*
Total other income (expense), net	149	(27)	176	*

Loss before income taxes	(38)	(997)	959	(96%)

Income tax expense	2	-	2	*

Net loss	$(40)	$(997)	$957	(96%)
Revenue
CVD Equipment	$5,845	$2,827	$3,018	107%
SDC	2,312	1,415	897	63%
CVD Materials	667	458	209	46%
Intersegment sales elimination	(129)	(44)	(85)	*
Total	$8,695	$4,656	$4,039	87%

* Not meaningful

Revenue

Our revenue for the three months ended March 31, 2023 was $8.7 million compared to $4.7 million for the three months ended March 31, 2022, an increase of 87%.

The increase in revenue versus the prior year period was primarily attributable to increased revenue of $3.0 million from the CVD Equipment segment related to equipment sales and spare parts, a $0.9 million increase in revenue from our SDC segment and a $0.2 million increase from the CVD Materials segment. The increase in revenue in the period was principally the result of the recognition of revenue associated with our PVT150 systems. Revenue related to PVT150 systems sold to one customer in 2023 represented 28.3% of our total revenues and 42.2% of CVD Equipment segment revenues. We recognized revenue on this contract as we construct the equipment for our customer.

Our order backlog at March 31, 2023 was approximately $12.0 million as compared to December 31, 2022 of $17.8 million. Our backlog at March 31, 2023 consists of approximately $10.1 million related to remaining performance obligations of contracts in progress and not yet started with the balance of approximately $1.9 million represents other orders received from customers. Historically, our revenues and orders have fluctuated based on changes in order rate as well as other factors in our manufacturing process that impacts the timing of revenue recognition. Accordingly, orders received from customers and revenue recognized may fluctuate from quarter to quarter.

The revenue contributed by the CVD Equipment segment for the three months ended March 31, 2023 of $5.8 million represented 67% of overall revenue as compared to $2.8 million or 61% of overall revenue for the three months ended March 31, 2022. The increase in revenues of $3.0 million or 107% resulted principally related revenue associated with a contract for PVT150 systems.

The revenue contributed by the SDC segment for the three months ended March 31, 2023 of $2.3 million represented 25% of overall revenue as compared to $1.4 million or 29% of overall revenue for the three months ended March 31, 2022. Revenue for our SDC segment increased $0.9 million or 63% due to increased orders and strong demand for the SDC’s gas and chemical delivery system products as compared to the prior year.

The revenue contributed by the CVD Materials segment for the three months ended March 31, 2023 of $0.7 million represented 8% of our overall revenue as compared to $0.5 million or 10% of overall revenue for the three months ended March 31, 2022

Gross Profit

Gross profit for the three months ended March 31, 2023 was $2.4 million, with a gross profit margin of 28.0%, compared to a gross profit of $0.8 million and a gross profit margin of 16.5% for the three months ended March 31, 2022. The increase in gross profit of $1.6 million was primarily the result of leveraging fixed costs on higher sales levels which offset certain component cost increases and higher compensation costs.

Research and Development

For the three months ended March 31, 2023, research and development expenses were $0.6 million, or 6.9% of revenue as compared to $0.3 million, or 6.7% for the three months ended March 31, 2022. The increase in 2023 was the result of increased personnel and employee-related costs to develop new products for key growth markets.

General engineering support and expenses related to the development of more standardized products and value-added development of existing products are reflected as part of research and development expense. General engineering support and expenses are charged to costs of goods sold when work is performed directly on a customer order.

Selling

Selling expenses were $0.4 million or 4.8% of the revenue for the three months ended March 31, 2023 as compared to $0.3 million or 5.9% for the three months ended March 31, 2022. The increase in 2023 was primarily the result of increased personnel and employee-related costs during to support increased marketing efforts as well as increase in trade shows and other marketing expenses.

General and Administrative

General and administrative expenses for the three months ended March 31, 2023 were $1.6 million or 18.4% of revenue compared to $1.2 million or 25.8% of revenue for the three months ended March 31, 2022, an increase of $0.4 million. The increase in expenses was principally due to increases in personnel and employee-related costs of approximately $0.2 million to support the growth of our business and higher professional fees of $0.1 million.

Other Income (Expense), Net

Other income (expense), net was $149,000 for the three months ended March 31, 2023 as compared to other income (expense), net of ($27,000) for the three months ended March 31, 2022. The change was principally due to an increase in interest income due to higher interest rates and increased amounts in invested in U.S. treasury securities.

Income Taxes

We continue to evaluate the potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, by reviewing our economic models, including projections of future operating results.

Liquidity and Capital Resources

As of March 31, 2023, aggregate working capital was $15.7 million as compared to aggregate working capital of $15.5 million at December 31, 2022. Cash and cash equivalents at March 31, 2023 and December 31, 2022 were $11.0 million and $14.4 million, respectively.

Net cash used in operating activities for the three months ended March 31, 2023 was $3.3 million. This decrease was principally due to increases in contract assets of $1.5 million, decrease in contract liabilities of $2.8 million, increase in inventories of $0.3 million, decrease in accrued expenses of $0.5 million (primarily due to payment of 2022 bonus) offset by reduction in accounts receivable of $1.4 million and non-cash items of $0.3 million.

Capital expenditures for the three months ended March 31, 2023 were $146,000 related to purchases of manufacturing equipment and building improvements.

Cash flows from financing activities for the three months ended March 31, 2022 included $73,000 of proceeds from the exercise of employee stock options.

Management is evaluating options for the disposal of its Tantaline subsidiary located in Nordborg, Denmark based on the Company’s current strategy to focus on the equipment business consisting of the CVD Equipment and SDC segments and reduce its focus on the non-core CVD Materials business. . The revenues and net income of the Tantaline subsidiary were $0.4 million and $0.1 million, respectively, for the three months ended March 31, 2023.  The total assets and total liabilities of the Tantaline subsidiary were $1.1 million and $0.2 million as of March 31, 2023, respectively.  The disposition of Tantaline subsidiary may result in a financial charge of up to $500,000 during the year ending December 31, 2023.

We believe that our cash and cash equivalent positions and our projected cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months from the filing of this Form 10-Q. We will continue to assess our operations and take actions anticipated to maintain our operating cash to support the working capital needs.

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

Revenue Recognition

We design, manufacture, and sell custom chemical vapor deposition equipment through contractual agreements. These system sales require us to deliver functioning equipment that is generally completed within two to eighteen months from commencement of order acceptance. We recognize revenue over time by using an input method based on costs incurred as it depicts our progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed price contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations.

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

We have been engaged in the production and delivery of goods on a continual basis under contractual arrangements for many years. Historically, we have demonstrated an ability to accurately estimate total revenues and total expenses relating to our long-term contracts. However, there are many inherent risks and uncertainties in estimating revenues, expenses and progress toward completion, particularly on larger or longer-term contracts. If we do not estimate the total sales, related costs, and progress toward completion on such contracts, the estimated gross margins may be significantly impacted, or losses may need to be recognized in future periods. Any such resulting changes in margins or contract losses could be material to our results of operations and financial condition.

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

CVD EQUIPMENT CORPORATION

PART II

OTHER INFORMATION

Item1.	Legal Proceedings.

None.

Item1A.	Risk Factors.

There have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated May 15, 2023

31.2*	Certification of Richard Catalano, Chief Financial Officer, dated May 15, 2023

32.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated May 15, 2023, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Richard Catalano, Chief Financial Officer, dated May 15, 2023, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Inline XBRL Instance.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL**	Inline XBRL Taxonomy Extension Calculation.

101.DEF**	Inline XBRL Taxonomy Extension Definition.

101.LAB**	Inline XBRL Taxonomy Extension Labels.

101.PRE**	Inline XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of May 2023.

CVD EQUIPMENT CORPORATION

By:	/s/ Emmanuel Lakios
Emmanuel Lakios
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Catalano
Richard Catalano
Vice President and
Chief Financial Officer
(Principal Financial and
Accounting Officer)