Form 10-Q
period 2023-06-30
CVD EQUIPMENT CORP
filed 2023-08-14
CIK 766792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,814,047 shares of Common Stock, $0.01 par value at August 8, 2023.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$13,033	$14,365
Accounts receivable, net	2,156	3,788
Contract assets	2,951	2,170
Inventories, net	4,150	2,538
Employee retention credit receivable	1,529	-
Other current assets	543	797
Total current assets	24,362	23,658

Employee retention credit receivable	-	1,529
Property, plant and equipment, net	12,300	12,596
Intangible assets, net	111	119
Other assets	10	10
Total assets	$36,783	$37,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,307	$1,454
Accrued expenses	1,667	2,591
Current maturities of long-term debt	79	77
Contract liabilities	4,702	4,042
Total current liabilities	7,755	8,164

Long-term debt, net of current portion	309	349

Total liabilities	8,064	8,513

Stockholders’ equity: Common stock - $0.01 par value – 20,000,000 shares authorized; issued and outstanding 6,779,063 at June 30, 2023 and 6,760,938 at December 31, 2022	67	67
Additional paid-in capital	28,185	27,712
Retained earnings	467	1,620
Total stockholders’ equity	28,719	29,399

Total liabilities and stockholders’ equity	$36,783	$37,912

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share and share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$5,069	$5,809	$13,764	$10,461
Cost of revenue	3,681	4,368	9,943	8,254

Gross profit	1,388	1,441	3,821	2,207

Operating expenses
Research and development	559	569	1,161	879
Selling and shipping	428	332	847	605
General and administrative	1,360	1,287	2,960	2,443
Loss on disposition of Tantaline	162	-	162	-
Impairment charge	111	-	111	-

Total operating expenses	2,620	2,188	5,241	3,927

Operating loss	(1,232)	(747)	(1,420)	(1,720)

Other income (expense):
Interest income	107	13	227	31
Interest expense	(6)	-	(12)	(5)
Foreign exchange income (expense)	15	(110)	43	(147)
Other income	13	6	20	5
Total other income, net	129	(91)	278	(116)

Loss before income tax	(1,103)	(838)	(1,142)	(1,836)

Income tax expense	10	1	11	1

Net loss	$(1,113)	$(839)	$(1,153)	$(1,837)

Loss per common share - basic	$(0.16)	$(0.12)	$(0.17)	$(0.27)
Loss per common share - diluted	$(0.16)	$(0.12)	$(0.17)	$(0.27)

Weighted average common shares
Basic	6,778,754	6,728,938	6,776,035	6,726,990
Diluted	6,778,754	6,728,938	6,776,035	6,726,990

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

Three months ended June 30, 2023 and 2022
	Common stock
	Shares	Par Value	Additional paid-in Capital	Retained Earnings	Total

Balance at April 1, 2023	6,778,438	$67	$27,920	$1,580	$29,567
Net loss	-	-	-	(1,113)	(1,113)
Stock-based compensation	-	-	262	-	262
Exercise of stock options and issuance of shares	625	-	3	-	3
Balance at June 30, 2023	6,779,063	$67	$28,185	$467	$28,719

Balance at April 1, 2022	6,728,938	$67	$27,374	$846	$28,287
Net loss	-	-	-	(839)	(839)
Stock-based compensation	-	-	92	-	92
Balance at June 30, 2022	6,728,938	$67	$27,466	$7	$27,540

Six months ended June 30, 2023 and 2022
	Common stock
	Shares	Par Value	Additional paid-in Capital	Retained Earnings	Total

Balance at January 1, 2023	6,760,938	$67	$27,712	$1,620	$29,399
Net loss	-	-	-	(1,153)	(1,153)
Stock-based compensation	-	-	397	-	397
Exercise of stock options and issuance of shares	18,125	-	76	-	76
Balance at June 30, 2023	6,779,063	$67	$28,185	$467	$28,719

Balance at January 1, 2022	6,723,438	$67	$27,277	$1,844	$29,188
Net loss	-	-	-	(1,837)	(1,837)
Stock-based compensation	5,500	-	189	-	189
Balance at June 30, 2022	6,728,938	$67	$27,466	$7	$27,540

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,153)	$(1,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposition of Tantaline	162	-
Impairment charge	111
Stock-based compensation	397	189
Depreciation and amortization	392	402
Changes in assets and liabilities, net of effects of disposition of Tantaline:
Accounts receivable	1,592	(1,126)
Contract assets	(781)	(1,717)
Inventories	(1,616)	(825)
Tax receivable	-	716
Other current assets	231	(35)
Accounts payable	(57)	261
Accrued expenses	(770)	98
Contract liabilities	659	1,645
Net cash used in operating activities	(833)	(2,229)

Cash flows from investing activities:
Net cash used in connection with disposition of Tantaline	(312)	-
Purchases of property and equipment	(225)	(460)
Capitalized patents costs	-	(47)
Net proceeds from sale of assets	-	10
Net cash used in investing activities	(537)	(497)

Cash flows from financing activities
Proceeds from exercise of stock options	76	-
Payments of long-term debt	(38)	(1,766)
Net cash provided by (used in) financing activities	38	(1,766)

Net decrease in cash and cash equivalents	(1,332)	(4,492)

Cash and cash equivalents at beginning of period	14,365	16,651

Cash and cash equivalents at end of period	$13,033	$12,159

Supplemental disclosure of cash flow information:

Income taxes paid	$11	$-
Interest paid	$12	$8

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that can be expected for the year ending December 31, 2023.

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

Liquidity

At June 30, 2023, the Company had $13.0 million in cash and cash equivalents. The Company anticipates that the existing cash and cash equivalents balance together with potential future income from operations, collections of existing accounts receivable, revenue from its existing backlog of products as of this filing date, the sale of inventory on hand, deposits and down payments against significant orders will be adequate to meet its working capital and capital equipment requirements, and its anticipated cash needs over the next 12 months from the date of issuance of the accompanying Form 10-Q.

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

Over time

The Company designs, manufactures and sells custom chemical vapor deposition equipment through contractual agreements. These system sales require the Company to deliver functioning equipment that is generally completed within two to eighteen months from commencement of order acceptance. For systems sales that meet the criteria to recognize revenue over time, the Company recognizes revenue over time by using an input method based on costs incurred as it depicts the Company’s progress toward satisfaction of the performance obligation. For system sales that to not meet the criteria to recognize revenue over time based on the contract provisions, the Company recognize revenue based on point in time as discussed below.

Under this method, revenue arising from fixed price contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. Incurred costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies, tools, repairs and depreciation costs. Contract material costs are included in incurred costs when the project materials have been purchased or moved to work in process, and installed, as required by the project’s engineering design. Cost based input methods of revenue recognition require the Company to make estimates of costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the costs to complete the projects, including materials, labor and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known and can be reasonably estimated. There were no material impairment losses recognized on contract assets during the three and six months ended June 30, 2023 and 2022.

The timing of revenue recognition, billings and collections results in accounts receivables, unbilled receivables or contract assets and contract liabilities on our consolidated balance sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones.

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

For any system equipment sales where the equipment would have an alternative use or where the contract provisions of the contract preclude the use of over time revenue recognition, revenue is recognized at the point in time when control of the equipment is transferred to the customer. For the three and six months ended June 30, 2023 and 2022, all system equipment sales were recorded over time by using an input method except for one system equipment contract in 2023 where the revenue will be recognized at the point in time when the equipment is transferred to the customer.

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

NOTE 3: CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

The Company had cash and cash equivalents of $13.0 million and $14.4 million at June 30, 2023 and December 31, 2022, respectively. The Company invests excess cash in U.S. treasury bills, certificates of deposit or deposit accounts, all with maturities of less than three months. Cash equivalents consisting of U.S. treasury bills were $10.0 million and $11.7 million at June 30, 2023 and December 31, 2022, respectively.

NOTE 3: CONCENTRATION OF CREDIT RISK (continued)

The Company places most of its temporary cash investments in the United States with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at June 30, 2023 and December 31, 2022 was $2.6 million and $1.5 million, respectively. The Company’s cash balance at its Tantaline subsidiary based in Denmark exceeded the government guarantee limit by approximately $0.5 million at December 31, 2022.

Account receivable

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

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $36,000 at both June 30, 2023 and December 31, 2022. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Measurement of credit losses requires consideration of historical loss experience, including the need to adjust for changing business conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Future changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial condition.

At June 30, 2023, the accounts receivable balance included amounts from two customers that totaled 46% of total accounts receivable and at December 31, 2022, the accounts receivable balance included amounts from two customers that totaled 66% of total accounts receivable.

Sales concentration

Revenue from a single customer in any one period can exceed 10% of our total revenues. During the three months ended June 30, 2023, four customers exceeded 10% of revenues, representing 16%, 16%, 11% and 10% of revenues, and during the six months ended June 30, 2023, two customers exceeded 10%, representing 21% and 16% of revenues.

During the three months ended June 30, 2022, two customers exceeded 10% of revenues, representing 24% and 15% of revenues, and during the six months ended June 30, 2022, two customers exceeded 10%, representing 16% and 12% of revenues.

NOTE 4: REVENUE RECOGNITION

The following table represents a disaggregation of revenue for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30, 2023

	Over time	Point in time	Total
Energy	$760	$38	$798
Aerospace	-	604	604
Industrial	1,085	915	2,000
Research	1,184	483	1,667
Total	$3,029	$2,040	$5,069

	Three months ended June 30, 2022

	Over time	Point in time	Total
Energy	$2,024	$219	$2,243
Aerospace	-	520	520
Industrial	1,450	725	2,175
Research	299	572	871
Total	$3,773	$2,036	$5,809

	Six months ended June 30, 2023

	Over time	Point in time	Total
Energy	$3,276	$52	$3,328
Aerospace	264	855	1,119
Industrial	4,756	1,127	5,883
Research	2,456	978	3,434
Total	$10,752	$3,012	$13,764

	Six months ended June 30, 2022

	Over time	Point in time	Total
Energy	$2,923	$226	$3.149
Aerospace	-	1,221	1,221
Industrial	2,446	1,597	4,043
Research	1,005	1,043	2,048
Total	$6,374	$4,087	$10,461

NOTE 4: REVENUE RECOGNITION (continued)

The energy market includes customers involved in the manufacture of silicon carbide wafers and batteries. Aerospace market includes customers that manufacture aircraft engines. Industrial end market consists of various end customers in diverse industries. Research market principally represents customers that are universities and other research institutions.

The Company has unrecognized contract revenue of approximately $4.5 million at June 30, 2023, which it expects to substantially recognize as revenue within the next twelve months based on over time revenue recognition. The Company also has orders of approximately $12.1 million for equipment contracts that it expects to recognize with the next twelve months based on point in time revenue recognition.

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

Contract assets and liabilities

Contract assets and contract liabilities on input method type contracts in progress are summarized as follows as of June 30, 2023 (in thousands):

Costs incurred on contracts in progress	$14,062
Estimated earnings	9,975
24,037
Billings to date	(25,525)
(1,488)
Deferred revenue related to non-system contracts	(263)
$(1,751)

Included in accompanying condensed consolidated balance sheet as of June 30, 2023 under the following captions (in thousands):
Contract assets	$2,951
Contract liabilities	$4,702

Of the contract liability balances at December 31, 2022 and 2021 of $4.0 million and $1.7 million, respectively, $2.6 million and $1.6 million was recognized as revenue during the six months ended June 30, 2023 and 2022, respectively.

NOTE 5: INVENTORIES, NET

Inventories consist of:
	June 30, 2023	December 31, 2022

Raw materials	$2,543	$2,165
Work-in-process	1,607	373
Total	$4,150	$2,538

NOTE 6: LONG-TERM DEBT

In September 2022, the Company entered into a loan agreement to fund the acquisition of machinery. The loan amount of $432,000, is payable in 60 equal monthly installments of $8,352 and secured by equipment. The interest rate is 6%.

NOTE 7: EARNINGS PER SHARE

The calculation of basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Basic weighted average common shares outstanding	6,778,754	6,728,938	6,776,035	6,726,990
Dilutive effect of options and unvested restricted stock	-	-	-	-
Diluted weighted average shares outstanding	6,778,754	6,728,938	6,776,035	6,726,990

NOTE 7: EARNINGS PER SHARE (continued)

At June 30, 2023, stock options to purchase 905,125 shares of common stock were outstanding and 273,000 were exercisable. At June 30, 2022, stock options to purchase 599,500 shares of common stock were outstanding and 297,500 were exercisable.

For the three and six months ended June 30, 2023 and 2022, all stock options were excluded in the computation of diluted earnings per share because their effect was antidilutive.

NOTE 8: STOCK-BASED COMPENSATION EXPENSE

The Company recorded stock-based compensation for the three and six months ended June 30, 2023 and 2022, respectively, that were included in the following line items in our Consolidated Statements of Operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Cost of revenue	$41	$9	$60	$17
Research and development	45	13	65	26
Selling	31	5	42	11
General and administrative	145	65	230	135

Total	$262	$92	$397	$189

Stock-based compensation expense in both three month periods ended June 30, 2023 and 2022 included approximately $40,000 related to restricted stock awards that directors are entitled to receive pursuant to the Director Compensation plan. Stock-based compensation expense in both six month periods ended June 30, 2023 and 2022 included approximately $80,000 related to restricted stock awards that directors are entitled to receive pursuant to the Director Compensation plan. Under this plan each of the four independent directors is entitled to an Annual Equity Retainer in the amount of $40,000, to be granted on the date of the Company’s annual meeting of shareholders.

For the six months ended June 30, 2023, the Company granted 254,000 stock options, vesting 25% per year over four years, with a ten-year life. The Company determined the weighted average fair value of stock options granted was $9.27 and is based upon weighted average assumptions below.

Stock price	$14.02
Exercise price	$14.02
Dividend yield	0%
Expected volatility	72%
Risk-free interest rate	3.39%
Expected life (in years)	6.00

NOTE 8: STOCK-BASED COMPENSATION EXPENSE (continued)

The following table summarizes stock options awards through June 30, 2023:

		Weighted
	Stock Option	Average
	Awards	Exercise
	(in shares)	Price
Outstanding at January 1, 2023	673,000	$5.70
Granted	244,000	14.11
Exercised	(17,500)	4.19

Outstanding at March 31, 2023	899,500	8.01
Granted	10,000	11.87
Exercised	(625)	4.71
Forfeited	(3,750)	4.01
Outstanding at June 30, 2023	905,125	$8.07

The following table summarizes information about the outstanding and exercisable options at June 30, 2023 by ranges of exercise prices:

			Options Outstanding				Options Exercisable
				Weighted	Weighted			Weighted
				Average	Average			Average
Exercise			Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price Range			Outstanding	Contractual	Price	Value	Exercisable	Price	Value
$4.00	-	7.00	511,125	8.3	$4.55	$1,443,308	133,000	$4.45	$388,093
$7.01	-	10.00	20,000	4.8	$8.07	$-	20,000	$8.07	$-
$10.01	-	13.00	130,000	4.5	$11.51	$-	120,000	$10.52	$-
$13.01	-	16.00	244,000	9.7	$14.11	$-	-	-	$-

As of June 30, 2023, there was $3.0 million of unrecognized compensation costs related to stock options expected to be recognized over a weighted average period of 3.4 years.

NOTE 9: INCOME TAXES

As of June 30, 2023 and December 31, 2022, the Company has provided a full valuation allowance against its net deferred tax assets. This was based on management’s assessment, including the last four years of operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. Management continues to evaluate for potential utilization of the Company’s net deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections of future operating results.

NOTE 10: SEGMENT REPORTING

The Company operates through three segments: CVD Equipment, Stainless Design Concepts (“SDC”) and CVD Materials. The CVD Equipment segment manufactures and sells chemical vapor deposition, physical vapor transport and similar equipment. The SDC segment designs and manufactures ultra-high purity gas and chemical delivery control systems. The CVD Materials segment provides material coatings for aerospace, medical, electronic and other applications and is not considered a core business of the Company. See Note 11 for the disposition of the Tantaline subsidiary and planned disposition of the MesoScribe subsidiary which comprise the CVD Materials segment. The Company evaluates performance based on several factors, of which the primary financial measure is income (loss) before taxes.

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

Elimination entries included in the “Eliminations” column represent intersegment revenues and cost of revenues that are eliminated in consolidation. Intersegment sales by the SDC segment to the CVD Equipment segment for the three months ended June 30, 2023 and 2022 were $138,000 and $380,000, respectively and $266,000 and $425,000 for the six months ended June 30, 2023 and 2022, respectively. Intersegment sales by the CVD Equipment segment to the SDC segment for the three months and six months ended June 30, 2023 were $65,000. There were no intersegment sales by the CVD Equipment segment to the SDC segment in 2022.

The following table presents certain information regarding the Company’s segments as of and for the three months ended June 30, 2023 and 2022 (in thousands):

2023
	CVD Equipment	SDC	CVD Materials		Eliminations	Corporate	Consolidated
Assets	$32,139	$4,189	$483		$(28)	$-	$36,783

Revenue	$3,134	$1,795	$342		$(202)	$-	$5,069
Operating (loss) income	(445)	363	(224	) *	(28)	(898)	(1,232)
Pretax (loss) income	(445)	364	(203	) *	(28)	(791)	(1,103)
Depreciation and amortization	$136	$12	$79		$-	$-	$227
Purchase of property, plant & equipment	$78	$-	$-		$-	$-	$78

2022
	CVD Equipment	SDC	CVD Materials	Eliminations	Corporate	Consolidated
Assets	$23,661	$8,474	$1,913	$68	$-	$34,116

Revenue	$3,782	$1,591	$816	$(380)	$-	$5,809
Operating (loss) income	(469)	227	253	-	(758)	(747)
Pretax (loss) income	(450)	227	143	-	(758)	(838)
Depreciation and amortization	$116	$12	$23	$-	$-	$151
Purchase of property, plant & equipment	$283	$-	$-	$-	$-	$283

* Includes loss on sale of Tantaline of $0.2 million and impairment charge related to MesoScribe fixed assets of $0.1 million.

The following table presents certain information regarding the Company’s segments as of and for the six months ended June 30, 2023 and 2022 (in thousands):

2023
	CVD Equipment	SDC	CVD Materials		Eliminations	Corporate	Consolidated

Revenue	$8,979	$4,107	$1,009		$(331)	$-	$13,764
Operating (loss) income	(267)	994	(143	) *	(28)	(1,976)	(1,420)
Pretax (loss) income	(265)	996	(95	) *	(28)	(1,750)	(1,142)
Depreciation and amortization	$267	$24	$101		$-	$-	$392
Purchase of property, plant & equipment	$215	$10	$-		$-	$-	$225

2022
	CVD Equipment	SDC	CVD Materials	Eliminations	Corporate	Consolidated

Revenue	$6,607	$3,006	$1,273	$(425)	$-	$10,461
Operating (loss) income	(1,236)	670	284	-	(1,438)	(1,720)
Pretax (loss) income	(1,204)	670	136	-	(1,438)	(1,836)
Depreciation and amortization	$332	$25	$45	$-	$-	$402
Purchase of property, plant & equipment	$428	$2	$30	$-	$-	$460

* Includes loss on sale of Tantaline of $0.2 million and impairment charge related to MesoScribe fixed assets of $0.1 million.

NOTE 11: CVD MATERIALS – TANTALINE AND MESOCRIBE SUBSIDIAIRES

Tantaline Subsidiary

On May 26, 2023, the Company sold its Tantaline subsidiary located in Nordborg, Denmark in exchange for a nominal amount at closing and an earn-out provision based on any net income that Tantaline may earn during the five-year period ending December 31, 2027. The Company recorded a loss of $0.2 million upon the sale. Any earn-out amounts will be recognized when and if any such amounts become probable of receipt.

The decision to sell Tantaline was based on the Company’s ongoing strategy to focus on the equipment business consisting of the CVD Equipment and SDC segments and reduce its focus on the non-core CVD Materials business.

Including the loss on disposition of $0.2 million, the revenues and net loss of Tantaline were $44,000 and $0.2 million respectively, for the three months ended June 30, 2023 and the revenues and net income of Tantaline were $0.5 million and $0.1 million, respectively, for the six months ended June 30, 2023. The total assets and total liabilities of the Tantaline subsidiary were $1.1 million and $0.4 million as of December 31, 2022.

NOTE 11: CVD MATERIALS – TANTALINE AND MESOCRIBE SUBSIDIAIRES (continued)

MesoScribe Subsidiary

During the three months ended June 30, 2023, the Company entered into negotiations with a third party to sell certain assets and license certain propriety information of MesoScribe.

On August 8, 2023, the Company entered into a Purchase and License Agreement (“the Agreement”) with the third-party. Pursuant to the Agreement, the Company will sell certain proprietary assets relating to its plasma spray technology and material deposition system and grant a non-exclusive license to use certain of the Company's related intellectual property as more fully described in the Agreement, for an aggregate purchase price of $0.9 million. The purchase price is payable in several installments and contingent upon certain performance metrics and other milestones.

The Company will continue to fulfill remaining orders for MesoScribe products through the end of 2023 at which time it plans to cease the remaining operations of MesoScribe and dispose of any remaining equipment. During the three and six months ended June 30, 2023, the Company recorded an impairment charge of $0.1 million for certain equipment of MesoScribe based on its decision to cease the remaining operations by the end of 2023.

Including the impairment charge of $0.1 million, the revenues and net income of MesoScribe were $0.3 million and $0.1 million for the three months ended June 30, 2023. The revenue and net income were $0.5 million and $0.1 million respectively, for the six months ended June 30, 2023.

The total assets and total liabilities of the MesoScribe subsidiary were $0.4 million and $48,000, respectively, as of June 30, 2023 and $0.8 million and $0.1 million, respectively, as of December 31, 2022.

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

●	uncertainty as to our future profitability;

●	uncertainty as to any future expansion of the Company;

●	uncertainty as to our ability to adequately obtain raw materials and components from foreign markets in light of geopolitical developments, and

●	uncertainty as to our ability to timely acquire raw materials for production due to supply chain disruptions.

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

You should not place undue reliance on any forward-looking statements, which speak only as of the dates they are made. When used with this Report, the words “believes” “anticipates”, “expects”, “estimates”, “plans”, “intends”, “will” and similar expressions are intended to identify forward-looking statements.

Executive Summary

We have served the advanced materials markets with chemical vapor and thermal process equipment for over 40 years. CVD designs, develops, and manufactures a broad range of chemical vapor deposition, thermal process, gas control, and other state-of-the-art equipment and process solutions used to develop and manufacture materials and coatings for industrial applications and research. To learn more about CVD’s systems and offerings, visit www.cvdequipment.com.

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

During 2021, we received the first six (6) orders for our PVT150 system that is used by our customer to grow silicon carbide crystals. These crystals are then further processed into silicon carbide wafters by our customer and later processed into integrated circuits and other devices. Devices based on silicon carbide have been shown to reduce energy consumption in EVs and reduce the need for additional cooling elements. During 2022, we received an additional 24 orders from the same customer. We also launched our marketing campaign for the PVT150 in the first quarter of 2023 as we seek orders from other potential customers.

During 2022, we completed the production of a system for a customer that deposits coatings onto powders used in silicon-graphite anodes that has the objective of increasing EV battery performance while lowering cost.

We believe recent orders we received from a major aerospace company for the production of chemical vapor infiltration system reflects the beginnings of a recovery in aircraft manufacturing. In prior years, we had sold Tow-Coating Systems to manufacture CMCs to another major jet engine manufacturer and have an installed base of such systems at that customer.

During the six months ended June 30, 2023, new order bookings approximated $15.8 million, representing a decrease of approximately $1.0 million or 6% as compared to bookings of $16.7 million in six months ended June 30, 2022. CVD Equipment’s orders in the first half of 2023 were driven by demand in two of our three strategic markets. Aerospace attributed approximately $8.7 million of multiple systems orders during the six months ended June 30, 2023 that will ship over the next 12 months. Also contributing to the order bookings in 2023 was a battery nanomaterial production system of approximately $1.8 million.

Our PVT150 system which was launched in 2022 with an initial 20 systems shipped in 2022, and a follow-on order of 10 systems to the same customer of which 8 units shipped in the second quarter of 2023 and the balance will be shipped in the second half of 2023. In the first quarter of 2023, the PVT150 system was launched to the broader customer market and we are engaged in discussions with several potential customers.  There were no PVT150 orders received in the first six months of 2023. The uncertainty as to the receipt and timing of orders for our PVT150 system contributes to the overall quarter to quarter fluctuation in orders.

Our backlog increased from $17.8 million at December 31, 2022 to $18.8 million at June 30, 2023 as orders were in excess of revenues by approximately $2.0 million. In addition, the backlog was reduced by $0.5 million related to the sale of Tantaline and $0.6 million related to the planned wind down of MesoScribe.

Historically, our orders have fluctuated based on end user market conditions, adoption of our new products and acceptance of our products. The order rate as well as other factors in our manufacturing process ultimately impacts the timing of revenue recognition whether accounted for over time or at a point in time. In addition, system revenue that will be recognized based on point in time will result in fluctuations in revenue recognized at the point in time when control of the promised products or services is transferred to the Company’s customers.

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

Results of Operations

Three Months Ended June 30, 2023 and 2022

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the three months ended June 30, 2023 and 2022 and the period-over-period dollar and percentage changes for those line items (in thousands, except percentages).

	Three months ended June 30
	2023	2022	Change	Percent
Revenue	$5,069	$5,809	$(740)	(12.7%)

Cost of revenue	3,681	4,368	(687)	(15.7%)

Gross profit	1,388	1,441	(53)	(3.7%)
Gross profit percentage	27.4%	24.8%

Operating expenses:
Research and development	559	569	(10)	(1.8%)
Selling	428	332	96	28.9%
General and administrative	1,360	1,287	73	5.7%
Loss on disposition of Tantaline	162	-	162	*
Impairment charge	111	-	111	*

Total operating expenses	2,620	2,188	432	19.7%

Operating loss	(1,232)	(747)	(485)	(64.9%)

Other income (expense):
Interest income	107	13	94	*
Interest expense	(6)	-	(6)	*
Foreign exchange income (expense)	15	(110)	125	*
Other income	13	6	7	*
Total other income (expense), net	129	(91)	220	*

Loss before income taxes	(1,103)	(838)	(265)	(31.6%)

Income tax expense	10	1	9	*

Net loss	$(1,113)	$(839)	$(274)	(32.7%)

Revenue (net of intersegment sales)
CVD Equipment	$3,069	$3,782	$(713)	(18.9%)
SDC	1,658	1,211	447	36.9%
CVD Materials	342	816	(474)	(58.1%)

Total	$5,069	$5,809	$(740)	(12.7%)

* Not meaningful

Revenue

Our revenue for the three months ended June 30, 2023 was $5.1 million compared to $5.8 million for the three months ended June 30, 2022, a decrease of 12.7%.

The decrease in revenue versus the prior year period was primarily attributable to lower revenue of $0.7 million from the CVD Equipment segment related to lower equipment revenue, a $0.4 million increase in revenue from our SDC segment and a $0.5 million decrease from the CVD Materials segment. The decrease in revenue in the period was principally the result of lower PVT equipment revenues at CVD Equipment and the sale of the Tantaline subsidiary that is part of the CVD Materials segment.

Our order backlog at June 30, 2023 was approximately $18.8 million as compared to $17.8 million at December 31, 2022. Our backlog at June 30, 2023 consists of $4.5 million related to remaining performance obligations of contracts in progress and not yet started, $12.1 million of system sales that will be recognized based on point in time and $2.2 million represents non-system orders received from customers. Historically, our revenues and orders have fluctuated based on changes in order rate as well as other factors in our manufacturing process that impacts the timing of revenue recognition. In addition, system revenue that will be recognized based on point in time will result in fluctuations in revenue recognized at the point in time when control of the promised products or services is transferred to the Company’s customers. Accordingly, orders received from customers and revenue recognized may fluctuate from quarter to quarter.

The revenue contributed by the CVD Equipment segment for the three months ended June 30, 2023 of $3.1 million represented 60.5% of overall revenue as compared to $3.8 million or 65.1% of overall revenue for the three months ended June 30, 2022. The decrease in revenues of $0.7 million or 18.9% resulted principally from less PVT150 revenues in the current quarter as compared to the prior year quarter.

The revenue contributed by the SDC segment for the three months ended June 30, 2023 of $1.7 million represented 32.7% of overall revenue as compared to $1.2 million or 20.8% of overall revenue for the three months ended June 30, 2022. Revenue for our SDC segment increased $0.4 million or 36.9% due to increased orders and strong demand for the SDC’s gas and chemical delivery system products as compared to the prior year. The demand and related bookings for SDC’s products are subject to fluctuation depending on changes in market demand.

The revenue contributed by the CVD Materials segment for the three months ended June 30, 2023 of $0.3 million represented 6.7% of our overall revenue as compared to $0.8 million or 14.0% of overall revenue for the three months ended June 30, 2022. The decline was principally due to the sale of the Tantaline subsidiary during the quarter.

Gross Profit

Gross profit for the three months ended June 30, 2023 was $1.4 million, with a gross profit margin of 27.4%, compared to a gross profit of $1.4 million and a gross profit margin of 24.8% for the three months ended June 30, 2022. The decrease in gross profit of $53,000 was primarily due to lower revenues that was offset by an improved product mix as compared to the prior period.

Research and Development

For the three months ended June 30, 2023, research and development expenses were $0.6 million, or 11.0% of revenue as compared to $0.6 million, or 9.8% for the three months ended June 30, 2022. The small decrease in 2023 was the result of lower bonus accruals that were partially offset by increased personnel and employee-related costs to develop new products for key growth markets and lower production volumes.

General engineering support and expenses related to the development of more standardized products and value-added development of existing products are reflected as part of research and development expense. General engineering support and expenses are charged to costs of goods sold when work is performed directly on a customer order.

Selling

Selling expenses were $0.4 million or 8.4% of the revenue for the three months ended June 30, 2023 as compared to $0.3 million or 5.7% for the three months ended June 30, 2022. The increase in 2023 was primarily the result of increased personnel and employee-related costs to support increased marketing efforts.

General and Administrative

General and administrative expenses for the three months ended June 30, 2023 were $1.4 million or 26.8% of revenue compared to $1.3 million or 22.2% of revenue for the three months ended June 30, 2022, an increase of $0.1 million. The increase in expenses was principally due increases in personnel and employee-related costs and professional fees offset by lower bonus accruals.

During the three months ended June 30, 2023, the Company revised its estimated bonus accrual as of June 30, 2023. This resulted in an adjustment of $0.2 million to reverse a portion of the 2023 bonus that was accrued as of March 31, 2023. The impact of this reversal on general administrative expense was a reduction of $0.1 million. The impact of this reversal also resulted in reductions of expenses for cost of revenue of $41,000, research and development of $56,000 and selling expenses of $24,000 during the three months ended June 30, 2023.

Loss on Disposition of Tantaline

This item represents the net loss on the sale of our Tantaline subsidiary including professional fees.

Impairment Charge

This item represents the loss on the impairment of certain assets of MesoScribe based on the decision at June 30, 2023 to dispose of the subsidiary in the second half of 2023.

Other Income (Expense), Net

Other income (expense), net was $129,000 for the three months ended June 30, 2023 as compared to other income (expense), net of ($91,000) for the three months ended June 30, 2022. The change was principally due to an increase in interest income due to higher interest rates and increased amounts invested in U.S. treasury bills and a reduction in the foreign exchange loss.

Income Taxes

We continue to evaluate the potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, by reviewing our economic models, including projections of future operating results.

Six Months Ended June 30, 2023 versus June 30, 2022

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the six months ended June 30, 2023 and 2022 and the period-over-period dollar and percentage changes for those line items (in thousands, except percentages).

	Sic months ended June 30
	2023	2022	Change	Percent
Revenue	$13,764	$10,461	$3,303	31.6%

Cost of revenue	9,943	8,254	1,689	20.5%

Gross profit	3,821	2,207	1,614	73.1%
Gross profit percentage	27.8%	21.1%

Operating expenses:
Research and development	1,161	879	282	32.1%
Selling	847	605	242	40.0%
General and administrative	2,960	2,443	517	21.2%
Loss on disposition of Tantaline	162	-	162	*
Impairment charge	111	-	111	*

Total operating expenses	5,241	3,927	1,314	33.5%

Operating loss	(1,420)	(1,720)	300	17.4%

Other income (expense):
Interest income	227	31	196	*
Interest expense	(12)	(5)	(7)	*
Foreign exchange income (expense)	43	(147)	190	*
Other income	20	5	15	*
Total other income (expense), net	278	(116)	394	*

Loss before income taxes	(1,142)	(1,836)	694	37.8%

Income tax expense	11	1	10	*

Net loss	$(1,153)	$(1,837)	$684	37.2%

Revenue (net of intersegment sales)
CVD Equipment	$8,914	$6,607	$2,307	34.9%
SDC	3,841	2,581	1,260	48.8%
CVD Materials	1,009	1,273	(264)	(20.7% )

Total	$13,764	$10,461	$3,303	31.6%

* Not meaningful

Revenue

Our revenue for the six months ended June 30, 2023 was $13.8 million compared to $10.5 million for the six months ended June 30, 2022, an increase of 31.6%.

The increase in revenue versus the prior year period was primarily attributable to increased revenue of $2.3 million from the CVD Equipment segment related to equipment sales and spare parts, a $1.3 million increase in revenue from our SDC segment and a $0.3 million decrease from the CVD Materials segment. The increase in revenue in the period was principally the result of the recognition of revenue associated with additional equipment contracts and from higher PVT150 revenues. Revenue related to PVT150 systems sold to one customer represented 21.0% of our total revenues and 32.4% of CVD Equipment segment revenues during the six months ended June 30, 2023. We recognized revenue on this contract as we construct the equipment for our customer.

The revenue contributed by the CVD Equipment segment for the six months ended June 30, 2023 of $8.9 million represented 64.8% of overall revenue as compared to $6.6 million or 63.2% of overall revenue for the six months ended June 30, 2022. The increase in revenues of $2.3 million or 34.9% resulted principally related revenue associated additional equipment contracts and higher revenues from our PVT150 system contract.

The revenue contributed by the SDC segment for the six months ended June 30, 2023 of $3.8 million represented 27.9% of overall revenue as compared to $2.6 million or 24.7% of overall revenue for the six months ended June 30, 2022. Revenue for our SDC segment increased $1.3 million or 48.8% due to increased orders and strong demand for the SDC’s gas and chemical delivery system products as compared to the prior year. The demand and related bookings for SDC’s products are subject to fluctuation depending on market demand.

The revenue contributed by the CVD Materials segment for the six months ended June 30, 2023 of $1.0 million represented 7.3% of our overall revenue as compared to $1.3 million or 12.2% of overall revenue for the six months ended June 30, 2022. The decrease in revenue was principally due to the sale of Tantaline in May 2023.

Gross Profit

Gross profit for the six months ended June 30, 2023 was $3.8 million, with a gross profit margin of 27.8%, compared to a gross profit of $2.2 million and a gross profit margin of 21.1% for the six months ended June 30, 2022. The increase in gross profit of $1.6 million was primarily the result of leveraging fixed costs on higher sales levels and an improved product mix offset by certain component cost increases and higher compensation costs.

Research and Development

For the six months ended June 30, 2023, research and development expenses were $1.2 million, or 8.4% of revenue as compared to $0.9 million, or 8.4% for the six months ended June 30, 2022. The increase in 2023 was the result of increased personnel and employee-related costs to develop new products for key growth markets offset by lower bonus expense.

General engineering support and expenses related to the development of more standardized products and value-added development of existing products are reflected as part of research and development expense. General engineering support and expenses are charged to costs of goods sold when work is performed directly on a customer order.

Selling

Selling expenses were $0.8 million or 6.2% of the revenue for the six months ended June 30, 2023 as compared to $0.6 million or 5.8% for the six months ended June 30, 2022. The increase in 2023 was primarily the result of increased personnel and employee-related costs to support increased marketing efforts as well as increase in trade shows and other marketing expenses.

General and Administrative

General and administrative expenses for the six months ended June 30, 2023 were $3.0 million or 21.5% of revenue compared to $2.4 million or 23.4% of revenue for the six months ended June 30, 2022, an increase of $0.5 million. The increase in expenses was principally due to increases in personnel and employee-related costs to support the growth of our business and higher professional fees of $0.2 million offset by lower bonus expense.

Loss on disposition of Tantaline

This item represents the net loss on the sale of our Tantaline subsidiary including professional fees.

Impairment Charge

This item represents the loss on the impairment of certain assets of MesoScribe based on the decision to dispose of the subsidiary in the second half of 2023.

Other Income (Expense), Net

Other income, net was $278,000 for the six months ended June 30, 2023 as compared to other (expense), net of ($116,000) for the six months ended June 30, 2022. The change was principally due to an increase in interest income due to higher interest rates and increased amounts invested in U.S. treasury bills and a reduction in the foreign exchange loss.

Income Taxes

We continue to evaluate the potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, by reviewing our economic models, including projections of future operating results.

Liquidity and Capital Resources

As of June 30, 2023, aggregate working capital was $16.6 million as compared to aggregate working capital of $15.5 million at December 31, 2022. Working capital increased due to the classification of our employee retention credit receivable as a current asset at June 30, 2023 as the receivable was fully collected in July 2023. Cash and cash equivalents at June 30, 2023 and December 31, 2022 were $13.0 million and $14.4 million, respectively.

Net cash used in operating activities for the six months ended June 30, 2023 was $0.8 million. This decrease was principally due to increases in contract assets of $0.8 million, increase in inventories of $1.6 million, decrease in accrued expenses of $0.8 million (primarily due to payment of 2022 bonus) offset by reduction in accounts receivable of $1.6 million, an increase in contract liabilities of $0.7 million and non-cash items of $1.1 million. The increase in inventory was related to the production of PVT150 equipment in anticipation of potential future orders and inventory associated with a system order that will be recognized at the point in time the equipment is transferred to the Company’s customer.

Capital expenditures for the six months ended June 30, 2023 were $0.2 million related to purchases of manufacturing equipment and building improvements. The disposition of Tantaline resulted in a cash outflow of $0.3 million based on the terms of the agreement.

Cash flows from financing activities for the six months ended June 30, 2023 included $0.1 million of proceeds from the exercise of employee stock options.

During the three months ended June 30, 2023, the Company entered into negotiations with a third party to sell certain assets and license certain propriety information of MesoScribe. On August 4, 2023, the Company entered into a Purchase and License Agreement (the “Agreement”) with the third-party. Pursuant to the Agreement, the Company will sell certain proprietary assets relating to its plasma spray technology and material deposition system and grant a non-exclusive license to use certain of the Company’s related intellectual property as more fully described in the Agreement, for an aggregate purchase price of $0.9 million. The purchase price is payable in several installments and contingent upon certain performance metrics and other milestones.

The Company will continue to fulfill remaining orders for MesoScribe products through the end of 2023 at which time it plans to cease the remaining operations of MesoScribe and dispose of any remaining equipment.

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

Revenue Recognition

We design, manufacture, and sell custom chemical vapor deposition equipment through contractual agreements. These system sales require us to deliver functioning equipment that is generally completed within two to eighteen months from commencement of order acceptance. For systems sales that meet the criteria to recognize revenue over time, we recognize revenue over time by using an input method based on costs incurred as it depicts our progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed price contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. For system sales that to not meet the criteria to recognize revenue over time based on the contract provisions, the Company recognize revenue based on point in time.

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

CVD EQUIPMENT CORPORATION

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item1 A.	Risk Factors.

There have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated August 14, 2023

31.2*	Certification of Richard Catalano, Chief Financial Officer, dated August 14, 2023

32.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated August 14, 2023, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Richard Catalano, Chief Financial Officer, dated August 14, 2023, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Inline XBRL Instance.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL**	Inline XBRL Taxonomy Extension Calculation.

101.DEF**	Inline XBRL Taxonomy Extension Definition.

101.LAB**	Inline XBRL Taxonomy Extension Labels.

101.PRE**	Inline XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of August 2023.

CVD EQUIPMENT CORPORATION

By: /s/ Emmanuel Lakios

Emmanuel Lakios

President and Chief Executive Officer

(Principal Executive Officer)

By: /s/ Richard Catalano

Richard Catalano

Vice President and

Chief Financial Officer

(Principal Financial and

Accounting Officer)