Form 10-Q
period 2023-09-30
CVD EQUIPMENT CORP
filed 2023-11-14
CIK 766792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to _____

Commission file number: 1-16525

CVD EQUIPMENT CORPORATION

(Name of Registrant in Its Charter)

New York	11-2621692
State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

355 South Technology Drive, Central Islip, New York 11722

(Address of principal executive offices)

(631) 981-7081

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CVV	NASDAQ Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,824,511 shares of Common Stock, $0.01 par value at November 13, 2023.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$14,285	$14,365
Accounts receivable, net	2,585	3,788
Contract assets	2,895	2,170
Inventories, net	4,290	2,538
Other current assets	848	797
Total current assets	24,903	23,658

Employee retention credit receivable	-	1,529
Property, plant and equipment, net	12,207	12,596
Intangible assets, net	107	119
Other assets	10	10
Total assets	$37,227	$37,912

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,477	$1,454
Accrued expenses	1,711	2,591
Current maturities of long-term debt	80	77
Deposits from purchaser of MesoScribe assets – note 11	597	-
Contract liabilities	4,858	4,042
Total current liabilities	8,723	8,164

Long-term debt, net of current portion	288	349

Total liabilities	9,011	8,513

Stockholders’ equity:
Common stock - $0.01 par value – 20,000,000 shares authorized; issued and outstanding 6,820,665 at September 30, 2023 and 6,760,938 at December 31, 2022	68	67
Additional paid-in capital	28,434	27,712
Retained earnings (accumulated deficit)	(286)	1,620
Total stockholders’ equity	28,216	29,399

Total liabilities and stockholders’ equity	$37,227	$37,912

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share and share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$6,234	$8,119	$19,998	$18,579
Cost of revenue	4,636	5,699	14,579	13,952

Gross profit	1,598	2,420	5,419	4,627

Operating expenses:
Research and development	704	518	1,865	1,397
Selling	434	290	1,281	895
General and administrative	1,450	1,490	4,410	3,937
Loss on disposition of Tantaline	-	-	162	-
Impairment charge	-	-	111	-

Total operating expenses	2,588	2,298	7,829	6,229

Operating income (loss)	(990)	122	(2,410)	(1,602)

Other income (expense):
Interest income	173	43	400	74
Interest expense	(6)	-	(18)	(5)
Foreign exchange income (expense)	-	(107)	42	(250)
Other income	70	5	91	11
Total other income (expense), net	237	(59)	515	(170)

Income (loss) before income tax	(753)	63	(1,895)	(1,772)

Income tax expense	-	-	11	1

Net income (loss)	$(753)	$63	$(1,906)	$(1,773)

Income (loss) per common share - basic	$(0.11)	$0.01	$(0.28)	$(0.26)
Income (loss) per common share - diluted	$(0.11)	$0.01	$(0.28)	$(0.26)

Weighted average common shares
Basic	6,789,487	6,736,764	6,787,415	6,730,263
Diluted	6,789,487	6,740,692	6,787,415	6,730,263

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

Three months ended September 30, 2023 and 2022

	Common stock		Additional paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total

Balance at July 1, 2023	6,779,063	$67	$28,185	$467	$28,719
Net loss	-	-	-	(753)	(753)
Stock-based compensation	41,320	1	249	-	250
Exercise of stock options and issuance of shares	272	-	-	-	-
Balance at September 30, 2023	6,820,655	$68	$28,434	$(286)	$28,216

Balance at July 1, 2022	6,728,938	$67	$27,466	$7	$27,540
Net income	-	-	-	63	63
Stock-based compensation	32,000	1	118	-	119
Balance at September 30, 2022	6,760,938	$68	$27,584	$70	$27,722

Nine months ended September 30, 2023 and 2022

	Common stock		Additional paid-in	Retained
	Shares	Par Value	Capital	Earnings	Total

Balance at January 1, 2023	6,760,938	$67	$27,712	$1,620	$29,399
Net loss	-	-	-	(1,906)	(1,906)
Stock-based compensation	41,320	1	646	-	647
Exercise of stock options and issuance of shares	18,397	-	76	-	76
Balance at September 30, 2023	6,820,655	$68	$28,434	$(286)	$28,216

Balance at January 1, 2022	6,723,438	$67	$27,277	$1,843	$29,187
Net loss	-	-	-	(1,773)	(1,773)
Stock-based compensation	37,500	1	307	-	308
Balance at September 30, 2022	6,760,938	$68	$27,584	$70	$27,722

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,906)	$(1,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposition of Tantaline	162	-
Impairment charge	111	-
Stock-based compensation	647	307
Depreciation and amortization	545	538
Changes in assets and liabilities, net of effects of disposition of Tantaline:
Accounts receivable	1,163	(1,404)
Contract assets	(725)	(614)
Inventories	(1,756)	(909)
Tax receivable	-	716
Employee retention credit receivable	1,529	-
Other current assets	(46)	(66)
Accounts payable	113	363
Accrued expenses	(729)	687
Contract liabilities	816	(173)
Net cash used in operating activities	(76)	(2,328)

Cash flows from investing activities:
Net cash used in connection with disposition of Tantaline	(312)	-
Deposits from purchaser of MesoScribe assets	597	-
Purchases of property and equipment	(308)	(638)
Capitalized patents costs	-	(53)
Net proceeds from sale of assets	-	10
Net cash used in investing activities	(23)	(681)

Cash flows from financing activities
Proceeds from exercise of stock options	76	-
Payments of long-term debt	(57)	(1,766)
Net cash provided by (used in) financing activities	19	(1,766)

Net decrease in cash and cash equivalents	(80)	(4,775)

Cash and cash equivalents at beginning of period	14,365	16,651

Cash and cash equivalents at end of period	$14,285	$11,876

Supplemental disclosure of cash flow information:

Income taxes paid	$11	$1
Interest paid	$18	$8
Non-cash investing and financing activities:
Loan obtained for new equipment	$-	$432

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that can be expected for the year ending December 31, 2023.

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

Liquidity

At September 30, 2023, the Company had $14.3 million in cash and cash equivalents. The Company anticipates that the existing cash and cash equivalents balance together with potential future income from operations, collections of existing accounts receivable, revenue from its existing backlog of products as of this filing date, the sale of inventory on hand, deposits and down payments against significant orders will be adequate to meet its working capital and capital equipment requirements, and its anticipated cash needs over the next 12 months from the date of issuance of the accompanying Form 10-Q.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

In accordance with FASB ASC 606 - Revenue from Contracts with Customers (“ASC 606”), the Company records revenue in an amount that reflects the consideration to which the Company expects to be entitled in exchange for goods or services promised to its customers. Under ASC 606, the Company follows a five-step model to: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price for the contract; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue using one of the following two methods:

Over time

The Company designs, manufactures and sells custom chemical vapor deposition, thermal process equipment and other equipment through contractual agreements. These system sales require the Company to deliver functioning equipment that is generally completed within two to eighteen months from commencement of order acceptance. For systems sales that meet the criteria to recognize revenue over time, the Company recognizes revenue over time by using an input method based on costs incurred as it depicts the Company’s progress toward satisfaction of the performance obligation. For system sales that do not meet the criteria to recognize revenue over time based on the contract provisions, the Company recognize revenue based on point in time.

Under the over time method, revenue arising from fixed price contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. Incurred costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies, tools, repairs and depreciation costs. Contract material costs are included in incurred costs when the project materials have been purchased or moved to work in process, and installed, as required by the project’s engineering design. Cost based input methods of revenue recognition require the Company to make estimates of costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the costs to complete the projects, including materials, labor and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known and can be reasonably estimated. There were no material impairment losses recognized on contract assets during the three and nine months ended September 30, 2023 and 2022.

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

Point in time

For non-system sales of products and services, revenue is recognized at the point in time when control of the promised products or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products or services (the transaction price). A performance obligation is a promise in a contract to transfer a distinct product or service to a customer and is the unit of account under ASC 606, “Revenue from Contracts with Customers.”

For any system equipment sales where the equipment would have an alternative use or where the contract provisions of the contract preclude the use of over time revenue recognition, revenue is recognized at the point in time when control of the equipment is transferred to the customer. For the three and nine months ended September 30, 2023 and 2022, all system equipment sales were recorded over time by using an input method. There was one system equipment contract in 2023 where the revenue was to be recognized at the point in time when the equipment is transferred to the customer. This contract was modified during the three months ended September 30, 2023 such that the revenue under this contract will now be recognized over time using an input method based on the revised contract provisions and the fact that the equipment does not have an alternative use. Revenues for the three months ended September 30, 2023 includes $0.8 million of revenue that was deferred as of June 30, 2023 and recognized on the date of the contract modification.

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

Recent Accounting Standards

In June 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326), which require that financial assets measured at amortized cost be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected. The income statement reflects the measurement of credit losses for newly recognized financial assets, as well as the increase or decrease of expected credit losses that have taken place during the period. The measurement of expected credit losses is based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. On November 15, 2019, the FASB delayed the effective date for smaller reporting companies. The amendments in this update are effective for fiscal years beginning after December 15, 2022 and interim periods within those annual periods. The adoption of the ASU 2016-3 as of January 1, 2023 did not have a material impact on the Company’s financial position.

The Company believes there is no additional new accounting guidance adopted, but not yet effective that is relevant to the readers of its financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

NOTE 3: CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

The Company had cash and cash equivalents of $14.3 million and $14.4 million at September 30, 2023 and December 31, 2022, respectively. The Company invests excess cash in U.S. treasury bills, certificates of deposit or deposit accounts, all with maturities of less than three months. Cash equivalents consisting of U.S. treasury bills were $13.4 million and $11.7 million at September 30, 2023 and December 31, 2022, respectively.

NOTE 3: CONCENTRATION OF CREDIT RISK (continued)

The Company places most of its temporary cash investments in the United States with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at September 30, 2023 and December 31, 2022 was $0.8 million and $1.5 million, respectively. The Company’s cash balance at its Tantaline subsidiary based in Denmark exceeded the government guarantee limit by approximately $0.5 million at December 31, 2022.

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

Accounts receivable are presented net of an allowance for doubtful accounts of approximately $36,000 at both September 30, 2023 and December 31, 2022. The allowance is based on prior experience and management’s evaluation of future economic conditions. Measurement of credit losses requires consideration of historical loss experience, including the need to adjust for changing business conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Future changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial condition.

At September 30, 2023, the accounts receivable balance included amounts from three customers that totaled 53.6% of total accounts receivable and at December 31, 2022, the accounts receivable balance included amounts from two customers that totaled 66% of total accounts receivable.

Sales concentration

Revenue from a single customer in any one period can exceed 10% of our total revenues. During the three months ended September 30, 2023, two customers represented 40.3% and 10.3% of revenues, respectively, and during the nine months ended September 30, 2023, three customers represented 16.7%, 13.9% and 11.7% of revenues, respectively.

During the three months ended September 30, 2022, one customer represented 44.6% of revenues, and during the nine months ended September 30, 2022, one customer represented 28.6% of revenues.

NOTE 4: REVENUE RECOGNITION

The following table represents a disaggregation of revenue for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30, 2023
	Over time	Point in time	Total
Energy	$970	$136	$1,106
Aerospace	2,511	371	2,882
Industrial	695	739	1,434
Research	504	308	812
Total	$4,680	$1,554	$6,234

	Three months ended September 30, 2022
	Over time	Point in time	Total
Energy	$3,791	$25	$3,816
Aerospace	-	154	154
Industrial	1,653	1,153	2,806
Research	827	516	1,343
Total	$6,271	$1,848	$8,119

	Nine months ended September 30, 2023
	Over time	Point in time	Total
Energy	$4,246	$189	$4,435
Aerospace	2,774	1,226	4,000
Industrial	5,450	1,866	7,316
Research	2,960	1,287	4,247
Total	$15,430	$4,568	$19,998

	Nine months ended September 30, 2022
	Over time	Point in time	Total
Energy	$6,714	$49	$6,763
Aerospace	-	1,375	1,375
Industrial	4,099	3,197	7,296
Research	1,832	1,313	3,145
Total	$12,645	$5,934	$18,579

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

The Company has unrecognized contract revenue of approximately $15.5 million at September 30, 2023, which it expects to substantially recognize as revenue within the next twelve months based on over time revenue recognition. The Company also has orders of approximately $1.1 million for contracts that it expects to recognize with the next twelve months based on point in time revenue recognition.

Judgment is required to evaluate assumptions including the amount of net contract revenues and the total estimated costs to determine our progress towards contract completion and to calculate the corresponding amount of revenue to recognize.

Changes in estimates for sales of systems may occur for a variety of reasons, including but not limited to (i) build accelerations or delays, (ii) product cost forecast changes, (iii) cost related change orders or add-ons, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect on the Company’s condensed consolidated statements of operations.

Contract assets and liabilities

Contract assets and contract liabilities on input method type contracts in progress are summarized as follows as of September 30, 2023 (in thousands):

Costs incurred on contracts in progress	$16,762
Estimated earnings	11,756
28,518
Billings to date	(30,163)
(1,645)
Deferred revenue related to non-system contracts	(318)
$(1,963)
Included in accompanying condensed consolidated balance sheet as of September 30, 2023 under the following captions (in thousands):
Contract assets	$2,895
Contract liabilities	$(4,858)

NOTE 4: REVENUE RECOGNITION (continued)

Of the contract liability balances at December 31, 2022 and 2021 of $4.0 million and $1.7 million, respectively, $3.7 million and $1.6 million was recognized as revenue during the nine months ended September 30, 2023 and 2022, respectively.

NOTE 5: INVENTORIES, NET

Inventories consist of:

	September 30, 2023	December 31, 2022

Raw materials	$2,883	$2,165
Work-in-process	580	373
Finished goods	827	-
Total	$4,290	$2,538

NOTE 6: LONG-TERM DEBT

In September 2022, the Company entered into a loan agreement to fund the acquisition of machinery. The loan amount of $0.4 million, is payable in 60 equal monthly installments of $8,352 and secured by equipment. The interest rate is 6%.

NOTE 7: EARNINGS PER SHARE

The calculation of basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Basic weighted average common shares outstanding	6,789,487	6,736,764	6,787,415	6,730,263
Dilutive effect of options and unvested restricted stock	-	3,928	-	-
Diluted weighted average shares outstanding	6,789,487	6,740,692	6,787,415	6,730,263

At September 30, 2023, stock options to purchase 873,875 shares of common stock were outstanding and 349,375 were exercisable. At September 30, 2022, stock options to purchase 678,000 shares of common stock were outstanding and 290,500 were exercisable.

Except for the three months ended September 30, 2022, all stock options were excluded in the computation of diluted earnings per share because their effect was antidilutive.

NOTE 8: STOCK-BASED COMPENSATION EXPENSE

The Company recorded stock-based compensation for the three and nine months ended September 30, 2023 and 2022, respectively, that were included in the following line items in our condensed consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Cost of revenue	$22	$9	$82	$26
Research and development	47	16	113	43
Selling	30	8	72	18
General and administrative	150	86	380	220

Total	$249	$119	$647	$307

Stock-based compensation expense in three-month periods ended September 30, 2023 and 2022 included approximately $44,783 and $40,000, respectively, related to restricted stock awards that directors are entitled to receive pursuant to the Director Compensation plan. Stock-based compensation expense in both nine-month periods ended September 30, 2023 and 2022 included approximately $0.1 million related to restricted stock awards that directors are entitled to receive pursuant to the Director Compensation plan. Under this plan each of the independent directors is entitled to an Annual Equity Retainer in the amount of $40,000, to be granted on the date of the Company’s annual meeting of shareholders or upon appointment to the board of directors and vest quarterly over the following year.

The following table summarizes restricted stock awards through September 30, 2023:

		Weighted
	Restricted	Average
	Awards	Exercise
	(in shares)	Price
Unvested restricted stock awards at January 1, 2023	-	$-
Granted	29,660	6.57
Exercised	(6,699)	6.68
Forfeited	-	-
Unvested restricted stock awards at September 30, 2023	22,961	6.53

For the nine months ended September 30, 2023, the Company granted 254,000 stock options, vesting 25% per year over four years, with a ten-year life. The Company determined the weighted average fair value of stock options granted was $9.27 and is based upon weighted average assumptions below.

Stock price	$14.02
Exercise price	$14.02
Dividend yield	0%
Expected volatility	72%
Risk-free interest rate	3.39%
Expected life (in years)	6.00

NOTE 8: STOCK-BASED COMPENSATION EXPENSE (continued)

The following table summarizes stock options awards through September 30, 2023:

		Weighted
	Stock Option	Average
	Awards	Exercise
	(in shares)	Price
Outstanding at January 1, 2023	673,000	$5.70
Granted	254,000	14.02
Exercised	(20,625)	4.18
Forfeited	(32,500)	6.57
Outstanding at September 30, 2023	873,875	8.12

The following table summarizes information about the outstanding and exercisable options at September 30, 2023 by ranges of exercise prices:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
Exercise	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price Range	Outstanding	Contractual	Price	Value	Exercisable	Price	Value
$4.00-7.00	487,375	8.1	$4.56	$1,020,173	209,375	$4.49	$451,941
$7.01-10.00	20,000	4.6	$8.07	$-	20,000	$8.07	$-
$10.01-13.00	130,000	4.3	$11.51	$-	120,000	$10.52	$-
$13.01-16.00	236,500	9.5	$14.11	$-	-	-	$-

As of September 30, 2023, there was $2.7 million of unrecognized compensation costs related to stock options expected to be recognized over a weighted average period of 2.9 years.

NOTE 9: INCOME TAXES

As of September 30, 2023 and December 31, 2022, the Company has provided a full valuation allowance against its net deferred tax assets. This was based on management’s assessment, including the last four years of operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. Management continues to evaluate for potential utilization of the Company’s net deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections of future operating results.

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

Elimination entries included in the “Eliminations” column represent intersegment revenues and cost of revenues that are eliminated in consolidation. Intersegment sales by the SDC segment to the CVD Equipment segment for the three months ended September 30, 2023 and 2022 were $0.2 million and $72,000, respectively, and $0.6 million and $0.5 million for the nine months ended September 30, 2023 and 2022, respectively. Intersegment sales by the CVD Equipment segment to the SDC segment for the three months and nine months ended September 30, 2023 were $39,000 and $0.1 million, respectively. There were no intersegment sales by the CVD Equipment segment to the SDC segment in 2022.

NOTE 10: SEGMENT REPORTING (continued)

The following table presents certain information regarding the Company’s segments as of and for the three months ended September 30, 2023 and 2022 (in thousands):

2023
	CVD Equipment	SDC	CVD Materials	Eliminations	Corporate	Consolidated
Assets	$32,915	$4,237	$177	$(102)	$-	$37,227

Revenue	$4,795	$1,572	$90	$(223)	$-	$6,234
Operating (loss) income	(323)	436	(35)	(76)	(992)	(990)
Pretax (loss) income	(262)	434	(31)	(76)	(818)	(753)
Depreciation and amortization	$137	$12	$4	$-	$-	$153
Purchase of property, plant & equipment	$83	$-	$-	$-	$-	$83

2022
	CVD Equipment	SDC	CVD Materials	Eliminations	Corporate	Consolidated
Assets	$22,415	$8,800	$2,345	$42	$-	$33,602

Revenue	$5,718	$1,663	$809	$(71)	$-	$8,119
Operating (loss) income	(32)	448	365	-	(659)	122
Pretax (loss) income	(27)	448	257	-	(615)	63
Depreciation and amortization	$107	$12	$17	$-	$-	$136
Purchase of property, plant & equipment **	$610	$-	$-	$-	$-	$610

**	Includes $0.4 million of purchased equipment financed with a loan.

NOTE 10: SEGMENT REPORTING (continued)

The following table presents certain information regarding the Company’s segments as of and for the nine months ended September 30, 2023 and 2022 (in thousands):

2023
	CVD Equipment	SDC	CVD Materials		Eliminations	Corporate	Consolidated

Revenue	$13,774	$5,679	$1,099		$(554)	$-	$19,998
Operating (loss) income	(581)	1,430	(178	)*	(104)	(2,977)	(2,410)
Pretax (loss) income	(518)	1,430	(126	)*	(104)	(2,577)	(1,895)
Depreciation and amortization	$404	$36	$105		$-	$-	$545
Purchase of property, plant & equipment	$298	$10	$-		$-	$-	$308

2022
	CVD Equipment	SDC	CVD Materials	Eliminations	Corporate	Consolidated

Revenue	$12,324	$4,669	$2,083	$(497)	$-	$18,579
Operating (loss) income	(1,391)	1,117	642	-	(1,970)	(1,602)
Pretax (loss) income	(1,380)	1,117	394	-	(1,903)	(1,772)
Depreciation and amortization	$439	$37	$62	$-	$-	$538
Purchase of property, plant & equipment **	$1,038	$2	$30	$-	$-	$1,070

*	Includes loss on sale of Tantaline of $0.2 million and an impairment charge related to MesoScribe fixed assets of $0.1 million.

**	Includes $0.4 million of purchased equipment financed with a loan.

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

Including the loss on disposition of $0.2 million, the revenues and net income of Tantaline were $0.5 million and $0.1 million, respectively, for the nine months ended September 30, 2023. The total assets and total liabilities of the Tantaline subsidiary were $1.1 million and $0.1 million as of December 31, 2022.

MesoScribe Subsidiary

On August 8, 2023, the Company entered into a Purchase and License Agreement (the “Agreement”) with a third-party. Pursuant to the Agreement, the Company will sell certain proprietary assets relating to its plasma spray technology and material deposition system and grant a non-exclusive license to use certain of the Company’s related intellectual property as more fully described in the Agreement, for an aggregate purchase price of $0.9 million. The purchase price is payable in several installments and contingent upon certain performance metrics and other milestones.

The Company will continue to fulfill remaining orders for MesoScribe products through the end of 2024 at which time it plans to cease the remaining operations of MesoScribe and dispose of any remaining equipment. During the three and nine months ended September 30, 2023, the Company recorded an impairment charge of none and $0.1 million, respectively, for certain equipment of MesoScribe based on its decision to cease the operations of MesoScribe upon fulfillment of remaining orders. There were no impairment charges recorded in 2022.

During the three months ended September 30, 2023, the Company received payments under the Agreement in the amount of $0.6 million which has been reflected as “deposits from purchaser” in the accompanying condensed consolidated balance sheet. The Company expects to be completed during the next three months with the shipment of the equipment to the purchaser.

The revenues and net loss of MesoScribe were $90,000 and ($30,000) for the three months ended September 30, 2023. The revenue and net income were $0.6 million and $49,000 respectively, for the nine months ended September 30, 2023, including the impairment charge of $0.1 million.

NOTE 11: CVD MATERIALS – TANTALINE AND MESOCRIBE SUBSIDIAIRES (continued)

The total assets and total liabilities of the MesoScribe subsidiary were $0.2 million and $0.7 million, respectively, as of September 30, 2023 and $0.9 million and $0.1 million, respectively, as of December 31, 2022.

NOTE 12: RISKS AND UNCERTAINTIES

The Company currently operates in a challenging economic environment as the global economy continues to confront the impacts from the pandemic, geopolitical conflicts, inflationary pressures and adverse supply chain disruptions. The specific impacts on the Company have included:

Significant geopolitical developments across Europe and Asia (including the war in Ukraine) have and may continue to restrict the Company’s ability to procure raw materials and components such as nickel, graphite and integrated circuits, as well as impact the Company’s ability to sell its products into China, Russia and other Eastern European and Asian regions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements, as there can be no assurance that the plans, intentions or expectations upon which they are based will occur. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various factors and are derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

●	competition in our existing and potential future product lines of business, including our PVT150 / PVT 200 systems;

●	our ability to attract and retain key personnel and employees;

●	our ability to obtain financing on acceptable terms if and when needed;

●

uncertainty as to our ability to develop new products for the high power electronics market including our plan to launch a PVT200 system to grow silicon carbide crystals for 200mm wafers and our plan to develop epitaxy equipment for silicon carbide wafers;

●	uncertainty as to our future growth and profitability; and

●	uncertainty as to our ability to adequately obtain raw materials and components for production from foreign markets in light of geopolitical developments and due to supply chain disruptions.

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

Business Update

Our core strategy is to focus on growth market applications in end-user markets related to the “electrification of everything” and aerospace. The phrase “electrification of everything” refers to the shift from fossil fuels to the use of electricity to power devices, buildings, electric vehicles or EVs, and many other applications. With respect to aerospace, our systems are being used by our customers to produce ceramic matrix composite materials or CMCs that could be used in next generation jet engines with the objective of reducing jet fuel consumption and contributing to the decarbonization of that industry.

During 2021 and 2022, we received the 30 initial orders for our PVT150 system that is used by our customer to grow silicon carbide crystals. These crystals are then further processed into silicon carbide wafers by our customer. Integrated circuits and devices based on silicon carbide have been shown to reduce energy consumption in EVs and reduce the need for additional cooling elements. We also launched our marketing campaign for the PVT150 system to the broader customer market in the first quarter of 2023 as we seek orders from other potential customers.

We have been engaged in discussions with several potential customers. There were no PVT150 system orders received in the first nine months of 2023. The uncertainty as to the receipt and timing of orders for our PVT product line contributes to the overall quarter to quarter fluctuation in such orders.

During 2022, we completed the production of a PowderCoat 1100 system for a customer that grows silicon nanowires onto powders used in silicon-graphite anodes that has the objective of increasing EV battery performance while lowering cost.

During 2022 and 2023, we received orders from a major aerospace company for the production of chemical vapor infiltration systems to be used to manufacture CMCs. In prior years, we had sold tow-coating systems to manufacture CMCs to another major jet engine manufacturer and have an installed base of such systems at that customer.

During the nine months ended September 30, 2023, new order bookings approximated $19.9 million, representing a decrease of approximately $4.1 million or 17.1% as compared to bookings of $24.0 million in the nine months ended September 30, 2022. CVD Equipment segment’s orders in the first nine months of 2023 reflected demand in two of our three strategic markets. Aerospace orders were approximately $10.6 million consisting of multiple systems orders that expect to ship over the next 12 months. Order bookings in 2023 included a battery nanomaterial production system of approximately $1.8 million that is expected to be completed in 2023.

Our backlog decreased from $17.8 million at December 31, 2022 to $16.6 million at September 30, 2023 as orders were less than revenues by approximately $0.1 million. In addition, the backlog was reduced by $0.5 million related to the sale of Tantaline and $0.6 million related to the planned wind down of MesoScribe.

Historically, our orders have fluctuated based on end user market conditions, adoption of our new products, acceptance of our products and our customers’ ability to raise capital financing. The order rate as well as other factors in our manufacturing process ultimately impacts the timing of revenue recognition whether accounted for over time or at a point in time. In addition, any system revenue that will be recognized based on point in time will result in fluctuations as revenue is recognized at the point in time when control of the promised products or services is transferred to our customers.

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

Results of Operations

Three Months Ended September 30, 2023 and 2022

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 and the period-over-period dollar and percentage changes for those line items (in thousands, except percentages).

	Three months ended September 30
	2023	2022	Change	Percent
Revenue	$6,234	$8,119	$(1,885)	(23.2)%

Cost of revenue	4,636	5,699	(1,063)	(18.7)%

Gross profit	1,598	2,420	(822)	(34.0)%
Gross profit percentage	25.6%	29.8%

Operating expenses:
Research and development	704	518	186	35.9%
Selling	434	290	144	49.7%
General and administrative	1,450	1,490	(40)	(2.7)%

Total operating expenses	2,588	2,298	290	12.6%

Operating income (loss)	(990)	122	(1,112)	*

Other income (expense):
Interest income	173	43	130	*
Interest expense	(6)	-	(6)	*
Foreign exchange income (expense)	-	(107)	107	*
Other income	70	5	65	*
Total other income (expense), net	237	(59)	296	*
Income (loss) before income taxes	(753)	63	(816)	*

Income tax expense	-	-	-	*

Net income (loss)	$(753)	$63	$(816)	*
* Not meaningful

Revenue (net of intersegment sales)
CVD Equipment	$4,756	$5,718	$(962)	(16.8)%
SDC	1,388	1,592	(204)	(12.8)%
CVD Materials	90	809	(719)	(88.9)%

Total	$6,234	$8,119	$(1,885)	(23.2)%

Revenue

Our revenue for the three months ended September 30, 2023 was $6.2 million compared to $8.1 million for the three months ended September 30, 2022, a decrease of 23.2%.

The decrease in our revenue versus the prior year period was primarily attributable to lower revenue of $1.0 million from the CVD Equipment segment related to lower equipment revenue, a $0.2 million decrease in revenue from our SDC segment and a $0.7 million decrease from the CVD Materials segment. The decrease in revenue in the period was principally the result of lower PVT150 system revenues at CVD Equipment partially offset by an increase in aerospace revenues in the CVD Equipment segment and lower revenues in the CVD Materials segment due to the sale of our Tantaline subsidiary and the wind down of our MesoScribe subsidiary. One customer represented 40.3% of our revenue for the three months ended September 30, 2023 and this customer is expected to continue to represent a significant portion of our revenue through June 30, 2024.

There were certain customer contracts in 2023 where the revenue was to be recognized at the point in time when the equipment is transferred to the customer based on contract terms. These contracts were modified during the three months ended September 30, 2023 such that the revenue under these contracts is now being recognized over time using the input method. Company and CVD Equipment segment revenues for the three months ended September 30, 2023 include $0.8 million of revenue that was deferred as of June 30, 2023 and recognized on the date of the contract modification.

Our order backlog at September 30, 2023 was approximately $16.6 million as compared to $17.8 million at December 31, 2022. Our backlog at September 30, 2023 consists of $15.5 million related to remaining performance obligations of contracts in progress and not yet started, and $1.1 million represents non-system orders received from customers. Historically, our revenues and orders have fluctuated based on changes in order rate as well as other factors in our manufacturing process that impacts the timing of revenue recognition. In addition, any system revenue that will be recognized based on point in time will result in fluctuations in revenue recognized at the point in time when control of the promised products or services is transferred to our customers. Accordingly, orders received from customers and revenue recognized may fluctuate from quarter to quarter.

Revenue contributed by the CVD Equipment segment for the three months ended September 30, 2023 of $4.8 million represented 76.3% of overall revenue as compared to $5.7 million or 70.4% of overall revenue for the three months ended September 30, 2022. The decrease in revenues of $1.0 million or 16.8% resulted principally from less PVT150 system revenues in the current quarter as compared to the prior year quarter that was offset by an increase in aerospace revenues.

Revenue contributed by the SDC segment for the three months ended September 30, 2023 of $1.4 million represented 22.3% of overall revenue as compared to $1.6 million or 19.6% ended September 30, 2022. Revenue for our SDC segment decreased $0.2 million or 12.8% due to lower bookings as compared to the prior year. The demand and related bookings for SDC’s products are subject to fluctuation depending on changes in market demand.

Revenue contributed by the CVD Materials segment for the three months ended September 30, 2023 of $90,000 represented 1.4% of our overall revenue as compared to $0.8 million or 9.7% of overall revenue for the three months ended September 30, 2022. The decline was principally due to the sale of our Tantaline subsidiary in May 2023 and the wind down of MesoScribe’s operations.

Gross Profit

Gross profit for the three months ended September 30, 2023 was $1.6 million, with a gross profit margin of 25.6%, compared to a gross profit of $2.4 million and a gross profit margin of 29.8% for the three months ended September 30, 2022. The decrease in gross profit of $0.8 million was primarily due to changes in contract mix, increases in certain component costs and higher compensation costs and lower gross profit due to the sale of our Tantaline subsidiary and the wind down of MesoScribe’s operations.

Research and Development

For the three months ended September 30, 2023, research and development expenses were $0.7 million, or 11.3% of revenue as compared to $0.5 million, or 6.4% for the three months ended September 30, 2022. The increase in 2023 was the result of increased personnel and employee related costs to develop new products for key growth markets partially offset by a decrease in bonus expenses.

General engineering support and expenses related to the development of more standardized products and value-added development of existing products are reflected as part of research and development expense. General engineering support and expenses are charged to costs of goods sold when work is performed directly on a customer order.

Selling

Selling expenses were $0.4 million or 7.0% of the revenue for the three months ended September 30, 2023 as compared to $0.3 million or 3.6% for the three months ended September 30, 2022. The increase in 2023 was primarily the result of increased personnel and employee-related costs and an increase in trade shows as well as other marketing expenses to support increased marketing efforts. New personnel included a director of marketing and a sales director dedicated to the silicon carbide market.

General and Administrative

General and administrative expenses for the three months ended September 30, 2023 were $1.5 million or 23.3% of revenue compared to $1.5 million or 18.4% of revenue for the three months ended September 30, 2022. Increase in professional fees were offset by lower compensation costs. In addition, the prior period included a severance charge of $0.1 million.

Other Income (Expense), Net

Other income (expense), net was $0.2 million for the three months ended September 30, 2023 as compared to other income (expense), net of ($59,000) for the three months ended September 30, 2022. The change was principally due to an increase in interest income due to higher interest rates and increased amounts invested in U.S. treasury bills, additional amounts received for employee retention credits and a reduction in the foreign exchange loss.

Income Taxes

Our provision for income taxes consists solely of state income taxes. Our deferred tax asset has been fully reserved.

Nine Months Ended September 30, 2023 versus September 30, 2022

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations for the nine months ended September 30, 2023 and 2022 and the period-over-period dollar and percentage changes for those line items (in thousands, except percentages).

	Nine months ended September 30
	2023	2022	Change	Percent
Revenue	$19,998	$18,579	$1,419	7.6%

Cost of revenue	14,579	13,952	627	4.5%

Gross profit	5,419	4,627	792	17.1%
Gross profit percentage	27.1%	24.9%

Operating expenses:
Research and development	1,865	1,397	468	33.5%
Selling	1,281	895	386	43.1%
General and administrative	4,410	3,937	473	12.0%
Loss on disposition of Tantaline	162	-	162	*
Impairment charge	111	-	111	*

Total operating expenses	7,829	6,229	1,600	25.7%

Operating loss	(2,410)	(1,602)	(808)	(50.4)%

Other income (expense):
Interest income	400	74	326	*
Interest expense	(18)	(5)	(13)	*
Foreign exchange income (expense)	42	(250)	292	*
Other income	91	11	80	*

Total other income (expense), net	515	(170)	685	*

Loss before income taxes	(1,895)	(1,772)	(123)	(6.9)%

Income tax expense	11	1	10	*

Net loss	$(1,906)	$(1,773)	$(133)	(7.5)%
* Not meaningful

Revenue (net of intersegment sales)
CVD Equipment	$13,670	$12,324	$1,346	10.9%
SDC	5,229	4,172	1,057	25.3%
CVD Materials	1,099	2,083	(984)	(47.2)%

Total	$19,998	$18,579	$1,419	7.6%

Revenue

Our revenue for the nine months ended September 30, 2023 was $20.0 million compared to $18.6 million for the nine months ended September 30, 2022, an increase of 7.6%.

The increase in revenue versus the prior year period was primarily attributable to increased revenue of $1.3 million from the CVD Equipment segment related to equipment sales and spare parts, a $1.1 million increase in revenue from our SDC segment and a $1.0 million decrease from the CVD Materials segment. The increase in revenue in the period was principally the result higher aerospace revenues in the CVD Equipment segment, higher revenues in our SDC segment due to increased orders, and lower revenues in the CVD Materials segment due to the sale of the Tantaline subsidiary and the wind down of our MesoScribe subsidiary.

Revenue contributed by the CVD Equipment segment for the nine months ended September 30, 2023 of $13.7 million represented 68.4% of overall revenue as compared to $12.3 million or 66.3% of overall revenue for the nine months ended September 30, 2022. The increase in revenues of $1.3 million or 10.9% represents increase in equipment orders in our aerospace, industrial and research markets offset by lower PVT150 system revenues.

Revenue related to PVT150 systems sold to one customer represented 15.9% of our total revenues and 23.1% of CVD Equipment segment revenues during the nine months ended September 30, 2023. We recognized revenue on this contract as we construct the equipment for our customer.

Revenue contributed by the SDC segment for the nine months ended September 30, 2023 of $5.2 million represented 26.1% of overall revenue as compared to $4.2 million or 22.5% of overall revenue for the nine months ended September 30, 2022. Revenue for our SDC segment increased $1.1 million or 25.3% due to increased orders and strong demand for the SDC’s gas and chemical delivery system products as compared to the prior year. The demand and related bookings for SDC’s products are subject to fluctuation depending on market demand.

Revenue contributed by the CVD Materials segment for the nine months ended September 30, 2023 of $1.1 million represented 5.5% of our overall revenue as compared to $2.1 million or 11.2% of overall revenue for the nine months ended September 30, 2022. The decrease in revenue was principally due to the sale of Tantaline in May 2023 and the wind down of our MesoScribe subsidiary.

Gross Profit

Gross profit for the nine months ended September 30, 2023 was $5.4 million, with a gross profit margin of 27.1%, compared to a gross profit of $4.6 million and a gross profit margin of 24.9% for the nine months ended September 30, 2022. The increase in gross profit of $0.8 million was primarily the result of leveraging fixed costs on higher sales levels and an improved contract mix offset by certain component cost increases and higher compensation costs and lower gross profit due to the sale of our Tantaline subsidiary and the wind down of MesoScribe’s operations.

Research and Development

For the nine months ended September 30, 2023, research and development expenses were $1.9 million, or 9.3% of revenue as compared to $1.4 million, or 7.5% for the nine months ended September 30, 2022. The increase in 2023 was the result of increased personnel and employee-related costs to develop new products for key growth markets offset by lower bonus expense.

General engineering support and expenses related to the development of more standardized products and value-added development of existing products are reflected as part of research and development expense. General engineering support and expenses are charged to costs of goods sold when work is performed directly on a customer order.

Selling

Selling expenses were $1.3 million or 6.4% of the revenue for the nine months ended September 30, 2023 as compared to $0.9 million or 4.8% for the nine months ended September 30, 2022. The increase in 2023 was the result of increased personnel and employee-related costs and an increase in trade shows and other marketing expenses to support increased marketing efforts.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2023 were $4.4 million or 22.1% of revenue compared to $3.9 million or 21.2% of revenue for the nine months ended September 30, 2022, an increase of $0.5 million. The increase in expenses was principally due to increases in personnel and employee-related costs of $0.5 million to support the growth of our business, higher professional fees of $0.3 million partially offset by lower consulting expenses of $0.1 million. In addition, the prior period included a severance charge of $0.1 million.

Loss on disposition of Tantaline

This item represents the net loss on the sale of our Tantaline subsidiary including professional fees.

Impairment Charge

This item represents the loss on the impairment of certain assets of MesoScribe based on the decision to wind down its operations.

Other Income (Expense), Net

Other income, net was $0.5 million for the nine months ended September 30, 2023 as compared to other (expense), net of ($0.2 million) for the nine months ended September 30, 2022. The change was principally due to an increase in interest income due to higher interest rates and increased amounts invested in U.S. treasury bills, additional amounts received for employee retention credits and a reduction in the foreign exchange loss.

Income Taxes

Our provision for income taxes consists solely of state income taxes. Our deferred tax asset has been fully reserved.

Liquidity and Capital Resources

As of September 30, 2023, aggregate working capital was $16.2 million as compared to aggregate working capital of $15.5 million at December 31, 2022. Cash and cash equivalents at September 30, 2023 and December 31, 2022 were $14.3 million and $14.4 million, respectively.

Net cash used in operating activities for the nine months ended September 30, 2023 was $0.1 million. This decrease was principally due to a net loss of $1.9 million, increases in contract assets of $0.7 million, increase in inventories of $1.8 million, decrease in accrued expenses of $0.7 million (primarily due to payment of 2022 bonus) offset by a decrease in accounts receivable of $1.2 million, collection of employee retention credit receivable of $1.5 million, an increase in contract liabilities of $0.8 million and non-cash items of $1.5 million. The increase in inventory was related to the production of PVT150 systems in anticipation of potential future orders.

Capital expenditures for the nine months ended September 30, 2023 were $0.3 million related to purchases of manufacturing equipment and building improvements. The disposition of Tantaline resulted in a cash outflow of $0.3 million based on the terms of the agreement. We received $0.6 million of deposits from the purchaser of certain MesoScribe equipment as described below.

Cash flows from financing activities for the nine months ended September 30, 2023 included $0.1 million of proceeds from the exercise of employee stock options.

On August 4, 2023, we entered into a Purchase and License Agreement (the “Agreement”) with the third-party. Pursuant to the Agreement, we will sell certain proprietary assets relating to its plasma spray technology and material deposition system and grant a non-exclusive license to use certain of our related intellectual property as more fully described in the Agreement, for an aggregate purchase price of $0.9 million. The purchase price is payable in several installments and contingent upon certain performance metrics and other milestones.

During the three months ended September 30, 2023, we received payments under the Agreement in the amount of $0.6 million which is reflected as deposits from purchaser in the accompanying condensed consolidated balance sheet as of September 30, 2023. We expect the transaction to be completed during the next three months with the shipment of the equipment to the purchaser.

We expect to continue to fulfill remaining backorders for MesoScribe products through the end of 2024 at which time it plans to cease the remaining operations of MesoScribe and dispose of any remaining equipment.

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

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our critical estimates include accounting for certain items such as revenues on long-term contracts recognized on the input method, and the recoverable value of our long-lived assets.

We consider the following significant accounting policies to be critical because of their complexity and the high degree of judgment involved in maintaining them.

Revenue Recognition

We design, manufacture, and sell custom chemical vapor deposition equipment through contractual agreements. These system sales require us to deliver functioning equipment that is generally completed within two to eighteen months from commencement of order acceptance. For systems sales that meet the criteria to recognize revenue over time, we recognize revenue over time by using an input method based on costs incurred as it depicts our progress toward satisfaction of the performance obligation. Under this method, revenue arising from fixed price contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. For system sales that to not meet the criteria to recognize revenue over time based on the contract provisions, we recognize revenue based on point in time.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 13d-15(e) under the Exchange Act of 1934, as amended, (the “Exchange Act”)). As required by Rule 13a-15(b) under the Exchange Act, our management, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on that review and evaluation, our Chief Executive Officer and Chief Financial Officer, along with others in our management, have determined that as of the end of the period covered by this Quarterly Report on Form 10-Q the disclosure controls and procedures were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosures.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated November 14, 2023

31.2*	Certification of Richard Catalano, Chief Financial Officer, dated November 14, 2023

32.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated November 14, 2023, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Richard Catalano, Chief Financial Officer, dated November 14, 2023, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Inline XBRL Instance.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL**	Inline XBRL Taxonomy Extension Calculation.

101.DEF**	Inline XBRL Taxonomy Extension Definition.

101.LAB**	Inline XBRL Taxonomy Extension Labels.

101.PRE**	Inline XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November 2023.

CVD EQUIPMENT CORPORATION

By:	/s/ Emmanuel Lakios
Emmanuel Lakios
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Catalano
Richard Catalano
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

