Form 10-Q
period 2024-03-31
CVD EQUIPMENT CORP
filed 2024-05-13
CIK 766792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,824,511 shares of Common Stock, $0.01 par value at May 10, 2024.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$11,893	$14,025
Accounts receivable, net of allowance for credit losses	2,971	1,906
Contract assets	2,689	1,604
Inventories	4,925	4,454
Other current assets	858	852
Total current assets	23,336	22,841

Property, plant and equipment, net	12,089	12,166
Other assets	18	18
Total assets	$35,443	$35,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,798	$1,203
Accrued expenses	1,690	1,765
Current maturities of long-term debt	83	81
Deposit from purchaser of MesoScribe assets-Note 11	597	597
Contract liabilities	6,030	4,908
Total current liabilities	10,198	8,554

Long-term debt, net of current portion	247	268

Total liabilities	10,445	8,822

Contingencies – Note 12

Stockholders’ equity:
Common stock - $0.01 par value – 20,000,000 shares authorized; 6,824,511 issued and outstanding at March 31, 2024 and December 31, 2023	68	68
Additional paid-in capital	28,962	28,695
Accumulated deficit	(4,032)	(2,560)
Total stockholders’ equity	24,998	26,203

Total liabilities and stockholders’ equity	$35,443	$35,025

 The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$4,922	$8,695
Cost of revenue	4,063	6,261

Gross profit	859	2,434

Operating expenses:
Research and development	746	602
Selling	419	419
General and administrative	1,317	1,600

Total operating expenses	2,482	2,621

Operating loss	(1,623)	(187)

Other income (expense):
Interest income	157	120
Interest expense	(6)	(6)
Foreign exchange income	-	27
Other income	-	8

Total other income, net	151	149

Loss before income taxes	(1,472)	(38)

Income tax expense	-	2

Net loss	$(1,472)	$(40)

Loss per common share - basic	$(0.22)	$(0.01)
Loss per common share - diluted	$(0.22)	$(0.01)

Weighted average common shares outstanding:
Basic	6,809,283	6,773,285
Diluted	6,809,283	6,773,285

 The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

Three months ended March 31, 2024 and 2023

				(Accumulated
	Common stock		Additional paid-in	Deficit) Retained
	Shares	Par Value	Capital	Earnings	Total

Balance at January 1, 2024	6,824,511	$68	$28,695	$(2,560)	$26,203
Net loss	-	-	-	(1,472)	(1,472)
Stock-based compensation	-	-	267	-	267
Balance at March 31, 2024	6,824,511	$68	$28,962	$(4,032)	$24,998

Balance at January 1, 2023	6,760,938	$67	$27,712	$1,620	$29,399
Net loss	-	-	-	(40)	(40)
Stock-based compensation	-	-	135	-	135
Exercise of stock options and issuance of shares	17,500	-	73	-	73
Balance at March 31, 2023	6,778,438	$67	$27,920	$1,580	$29,567

 The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,472)	$(40)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	267	135
Depreciation and amortization	153	166
Changes in assets and liabilities:
Accounts receivable	(1,065)	1,420
Contract assets	(1,085)	(1,537)
Inventories	(471)	(262)
Other current assets	(28)	119
Accounts payable	611	(25)
Accrued expenses	(75)	(467)
Contract liabilities	1,122	(2,781)
Net cash used in operating activities	(2,043)	(3,272)

Cash flows from investing activities:
Purchases of property and equipment	(70)	(146)
Net cash used in investing activities	(70)	(146)

Cash flows from financing activities:
Repayments of long-term debt	(19)	(19)
Proceeds from exercise of stock options	-	73
Net cash (used in) provided by financing activities	(19)	54

Net decrease in cash and cash equivalents	(2,132)	(3,364)

Cash and cash equivalents at beginning of period	14,025	14,365

Cash and cash equivalents at end of period	$11,893	$11,001

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$8
Interest paid	$6	$6

 The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1:

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that can be expected for the year ending December 31, 2024.

The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements at such date, as filed on Form 10-K with the SEC on March 28, 2024, but does not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with that report.

All material intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on net loss. .

Liquidity

At March 31, 2024, the Company had $11.9 million in cash and cash equivalents. The Company anticipates that the existing cash and cash equivalents balance together with potential future income from operations, collections of existing accounts receivable, revenue from its existing backlog of products as of this filing date, the sale of inventory on hand, deposits and down payments against significant orders will be adequate to meet its working capital and capital equipment requirements, and its anticipated cash needs over the next 12 months from the date of issuance of these condensed consolidated financial statements..

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Under the over time method, revenue arising from fixed price contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. Incurred costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies, tools, repairs and depreciation costs. Contract material costs are included in incurred costs when the project materials have been purchased or moved to work-in-process, and installed, as required by the project’s engineering design. Cost based input methods of revenue recognition require the Company to make estimates of costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the costs to complete the projects, including materials, labor and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known and can be reasonably estimated. There were no material impairment losses recognized on contract assets during the three months ended March 31, 2024 and 2023.

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

For any system equipment sales where the equipment would have an alternative use or where the contract provisions of the contract preclude the use of over time revenue recognition, revenue is recognized at the point in time when control of the equipment is transferred to the customer. For the three months ended March 31, 2024 and 2023, all system equipment sales were recorded over time by using an input method.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public business entities to disclose additional information in specified categories with respect to the reconciliation of the effective tax rate to the statutory rate for federal, state, and foreign income taxes. It also requires greater detail about individual reconciling items in the rate reconciliation to the extent the impact of those items exceeds a specified threshold. In addition to new disclosures associated with the rate reconciliation, the ASU requires information pertaining to taxes paid (net of refunds received) to be disaggregated for federal, state, and foreign taxes and further disaggregated for specific jurisdictions to the extent the related amounts exceed a quantitative threshold. The ASU also describes items that need to be disaggregated based on their nature, which is determined by reference to the item’s fundamental or essential characteristics, such as the transaction or event that triggered the establishment of the reconciling item and the activity with which the reconciling item is associated. The ASU eliminates the historic requirement that entities disclose information concerning unrecognized tax benefits having a reasonable possibility of significantly increasing or decreasing in the 12 months following the reporting date. This ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU should be applied on a prospective basis; however, retrospective application is permitted. We are currently evaluating the impact that ASU 2023 – 09 may have on our consolidated financial statements.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segments,” which aims to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Currently, Topic 280 requires that a public entity disclose certain information about its reportable segments. For example, a public entity is required to report a measure of segment profit or loss that the CODM uses to assess segment performance and make decisions about allocating resources. Topic 280 also requires other specified segment items and amounts, such as depreciation, amortization, and depletion expense, to be disclosed under certain circumstances. The amendments in this ASU do not change or remove those disclosure requirements and do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact that ASU 2023 – 07 may have on our consolidated financial statements.

The Company believes there is no additional new accounting guidance adopted, but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

NOTE 3: CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

The Company had cash and cash equivalents of $11.9 million and $14.0 million at March 31, 2024 and December 31, 2023, respectively. The Company invests excess cash in U.S. treasury bills, certificates of deposit or deposit accounts, all with maturities of less than three months. Cash equivalents were $11.1 million and $12.1 million at March 31, 2024 and December 31, 2023, respectively.

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at March 31, 2024 and December 31, 2023 was $0.3 million and $1.5 million, respectively.

NOTE 3: CONCENTRATION OF CREDIT RISK (continued)

Accounts receivable

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

Accounts receivable is presented net of an allowance for credit losses of $36,000 as of both March 31, 2024 and December 31, 2023. The allowance is based on prior experience and management’s evaluation of future economic conditions. Measurement of credit losses requires consideration of historical loss experience, including the need to adjust for changing business conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Future changes to the estimated allowance for doubtful accounts could be material to our results of operations and financial condition.

At March 31, 2024, the accounts receivable balance included an amount from one customer that totaled 67.2% of total accounts receivable. As of December 31, 2023, the accounts receivable balance includes amounts from three customers that represented 37.6%, 13.0% and 12.8% of total accounts receivable.

Sales concentration

Revenue from a single customer in any one period can exceed 10% of our total revenues. During the three months ended March 31, 2024, two customers exceeded 10% of revenues, representing 29.6% and 13.1% of revenues, and during the three months ended March 31, 2023, three customers exceeded 10%, representing 28.3%, 15.9% and 10.6% of revenues.

NOTE 4: REVENUE RECOGNITION

The following table represents a disaggregation of revenue for the three months ended March 31, 2024 and 2023 (in thousands):

	Three months ended March 31, 2024

	Over time	Point in time	Total
Energy	$-	$18	$18
Aerospace	1,802	332	2,134
Industrial	1,259	483	1,742
Research	861	167	1,028
Total	$3,922	$1,000	$4,922

	Three months ended March 31, 2023

	Over time	Point in time	Total
Energy	$2,516	$14	$2,530
Aerospace	264	251	515
Industrial	3,670	213	3,883
Research	1,272	495	1,767
Total	$7,722	$973	$8,695

The energy market includes customers involved in the manufacture of silicon carbide wafers and batteries. Aerospace market includes customers that manufacture aircraft engines. Industrial end market consists of various end customers in diverse industries. The research market principally represents customers that are universities and other research institutions.

The Company has unrecognized contract revenue of approximately $24.8 million at March 31, 2024, which it expects to substantially recognize as revenue within the next eighteen months.

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

NOTE 4: REVENUE RECOGNITION (continued)

Contract assets and liabilities

Contract assets and contract liabilities on input method type contracts in progress are summarized as follows as of March 31, 2024 (in thousands):

Costs incurred on contracts in progress	$10,024
Estimated earnings	4,582
$14,606
Billings to date	(17,649)
(3,043)
Deferred revenue related to non-system contracts and a system contract to be recognized at point in time	(298)
$(3,341)
Included in accompanying condensed consolidated balance sheets under the following captions (in thousands):
Contract assets	$2,689
Contract liabilities	$6,030

Of the contract liability balances at December 31, 2023 and 2022 of $4.6 million and $4.1 million, respectively, $1.3 million and $2.9 million was recognized as revenue during the three months ended March 31, 2024 and 2023, respectively.

NOTE 5: INVENTORIES, NET

Inventories consist of:
	March 31, 2024	December 31, 2023

Raw materials	$2,507	$2,351
Work-in-process	1,563	1,248
Finished goods	855	855
Total	$4,925	$4,454

NOTE 6: LONG-TERM DEBT

In September 2022, the Company entered into a loan agreement to fund the acquisition of machinery. The loan amount of $432,000, is payable in 60 equal monthly installments of $8,352 and secured by equipment. The interest rate is 6%.

NOTE 7: EARNINGS PER SHARE

The calculation of basic and diluted weighted average common shares outstanding for the three months ended March 31, 2024 and 2023 is as follows:

	Three months ended March 31,
	2024	2023

Basic weighted average common shares outstanding	6,809,283	6,773,285
Effect of potentially dilutive share-based awards	-	-
Diluted weighted average shares outstanding	6,809,283	6,773,285

At March 31, 2024, stock options to purchase 841,875 shares of common stock were outstanding and 395,625 were exercisable. At March 31, 2023, stock options to purchase 899,500 shares of common stock were outstanding and 252,375 were exercisable.

For the three months ended March 31, 2024 and 2023, 841,875 and 899,500 of stock options, respectively, were not included in the computation of diluted earnings per share because their effect was antidilutive.

NOTE 8: STOCK-BASED COMPENSATION EXPENSE

The Company recorded stock-based compensation for the three months ended March 31, 2024 and 2023, respectively, that were included in the following line items in our condensed consolidated statements of operations (in thousands):

	Three months ended March 31,
	2024	2023

Cost of revenue	$38	$19
Research and development	47	20
Selling	27	11
General and administrative	155	85

Total	$267	$135

NOTE 8: STOCK-BASED COMPENSATION EXPENSE (continued)

Stock-based compensation expense included $50,000 and $40,000 for the three months ended March 31, 2024 and 2023, respectively, related to restricted stock awards that directors elected to receive pursuant to the Director Compensation plan. Under this plan, each of the five independent directors is entitled to an Annual Equity Retainer in the amount of $40,000, to be granted on the date of the Company’s annual meeting of shareholders.

For the three months ended March 31, 2024, the Company granted 5,000 stock options, vesting 25% per year over four years, with a ten-year life. The Company determined the weighted average fair value of stock options granted was $3.30 and is based upon weighted average assumptions below.

Stock price	$4.75
Exercise price	$4.75
Dividend yield	0%
Expected volatility	77%
Risk-free interest rate	4.12%
Expected life (in years)	6.00

The following table summarizes stock options awards for the three months ended March 31, 2024:

		Weighted
	Stock Option	Average
	Awards	Exercise
	(in shares)	Price
Outstanding at January 1, 2024	846,875	$8.20
Granted	5,000	4.75
Forfeited	(10,000)	8.01

Outstanding at March 31, 2024	841,875	8.18

The following table summarizes information about the outstanding and exercisable options at March 31, 2024 by ranges of exercise prices:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
Exercise	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price Range	Outstanding	Contractual	Price	Value	Exercisable	Price	Value
$4.00-7.00	462,125	7.6	$4.55	$144,275	194,750	$4.48	$68,931
$7.01-10.00	20,000	4.1	$8.07	$-	20,000	$8.07	$-
$10.01-13.00	130,000	3.4	$10.62	$-	122,500	$10.55	$-
$13.01-16.00	229,750	9.0	$14.11	$-	58,375	$14.11	$-

NOTE 8: STOCK-BASED COMPENSATION EXPENSE (continued)

As of March 31, 2024, there was $2.2 million of unrecognized compensation costs related to stock options expected to be recognized over a weighted average period of 2.0 years.

NOTE 9: INCOME TAXES

As of March 31, 2024 and December 31, 2023, the Company has provided a full valuation allowance against its net deferred tax assets. This was based on management’s assessment, including operating losses in recent years, that it is more likely than not that the net deferred tax assets may not be realized in the future. Management continues to evaluate for potential utilization of the Company’s net deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections of future operating results.

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

The Company’s corporate administration activities are reported in the “Corporate” column. These activities primarily include expenses related to certain corporate officers and support staff, expenses related to the Company’s Board of Directors, stock option expense for options and shares of restricted stock granted to corporate administration employees and board members, certain consulting expenses, investor and shareholder relations activities, and all of the Company’s legal, auditing and professional fees.

Elimination entries included in the “Eliminations” column represent intersegment revenues and cost of revenues that are eliminated in consolidation. Intersegment sales for the three months ended March 31, 2024 and 2023 by the SDC segment to the CVD Equipment segment were $15,000 and $129,000, respectively.

NOTE 10: SEGMENT REPORTING (continued)

The following table presents certain information regarding the Company’s segments as of and for the three months ended March 31, 2024 and 2023 (in thousands):

2024
	CVD Equipment	SDC	CVD Materials	Eliminations	Corporate	Consolidated
Assets	$31,412	$3,882	$183	$(34)	$-	$35,443

Revenue	$2,947	$1,931	$59	$(15)	$-	$4,922
Operating (loss) income	(1,405)	632	(25)	-	(825)	(1,623)
Pretax (loss) income	(1,411)	632	(25)	-	(668)	(1,472)
Depreciation and amortization	$141	$12	$-	$-	$-	$153
Purchase of property, plant & equipment	$76	$-	$-	$-	$-	$76

2023
	CVD Equipment	SDC	CVD Materials	Eliminations	Corporate	Consolidated
Assets	$28,509	$4,467	$1,783	$25	$-	$34,784

Revenue	$5,845	$2,312	$667	$(129)	$-	$8,695
Operating (loss) income	(95)	631	81	-	(804)	(187)
Pretax (loss) income	(93)	631	108	-	(684)	(38)
Depreciation and amortization	$131	$12	$23	$-	$-	$166
Purchase of property, plant & equipment	$136	$10	$-	$-	$-	$146

NOTE 11: MESOSCRIBE SUBSIDIARY

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

The Company received payments under the Agreement in the amount of $0.6 million which has been reflected as “deposit from purchaser” in the accompanying consolidated balance sheet as of March 31, 2024 and December 31, 2023. The Company expects the transaction to be completed in 2024 with the acceptance of the equipment by the purchaser.

The revenues and net loss of MesoScribe were $59,000 and ($25,000) for the three months ended March 31, 2024.

The total assets and total liabilities of the MesoScribe subsidiary were $0.2 million and $0.7 million, respectively, as of March 31, 2024 and $0.2 million and $0.7 million, respectively, as of December 31, 2023.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements, as there can be no assurance that the plans, intentions or expectations upon which they are based will occur. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various factors and are derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

●	uncertainty as to our future profitability;

●	competition in our existing and potential future product lines of business, including our PVT150 / PVT200 systems;

●	uncertainty as to our ability to develop new products for the high power electronics market including our plan to develop a PVT200 to grow silicon carbide crystals for 200 mm wafers;

●	our ability to obtain financing on acceptable terms if and when needed;

●	our ability to attract and retain key personnel and employees; and

●	uncertainty as to our ability to adequately obtain raw materials and on commercially reasonable terms.

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

During the three months ended March 31, 2024:

●	Revenue declined by $3.8 million or 43.4% as the first quarter of 2023 benefited from a large PVT150 order.

●	Gross margin declined by $1.6 million or 64.7% due to lower gross profit margins on contracts in progress and overall lower revenues as compared to the prior period quarter.

●	Total bookings for the first quarter of 2024 were approximately $13.6 million compared to bookings of $2.9 million in the first quarter of 2023.

●	Bookings in 2024 included a $10.0 million multisystem order from an industrial customer that will be used to deposit a silicon carbide protective coating on OEM components.

●	During the first quarter of 2024, we received an order from an additional customer for our new PVT200 system that will be used to grow silicon carbide crystals for the manufacture of 200 mm wafers.

●	Increased our backlog from $18.4 million at December 31, 2023 to $27.1 million.

●	Cash balance at March 31, 2024 was $11.9 million.

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

Our current strategy yielded multisystem orders of PVT150 equipment that was delivered to one company that manufactures silicon carbide wafers in 2023 and 2022.

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

We have generally gained new customers through our industry reputation, as well as limited print advertising and trade show attendance. We have increased the number of trade shows and industry conferences. In addition, we added to our sales and marketing team in 2022 and expanded our sales team in early 2023.

During the three months ended March 31, 2024, new order bookings approximated $13.6 million, representing an increase of $10.7 million as compared to bookings of $2.9 million in three months ended March 31, 2023. Our backlog increased from $18.4 million at December 31, 2023 to $27.1 million at March 31, 2024 as revenues were in excess of orders by approximately $8.7 million.

Historically, our orders have fluctuated based on end user market conditions, adoption of our new products and acceptance of our products. The order rate as well as other factors in our manufacturing process ultimately impacts the timing of revenue recognition, whether accounted for over time or at a point in time. Accordingly, orders received from customers and the corresponding revenue recognized may fluctuate from quarter to quarter. The sales cycle for our equipment is typically six months, but can range up to twelve to eighteen months, depending on the application and product stage of the equipment. The order cycle to manufacture and test a system also will vary from six to eighteen months for our CVD Equipment segment and two to twelve months for our SDC segment, depending on system complexity and magnitude of the system.

Results of Operations

Three Months Ended March 31, 2024 and 2023

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 and the period-over-period dollar and percentage changes for those line items (in thousands, except percentages).

	March 31
	2024	2023	Change	Percent
Revenue	$4,922	$8,695	$(3,773)	(43)%

Cost of revenue	4,063	6,261	(2,198)	(35)%

Gross profit	859	2,434	(1,575)	(65)%
Gross profit percentage	17.5%	28.0%

Operating expenses:
Research and development	746	602	144	24%
Selling	419	419	-	0%
General and administrative	1,317	1,600	(283)	(18)%

Total operating expenses	2,482	2,621	(139)	(5)%

Operating loss	(1,623)	(187)	(1,438)	(769)%

Other income (expense):
Interest income	157	120	37	31%
Interest expense	(6)	(6)	-	-
Foreign exchange income	-	27	(27)	*
Other income	-	8	(8)	*
Total other income, net	151	149	2	1%

Loss before income taxes	(1,472)	(38)	(1,434)	*

Income tax expense	-	2	2	*

Net loss	$(1,472)	$(40)	$(1,432)	*
Revenue
CVD Equipment	$2,947	$5,845	$(2,898)	(50)%
SDC	1,931	2,312	(381)	(16)%
CVD Materials	59	667	(608)	(91)%
Intersegment sales elimination	(15)	(129)	114	*
Total	$4,922	$8,695	$(3,773)	(43)%

* Not meaningful

Revenue

Our revenue for the three months ended March 31, 2024 was $4.9 million compared to $8.7 million for the three months ended March 31, 2023, a decrease of 43%.

The decrease in revenue versus the prior year period was primarily attributable to lower revenue of $2.9 million from the CVD Equipment segment, a $0.3 million decrease in revenue from our SDC segment and a $0.6 million decrease from the CVD Materials segment due to the disposition of Tantaline in May 2023 and the wind down of MesoScribe’s operations. The decrease in CVD Equipment revenue in the period was principally the result of the recognition of revenue associated with our PVT150 systems in the prior period as compared to no such revenue in the current period. Revenue related to PVT150 systems sold to one customer for the three months ended March 31, 2023 represented 28.3% of our total revenues and 42.2% of CVD Equipment segment revenues. Revenue from one aerospace customer for the three months ended March 31, 2024 represented 29.6% of our total revenues and 49.5% of CVD Equipment segment revenues.

The revenue contributed by the CVD Equipment segment for the three months ended March 31, 2024 of $2.9 million represented 60% of overall revenue as compared to $5.8 million or 67% of overall revenue for the three months ended March 31, 2023. The decrease in revenues of $2.9 million or 50% resulted principally due to a contract for PVT150 systems which was completed in 2023.

The revenue contributed by the SDC segment for the three months ended March 31, 2024 of $1.9 million represented 40% of overall revenue as compared to $2.2 million or 25% of overall revenue for the three months ended March 31, 2023. Revenue for our SDC segment decreased by $0.3 million or 12% due to lower orders of SDC’s gas and chemical delivery system products as compared to the prior period.

The revenue contributed by the CVD Materials segment for the three months ended March 31, 2024 of $59,000 represented 1% of our overall revenue as compared to $0.7 million or 8% of overall revenue for the three months ended March 31, 2023. The decrease of $0.6 million was principally due to the disposition of Tantaline in May 2023 and the wind down of MesoScribe’s operations.

Our order backlog at March 31, 2024 was approximately $27.1 million as compared to December 31, 2023 of $18.4 million. Our backlog at March 31, 2024 consists of approximately $24.8 million related to remaining performance obligations of contracts in progress and not yet started that will be recognized over time with the balance of approximately $2.3 million representing other orders received from customers. Historically, our revenues and orders have fluctuated based on changes in order rate as well as other factors in our manufacturing process that impact the timing of revenue recognition. Accordingly, orders received from customers and revenue recognized may fluctuate from quarter to quarter.

Gross Profit

Gross profit for the three months ended March 31, 2024 was $0.9 million, with a gross profit margin of 17.5%, compared to a gross profit of $2.4 million and a gross profit margin of 28.0% for the three months ended March 31, 2023. The decrease in gross profit of $1.6 million was primarily the result of lower gross profit margins on contracts in progress during the current period as compared to the first quarter of 2023 which benefited from contracts with higher gross margins. In addition, lower CVD Equipment segment revenues reduced the Company’s ability to spread its fixed costs.

Research and Development

For the three months ended March 31, 2024, research and development expenses were $0.7 million, or 15.2% of revenue as compared to $0.6 million, or 6.9% for the three months ended March 31, 2023. The increase in 2024 was the result of less amounts charged to cost of goods sold as a result of lower revenues offset by reductions in personnel costs.

General engineering support and expenses related to the development of more standardized products and value-added development of existing products are reflected as part of research and development expense. General engineering support and expenses are charged to costs of goods sold when work is performed directly on a customer order.

Selling

Selling expenses were $0.4 million or 8.5% of the revenue for the three months ended March 31, 2024 as compared to $0.4 million or 4.8% for the three months ended March 31, 2023. Increase in marketing costs were offset by lower personnel costs.

General and Administrative

General and administrative expenses for the three months ended March 31, 2024 were $1.3 million or 26.8% of revenue compared to $1.6 million or 18.4% of revenue for the three months ended March 31, 2023, a decrease of $0.3 million. The decrease in expenses was principally due to lower personnel costs of $0.2 million due to a reduction of bonus accruals.

Other Income, Net

Other income, net was $151,000 for the three months ended March 31, 2024 as compared to other income, net of $149,000 for the three months ended March 31, 2023. Other income consists principally of interest earned on amounts invested in U.S. treasury securities.

Income Taxes

We continue to evaluate the potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, by reviewing our economic models, including projections of future operating results.

Liquidity and Capital Resources

As of March 31, 2024, aggregate working capital was $13.1 million as compared to aggregate working capital of $14.3 million at December 31, 2023. Cash and cash equivalents at March 31, 2024 and December 31, 2023 were $11.9 million and $14.0 million, respectively.

Net cash used in operating activities for the three months ended March 31, 2024 was $2.0 million. This decrease was principally due to the net loss of $1.5 million, increase in contract assets of $1.1 million, increase in accounts receivable of $1.1 million, increase in inventories of $0.5 million, offset by an increase in contract liabilities of $1.1 million and non-cash items of $0.4 million.

Net cash used in investing activities for the three months ended March 31, 2024 consisted of capital expenditures of $70,000 related to purchases of equipment, building improvements and software.

Net cash used in financing activities for the three months ended March 31, 2024 consisted of repayments of an equipment loan.

We believe that our cash and cash equivalent positions and our projected cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months .from the filing of these condensed consolidated financial statements included in this Form 10-Q. We will continue to assess our operations and take actions anticipated to maintain our operating cash to support the working capital needs.

Critical Accounting Estimates

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

We believe that of our significant accounting policies, which are described in the notes to the consolidated financial statements, the following accounting policies involve a greater degree of judgments, estimates and assumptions and are considered critical accounting estimates.

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

Inventory Valuation

Inventories (raw materials, work-in-process and finished goods) are valued at the lower of cost (determined on the first-in, first-out method) or net realizable value. Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its estimated net realizable value if less than cost. The Company evaluates usage requirements by analyzing historical usage, anticipated demand, alternative uses of materials, and other qualitative factors. Unanticipated changes in demand for the Company’s products may require a write down of inventory, which would be reflected in cost of sales in the period the revision is made. Any such charge could be material to our results of operations and financial condition.

Long-Lived Assets

Long-lived assets consist primarily of property, plant and equipment. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists pursuant to the requirements of ASC 360-10-35, “Impairment or Disposal of Long-Lived Assets.” If the asset is determined to be impaired, the impairment loss is measured on the excess of it carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value. In the future, if we determine that our long-lived assets are impaired, we would be required to recognize a charge in our financial statements at the time of such determination. Any such charge could be material to our results of operations and financial condition.

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

There have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated May 13, 2024

31.2*	Certification of Richard Catalano, Chief Financial Officer, dated May 13, 2024

32.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated May 13, 2024, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Richard Catalano, Chief Financial Officer, dated May 13, 2024, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Inline XBRL Instance.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL**	Inline XBRL Taxonomy Extension Calculation.

101.DEF**	Inline XBRL Taxonomy Extension Definition.

101.LAB**	Inline XBRL Taxonomy Extension Labels.

101.PRE**	Inline XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 133h day of May 2024.

CVD EQUIPMENT CORPORATION

By:	/s/ Emmanuel Lakios
Emmanuel Lakios
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Catalano
Richard Catalano
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

