Form 10-Q
period 2024-06-30
CVD EQUIPMENT CORP
filed 2024-08-13
CIK 766792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,881,838 shares of Common Stock, $0.01 par value at August 13, 2024.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$10,031	$14,025
Accounts receivable, net of allowance for credit losses	4,951	1,906
Contract assets	1,554	1,604
Inventories	4,658	4,454
Other current assets	592	852
Total current assets	21,786	22,841

Property, plant and equipment, net	12,041	12,166
Other assets	18	18
Total assets	$33,845	$35,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,601	$1,203
Accrued expenses	1,736	1,765
Current maturities of long-term debt	84	81
Contract liabilities	5,098	4,908
Deposit from purchaser of MesoScribe assets-Note 11	597	597
Total current liabilities	9,116	8,554

Long-term debt, net of current portion	225	268

Total liabilities	9,341	8,822

Stockholders’ equity:
Common stock - $0.01 par value – 20,000,000 shares authorized; issued and outstanding 6,825,338 at June 30, 2024 and 6,824,511 at December 31, 2023	68	68
Additional paid-in capital	29,229	28,695
Accumulated deficit	(4,793)	(2,560)
Total stockholders’ equity	24,504	26,203

Total liabilities and stockholders’ equity	$33,845	$35,025

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share and share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$6,345	$5,069	$11,267	$13,764
Cost of revenue	4,736	3,681	8,799	9,943

Gross profit	1,609	1,388	2,468	3,821

Operating expenses
Research and development	665	559	1,410	1,161
Selling and shipping	426	428	845	847
General and administrative	1,416	1,360	2,739	2,960
Loss on disposition of Tantaline	-	162	-	162
Impairment charge	-	111	-	111

Total operating expenses	2,507	2,620	4,994	5,241

Operating loss	(898)	(1,232)	(2,526)	(1,420)

Other income (expense):
Interest income	145	107	302	227
Interest expense	(4)	(6)	(10)	(12)
Foreign exchange income	-	15	-	43
Other income (expense)	(4)	13	1	20
Total other income, net	137	129	293	278

Loss before income tax	(761)	(1,103)	(2,233)	(1,142)

Income tax expense	-	10	-	11

Net loss	$(761)	$(1,113)	$(2,233)	$(1,153)

Loss per common share - basic	$(0.11)	$(0.16)	$(0.33)	$(0.17)
Loss per common share - diluted	$(0.11)	$(0.16)	$(0.33)	$(0.17)

Weighted average common shares
Basic	6,816,956	6,778,754	6,813,127	6,776,035
Diluted	6,816,956	6,778,754	6,813,127	6,776,035

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

Three months ended June 30, 2024 and 2023

	Common stock		Additional paid-in	(Accumulated Deficit) Retained
	Shares	Par Value	Capital	Earnings	Total

Balance at April 1, 2024	6,824,511	$68	$28,962	$(4,032)	$24,998
Net loss	-	-	-	(761)	(761)
Stock-based compensation	827	-	267	-	267
Balance at June 30, 2024	6,825,338	$68	$29,229	$(4,793)	$24,504

Balance at April 1, 2023	6,778,438	$67	$27,920	$1,580	$29,567
Net loss	-	-	-	(1,113)	(1,113)
Stock-based compensation	-	-	262	-	262
Exercise of stock options and issuance of shares	625	-	3	-	3
Balance at June 30, 2023	6,779,063	$67	$28,185	$467	$28,719

Six months ended June 30, 2024 and 2023

	Common stock		Additional paid-in	(Accumulated Deficit) Retained
	Shares	Par Value	Capital	Earnings	Total

Balance at January 1, 2024	6,824,511	$68	$28,695	$(2,560)	$26,203
Net loss	-	-	-	(2,233)	(2,233)
Stock-based compensation	827	-	534	-	534
Balance at June 30, 2024	6,825,338	$68	$29,229	$(4,793)	$24,504

Balance at January 1, 2023	6,760,938	$67	$27,712	$1,620	$29,399
Net loss	-	-	-	(1,153)	(1,153)
Stock-based compensation	-	-	397	-	397
Exercise of stock options and issuance of shares	18,125	-	76	-	76
Balance at June 30, 2023	6,779,063	$67	$28,185	$467	$28,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,233)	$(1,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	534	397
Depreciation and amortization	307	392
Loss on disposition of Tantaline	-	162
Impairment charge	-	111
Changes in assets and liabilities, net of effects of disposition of Tantaline:
Accounts receivable	(3,045)	1,592
Contract assets	50	(781)
Inventories	(204)	(1,616)
Other current assets	260	231
Accounts payable	398	(57)
Accrued expenses	(29)	(770)
Contract liabilities	190	659
Net cash used in operating activities	(3,772)	(833)

Cash flows from investing activities:
Purchases of property and equipment	(182)	(225)
Net cash used in connection with disposition of Tantaline	-	(312)
Net cash used in investing activities	(182)	(537)

Cash flows from financing activities
Payments of long-term debt	(40)	(38)
Proceeds from exercise of stock options	-	76
Net cash (used in) provided by financing activities	(40)	38

Net decrease in cash and cash equivalents	(3,994)	(1,332)

Cash and cash equivalents at beginning of period	14,025	14,365

Cash and cash equivalents at end of period	$10,031	$13,033

Supplemental disclosure of cash flow information:

Income taxes paid	$3	$11
Interest paid	$10	$12

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1:

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that can be expected for the year ending December 31, 2024.

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

Liquidity

At June 30, 2024, the Company had $10.0 million in cash and cash equivalents. The Company anticipates that the existing cash and cash equivalents balance together with potential future income from operations, collections of existing accounts receivable, revenue from its existing backlog of products as of this filing date, the sale of inventory on hand, deposits and down payments against significant orders will be adequate to meet its working capital and capital equipment requirements, and its anticipated cash needs over the next 12 months from the date of issuance of these condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Over time

The Company designs, manufactures and sells custom chemical vapor deposition equipment through contractual agreements. These system sales require the Company to deliver functioning equipment that is generally completed within two to eighteen months from commencement of order acceptance. For systems sales that meet the criteria to recognize revenue over time, the Company recognizes revenue over time by using an input method based on costs incurred as it depicts the Company’s progress toward satisfaction of the performance obligation. For system sales that do not meet the criteria to recognize revenue over time based on the contract provisions, the Company recognizes revenue based on point in time as discussed below.

Under this method, revenue arising from fixed price contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. Incurred costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies, tools, repairs and depreciation costs. Contract material costs are included in incurred costs when the project materials have been purchased or moved to work in process, and installed, as required by the project’s engineering design. Cost based input methods of revenue recognition require the Company to make estimates of costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the costs to complete the projects, including materials, labor and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known and can be reasonably estimated. There were no material impairment losses recognized on contract assets during the three and six months ended June 30, 2024 and 2023.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Contract liabilities include advance payments and billings in excess of revenue recognized. The Company typically receives down payments upon receipt of orders and progress payments as the system is manufactured.

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

For any system equipment sales where the equipment would have an alternative use or where the contract provisions of the contract preclude the use of over time revenue recognition, revenue is recognized at the point in time when control of the equipment is transferred to the customer. For the three and six months ended June 30, 2024 and 2023, all system equipment sales were recorded over time by using an input method except for one system equipment contract in the second quarter of 2023 where the revenue was to be recognized at the point in time when the equipment was transferred to the customer. Subsequent to June 30, 2023, this one system equipment contract was modified such that the revenue under this contract would be recognized over time using an input method based on the revised contract provisions and the fact that the equipment does not have an alternative use.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its estimated net realizable value if less than cost. The Company evaluates usage requirements by analyzing historical usage, anticipated demand, alternative uses of materials and other qualitative factors. Unanticipated changes in demand for the Company’s products may require a write down of inventory, which would be reflected in cost of sales in the period the revision is made.

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

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update expand annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This update is effective for our annual report for fiscal year 2025, and interim periods thereafter, with early adoption permitted, and will be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. The amendments further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU is effective for our annual report for fiscal year 2026, with early adoption permitted, and should be applied either prospectively or retrospectively. We are currently evaluating the timing of adoption and impact of this ASU on our Consolidated Financial Statements and related disclosures.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company believes there is no additional new accounting guidance adopted, but not yet effective, that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

NOTE 3: CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

The Company had cash and cash equivalents of $10.0 million and $14.0 million at June 30, 2024 and December 31, 2023, respectively. The Company invests excess cash in U.S. treasury bills, certificates of deposit or deposit accounts, all with maturities of less than three months. Cash equivalents consisting of U.S. treasury bills were $9.8 million and $12.1 million at June 30, 2024 and December 31, 2023, respectively.

The Company places most of its temporary cash investments in the United States with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at June 30, 2024 and December 31, 2023 was $0.1 million and $1.5 million, respectively.

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

Accounts receivable are presented net of an allowance for credit losses of approximately $36,000 at both June 30, 2024 and December 31, 2023. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Measurement of credit losses requires consideration of historical loss experience, including the need to adjust for changing business conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Future changes to the estimated allowance for credit losses could be material to our results of operations and financial condition.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3: CONCENTRATION OF CREDIT RISK (continued)

At June 30, 2024, the accounts receivable balance included amounts from two customers that represented 35.7% and 10.5% of total accounts receivable. As of December 31, 2023, the accounts receivable balance includes amounts from three customers that represented 37.6%, 13.0% and 12.8% of total accounts receivable.

Sales concentration

Revenue from a single customer in any one period can exceed 10% of our total revenues. During the three months ended June 30, 2024, one customer exceeded 10% of revenues, representing 35.2% of revenues, and during the six months ended June 30, 2024, one customer exceeded 10%, representing 32.8% of revenues.

During the three months ended June 30, 2023, four customers exceeded 10% of revenues, representing 16.1%, 15.6%, 11.0% and 10.2% of revenues, and during the six months ended June 30, 2023, two customers exceeded 10%, representing 21.0% and 15.8% of revenues.

NOTE 4: REVENUE RECOGNITION

The following table represents a disaggregation of revenue for the three and six months ended June 30, 2024, and 2023 (in thousands):

	Three months ended June 30, 2024
	Over time	Point in time	Total
Energy	$239	$12	$251
Aerospace	2,694	179	2,873
Industrial	1,542	300	1,842
Research	1,174	205	1,379
Total	$5,649	$696	$6,345

	Three months ended June 30, 2023
	Over time	Point in time	Total
Energy	$760	$38	$798
Aerospace	-	604	604
Industrial	1,085	915	2,000
Research	1,184	483	1,667
Total	$3,029	$2,040	$5,069

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4: REVENUE RECOGNITION (continued)

	Six months ended June 30, 2024
	Over time	Point in time	Total
Energy	$239	$30	$269
Aerospace	4,496	494	4,990
Industrial	2,801	774	3,575
Research	2,035	398	2,433
Total	$9,571	$1,696	$11,267

	Six months ended June 30, 2023
	Over time	Point in time	Total
Energy	$3,276	$52	$3,328
Aerospace	264	855	1,119
Industrial	4,756	1,127	5,883
Research	2,456	978	3,434
Total	$10,752	$3,012	$13,764

The energy market includes customers involved in the manufacture of silicon carbide wafers and batteries. Aerospace market includes customers that manufacture aircraft engines. Industrial end market consists of various end customers in diverse industries. Research market principally represents customers such as universities and other research institutions.

The Company has unrecognized contract revenue of approximately $21.6 million at June 30, 2024, which it expects to substantially recognize as revenue within the next twelve months based on over time revenue recognition.

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4: REVENUE RECOGNITION (continued)

Contract assets and liabilities

Contract assets and contract liabilities on input method type contracts in progress are summarized as follows as of June 30, 2024 (in thousands):

Costs incurred on contracts in progress	$11,009
Estimated earnings	5,609
16,618
Billings to date	(19,589)
(2,971)

Deferred revenue related to non-system contracts	(573)
$(3,544)
Included in accompanying condensed consolidated balance sheet as of June 30, 2024 under the following captions (in thousands):
Contract assets	$1,554
Contract liabilities	$5,098

Of the contract liability balances at December 31, 2023 and 2022 of $4.6 million and $4.1 million, respectively, $2.7 million and $2.6 million was recognized as revenue during the six months ended June 30, 2024 and 2023, respectively.

NOTE 5: INVENTORIES

Inventories consist of:
	June 30, 2024	December 31, 2023

Raw materials	$2,231	$2,351
Work-in-process	1,612	1,248
Finished goods	815	855
Total	$4,658	$4,454

Included in our inventories (raw materials, work-in-process and finished goods) are approximately $1.8 million related to PVT 150 systems that were purchased in anticipation of future orders. In the event that such orders do not materialize, the Company would incur a charge to reduce the carrying value of such inventory to market. Such a charge may be material to the Company’s financial position and future results of operations.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 6: LONG-TERM DEBT

In September 2022, the Company entered into a loan agreement to fund the acquisition of machinery. The loan amount of $432,000, is payable in 60 equal monthly installments of $8,352 and secured by equipment. The interest rate is 6%.

NOTE 7: EARNINGS PER SHARE

The calculation of basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Basic weighted average common shares outstanding	6,816,956	6,778,754	6,813,127	6,776,035
Dilutive effect of options and unvested restricted stock	-	-	-	-
Diluted weighted average shares outstanding	6,816,956	6,778,754	6,813,127	6,776,035

At June 30, 2024, stock options to purchase 838,125 shares of common stock were outstanding and 416,875 were exercisable. At June 30, 2023, stock options to purchase 599,500 shares of common stock were outstanding and 297,500 were exercisable.

For the three and six months ended June 30, 2024 and 2023, all stock options were excluded in the computation of diluted earnings per share because their effect was antidilutive.

NOTE 8: STOCK-BASED COMPENSATION EXPENSE

The Company recorded stock-based compensation for the three and six months ended June 30, 2024 and 2023, respectively, that were included in the following line items in our condensed consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023

Cost of revenue	$38	$41	$76	$60
Research and development	47	45	94	65
Selling	27	31	54	42
General and administrative	155	145	310	230
Total	$267	$262	$534	$397

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 8: STOCK-BASED COMPENSATION EXPENSE (continued)

Stock-based compensation expense for three months ended June 30, 2024 and 2023 included $57,423 and 40,000, respectively, and for the six month periods June 30, 2024 and 2023 included $103,736 and $80,000, respectively, related to restricted stock awards that directors are entitled to receive pursuant to the Director Compensation Plan. Under this plan each of the Company’s independent directors is entitled to an Annual Equity Retainer in the amount of $40,000, to be granted on the date of the Company’s annual meeting of shareholders.

For the six months ended June 30, 2024, the Company granted 5,000 stock options, vesting 25% per year over four years, with a ten-year life. The Company determined the weighted average fair value of stock options granted was $3.30 and is based upon weighted average assumptions below.

Stock price	$4.75
Exercise price	$4.75
Dividend yield	0%
Expected volatility	77%
Risk-free interest rate	4.12%
Expected life (in years)	6.00

The following table summarizes stock options awards through June 30, 2024:

		Weighted
	Stock Option	Average
	Awards	Exercise
	(in shares)	Price

Outstanding at January 1, 2024	846,875	8.20
Granted	5,000	4.75
Forfeited	(13,750)	7.94
Outstanding at June 30, 2024	838,125	$8.18

The following table summarizes information about the outstanding and exercisable options at June 30, 2024 by ranges of exercise prices:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
Exercise		Average	Average			Average
Price	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Range	Outstanding	Contractual	Price	Value	Exercisable	Price	Value
$4.00-7.00	459,625	7.4	$4.55	$-	217,250	$4.45	$-
$7.01-10.00	20,000	3.8	$8.07	$-	20,000	$8.07	$-
$10.01-13.00	130,000	3.2	$10.62	$-	122,500	$10.55	$-
$13.01-16.00	228,500	8.7	$14.11	$-	57,125	$14.11	$-

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 8: STOCK-BASED COMPENSATION EXPENSE (continued)

As of June 30, 2024, there was $2.0 million of unrecognized compensation costs related to stock options expected to be recognized over a weighted average period of 1.8 years.

NOTE 9: INCOME TAXES

As of June 30, 2024 and December 31, 2023, the Company has provided a full valuation allowance against its net deferred tax assets. This was based on management’s assessment, including the last four years of operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. Management continues to evaluate for potential utilization of the Company’s net deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections of future operating results.

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

Elimination entries included in the “Eliminations” column represent intersegment revenues and cost of revenues that are eliminated in consolidation. Intersegment sales by the SDC segment to the CVD Equipment segment for the three months ended June 30, 2024 and 2023 were $132,000 and $138,000, respectively and $147,000 and $266,000 for the six months ended June 30, 2024 and 2023, respectively. There were no intersegment sales by the CVD Equipment segment to the SDC segment during the three and six months ended June 30, 2024. Intersegment sales by the CVD Equipment segment to the SDC segment for the three months and six months ended June 30, 2023 were $64,000.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 10: SEGMENT REPORTING (continued)

The following table presents certain information regarding the Company’s segments as of and for the three months ended June 30, 2024 and 2023 (in thousands):

2024

	CVD Equipment	SDC	CVD Materials	Eliminations	Corporate	Consolidated
Assets	$29,368	$4,310	$222	$(55)	$-	$33,845

Revenue	$4,107	$2,315	$55	$(132)	$-	$6,345
Operating (loss) income	(729)	714	(45)	(8)	(830)	(898)
Pretax (loss) income	(743)	714	(45)	(8)	(679)	(761)
Depreciation and amortization	$141	$13	$-	$-	$-	$154
Purchase of property, plant & equipment	$101	$4	$-	$-	$-	$105

2023

	CVD Equipment	SDC	CVD Materials	Eliminations	Corporate	Consolidated
Assets	$32,139	$4,189	$483	$(28)	$-	$36,783

Revenue	$3,134	$1,795	$342	$(202)	$-	$5,069
Operating (loss) income	(445)	363	*(224)	(28)	(898)	(1,232)
Pretax (loss) income	(445)	364	*(203)	(28)	(791)	(1,103)
Depreciation and amortization	$136	$12	$79	$-	$-	$227
Purchase of property, plant & equipment	$78	$-	$-	$-	$-	$78

*	Includes loss on sale of Tantaline of $0.2 million and impairment charge related to MesoScribe fixed assets of $0.1 million.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 10: SEGMENT REPORTING (continued)

The following table presents certain information regarding the Company’s segments as of and for the six months ended June 30, 2024 and 2023 (in thousands):

2024

	CVD Equipment	SDC	CVD Materials	Eliminations	Corporate	Consolidated

Revenue	$7,054	$4,246	$114	$(147)	$-	$11,267
Operating (loss) income	(2,173)	1,346	(71)	10	(1,638)	(2,526)
Pretax (loss) Income	(2,188)	1,346	(71)	10	(1,330)	(2,233)
Depreciation and amortization	$283	$24	$-	$-	$-	$307
Purchase of property, plant & equipment	$178	$4	$-	$-	$-	$182

2023

	CVD Equipment	SDC	CVD Materials		Eliminations	Corporate	Consolidated

Revenue	$8,979	$4,107	$1,009		$(331)	$-	$13,764
Operating (loss) income	(267)	994	(143	)*	(28)	(1,976)	(1,420)
Pretax (loss) Income	(265)	996	(95	)*	(28)	(1750)	(1,142)
Depreciation and amortization	$267	$24	$101		$-	$-	$392
Purchase of property, plant & equipment	$215	$10	$-		$-	$-	$225

*	Includes loss on sale of Tantaline of $0.2 million and impairment charge related to MesoScribe fixed assets of $0.1 million.

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

The Company will continue to fulfill remaining orders for MesoScribe products through the end of 2024 at which time it plans to cease the remaining operations of MesoScribe and dispose of any remaining equipment. During the three and six months ended June 30, 2023, the Company recorded an impairment charge of $0.1 million for certain equipment of MesoScribe based on its decision to cease the remaining operations by the end of 2024.

The Company received payments under the Agreement in the amount of $0.6 million which has been reflected as “deposit from purchaser” in the accompanying consolidated balance sheet as of March 31, 2024 and December 31, 2023. The Company expects the transaction to be completed in 2024 with the acceptance of the equipment by the purchaser.

The revenue and net loss were $55,000 and ($45,000), respectively, for the three months ended June 30, 2024 and $0.1 million and ($0.1) million, respectively, for the six months ended June 30, 2024.

The total assets and total liabilities of the MesoScribe subsidiary were $0.2 million and $0.7 million, respectively, as of both June 30, 2024 and December 31, 2023.

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

During the three and six months ended June 30, 2024 and 2023:

●	Revenue increased by $1.3 million or 25.2% for the second quarter as compared to the prior year period due to increases in revenues from aerospace contracts in progress and our SDC segment offset in part by lower revenues for PVT150 systems and spare parts.

●	Gross margin increased by $0.2 million or 15.9% in the second quarter as compared to the prior period quarter due to higher revenues that was offset by lower gross profit margins on contracts in progress.

●	Total bookings for the second quarter of 2024 were approximately $3.2 million as compared to $13.0 million in the prior year period.

●	Total bookings for the first half of 2024 were $16.9 million as compared to $15.8 million in the first half of 2023.

●	Bookings in 2024 included a $10.0 million multisystem order from an industrial customer that will be used to deposit a silicon carbide protective coating on OEM components.

●	Bookings in 2023 included $8.7 million of multiple systems orders from an aerospace customer and a battery nanomaterial production system of $1.8 million.

●	During the first quarter of 2024, we received an order from an additional customer for our new PVT200 system that will be used to grow silicon carbide crystals for the manufacture of 200 mm wafers.

●	Increased our backlog from $18.4 million at December 31, 2023 to $24.0 million at June 30, 2024.

●	Cash balance at June 30, 2024 was $10.0 million as compared to $14.0 million at December 31, 2023

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

Our current strategy yielded multisystem orders of PVT150 equipment in 2023 and 2022 that was delivered to one company that manufactures silicon carbide wafers. Although we continue to invest in our vision for the “electrification of everything,” we have observed lower-than-anticipated industrywide electric vehicle adoption rates which may reduce demand for silicon carbide and impact sales of our PVT systems.

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

Results of Operations

Three Months Ended June 30, 2024 and 2023

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations for the three months ended June 30, 2024 and 2023 and the period-over-period dollar and percentage changes for those line items (in thousands, except percentages).

	Three months ended June 30
	2024	2023	Change	Percent
Revenue	$6,345	$5,069	$1,276	25.2%
Cost of revenue	4,736	3,681	1,055	28.7%

Gross profit	1,609	1,388	221	15.9%
Gross profit percentage	25.4%	27.4%

Operating expenses:
Research and development	665	559	106	18.9%
Selling	426	428	(2)	0.5%
General and administrative	1,416	1,360	56	4.1%
Loss on disposition of Tantaline	-	162	(162)	*
Impairment charge	-	111	(111)	*

Total operating expenses	2,507	2,620	(113)	(4.3%)

Operating loss	(898)	(1,232)	334	27.1%

Other income (expense):
Interest income	145	107	38	35.5%
Interest expense	(4)	(6)	2	*
Foreign exchange income	-	15	(15)	*
Other income (expense)	(4)	13	(17)	*
Total other income, net	137	129	8	6.2%

Loss before income taxes	(761)	(1,103)	342	31.0%

Income tax expense	-	10	10	*

Net loss	$(761)	$(1,113)	$352	31.6%
Revenue (net of intersegment sales)
CVD Equipment	$4,107	$3,134	$973	31.0%
SDC	2,315	1,795	520	29.0%
CVD Materials	55	342	(287)	(83.9%)
Intersegment sales elimination	(132)	(202)	70	34.7%

Total	$6,345	$5,069	$1,276	25.2%

* Not meaningful

Revenue

Our revenue for the three months ended June 30, 2024 was $6.3 million compared to $5.1 million for the three months ended June 30, 2023, an increase of 25.2%.

The increase in revenue versus the prior year period was primarily attributable to higher revenue of $1.0 million from our CVD Equipment segment, a $0.5 million increase in revenue from our SDC segment, offset by a $0.3 million decrease from our CVD Materials segment. Revenue from one aerospace customer for the three months ended June 30, 2024 represented 35.2% of our total revenues and 54.3% of CVD Equipment segment revenues.

The revenue contributed by the CVD Equipment segment for the three months ended June 30, 2024 of $4.1 million represented 64.8% of overall revenue as compared to $3.1 million or 61.8% of overall revenue for the three months ended June 30, 2023. The increase in revenues of $1.0 million or 31.0%% resulted principally due to increases in revenues from aerospace contracts in progress offset in part by lower revenue for PVT150 systems and spare parts.

The revenue contributed by the SDC segment for the three months ended June 30, 2024 of $2.3 million represented 36.5% of overall revenue as compared to $1.8 million or 35.4% of overall revenue for the three months ended June 30, 2023. Revenue for our SDC segment increased by $0.5 million or 30.0% due to higher demand for SDC’s gas and chemical delivery system products as compared to the prior period.

The revenue contributed by the CVD Materials segment for the three months ended June 30, 2024 of $55,000 represented 0.9% of our overall revenue as compared to $0.3 million or 6.7% of overall revenue for the three months ended June 30, 2023. The decrease of $0.3 million or 83.9% was principally due to the disposition of Tantaline in May 2023 and the wind down of MesoScribe’s operations.

Our order backlog at June 30, 2024 was approximately $24.0 million as compared to December 31, 2023 of $18.4 million. Our backlog at June 30, 2024 consists of approximately $21.6 million related to remaining performance obligations of contracts in progress and not yet started that will be recognized over time with the balance of approximately $2.4 million representing other orders received from customers. Historically, our revenues and orders have fluctuated based on changes in order rate as well as other factors in our manufacturing process that impact the timing of revenue recognition. Accordingly, orders received from customers and revenue recognized may fluctuate from quarter to quarter.

Gross Profit

Gross profit for the three months ended June 30, 2024 was $1.6 million, with a gross profit margin of 25.4%, compared to a gross profit of $1.4 million and a gross profit margin of 27.4% for the three months ended June 30, 2023. The increase in gross profit of $0.2 million was primarily due to higher revenues that was offset by a contract mix with lower gross margins as compared to the prior period.

Research and Development

For the three months ended June 30, 2024, research and development expenses were $0.7 million, or 10.5% of revenue as compared to $0.6 million, or 11.0% for the three months ended June 30, 2023, an increase of $0.1 million or 18.9%. The increase in 2024 was due principally to a reduction of bonus accruals in the prior period quarter and a recruitment fee for a new engineer in the current quarter.

General engineering support and expenses related to the development of more standardized products and value-added development of existing products are reflected as part of research and development expense. General engineering support and expenses are charged to costs of goods sold when work is performed directly on a customer order.

Selling

Selling expenses were $0.4 million or 6.7% of the revenue for the three months ended June 30, 2024 as compared to $0.4 million or 8.4% for the three months ended June 30, 2023. There were no significant changes in selling expenses as compared to the prior period quarter.

General and Administrative

General and administrative expenses for the three months ended June 30, 2024 were $1.4 million or 22.3% of revenue compared to $1.4 million or 26.8% of revenue for the three months ended June 30, 2023, an increase of $56,000 or 5.7%. The increase in 2024 was due principally to a reduction of bonus accruals in the prior period quarter offset by increases in consulting and recruitment fees in the current quarter.

During the three months ended June 30, 2023, the Company revised its estimated bonus accrual. This resulted in an adjustment of $0.2 million to reverse a portion of the 2024 bonus that was accrued as of March 31, 2023. The impact of this reversal on general administrative expense was a reduction of $0.1 million. The impact of this reversal also resulted in reductions of expenses for cost of revenue of $41,000, research and development of $56,000 and selling expenses of $24,000 during the three months ended June 30, 2023.

Loss on Disposition of Tantaline

This item represents the net loss on the sale of our Tantaline subsidiary including professional fees in the three months ended June 30, 2023.

Impairment Charge

This item represents the loss on the impairment of certain assets of MesoScribe based on the decision at June 30, 2023 to dispose of the subsidiary.

Other Income (Expense), Net

Other income (expense), net was $0.1 million for both the three months ended June 30, 2024 and 2023. Other income is principally interest income on treasury bills.

Income Taxes

We continue to evaluate the potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, by reviewing our economic models, including projections of future operating results.

Six Months Ended June 30, 2024 versus June 30, 2023

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations for the six months ended June 30, 2024 and 2023 and the period-over-period dollar and percentage changes for those line items (in thousands, except percentages).

	Six months ended June 30
	2024	2023	Change	Percent
Revenue	$11,267	$13,764	$(2,497)	(18.1%)
Cost of revenue	8,799	9,943	(1,144)	(11.5%)

Gross profit	2,468	3,821	(1,353)	(35.4%)
Gross profit percentage	21.9%	27.8%

Operating expenses:
Research and development	1,410	1,161	249	21.4%
Selling	845	847	(2)	(0.2%)
General and administrative	2,739	2,960	(221)	(7.5%)
Loss on disposition of Tantaline	-	162	(162)	*
Impairment charge	-	111	(111)	*

Total operating expenses	4,994	5,241	(247)	(4.7%)

Operating loss	(2,526)	(1,420)	(1,106)	(77.9%)

Other income (expense):
Interest income	302	227	75	33.0%
Interest expense	(10)	(12)	2	*
Foreign exchange income	-	43	(43)	*
Other income	1	20	(19)	*
Total other income, net	293	278	15	5.4%

Loss before income taxes	(2,223)	(1,142)	(1,091)	(95.1%)

Income tax expense	-	11	(11)	*

Net loss	$(2,223)	$(1,153)	$(1,080)	(93.2)
Revenue (net of intersegment sales)
CVD Equipment	$7,054	$8,979	$(1,925)	(21.4%)
SDC	4,246	4,107	139	3.4%
CVD Materials	114	1,009	(895)	(88.7%)
Intersegment sales elimination	(147)	(331)	184	(55.6%)

Total	$11,267	$13,764	$(2,497)	(18.1%)

* Not meaningful

Revenue

Our revenue for the six months ended June 30, 2024 was $11.3 million compared to $13.8 million for the six months ended June 30, 2023, a decrease of 18.1%.

The decrease in revenue versus the prior year period was primarily attributable to lower revenues of $1.9 million from our CVD Equipment segment and $0.9 million from our CVD Materials segment, offset by a $0.1 million increase in revenue from our SDC segment,

Revenue from one aerospace customer for the six months ended June 30, 2024 represented 32.8% of our total revenues and 52.3% of CVD Equipment segment revenues.

The revenue contributed by the CVD Equipment segment for the six months ended June 30, 2024 of $7.1 million represented 62.6% of overall revenue as compared to $9.0 million or 65.2% of overall revenue for the six months ended June 30, 2023. The decrease in revenues of $1.9 million or 21.4%% resulted principally due to lower PVT150 systems and revenue from spares and parts offset by increases in revenues from aerospace contracts in progress.

The revenue contributed by the SDC segment for the six months ended June 30, 2024 of $4.2 million represented 37.7% of overall revenue as compared to $4.1 million or 29.8% of overall revenue for the six months ended June 30, 2023. Revenue for our SDC segment increased by $0.1 million or 3.4% due to slightly higher demand for SDC’s gas and chemical delivery system products as compared to the prior period.

The revenue contributed by the CVD Materials segment for the six months ended June 30, 2024 of $0.1 million represented 1.0% of our overall revenue as compared to $1.0 million or 7.3% of overall revenue for the six months ended June 30, 2023. The decrease of $0.9 million was principally due to the disposition of Tantaline in May 2023 and the wind down of MesoScribe’s operations.

Gross Profit

Gross profit for the six months ended June 30, 2024 was $2.5 million, with a gross profit margin of 21.9%, compared to a gross profit of $3.8 million and a gross profit margin of 27.8% for the six months ended June 30, 2023. The decrease in gross profit of $1.4 million was primarily the result of lower revenue and a contract mix with lower gross margins as compared to the prior period.

Research and Development

For the six months ended June 30, 2024, research and development expenses were $1.4 million, or 12.5% of revenue as compared to $1.2 million, or 8.4% for the six months ended June 30, 2023, an increase of $0.2 million or 21.4%. The increase in 2024 was the result of lower costs allocated to cost of revenue and a recruitment fee for a new engineer in the current year period.

General engineering support and expenses related to the development of more standardized products and value-added development of existing products are reflected as part of research and development expense. General engineering support and expenses are charged to costs of goods sold when work is performed directly on a customer order.

Selling

Selling expenses were $0.8 million or 7.5% of the revenue for the six months ended June 30, 2024 as compared to $0.8 million or 6.2% for the six months ended June 30, 2023. There were no significant changes in selling expenses as compared to the prior period.

General and Administrative

General and administrative expenses for the six months ended June 30, 2024 were $2.7 million or 24.3% of revenue compared to $3.0 million or 21.5% of revenue for the six months ended June 30, 2023, a decrease of $0.2 million. The decrease in expenses was principally due to lower salaries of $0.1 million due to sale of Tantaline, lower bonuses and commissions of $0.1 million and lower professional fees of $0.1 million, offset by higher stock-based compensation expense of $0.1 million.

Loss on disposition of Tantaline

This item represents the net loss on the sale of our Tantaline subsidiary including professional fees.

Impairment Charge

This item represents the loss on the impairment of certain assets of MesoScribe based on the decision to dispose of the subsidiary.

Other Income (Expense), Net

Other income (expense), net was $0.3 million for both six month periods ended June 30, 2024 and 2023. Other income is principally interest income on treasury bills.

Income Taxes

We continue to evaluate the potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, by reviewing our economic models, including projections of future operating results.

Liquidity and Capital Resources

As of June 30, 2024, aggregate working capital was $12.7 million as compared to aggregate working capital of $14.3 million at December 31, 2023. Cash and cash equivalents at June 30, 2024 and December 31, 2023 were $10.0 million and $14.0 million, respectively.

Net cash used in operating activities for the six months ended June 30, 2024 was $3.8 million. This decrease was principally due to the net loss of $2.2 million, an increase in accounts receivable of $3.0 million, offset by an increase in accounts payable of $0.4 million and non-cash items of $0.8 million.

Net cash used in investing activities for the three months ended June 30, 2024 consisted of capital expenditures of $0.2 million related to purchases of equipment, building improvements and software.

Net cash used in financing activities for the three months ended June 30, 2024 consisted of repayments of $40,000 for an equipment loan.

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

There exist many inherent risks and uncertainties in estimating revenues, expenses and progress toward completion, particularly on larger or longer-term contracts. Changes in estimates of the total sales, related costs, and progress toward completion on such contracts may significantly impact the estimated gross margins, or losses may need to be recognized in future periods. Any such resulting changes in margins or contract losses could be material to our results of operations and financial condition.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated August 13, 2024

31.2*	Certification of Richard Catalano, Chief Financial Officer, dated August 13, 2024

32.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated August 13, 2024, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Richard Catalano, Chief Financial Officer, dated August 13, 2024, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Inline XBRL Instance.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL**	Inline XBRL Taxonomy Extension Calculation.

101.DEF**	Inline XBRL Taxonomy Extension Definition.

101.LAB**	Inline XBRL Taxonomy Extension Labels.

101.PRE**	Inline XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of August 2024.

CVD EQUIPMENT CORPORATION

By:	/s/ Emmanuel Lakios
Emmanuel Lakios
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Catalano
Richard Catalano
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

