Form 10-Q
period 2024-09-30
CVD EQUIPMENT CORP
filed 2024-11-13
CIK 766792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2024

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

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act).

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,881,838 shares of Common Stock, $0.01 par value at November 13, 2024.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$10,005	$14,025
Accounts receivable, net of allowance for credit losses	5,124	1,906
Contract assets	1,348	1,604
Inventories	2,558	4,454
Other current assets	892	852
Total current assets	19,927	22,841

Property, plant and equipment, net	11,909	12,166
Other assets	10	18
Total assets	$31,846	$35,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,393	$1,203
Accrued expenses	1,903	1,765
Current maturities of long-term debt	85	81
Contract liabilities	3,288	4,908
Deposit from purchaser of MesoScribe assets-Note 11	-	597
Total current liabilities	6,669	8,554

Long-term debt, net of current portion	203	268

Total liabilities	6,872	8,822

Stockholders’ equity:
Common stock - $0.01 par value – 20,000,000 shares authorized; issued and outstanding 6,881,838 at September 30, 2024 and 6,824,511 at December 31, 2023	69	68
Additional paid-in capital	29,495	28,695
Accumulated deficit	(4,590)	(2,560)
Total stockholders’ equity	24,974	26,203

Total liabilities and stockholders’ equity	$31,846	$35,025

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share and share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$8,194	$6,234	$19,462	$19,998
Cost of revenue	6,359	4,636	15,158	14,579

Gross profit	1,835	1,598	4,304	5,419

Operating expenses
Research and development	644	704	2,055	1,865
Selling	423	434	1,268	1,281
General and administrative	1,316	1,450	4,057	4,410
Gain on sale of equipment-Note 11	(625)	-	(625)	-
Loss on disposition of Tantaline	-	-	-	162
Impairment charge	-	-	-	111

Total operating expenses, net	1,758	2,588	6,755	7,829

Operating income (loss)	77	(990)	(2,451)	(2,410)

Other income (expense):
Interest income	136	173	438	400
Interest expense	(5)	(6)	(14)	(18)
Foreign exchange income	-	-	-	42
Other income	-	70	2	91
Total other income, net	131	237	426	515

Income (loss) before income tax	208	(753)	(2,025)	(1,895)

Income tax expense	5	-	5	11

Net income (loss)	$203	$(753)	$(2,030)	$(1,906)

Income (loss) per common share - basic	$0.03	$(0.11)	$(0.30)	$(0.28)
Income (loss) per common share - diluted	$0.03	$(0.11)	$(0.30)	$(0.28)

Weighted average common shares
Basic	6,825,495	6,789,487	6,817,220	6,787,415
Diluted	6,834,627	6,789,487	6,817,220	6,787,415

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

Three months ended September 30, 2024 and 2023

	Common stock		Additional paid-in	(Accumulated Deficit) Retained
	Shares	Par Value	Capital	Earnings	Total

Balance at July 1, 2024	6,825,338	$68	$29,229	$(4,793)	$24,504
Net income	-	-	-	203	203
Stock-based compensation	56,500	1	266	-	267
Balance at September 30, 2024	6,881,838	$68	$29,496	$(4,590)	$24,974

Balance at July 1, 2023	6,779,063	$67	$28,185	$467	$28,719
Net loss	-	-	-	(753)	(753)
Stock-based compensation	41,320	1	249	-	250
Exercise of stock options and issuance of shares	272	-	-	-	-
Balance at September 30, 2023	6,820,655	$68	$28,434	$(286)	$28,216

Nine months ended September 30, 2024 and 2023

	Common stock		Additional paid-in	(Accumulated Deficit) Retained
	Shares	Par Value	Capital	Earnings	Total

Balance at January 1, 2024	6,824,511	$68	$28,695	$(2,560)	$26,203
Net loss	-	-	-	(2,030)	(2,030)
Stock-based compensation	57,327	1	800	-	801
Balance at September 30, 2024	6,881,838	$68	$29,496	$(4,590)	$24,974

Balance at January 1, 2023	6,760,938	$67	$27,712	$1,620	$29,399
Net loss	-	-	-	(1,906)	(1,906)
Stock-based compensation	41,320	1	646	-	647
Exercise of stock options and issuance of shares	18,397	-	76	-	76
Balance at September 30, 2023	6,820,655	$68	$28,434	$(286)	$28,216

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,030)	$(1,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	801	647
Depreciation and amortization	476	545
Gain on sale of equipment	(625)
Loss on disposition of Tantaline	-	162
Provision for excess and obsolete inventory	1,253	197
Impairment charge	-	111
Changes in assets and liabilities, net of effects of disposition of Tantaline and sale of equipment:
Accounts receivable	(3,218)	1,163
Contract assets	256	(725)
Inventories	633	(1,953)
Employee retention credit receivable	-	1,529
Other current assets	48	(46)
Other noncurrent assets	8	-
Accounts payable	140	113
Accrued expenses	138	(729)
Contract liabilities	(1,620)	816
Net cash used in operating activities	(3,740)	(76)

Cash flows from investing activities:
Purchases of property and equipment	(219)	(308)
Deposits from purchaser of MesoScribe assets	-	597
Net cash used in connection with disposition of Tantaline	-	(312)
Net cash used in investing activities	(219)	(23)

Cash flows from financing activities
Payments of long-term debt	(61)	(57)
Proceeds from exercise of stock options	-	76
Net cash (used in) provided by financing activities	(61)	19

Net decrease in cash and cash equivalents	(4,020)	(80)

Cash and cash equivalents at beginning of period	14,025	14,365

Cash and cash equivalents at end of period	$10,005	$14,285

Supplemental disclosure of cash flow information:

Income taxes paid	$2	$11
Interest paid	$14	$18

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that can be expected for the year ending December 31, 2024.

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

Liquidity

At September 30, 2024, the Company had $10.0 million in cash and cash equivalents. The Company anticipates that the existing cash and cash equivalents balance together with potential future income from operations, collections of existing accounts receivable, revenue from its existing backlog of products as of this filing date, the sale of inventory on hand, deposits and down payments against significant orders will be adequate to meet its working capital and capital equipment requirements, and its anticipated cash needs over the next 12 months from the date of issuance of these condensed consolidated financial statements.

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

Under this method, revenue arising from fixed price contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. Incurred costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies, tools, repairs and depreciation costs. Contract material costs are included in incurred costs when the project materials have been purchased or moved to work in process, and installed, as required by the project’s engineering design. Cost based input methods of revenue recognition require the Company to make estimates of costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the costs to complete the projects, including materials, labor and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known and can be reasonably estimated. There were no material impairment losses recognized on contract assets during the three and nine months ended September 30, 2024 and 2023.

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

For any system equipment sales where the equipment would have an alternative use or where the contract provisions of the contract preclude the use of over time revenue recognition, revenue is recognized at the point in time when control of the equipment is transferred to the customer. For the three and nine months ended September 30, 2024 and 2023, all system equipment sales were recorded over time by using an input method except for one PVT200 system that was recorded at the point in time when the equipment was transferred to the customer during the third quarter of 2024. There was one system equipment contract in 2023 where the revenue was to be recognized based on point in time. This contract was modified during the three months ended September 30, 2023 such that the revenue under this contract will be recognized over time using an input method based on the revised contract provisions. Revenues for the three months ended September 30, 2023 includes $0.8 million of revenue that was deferred as of June 30, 2023 and recognized on the date of the contract modification.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3: CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

The Company had cash and cash equivalents of $10.0 million and $14.0 million at September 30, 2024 and December 31, 2023, respectively. The Company invests excess cash in U.S. treasury bills, certificates of deposit or deposit accounts, all with maturities of less than three months. Cash equivalents consisting of U.S. treasury bills were $9.4 million and $12.1 million at September 30, 2024 and December 31, 2023, respectively.

The Company places most of its temporary cash investments in the United States with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at September 30, 2024 and December 31, 2023 was $0 and $1.5 million, respectively.

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

Accounts receivables are presented net of an allowance for credit losses of approximately $36,000 at both September 30, 2024 and December 31, 2023. The allowance is based on prior experience and management’s evaluation of the collectability of accounts receivable. Measurement of credit losses requires consideration of historical loss experience, including the need to adjust for changing business conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Future changes to the estimated allowance for credit losses could be material to our results of operations and financial condition.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 3: CONCENTRATION OF CREDIT RISK (continued)

At September 30, 2024, the accounts receivable balance included amounts from one customer that represented 17.2% of total accounts receivable. As of December 31, 2023, the accounts receivable balance included amounts from three customers that represented 37.6%, 13.0% and 12.8% of total accounts receivable.

Sales concentration

Revenue from a single customer in any one period can exceed 10% of our total revenues. During the three months ended September 30, 2024, two customers represented 29.1% and 11.2%, respectively, of revenues, and during the nine months ended September 30, 2024, one customer represented 31.2% of revenues.

During the three months ended September 30, 2023, two customers represented 40.3% and 10.3% of revenues, respectively, and during the nine months ended September 30, 2023, three customers represented 16.7%, 13.9% and 11.7% of revenues, respectively.

NOTE 4: REVENUE RECOGNITION

The following table represents a disaggregation of revenue for the three and nine months ended September 30, 2024, and 2023 (in thousands):

	Three months ended September 30, 2024
	Over time	Point in time	Total
Energy	$-	$448	$448
Aerospace	3,814	969	4,783
Industrial	1,522	368	1,890
Research	927	146	1,073
Total	$6,263	$1,931	$8,194

	Three months ended September 30, 2023
	Over time	Point in time	Total
Energy	$970	$136	$1,106
Aerospace	2,511	371	2,882
Industrial	695	739	1,434
Research	504	308	812
Total	$4,680	$1,554	$6,234

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4: REVENUE RECOGNITION (continued)

	Nine months ended September 30, 2024
	Over time	Point in time	Total
Energy	$216	$500	$716
Aerospace	8,285	1,488	9,773
Industrial	4,324	1,142	5,466
Research	2,963	544	3,507
Total	$15,788	$3,674	$19,462

	Nine months ended September 30, 2023
	Over time	Point in time	Total
Energy	$4,246	$189	$4,435
Aerospace	2,774	1,226	4,000
Industrial	5,450	1,866	7,316
Research	2,960	1,287	4,247
Total	$15,430	$4,568	$19,998

The energy market includes customers involved in the manufacture of silicon carbide wafers and batteries. Aerospace market includes customers that manufacture aircraft engines. Industrial end market consists of various end customers in diverse industries. Research market principally represents customers such as universities and other research institutions.

The Company has unrecognized contract revenue of approximately $17.0 million at September 30, 2024, which it expects to substantially recognize as revenue within the next twelve months based on over time revenue recognition.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 4: REVENUE RECOGNITION (continued)

Contract assets and liabilities

Contract assets and contract liabilities on input method type contracts in progress are summarized as follows as of September 30, 2024 (in thousands):

Costs incurred on contracts in progress	$13,540
Estimated earnings	6,672
20,212
Billings to date	(21,693)
(1,481)

Deferred revenue related to non-system contracts	(459)
$(1,940)
Included in accompanying condensed consolidated balance sheet as of September 30, 2024 under the following captions (in thousands):
Contract assets	$1,348
Contract liabilities	$3,288

Of the contract liability balances at December 31, 2023 and 2022 of $4.6 million and $4.0 million, respectively, $4.2 million and $3.7 million was recognized as revenue during the nine months ended September 30, 2024 and 2023, respectively.

NOTE 5: INVENTORIES

Inventories consist of:

	September 30, 2024	December 31, 2023

Raw materials	$1,366	$2,351
Work-in-process	661	1,248
Finished goods	531	855
Total	$2,558	$4,454

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 5: INVENTORIES (continued)

Included in our inventories are finished goods and raw materials related to PVT 150 systems that were purchased and built, respectively, in anticipation of future orders. During the three months ended September 30, 2024, the Company recorded a non-cash charge to reduce the net realizable value of such inventory by approximately $1.0 million based on its assessment of the current market for silicon carbide equipment.

As of September 30, 2024, the net amount of PVT 150 systems inventory is approximately $0.7 million. If future PVT 150 orders do not materialize and if the Company is not otherwise able to sell this inventory, the Company could incur additional charges to further reduce the carrying value of such inventory to net realizable value. Such charges may be material to the Company’s financial position and future results of operations.

NOTE 6: LONG-TERM DEBT

In September 2022, the Company entered into a loan agreement to fund the acquisition of machinery. The loan amount of $432,000 is payable in 60 equal monthly installments of $8,352 and secured by equipment. The interest rate is 6%.

NOTE 7: EARNINGS PER SHARE

The calculation of basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Basic weighted average common shares outstanding	6,825,495	6,789,487	6,817,220	6,787,415
Dilutive effect of unvested restricted stock	9,132	-	-	-
Diluted weighted average shares outstanding	6,834,627	6,789,487	6,817,220	6,787,415

At September 30, 2024, stock options to purchase 838,125 shares of common stock were outstanding and 493,750 were exercisable.

For the three and nine months ended September 30, 2024 and the three and nine months ended September 30, 2023, all stock options were excluded in the computation of diluted earnings per share because their effect was antidilutive.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 8: STOCK-BASED COMPENSATION EXPENSE

The Company recorded stock-based compensation for the three and nine months ended September 30, 2024 and 2023, that were included in the following line items in our condensed consolidated statements of operations (in thousands):

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2024	2023	2024	2023

Cost of revenue	$38	$22	$114	$82
Research and development	47	47	141	113
Selling	27	30	81	72
General and administrative	155	150	465	380

Total	$267	$249	$801	$647

Stock-based compensation expense for three months ended September 30, 2024 and 2023 included $50,000 and $44,783, respectively, and for the nine month periods ended September 30, 2024 and 2023 included $153,736 and $124,783, respectively, related to restricted stock awards that directors are entitled to receive pursuant to the Director Compensation Plan. Under this plan each of the Company’s independent directors is entitled to an Annual Equity Retainer in the amount of $40,000, to be granted on the date of the Company’s annual meeting of shareholders.

For the nine months ended September 30, 2024, the Company granted 5,000 stock options, vesting 25% per year over four years, with a ten-year life. The Company determined the weighted average fair value of stock options granted was $3.30 and is based upon weighted average assumptions below.

Stock price	$4.75
Exercise price	$4.75
Dividend yield	0%
Expected volatility	77%
Risk-free interest rate	4.12%
Expected life (in years)	6.00

The following table summarizes stock options awards through September 30, 2024:

		Weighted
	Stock Option	Average
	Awards	Exercise
	(in shares)	Price

Outstanding at January 1, 2024	846,875	8.20
Granted	5,000	4.75
Forfeited	(13,750)	7.94
Outstanding at September 30, 2024	838,125	$8.18

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 8: STOCK-BASED COMPENSATION EXPENSE (continued)

The following table summarizes information about the outstanding and exercisable options at September 30, 2024 by ranges of exercise prices:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
Exercise	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price Range	Outstanding	Contractual	Price	Value	Exercisable	Price	Value
$4.00-7.00	459,625	7.1	$4.55	$-	294,125	$6.07	$-
$7.01-10.00	20,000	3.6	$8.07	$-	20,000	$8.07	$-
$10.01-13.00	130,000	2.9	$10.62	$-	122,500	$10.55	$-
$13.01-16.00	228,500	8.5	$14.11	$-	57,125	$14.11	$-

As of September 30, 2024, there was $1.8 million of unrecognized compensation costs related to stock options expected to be recognized over a weighted average period of 1.3 years.

NOTE 9: INCOME TAXES

As of September 30, 2024 and December 31, 2023, the Company has provided a full valuation allowance against its net deferred tax assets. This was based on management’s assessment, including the last six years of operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. Management continues to evaluate for potential utilization of the Company’s net deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections of future operating results.

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

The Company’s corporate administration activities are reported in the “Corporate” column. These activities primarily include expenses related to certain corporate officers and support staff, expenses related to the Company’s Board of Directors, stock option expense for options and shares of restricted stock granted to corporate administration employees and board members, certain consulting expenses, investor and shareholder relations activities, and all the Company’s legal, auditing and professional fees.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 10: SEGMENT REPORTING (continued)

Elimination entries included in the “Eliminations” column represent intersegment revenues and cost of revenues that are eliminated in consolidation. Intersegment sales by the SDC segment to the CVD Equipment segment for the three months ended September 2024 and 2023 were $151,000 and $184,000, respectively and $298,000 and $450,000 for the nine months ended September 30, 2024 and 2023, respectively. Intersegment sales by the CVD Equipment segment to the SDC segment for the three months ended September 30, 2024 and 2023 were $5,000 and $39,000, respectively and $5,000 and $104,000 for the nine months ended September 30, 2024 and 2023, respectively.

The following table presents certain information regarding the Company’s segments as of and for the three months ended September 30, 2024 and 2023 (in thousands):

2024

	CVD Equipment	SDC	CVD Materials	Eliminations	Corporate	Consolidated
Assets	$27,270	$3,805	$836	$(65)	$-	$31,846

Revenue	$5,681	$2,005	$661	$(153)	$-	$8,194
Operating (loss) income	*(736)	538	**1,104	18	(847)	77
Pretax (loss) income	*(741)	538	**1,104	18	(711)	208
Depreciation and amortization	$157	$12	$-	$-	$-	$169
Purchase of property, plant & equipment	$30	$7	$-	$-	$-	$37

2023

	CVD Equipment	SDC	CVD Materials	Eliminations	Corporate	Consolidated
Assets	$32,915	$4,237	$177	$(102)	$-	$37,227

Revenue	$4,795	$1,572	$90	$(223)	$-	$6,234
Operating (loss) income	(323)	436	(35)	(76)	(992)	(990)
Pretax (loss) income	(262)	434	(31)	(76)	(818)	(753)
Depreciation and amortization	$137	$12	$4	$-	$-	$153
Purchase of property, plant & equipment	$83	$-	$-	$-	$-	$83

*	Includes a $1.0 million non-cash charge to reduce certain inventory to net realizable value – see Note 5.

**	Includes gain on sale of equipment of $0.6 million related to MesoScribe – see Note 11.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 10: SEGMENT REPORTING (continued)

The following table presents certain information regarding the Company’s segments as of and for the nine months ended September 30, 2024 and 2023 (in thousands):

2024

	CVD Equipment	SDC	CVD Materials	Eliminations	Corporate	Consolidated

Revenue	$12,737	$6,252	$775	$(302)	$-	$19,462
Operating (loss) income	*(2,884)	1,884	**1,034	28	(2,513)	(2,451)
Pretax (loss) Income	*(2,894)	1,884	**1,034	28	(2,075)	(2,025)
Depreciation and amortization	$441	$35	$-	$-	$-	$476
Purchase of property, plant & equipment	$209	$10	$-	$-	$-	$219

2023

	CVD Equipment	SDC	CVD Materials	Eliminations	Corporate	Consolidated

Revenue	$13,774	$5,679	$1,009	$(554)	$-	$19,998
Operating (loss) income	(581)	1,430	***(178)	(104)	(2,977)	(2,410)
Pretax (loss) Income	(518)	1,430	***(126)	(104)	(2,577)	(1,895)
Depreciation and amortization	$404	$36	$105	$-	$-	$545
Purchase of property, plant & equipment	$298	$10	$-	$-	$-	$308

*	Includes a $1.0 million non-cash charge to reduce certain inventory to net realizable value – see Note 5.

**	Includes gain on sale of equipment of $0.6 million related to MesoScribe – see Note 11.

***	Includes loss on sale of Tantaline of $0.2 million and impairment charge related to MesoScribe fixed assets of $0.1 million – see Note 11.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 11: MESOSCRIBE SUBSIDIARY

On August 8, 2023, the Company entered into a Purchase and License Agreement (the “Agreement”) with a third-party. Pursuant to the Agreement, the Company would sell certain proprietary assets relating to its plasma spray technology and material deposition system and grant a non-exclusive license to use certain of the Company’s related intellectual property as more fully described in the Agreement, for an aggregate purchase price of $0.9 million. The purchase price was payable in several installments and contingent upon certain performance metrics and other milestones.

The Company received payments under the Agreement in the amount of $0.6 million which had been reflected as “deposit from purchaser” in the accompanying consolidated balance sheet as of December 31, 2023.

During the three months ended September 30, 2024, the Company and the purchaser amended the agreement to reduce the purchase price to $0.8 million and the purchaser accepted the equipment. The Company recorded a net gain of sale of equipment of $0.6 million for the three and nine months ended September 30, 2024 representing the purchase price less the net book value of the assets sold.

The Company fulfilled its final orders for MesoScribe products during the three months ended September 30, 2024 and recorded revenues of $0.7 million. The Company has ceased operations of MesoScribe as of September 30, 2024.

The revenue and net income (loss) of MesoScribe were $0.7 million and $1.1 million, respectively, for the three months ended September 30, 2024 (includes final sales and gain on sale of equipment) and $0.8 million and $1.0 million, respectively, for the nine months ended September 30, 2024.

The total assets and total liabilities of the MesoScribe subsidiary were $0.8 million and $0.1 million, respectively, as of September 30, 2024 and $0.2 million and $0.7 million as of December 31, 2023.

During the nine months ended September 30, 2023, the Company recorded an impairment charge of $0.1 million for certain equipment of MesoScribe based on its decision to cease the remaining operations in 2024.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements, as there can be no assurance that the plans, intentions or expectations upon which they are based will occur. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various factors and are derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

●	uncertainty as to our future profitability;

●	uncertainty as to the general state of the silicon carbibe wafer end market;

●	competition in our existing and potential future product lines of business, including our PVT150 / PVT200 systems;

●	uncertainty as to our ability to identify and develop new products for growth markets;

●	our ability to obtain financing on acceptable terms if and when needed;

●	our ability to attract and retain key personnel and employees; and

●	uncertainty as to our ability to adequately obtain raw materials and on commercially reasonable terms.

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

Executive Summary

We have served the advanced materials markets with chemical vapor and thermal process equipment for over 40 years. CVD designs, develops, and manufactures a broad range of chemical vapor deposition, gas control, and other state-of-the-art equipment and process solutions used to develop, produce and grow materials and coatings for commercial applications and research. To learn more about CVD’s systems and offerings, visit www.cvdequipment.com.

During the three and nine months ended September 30, 2024 and 2023:

●·	Revenue increased by $2.0 million or 31.4% for the third quarter as compared to the prior year period due to increases in revenues from aerospace contracts in progress, our SDC segment and final sales by our MesoScribe subsidiary partially offset by lower revenues of spare parts.

●	Gross margin increased by $0.2 million or 14.8% in the third quarter as compared to the prior period quarter due to higher revenues and improved margins on contracts in process offset by a $1.0 million non-cash charge to reduce certain PVT inventory to net realizable value.

●	Total bookings for the third quarter of 2024 were approximately $4.1 million as compared to $4.4 million in the prior year period.

●	Total bookings for the nine months ended September 30, 2024 were $21.0 million as compared to $15.8 million in the prior year period.

●	Bookings in 2024 included a $10.0 million multisystem order from an industrial customer that will be used to deposit a silicon carbide protective coating on OEM components.

●	Bookings in 2023 included $8.7 million of multiple systems orders from an aerospace customer and a battery nanomaterial production system of $1.8 million.

●	During the first quarter of 2024, we received an order from an additional customer for our new PVT200 system that will be used to grow silicon carbide crystals for the manufacture of 200 mm wafers. This unit was shipped to the customer in the third quarter of 2024.

●	Our backlog increased from $18.4 million at December 31, 2023 to $19.8 million at September 30, 2024.

●	Cash balance at September 30, 2024 was $10.0 million as compared to $14.0 million at December 31, 2023

Business Update

Our core strategy is to focus on growth end markets in applications related to aerospace, the “electrification of everything,” and industrial applications. With respect to aerospace, our systems are being used by our customers to produce ceramic matrix composite materials (“CMCs”) that will be used in next generation gas turbine jet engines with the objective of reducing jet fuel consumption and to produce specialty coatings for advanced high temperature environments.

The phrase “electrification of everything” refers to the shift from fossil fuels to the use of electricity to power devices, buildings, electric vehicles (“EVs”), and many other applications.

Our current strategy yielded multisystem orders of PVT150 equipment in 2023 and 2022 that were delivered to one company that manufactures silicon carbide wafers. Although we continue to invest in our vision for the “electrification of everything,” we have observed lower-than-anticipated industrywide electric vehicle adoption rates which may reduce demand for silicon carbide and impact sales of our PVT systems. In addition, the recent global over capacity of 150 mm silicon carbide wafers has reduced the market for 150 mm silicon carbide growth systems.

In February 2024, we received an order from an additional customer for our new PVT200 system used to grow silicon carbide crystals for the manufacture of 200 mm wafers. This represents our second customer for our PVT equipment. This customer plans to evaluate our equipment for potential additional purchases of PVT equipment. We shipped this unit to the customer in the third quarter of 2024.

We have also received orders from OneD Battery Materials in 2023, a company that is engaged in providing battery nanomaterials.

Both technologies are essential for the support of the EV market. These systems should provide us with standard product offerings to continue to support the EV focused market as well as energy storage, power conversion and power transmission. We plan to evaluate opportunities to expand our product offerings in the power electronics market to build off the introduction of the PVT150 and PVT200 systems. We are also evaluating our ability to provide other equipment used in the manufacturing process of silicon carbide wafers.

During 2022, we also received an order from an aerospace company for a production chemical vapor infiltration (CVI) system that will be used to manufacture CMCs for gas turbine jet engines. In 2023, we received an order from the same aerospace company for an additional three CVI systems and in November 2024 we received an order for an additional CVI system.

In February 2024, we received a multisystem order from an industrial customer for approximately $10.0 million that will be used for depositing a silicon carbide protective coating on OEM components.

We have generally gained new customers through our industry reputation, as well as print advertising and trade show attendance. We have increased the number of trade shows and industry conferences we attend.

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

Results of Operations

Three Months Ended September 30, 2024 and 2023

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023 and the period-over-period dollar and percentage changes for those line items (in thousands, except percentages).

	Three months ended September 30
	2024	2023	Change	Percent
Revenue	$8,194	$6,234	$1,960	31.4%
Cost of revenue	6,359	4,636	1,723	37.2%

Gross profit	1,835	1,598	237	14.8%
Gross profit percentage	22.4%	25.6%

Operating expenses:
Research and development	644	704	(60)	(8.5%)
Selling	423	434	(11)	(2.5%)
General and administrative	1,316	1,450	(134)	(9.2%)
Gain on sale of equipment	(625)	-	(625)	*

Total operating expenses	1,758	2,588	(830)	(32.1%)

Operating income (loss)	77	(990)	1,067	*

Other income (expense):
Interest income	136	173	(37)	(21.4%)
Interest expense	(5)	(6)	1	(16.7%)
Other income	-	70	(70)	*
Total other income, net	131	237	(106)	(44.7%)

Income (loss) before income taxes	208	(753)	961	*

Income tax expense	5	-	5	*

Net income (loss)	$203	$(753)	$956	*

* Not meaningful

	Three months ended September 30
	2024	2023	Change	Percent
Revenues
CVD Equipment	$5,684	$4,795	$889	18.5%
SDC	2,005	1,572	433	27.5%
CVD Materials	661	90	571	634.4%
Intersegment sales elimination	(156)	(223)	67	*

Total	$8,194	$6,234	$1,960	31.4%

* Not meaningful

Revenue

Our revenue for the three months ended September 30, 2024 was $8.2 million compared to $6.2 million for the three months ended September 30, 2023, an increase of 31.4%.

The increase in revenue versus the prior year period was primarily attributable to higher revenue of $0.9 million from our CVD Equipment segment, a $0.4 million increase in revenue from our SDC segment, and a $0.6 million increase from our CVD Materials segment. Revenue from one aerospace customer for the three months ended September 30, 2024 represented 29.1% of our total revenues and 42.0% of CVD Equipment segment revenues.

The revenue contributed by the CVD Equipment segment for the three months ended September 30, 2024 of $5.7 million represented 69.3% of overall revenue as compared to $4.8 million or 76.3% of overall revenue for the three months ended September 30, 2023. The increase in revenues of $0.9 million or 18.5% resulted principally from increases in revenues from aerospace contracts in progress offset in part by lower revenue for PVT150/200 systems and spare parts.

There were certain customer contracts in 2023 where the revenue was to be recognized at the point in time when the equipment is transferred to the customer based on contract terms. These contracts were modified during the three months ended September 30, 2023 such that the revenue under these contracts is now being recognized over time using the input method. The Company and CVD Equipment segment revenues for the three months ended September 30, 2023 include $0.8 million of revenue that was deferred as of June 30, 2023 and recognized on the date of the contract modification.

The revenue contributed by the SDC segment for the three months ended September 30, 2024 of $2.0 million represented 22.6% of overall revenue as compared to $1.6 million or 22.3% of overall revenue for the three months ended September 30, 2023. Revenue for our SDC segment increased by $0.4 million or 27.5% due to higher demand for gas delivery system products as compared to the prior period.

The revenue contributed by the CVD Materials segment for the three months ended September 30, 2024 of $0.6 represented 8.1% of our overall revenue as compared to $0.1 million or 1.4% of overall revenue for the three months ended September 30, 2023. The increase of $0.6 million was due to the final sales to an aerospace company and MesoScribe ceased operations as of September 30, 2024.

Our order backlog at September 30, 2024 was approximately $19.8 million as compared to December 31, 2023 of $18.4 million. Our backlog at September 30, 2024 consists of approximately $17.0 million related to remaining performance obligations of contracts in progress and not yet started that will be recognized over time with the balance of approximately $2.8 million representing other orders received from customers. Historically, our revenues and orders have fluctuated based on changes in order rate as well as other factors in our manufacturing process that impact the timing of revenue recognition. Accordingly, orders received from customers and revenue recognized may fluctuate from quarter to quarter.

Gross Profit

Gross profit for the three months ended September 30, 2024 was $1.8 million, with a gross profit margin of 22.4%, compared to a gross profit of $1.6 million and a gross profit margin of 25.6% for the three months ended September 30, 2023. The increase in gross profit of $0.2 million was primarily due to higher revenues as well as improved margins on CVD contracts in progress and final MesoScribe sales that was partially offset by a $1.0 million non-cash charge to reduce certain PVT inventory to net realizable value.

Research and Development

For the three months ended September 30, 2024, research and development expenses were $0.6 million, or 7.9% of revenue as compared to $0.7 million, or 11.3% of revenue for the three months ended September 30, 2023, a decrease of $0.1 million or 8.5%. The decrease in 2024 was due to more engineering time being charged to cost of revenue based on contracts in progress.

General engineering support and expenses related to the development of more standardized products and value-added development of existing products are reflected as part of research and development expense. General engineering support and expenses are charged to costs of revenue when work is performed directly on a customer order.

Selling

Selling expenses were $0.4 million or 5.2% of the revenue for the three months ended September 30, 2024 as compared to $0.4 million or 7.0% for the three months ended September 30, 2023. There were no significant changes in selling expenses as compared to the prior period quarter.

General and Administrative

General and administrative expenses for the three months ended September 30, 2024 were $1.3 million or 16.1% of revenue compared to $1.4 million or 23.3% of revenue for the three months ended September 30, 2023. The decrease in 2024 was due principally to a reduction of employee compensation and lower professional fees as compared to the prior year quarter.

Gain on Sale of Equipment

During the three months ended September 30, 2024, we recognized a gain of $0.6 million on the sale of equipment related to our MesoScribe subsidiary representing the sale price of $0.8 million less the costs of the equipment sold of $0.2 million.

Other Income (Expense), Net

Other income (expense), net was $0.1 million and $0.2 million for three months ended September 30, 2024 and 2023, respectively. Other income is principally interest income on treasury bills. Interest income was lower than the prior period due to less amounts invested and lower interest rates.

Income Taxes

We continue to evaluate the potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, by reviewing our economic models, including projections of future operating results.

Nine Months Ended September 30, 2024 versus September 30, 2023

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations for the nine months ended September 30, 2024 and 2023 and the period-over-period dollar and percentage changes for those line items (in thousands, except percentages).

	Nine months ended September 30
	2024	2023	Change	Percent
Revenue	$19,462	$19,998	$(536)	(2.7%)
Cost of revenue	15,158	14,579	579	4.0%

Gross profit	4,304	5,419	(1,115)	(20.6%)
Gross profit percentage	22.1%	27.1%

Operating expenses:
Research and development	2,055	1,865	190	10.2%
Selling	1,268	1,281	(13)	(1.0%)
General and administrative	4,057	4,410	(353)	(8.0%)
Gain on sale of equipment	(625)	-	(625)	*
Loss on disposition of Tantaline	-	162	(162)	(100.0%)
Impairment charge	-	111	(111)	(100.0%)

Total operating expenses	6,755	7,829	(1,074)	(13.7%)

Operating loss	(2,451)	(2,410)	(41)	1.7%

Other income (expense):
Interest income	438	400	38	9.5%
Interest expense	(14)	(18)	4	(22.2%)
Foreign exchange income	-	42	(42)	(100.0%)
Other income	2	91	(89)	(97.8%)
Total other income, net	426	515	(89)	(17.3%)

Loss before income taxes	(2,025)	(1,895)	(130)	6.9%

Income tax expense	5	11	(6)	(54.5%)

Net loss	$(2,030)	$(1,906)	$(124)	6.5%

* Not meaningful

	Nine months ended September 30
	2024	2023	Change	Percent
Revenue
CVD Equipment	$12,738	$13,774	$(1.036)	(7.5%)
SDC	6,252	5,679	573	10.1%
CVD Materials	775	1,099	(324)	(29.5%)
Intersegment sales elimination	(303)	(554)	251	*

Total	$19,462	$19,998	$(536)	(2.7%)

* Not meaningful

Revenue

Our revenue for the nine months ended September 30, 2024 was $19.5 million compared to $20.0 million for the nine months ended September 30, 2023, a decrease of 2.7%.

The decrease in revenue versus the prior year period was primarily attributable to lower revenues of $1.0 million from our CVD Equipment segment and $0.3 million from our CVD Materials segment, offset in part by a $0.6 million increase in revenue from our SDC segment. Revenue from one aerospace customer for the nine months ended September 30, 2024 represented 31.2% of our total revenues and 47.7% of CVD Equipment segment revenues.

The revenue contributed by the CVD Equipment segment for the nine months ended September 30, 2024 of $12.7 million represented 65.2% of overall revenue as compared to $13.8 million or 68.4% of overall revenue for the nine months ended September 30, 2023. The decrease in revenues of $1.0 million or 7.5% resulted principally from lower PVT150 systems and revenue from spares and parts offset by increases in revenues from aerospace contracts in progress.

The revenue contributed by the SDC segment for the nine months ended September 30, 2024 of $6.3 million represented 30.6% of overall revenue as compared to $5.7 million or 26.1% of overall revenue for the nine months ended September 30, 2023. Revenue for our SDC segment increased by $0.6 million or 10.1% due to higher demand for gas delivery system products as compared to the prior period.

The revenue contributed by the CVD Materials segment for the nine months ended September 30, 2024 of $0.8 million represented 4.0% of our overall revenue as compared to $1.1 million or 5.5% of overall revenue for the nine months ended September 30, 2023. The decrease of $0.3 million was principally due to the disposition of Tantaline in May 2023 and the wind down of MesoScribe’s operations.

Gross Profit

Gross profit for the nine months ended September 30, 2024 was $4.3 million, with a gross profit margin of 22.1%, compared to a gross profit of $5.4 million and a gross profit margin of 27.1% for the nine months ended September 30, 2023. The decrease in gross profit of $1.1 million was primarily the result of lower revenue and lower gross margins on CVD Equipment contracts and a $1.0 million non-cash charge to reduce certain PVT inventory to net realizable value partially offset by improved in gross margins on SDC revenues and final MesoScribe sales.

Research and Development

For the nine months ended September 30, 2024, research and development expenses were $2.1 million, or 10.6% of revenue as compared to $1.9 million, or 9.3% for the nine months ended September 30, 2023, an increase of $0.2 million or 10.2%. The increase in 2024 was the result of lower costs allocated to cost of revenue and a recruitment fee for engineering staff.

General engineering support and expenses related to the development of more standardized products and value-added development of existing products are reflected as part of research and development expense. General engineering support and expenses are charged to costs of goods sold when work is performed directly on a customer order.

Selling

Selling expenses were $1.3 million or 6.5% of revenue for the nine months ended September 30, 2024 as compared to $1.3 million or 6.4% for the nine months ended September 30, 2023. There were no significant changes in selling expenses as compared to the prior period.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2024 were $4.1 million or 20.8% of revenue compared to $4.4 million or 22.1% of revenue for the nine months ended September 30, 2023, a decrease of $0.4 million. The decrease in expenses was principally due to lower salaries of $0.1 million due to sale of Tantaline, lower bonuses and commissions of $0.1 million and lower professional fees of $0.1 million, offset by higher stock-based compensation expense of $0.1 million.

Gain on Sale of Equipment

During the three months ended September 30, 2024, we recognized a gain of $0.6 million on the sale of equipment related to our MesoScribe subsidiary representing the sale price of $0.8 million less the costs of the equipment sold of $0.2 million.

Loss on disposition of Tantaline

This item represents the net loss on the sale of our Tantaline subsidiary including professional fees.

Impairment Charge

This item represents the loss on the impairment of certain assets of MesoScribe based on the decision to dispose of the subsidiary.

Other Income (Expense), Net

Other income (expense), net was $0.4 million and $0.5 million for the nine month periods ended September 30, 2024 and 2023, respectively. Other income is principally interest income on treasury bills. The reduction in other income, net was due to foreign exchange gain recorded and interest income on the employee retention credit received in 2023.

Income Taxes

We continue to evaluate the potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, by reviewing our economic models, including projections of future operating results.

Liquidity and Capital Resources

As of September 30, 2024, aggregate working capital was $13.3 million as compared to aggregate working capital of $14.3 million at December 31, 2023. Cash and cash equivalents at September 30, 2024 and December 31, 2023 were $10.0 million and $14.0 million, respectively.

Net cash used in operating activities for the nine months ended September 30, 2024 was $3.7 million. This decrease was principally due to the net loss of $2.0 million, an increase in accounts receivable of $3.2 million, reduction in contract liabilities of $1.6 million offset by a reduction in inventory of $0.6 million and non-cash items of $2.5 million including a provision for excess and obsolete inventory of $1.0 million..

Net cash used in investing activities for the three months ended September 30, 2024 consisted of capital expenditures of $0.2 million related to purchases of equipment, building improvements and software.

Net cash used in financing activities for the three months ended September 30, 2024 consisted of repayments of $0.1 million for an equipment loan.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated November 13, 2024

31.2*	Certification of Richard Catalano, Chief Financial Officer, dated November 13, 2024

32.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated November 13, 2024, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Richard Catalano, Chief Financial Officer, dated November 13, 2024, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Inline XBRL Instance.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL**	Inline XBRL Taxonomy Extension Calculation.

101.DEF**	Inline XBRL Taxonomy Extension Definition.

101.LAB**	Inline XBRL Taxonomy Extension Labels.

101.PRE**	Inline XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of November 2024.

CVD EQUIPMENT CORPORATION

By:	/s/ Emmanuel Lakios
Emmanuel Lakios
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Catalano
Richard Catalano
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

