Form 10-K
period 2024-12-31
CVD EQUIPMENT CORP
filed 2025-03-19
CIK 766792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2024
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company☒ Emerging Growth Company ☐

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $20,795,415 at June 30, 2024.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 6,881,838 shares of Common Stock, $0.01 par value at March 19, 2025.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CVD EQUIPMENT CORPORATION

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Annual Report on Form 10-K contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements, as there can be no assurance that the plans, intentions or expectations upon which they are based will occur. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various factors and are derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

●	uncertainty as to our future growth and return to profitability;

●	uncertainty as to the general state of the silicon carbide wafer end market;

●	competition in our existing and potential future product lines of business, including our PVT150 / PVT 200 systems;

●	uncertainty as to our ability to identify and develop new products for growth markets;

●	our ability to obtain financing on acceptable terms if and when needed;

●	our ability to attract and retain key personnel and employees;

●	uncertainty as to changes to international trade policies including the possible imposition of tariffs; and

●	uncertainty as to our ability to adequately obtain raw materials and on commercially reasonable terms.

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

The use of the words “CVD,” “we,” “us,” or “our,” refers to CVD Equipment Corporation, a New York corporation incorporated on October 13, 1982, and its wholly owned subsidiaries, CVD Materials Corporation (including its wholly owned subsidiaries, and CVD MesoScribe Technologies Corporation (“MesoScribe”) and Tantaline CVD Holding ApS (“Tantaline”)), and FAE Holdings 411519R LLC except where the context otherwise requires.

Overview

CVD has served the advanced materials markets with chemical vapor deposition, physical vapor transport and thermal process equipment for over 40 years. We are headquartered in Central Islip, New York with our SDC division located in Saugerties, New York.

We design, develop, and manufacture a broad range of equipment used to develop and produce materials and coatings for the aerospace, compound semiconductor, semiconductor, aerospace, battery energy storage markets as well as advanced industrial applications, and research.

We conduct our business through three reportable segments: i) CVD Equipment that designs and manufactures chemical vapor deposition, physical vapor transport and thermal process equipment; ii) SDC that designs and manufactures ultra-high purity gas and chemical delivery control systems; and iii) MesoScribe that provided products related to advanced materials and coatings.

Developments

On August 8, 2023, we entered into an agreement with a third party to sell certain assets and license certain propriety information of our MesoScribe subsidiary. We fulfilled remaining orders for MesoScribe products during 2024 and sold certain equipment resulting in the recognition of a gain on sale of equipment in 2024.

On May 26, 2023, we sold our Tantaline subsidiary located in Nordborg, Denmark in exchange for a nominal amount at closing and an earn-out provision based on any net income that Tantaline may earn during the five-year period ending December 31, 2027.

The decisions to sell our Tantaline subsidiary and close down the operations of MesoScribe were based on our strategy to focus on the equipment business consisting of the CVD Equipment and SDC segments.

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

To expand our presence into our major target markets, we are developing a line of proprietary standard use products to complement our customized legacy systems. Historically, we manufactured products for research and development on an application-specific basis to meet an individual customer’s specific research and production requirements. Our proprietary systems leverage the technological expertise that we have developed through designing these custom systems into a broader standardized product line. The standard product line can be configured from a wide range of available options to meet diverse product and budgetary requirements. Manufacturing these standardized systems in higher volumes may provide us the flexibility to reduce both the cost and delivery time of our systems as well as leverage our engineering development cost. These systems, which we market and sell under the CVD, FirstNano and EasyTube® product names, are sold to commercial companies, universities and research laboratories in the United States and throughout the world.

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

Key Growth Strategies

Our core strategy is to focus on growth applications in end markets related to aerospace, microelectronics, and industrial applications.

With respect to aerospace, our systems are being used by our customers to produce ceramic matrix composite materials (“CMCs”) that will be used in next generation gas turbine jet engines with the objective of reducing jet fuel consumption and contributing to the decarbonization of that industry.

During 2022, we also received an order from an aerospace company for a production chemical vapor infiltration (CVI) system that will be used to manufacture CMCs for gas turbine jet engine components. We received additional orders from the same aerospace company for three CVI systems in 2023 and one CVI system in 2024.

In February 2024, we received a multisystem order from an industrial customer for approximately $10 million that will be used for depositing a silicon carbide protective coating on OEM components and the units are expected to be delivered over 18 to 24 months period.

The phrase “electrification of everything” within the microelectronics market refers to the shift from fossil fuels to the use of electricity to power devices, buildings, electric vehicles (“EVs”) and many other applications. Our strategy yielded multisystem orders of PVT150 equipment that was delivered to one company in 2022 and 2023 that manufactures silicon carbide wafers.

In February 2024, we received an order from an additional customer for our new PVT200 system used to grow silicon carbide crystals for the manufacture of 200 mm wafers. This represents our second customer for our PVT equipment. This customer is evaluating our equipment performance for potential additional purchases of PVT equipment. We have also received orders from OneD Battery Materials in 2023, a company that is engaged in providing battery nanomaterials. We also provide a line of CVD systems which are used to develop and produce material for the anode portion of batteries.

Both technologies are essential for the support of the EV market. These systems should provide us with standard product offering to continue to support the EV focused market as well as energy storage, power conversion and power transmission. We are also evaluating our ability to provide other equipment used in the manufacturing process of silicon carbide wafers.

We have observed lower-than-anticipated industrywide electric vehicle sales which may reduce demand for silicon carbide and negatively impact sales of our PVT systems. In addition, the recent global over capacity of 150 mm silicon carbide wafers has reduced the market for 150 mm silicon carbide growth systems.

We have generally gained new customers through our industry reputation, as well as limited print advertising and trade show attendance. We have increased the number of trade shows and industry conferences we attend in 2024.

Major Target Markets

Our major target markets are aerospace & defense and industrial, microelectronics / high power electronics, and EV battery materials / energy storage.

Aerospace & Defense

CVD is a leading manufacturer of preform CVI and tow-coating systems to manufacture CMCs for aerospace gas turbine jet engine applications. Our customers include two of the leaders in aerospace gas turbine engines.

We continue to engage additional customers in the aerospace market regarding CMCs. During 2022, we received an order for a production CVI system. We received additional orders from the same aerospace company for three CVI systems in 2023 and one additional CVI system in 2024. These systems will be used to manufacture CMCs for aerospace gas turbine jet engines.

We believe our future growth will be derived from production applications in our major target markets. Our legacy product line continues to provide advanced equipment and subsystems to enable development of emerging technology and research applications.

Microelectronics / High Power Electronics

Demand for silicon carbide wafers to support high power electronics for energy storage and transmission/charging resulted in a multi-system order from a US-based, silicon carbide wafer manufacturer. Through December 31, 2024, we have received and delivered orders for 30 of our PVT150 physical vapor transport systems from one customer, which planned to use our systems to grow silicon carbide crystals that are made into 150 mm silicon carbide wafers for use in power electronics. In late 2023, we launched our PVT200 system designed to manufacture silicon carbide crystals for 200 mm wafer and in mid-2024 we received our first order from a second customer. We plan to continue to support the market with our PVT 200 system and possible future product development for the PVT200 product line. We will continue to monitor the market dynamics for silicon carbide wafers.

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

Our major targeted markets are further described as follows (the term “legacy product” refers to products and systems within our product offerings that we have produced in our history):

Major Target Markets:	Description and Growth Drivers:	CVD Equipment Products and Services:
Aerospace, Defense and Industrial	Next generation gas turbine jet engines are incorporating CMC material for the hot section or exhaust of the engine to improve fuel efficiency.	Production and R&D Applications:

	Silicon carbide coating is used as a protective barrier in many OEM equipment components used in LED and other applications.	-	Fiber tow coat system. Mass production system for multi-layer coating for CMCs.
		-	Silicon bond coat environmental barrier depositing system. Deposits Si on machined gas turbine jet engine CMC components and other OEM components.

		-	Chemical Vapor Deposition/ Chemical Vapor Infiltration production coating system for multi-layer CMC coatings on SiC fiber preforms.

		-	Chemical Vapor Deposition production coating system for high volume low cost deposition of SiC coating.

Microelectronics / High Power Electronics	The shift to electrification has the objectives of reducing emissions and reducing dependency on fossil fuels. This has driven the demand for electric vehicle and associated high power electronics used in charging and motor power conversion.	Production Applications:
		-	PVT150 SiC crystal growth system launched in 2022.

		-	PVT200 SiC crystal growth system launched in 2023.

		-	HVPE400: polycrystalline GaN (legacy product).

EV Battery Materials / Energy Storage	The shift to electrification also requires improvements in energy storage, specifically with the use of novel anode materials.	Production Applications:
		-	PowderCoat-1100 production system launched in 2021 grows Si nanowires on carbon nanoparticles.

		-	Carbon-150: Single substrate system for CNT growth. Versatile substrate format, on wafer or foil.

		-	Carbon-300: Multiple substrate batch tube system for CNT growth. Versatile substrate format, on wafer or foil.

R&D Applications:

		-	ET-3000: Versatile CNT growth system for research and development.

Other Markets	CVD Equipment Products:

	-	Universal liquid and gas storage cabinets, management, and delivery systems (SDC segment).

	-	Production MOCVD Super Conducting Tape system.

	-	ET-3000: MOCVD for compound semiconductor R&D.

	-	ET-3000 for graphene.

	-	ET-6000: Multi-Tube Chemical Vapor Deposition Tube furnace (metals, oxides and nitrides).

	-	PowderCoat-300 for powder material R&D (including battery anode).

	-	TMD: cluster tool for advanced material development.

Bookings

During 2024, bookings of new orders from customers was approximately $28.1 million, representing an increase of approximately 8.9% compared to 2023 bookings of $25.8 million. The increase in bookings of $2.3 million was related to an increase in aerospace and industrial orders.

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

The targeted growth production markets include aerospace advanced materials primarily for gas turbine jet engines, high power electronics (both silicon carbide (SiC) and gallium nitride (GaN)), and nanomaterials used in batteries. The product group also consists of legacy products serving the production and R&D applications such as semiconductors, LEDs, carbon nanotubes, nanowires, solar cells and several other industrial & research applications.

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

To support new emerging applications, we provide equipment to and collaborate with laboratory scientists to bring state-of-the-art processes from the research laboratory into production. CVD Equipment group provides process development value through our Application Laboratory where our personnel interact directly with the scientists and engineers of our customer base to develop solutions to tomorrow’s challenges today. CVD Equipment segment operates from our 128,000 square feet facility in Central Islip, New York.

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

MesoScribe - consisted of MesoScribe’s direct write printed electronics business. MesoScribe provided MesoPlasma™ printing services and products (heaters, antennas, and sensors) to aerospace, satellite, power generation, defense, and other markets requiring high performance. MesoScribe operations were located at our main facility in Central Islip, New York.

On August 8, 2023, we entered into an agreement with a third party to sell certain assets and license certain proprietary information of MesoScribe. We fulfilled remaining orders for MesoScribe products during 2024,completed the sales of the equipment assets and ceased operations as of September 30, 2024.

Products and Technology

Chemical Vapor Deposition/Infiltration – Chemical vapor deposition is a method of coating or growing material through a chemical disassociation and recombination at elevated temperatures onto or within pores of a substrate material. A single or collection of gases or vapor introduced on to the surface or into pores of a substrate material that is heated to such a degree that the gases decompose and deposits a desired layer onto and or into a substrate material. Chemical vapor infiltration (CVI) is a variant of a chemical vapor deposition process that is performed at low pressures to allow for coating the internal surfaces of a porous material. Using heat and low pressure, precursor vapors penetrate the pores/fiber of the material and deposit to form a conformal coating on the internal surfaces. Both processes are accomplished by combining appropriate gases in a reaction chamber, of the kind we manufacture, at elevated temperatures (typically 500° to 2,500° Celsius). Our chemical vapor deposition and CVI systems are complete and include all necessary heating techniques, precise control instrumentation, gas delivery and abatement subsystems and components and include state-of-the-art proprietary process control software. We provide both standard and emerging applications specified products. Some of the standard systems we offer are for SiC, GaN, Aluminum Nitride (AlN), CMCs, silicon (Si), CNT, graphene, silicon nanowires. The systems are sold under the CVD and FirstNano product brands.

Physical Vapor Transport (PVT) – While the PVT150 was officially launched for production in 2022, we have sold PVT systems in prior years and have pioneered both resistive heating and more effectively inductively heated PVT systems. The PVT150 system was specifically designed to address the SiC crystal growth market for 150 mm substrates or wafers. Designed to provide enhanced process parameter control it allows existing and future customers the ability to tightly control and monitor the crystal growth process for 150mm substrates. A 200 mm version called the PVT200 was developed during 2023, and the first order was received in February 2024 and delivered in 2024. The crystal growth technique utilized a high temperature furnace to vaporize from seed granular material of SiC and further deposit out in an ordered crystal structure onto substrate wafer. The process takes days to over a week to complete and yield a SiC crystal ready for further processing into wafers.

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

While patent, copyright and trademark protections for our intellectual property are important to different degrees for our various products and solutions, we believe our future success in highly dynamic markets is most dependent upon the technical competence and creative skills of our personnel and our ability to accelerate the commercialization of next generation intellectual properties. We strive to protect our trade secrets and other proprietary information through non-disclosure agreements with our customers, suppliers, employees and consultants and other security measures.

Research and Development

We develop new products based on market analysis or by customer request. The technology included in our product development includes mechanical hardware, software and controls systems and overall configuration. Our research and development activities over have yielded a wealth of technology from which systems and solutions can be derived from and productized. Together with a number of leading universities and startup companies with whom we partner from time to time, we conduct research on Si deposition for both aerospace Si bond coat and microelectronic applications, SiC growth, the growth and infiltration of carbon nanotubes, graphene and nanowires as well as on selected aerospace manufacturing processes. Our intention is that together with customers and universities, we will leverage our collective expertise in this field, which we believe will allow us to capitalize on commercial opportunities in the future.

Markets and Marketing

We serve multiple emerging and mature global markets including compound semiconductor high power electronics, aerospace, defense, battery energy storage, silicon and other microelectronic and micromechanical devices, semiconductor, universities, and research centers. Due to the highly technical nature of our products, we believe it is essential to engage with customers directly through our sales personnel, our network of domestic and international independent sales representatives, and distributors specializing in the type of equipment, products, and services that we sell. Our primary marketing activities include direct sales engagement, participation in trade associations and trade shows and our internet websites. We expanded our marketing activities through attendance at key tradeshows and online marketing.

Customers

Our systems and products are used in both production applications and advanced materials research. We market and sell primarily to companies that are the engaged in producing aerospace gas turbine jet engine component material, defense, compound semiconductor wafers, battery energy storage, silicon and other microelectronic and micromechanical devices, semiconductor, universities and research centers. We have both a domestic and international customer base.

Given the complexity and magnitude of the systems we sell, revenue from a single customer in any one year can exceed 10% of our total sales. During the year ended December 31, 2024, one customer represented 29.5% of our revenues, while in 2023 three customers represented 14.3%, 13.5% and 10.9% of our revenues. While we believe that our relationships with these customers are generally positive, the loss of a large customer would have to be replaced by others, and our inability to do so could have a material adverse effect on our business and financial condition.

For the year ended December 31, 2024, approximately 4.3% of our revenues were generated by sales to customers outside the U.S., compared to approximately 17.2% for the year ended December 31, 2023.

Competition

We can experience intense direct competition from both domestic and international competitors in all our product segments. Our CVD Equipment product lines, including FirstNano, target multiple markets and both production and research customers. Competition is substantial in both the production applications and research. In production application, competition comes from larger companies offering enhanced services. In research applications, the competition comes from small companies that compete with us mostly on price. We are aware of other competitors that offer a substantial number of products and services comparable to ours. Many of our competitors (including customers who may elect to manufacture systems for internal use) have financial, marketing and other resources greater than our own. To date, we believe that each of our product and service segments has been able to compete favorably in markets that include these competitors, primarily based on know-how, technical performance, quality, delivery, price and aftermarket support. We continue to focus on products, which serve markets that are growing and where we have a technical and commercially competitive advantage.

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

Backlog

As of December 31, 2024, our backlog was approximately $19.4 million, compared to $18.4 million as of December 31, 2023, an increase of $1.0 million. Our backlog at December 31, 2024 consists of approximately $17.4 million remaining performance obligations for system contracts in progress and not yet started and the balance of approximately $1.9 million represents other non-system orders received from customers. The timing for completion of backlog varies depending on the product mix and can be as long as two years or as short as 30-60 days.

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

Human Capital

We consider our employees a vital asset to our business and strive to ensure we foster a work environment of respect, communication, objective orientation, and personal life balance. We believe this results in a higher level of employee satisfaction and hence improved performance and employment longevity. On December 31, 2024, we had 118 employees. We had 58 employees in manufacturing, 30 in engineering (including research and development and efforts related to product improvement), 5 in field service, 10 in sales and marketing and 15 in general management, maintenance and administration, compared to 128 employees as of December 31, 2023. None of our employees were subject to a collective bargaining agreement.

The implementation of our business strategy depends on our ability to hire, train, and retain qualified and diverse professionals, and we must emphasize employee development and training to do so. We are committed to identifying and developing the talents of our next generation of managers and intend to establish a strong succession-planning program for our critical positions, including internships for technical and engineering resources from local universities. Moreover, a key strategic focus of our management team is to foster and maintain a strong and healthy culture, where collaboration to achieve results and focus on the success of our customers and shareholders is paramount.

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

During 2024, one customer represented 29.5% of our total revenues. The loss of a major customer would have to be replaced by others, and our inability to do so may have a material adverse effect on our business and financial condition. We expect that contracts or orders from a relatively limited number of customers will, at times, continue to account for a substantial portion of our business. The mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If any major customer did not place orders, or if they substantially reduced, delayed, or cancelled orders, we may not be able to replace the business in a timely manner or at all, which can and has had a material adverse effect on our results of operations and financial condition.

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

Our backlog includes orders for customized systems including our chemical vapor deposition equipment and furnaces which are built to client specifications. These customized systems can have prices up to several million dollars, depending on the configuration, specific options included and any specific requirements of the customer. Because our orders are subject to cancellation or delay by the customer, our backlog at any point in time is not necessarily representative of actual sales for succeeding periods, nor does our backlog provide any assurance of achievement of revenues or that we will realize a profit from completing these orders. Our financial position and results of operations could be materially and adversely affected should any large system order be cancelled prior to shipment or not be accepted by the customer due to alleged non-conformity with product specifications or otherwise. Likewise, a significant change in the liquidity or financial position of any of our customers that purchase large systems, could have a material impact on the collectability of our accounts receivable and our future operating results. Our backlog does not provide any assurance that we will realize a profit from those orders or indicate in which period revenue will be recognized.

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

Because a material portion of our revenues are traditionally derived from international customers, our operating results could be negatively affected by a decline in the economies of any of the countries or regions in which we do business. Each region can exhibit unique characteristics, which can cause capital equipment investment patterns to vary significantly from period to period. Periodic local or international economic downturns, trade balance issues and political instability including trade disruptions and the imposition of tariffs, as well as fluctuations in interest and currency exchange rates. Any significant increases in tariffs on a broad array of goods, could negatively affect our business and results of operations.

The majority of our sales to date have been primarily priced in U.S. dollars. While our business has not been materially affected in the past by currency fluctuations, there is a risk that it may be materially adversely affected in the future. Such risks include possible losses due to both currency exchange rate fluctuations and from possible social and political instability.

United States trade policies that restrict imports or increase import tariffs may have a material adverse effect on our business.

There have been significant changes and proposed changes in recent years to U.S. trade policies, tariffs, and treaties affecting imports. Any significant increases in tariffs on a broad array of important goods, could negatively affect our business and results of operations.

In response to the tariffs announced by the U.S., China and other countries have imposed or proposed additional tariffs on certain exports from the United States. There is current uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs and we cannot predict whether, and to what extent, U.S. trade policies will change in the future, including as a result of changes by the new U.S. presidential administration. A significant proportion of our materials and components are manufactured in China and other regions outside of the United States. Accordingly, such U.S. policy changes have made it and may continue to make it difficult or more expensive for us to obtain certain products manufactured outside the United States, which could affect our revenue and profitability. Any of these factors could depress economic activity and restrict our access to suppliers or customers and could have a material adverse effect on our business, financial condition, and results of operations.

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

Supply chain delays and cost increases that may adversely affect our business, including potential cost increases from the imposition of tariffs.

Geopolitical developments across Europe and Asia have and may continue to restrict our ability to procure raw materials and components such as nickel and integrated circuits. Since 2021, we have experienced increased costs on certain components as well as delays in supply chain delivery, which may also impact our ability to recognize revenue and reduce our gross profit margins, as well as extend our manufacturing lead times and reduce our manufacturing efficiencies. In addition, political and trade tensions have resulted in the imposition of tariffs which may affect our supply chain and the costs of components and materials. . Any significant increases in tariffs on components and materials that we purchase could negatively affect our business and results of operations. We have begun placing orders with more lead time to help mitigate the manufacturing delays, as well as assessing other suppliers or components to attempt to mitigate the potential cost impacts In addition, we are utilizing our in-house flexible manufacturing to attempt to further mitigate both potential schedule delivery delays and material cost increase, as well as increasing sales prices. While we have taken actions to mitigate the potential negative impacts to our revenue and profitability, there can be no assurance of the ultimate impact and the length of time that the supply chain factors, including tariffs, may impact our revenues and profitability.

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

Our manufacturing facilities in Central Islip, New York and Saugerties, New York could be affected due to multiple weather risks, including risks to our Central Islip facility from hurricanes and similar phenomena.

Our manufacturing facilities are in Central Islip, New York and Saugerties, New York and could be affected by multiple weather risks, most notably hurricanes for our Central Islip facility which is located on Long Island, New York. Although we carry property and casualty insurance and business interruption insurance, future possible disruptions of operations or damage to property, plant and equipment due to hurricanes or other weather risks could result in impaired production and affect our ability to meet our commitments to our customers and impair important business relationships, the loss of which could adversely affect our operations and profitability. We do, however, maintain a backup power source at our Central Islip facility.

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

While we have concluded that, as of December 31, 2024, our disclosure and reporting controls were effective as included in Part II, Item 9A, there can be no assurance that material weaknesses will not be identified in the future. If we do identify material weaknesses in our internal controls over financial reporting in the future, our ability to analyze, record and report financial information free of material misstatements, and to prepare our financial statements within the time periods specified by the rules and forms of the SEC, may likely be adversely affected.

We have and may continue to be required to take impairment charges on assets.

We are required to assess our long-lived assets, consisting of our property, plant and equipment, for recoverability and impairment whenever there are indicators or impairment, such as an adverse change in business climate.

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

To manage our material risks from cybersecurity threats and to protect against, detect, and prepare to respond to cybersecurity incidents, we undertake the below listed activities:

●	Monitor emerging data protection laws and implement changes to our compliance processes;
●	Conduct periodic cybersecurity assessments for employees who use our system to evaluate training needs;
●	Conduct onboarding and cyber security training for all employees on an ongoing basis;
●	Conduct regular phishing email simulations for all employees; and
●	Carry cybersecurity risk insurance that protects against the potential losses from a cybersecurity incident.

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

We decide whether and how risks from cybersecurity threats have or are reasonably likely to affect our financial position, results of operations, and cash flows under the heading “Risk related to cybersecurity, intellectual property and regulatory compliance,” which is included as part of Item 1A. Risk Factors of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.

Item 2.	Properties

Our corporate headquarters, research and development, manufacturing and process coating facilities as of December 31, 2024 are as follows:

Owned Locations	Size (sf)	Segment	Mortgage/Loan	Principal use
Central Islip, NY	128,000	CVD Equipment / MesoScribe	No	Corporate headquarters; R&D; Manufacturing

Saugerties, NY	22,000	SDC	No	Manufacturing; Administration

Item 3.	Legal Proceedings.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “CVV”.

Dividend Policy

We have never paid dividends on our common stock, and we do not anticipate paying dividends on common stock at the present time. We currently intend to retain earnings, if any, for use in our business. There can be no assurance that we will ever pay dividends on our common stock. Our dividend policy with respect to our common stock is within the discretion of the Board of Directors and its policy with respect to dividends in the future will depend on numerous factors, including earnings, financial requirements, and general business conditions.

Stockholders

As of March 18, 2025, there were approximately 55 holders of record and approximately 3,544 beneficial owners of our common stock.

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

During 2024:

●	Revenue increased by $2.8 million or 11.5% as compared to the prior year due to increases in revenues from aerospace and industrial contracts in progress and our SDC segment that was partially offset by lower revenues of spare parts and lower revenues from Tantaline that was sold in May 2023.

●	Gross margin increased by $1.3 million or 24.8% as compared to the prior year due to higher revenues and improved margins on contracts in process offset by a $1.3 million non-cash charge to reduce certain PVT inventory to net realizable value.

●	Total bookings for 2024 were approximately $28.1 million as compared to $25.8 million in 2023, an increase of $2.3 million or 8.9%.

●	Bookings in 2024 included a $10.0 million multisystem order from an industrial customer that will be used to deposit a silicon carbide protective coating on OEM components.

●	Bookings in 2024 also included a $3.5 million order from a major aerospace company for the production of CVI systems. This is the fifth system purchased by this customer that will be used by our customer to manufacture CMCs for their gas turbine jet engines.

●	Our backlog increased from $18.4 million to $19.4 million, an increase of $0.8 million or 4.9%.

●	Cash balance at December 31, 2024 was $12.6 million as compared to $14.0 million at December 31, 2023

Business Update

Our core strategy is to focus on growth end markets in applications related to aerospace, microelectronics including markets related to the “electrification of everything,” and industrial applications. With respect to aerospace, our systems are being used by our customers to produce ceramic matrix composite materials (“CMCs”) that will be used in next generation gas turbine jet engines with the objective of reducing jet fuel consumption and to produce specialty coatings for advanced high temperature environments.

The phrase “electrification of everything” refers to the shift from fossil fuels to the use of electricity to power devices, buildings, electric vehicles (“EVs”), and many other applications.

Our current strategy yielded multisystem orders of PVT150 equipment in 2023 and 2022 that were delivered to one company that planned to use our systems to manufacture silicon carbide wafers. Although we continue to invest in our vision for the “electrification of everything,” we have observed lower-than-anticipated industrywide electric vehicle sales which may reduce demand for silicon carbide and impact sales of our PVT systems. In addition, the current global over capacity of 150 mm silicon carbide wafers has reduced the market for 150 mm silicon carbide growth systems.

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

During 2022, we also received an order from an aerospace company for a production chemical vapor infiltration (CVI) system that will be used to manufacture CMCs for gas turbine jet engines. In 2023, we received an order from the same aerospace company for an additional three CVI systems and in November 2024 we received an order from the same aerospace company for an additional CVI system.

In February 2024, we received a multisystem order from an industrial customer for approximately $10.0 million that will be used for depositing a silicon carbide protective coating on OEM components and the units are expected to be delivered over 18 to 24 months period.

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

Results of Operations

Years Ended December 31, 2024 and 2023

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the years ended December 31, 2024, and 2023 and the period-over-period dollar and percentage changes for those line items (in thousands, except percentages).

	December 31, 2024	December 31, 2023	Change	Percent

Revenue	$26,876	$24,109	$2,767	11.5%

Cost of revenue	20,545	19,038	1,507	7.9%

Gross profit	6,331	5,071	1,260	24.8%

Operating expenses
Research and development	2,627	2,596	31	1.2%
Selling	1,656	1,632	24	1.5%
General and administrative	5,181	5,451	(270)	(5.0%)
Gain on sales of equipment	(717)	-	(717)	*
Loss on disposition of Tantaline	-	162	(162)	*
Impairment charge	-	111	(111)	*

Total operating expenses	8,747	9,952	(1,205)	(12.1%)

Operating loss	(2,416)	(4,881)	2,465	50.5%

Other income (expense):
Interest income	559	577	(18)	(3.1%)
Interest expense	(19)	(23)	4	(17.4%)
Foreign exchange income	-	42	(42)	*
Other income	2	91	(89)	*
Total other income, net	542	687	(145)	(21.1%)

Loss before income tax	(1,874)	(4,194)	2,320	(55.3%)

Income tax expense (benefit)	24	(14)	38	*

Net loss	$(1,898)	$(4,180)	$2,282	54.6%

* Not meaningful

Revenue

	December 31, 2024	December 31, 2023	Change	Percent
CVD Equipment	$18,288	$16,334	$1,954	12.0%
SDC	8,444	7,139	1,305	18.3%
MesoScribe	778	722	56	7.8%
Tantaline	-	462	(462)	(100.0%)
Intersegment sales elimination	(634)	(548)	(86)	15.7%
Total	$26,876	$24,109	$2,767	11.5%

Our revenue for the year ended December 31, 2024 was $26.9 million compared to $24.1 million for the year ended December 31, 2023, an increase of $2.8 million or 11.5%.

The increase in revenue versus the prior year period was primarily attributable to higher revenue of $1.9 million from our CVD Equipment segment and a $1.3 million increase in revenue from our SDC segment, offset by lower Tantaline revenues of $0.5 million that was sold in May 2023. Revenue from one aerospace customer for the year ended December 31, 2024 represented 29.5% of our total revenues and 43.4% of CVD Equipment segment revenues.

The revenue contributed by our CVD Equipment segment for the year ended December 31, 2024 of $18.3 million represented 68.1% of overall revenue as compared to $16.2 million (net of intersegment sales of $0.1 million) or 67.8% of overall revenue for the year ended December 31, 2023. The increase in external revenues of $2.1 million or 11.3% resulted principally from increases in revenues from aerospace and industrial contracts in progress offset in part by lower revenue for PVT150/200 systems and spare parts.

The revenue contributed by our SDC segment for the year ended December 31, 2024 of $7.8 million (net of intersegment sales of $0.6 million) represented 29.1% of overall revenue as compared to $6.7 million (net of intersegment sales of $0.4 million) or 27.8% of overall revenue for the year ended December 31, 2023. External revenue for our SDC segment increased by $1.1 million or 16.4% due to higher demand for gas delivery system products as compared to the prior period.

The revenue contributed by our MesoScribe segment for the year ended December 31, 2024 of $0.8 represented 2.9% of our overall revenue as compared to $0.7 million or 3.0% of overall revenue for the year ended December 31, 2023. MesoScribe fulfilled its final orders during 2024 and ceased operations.

Our order backlog at December 31, 2024 was approximately $19.4 million as compared to December 31, 2023 of $18.4 million. Our order backlog at December 31, 2024 consists of approximately $17.4 million related to remaining performance obligations of contracts in progress and not yet started and the balance of approximately $1.9 million represents other orders received from customers. As of December 31, 2024, one industrial customer represented 41.8% of our backlog and one aerospace customer represented 27.1% of our backlog. Historically, our revenues and orders have fluctuated based on changes in order rate as well as other factors in our manufacturing process that impacts the timing of revenue recognition. Accordingly, orders received from customers and revenue recognized may fluctuate from quarter to quarter.

Gross Profit

Gross profit for the year ended December 31, 2024 amounted to $6.3 million, with a gross profit margin of 23.6%, compared to a gross profit of $5.1 million and a gross profit margin of 21.0% for the year ended December 31, 2023. The increase in gross profit of $1.3 million was primarily due to higher revenues as well as improved margins on CVD contracts in progress and final MesoScribe sales that was partially offset by a $1.3 million non-cash charge to reduce certain PVT inventory to net realizable value.

Research and Development

For the year ended December 31, 2024, research and development expenses were $2.6 million, or 9.8% of revenue as compared to $2.6 million, or 10.8% for the year ended December 31, 2023. There were no significant changes in research and development expenses as compared to the prior year.

General engineering support and expenses related to the development of more standard products and value-added development of existing products are reflected as part of research and development expense. General engineering support and expenses are charged to costs of goods sold when work is performed directly on a customer order.

Selling

Selling expenses were $1.7 million or 6.2% of the revenue for the year ended December 31, 2024 as compared to $1.6 million or 6.8% for the year ended December 31, 2023. There were no significant changes in selling expenses as compared to the prior year.

General and Administrative

General and administrative expenses for the year ended December 31, 2024 were $5.2 million or 19.3% of revenue compared to $5.4 million or 22.6% of revenue for the year ended December 31, 2023, a decrease of $0.3 million. The decrease in 2024 was due to lower employee compensation and lower professional fees.

Gain on Sales of Equipment

During 2024, we recognized a gain of $0.6 million on the sale of equipment related to MesoScribe representing the sale price of $0.8 million less the costs of the equipment sold of $0.2 million. We also recognized a gain of $42,000 on the sale of equipment by our CVD Equipment.

Loss on Disposition of Tantaline

This expense of $162,000 represents the net loss on the sale of our Tantaline subsidiary including professional fees. This disposition was completed in 2023.

Impairment Charge

This expense represents the loss on the impairment of certain assets of MesoScribe based on the decision to wind down its operations made in 2023.

Other Income, Net

Other income, net was $0.5 million for the year ended December 31, 2024 as compared to other income, net of $0.7 million for the year ended December 31, 2023. Other income is principally interest income on treasury bills.

Income Taxes

Income tax expense (benefit) for the years ended December 31, 2024 and 2023, was $24,000 and $(14,000) respectively. We continue to evaluate for potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, by reviewing our economic models, including projections of future operating results.

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

Any significant increases in tariffs on goods that we purchase could negatively affect our business and results of operations by increasing the cost to manufacture our products.

Liquidity and Capital Resources

As of December 31, 2024, we had aggregate working capital of $13.9 million compared to aggregate working capital of $14.3 million at December 31, 2023. Our cash and cash equivalents at December 31, 2024 and 2023 were $12.6 million and $14.0 million, respectively.

Net cash used in operating activities during 2024 was $1.5 million and was principally due to the net loss of $1.9 million and reductions in contract assets and liabilities of $2.4 million, offset by a reduction in inventory of $0.6 million, and non-cash items of $2.6 million including a provision for excess and obsolete inventory of $1.6 million.

Net cash provided by investing activities for the year ended December 31, 2024 consisted of proceeds from the sales of equipment of $0.2 million offset by capital expenditures of $0.1 million.

Net cash used in financing activities for the year ended December 31, 2024 consisted of repayments of $0.1 million for an equipment loan.

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

We consider the following estimates within our significant accounting policies to be critical because of their complexity and the high degree of judgment involved in maintaining them. See Note 2 – “Summary of Significant Accounting Policies” of our Consolidated Financial Statements for additional information regarding our accounting policies

Revenue Recognition

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

The consolidated financial statements required by this item are included in this Annual Report on Form 10-K beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures. We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 13d-15(e) under the Exchange Act of 1934, as amended, (the “Exchange Act”)). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2024.

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

Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013)”. Management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on the criteria established by the COSO Internal Control Framework.

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

Background and Experience of Directors

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Nominating, Governance and Compliance Committee focused primarily on each person’s background and experience as reflected in the information discussed in each of the directors’ individual biographies set forth immediately below. We believe that our directors provide an appropriate mix of experience and skills relevant to the size and nature of our business. As more specifically described in such person’s individual biographies set forth below, our directors possess relevant and industry-specific experience and knowledge in the engineering, financial and business fields, as the case may be, which we believe enhances the Board’s ability to oversee, evaluate and direct our overall corporate strategy. The Nominating, Governance and Compliance Committee annually reviews and makes recommendations to the Board regarding the composition and size of the Board so that the Board consists of members with the proper expertise, skills, attributes, and personal and professional backgrounds needed by the Board, consistent with applicable regulatory requirements.

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

The Nominating, Governance and Compliance Committee does not have a formal policy on diversity, however, in recommending directors, the Board and the Committee consider the specific background and experience of the Board members and other personal attributes in an effort to provide a diverse mix of capabilities, contributions and viewpoints which the Board believes enables it to function effectively as the Board of Directors of a company with our size and the nature of our business.

The following table sets forth the names, ages and positions with the Company of each of our directors and executive officers, as of March 19, 2025.

Name	Age	Position(s) with the Company
Emmanuel Lakios	63	Chief Executive Officer, President, Director
Lawrence J. Waldman	78	Chairman of the Board of Directors, Chairman-Audit Committee
Robert M. Brill	78	Director, Chairman – Nominating, Governance, and Compliance Committee
Ashraf Lotfi	64	Director, Chairman – Compensation Committee
Debra Wasser	60	Director
Andrew Africk	58	Director
Richard A. Catalano	65	Chief Financial Officer, Executive Vice President, Secretary and Treasurer
Kevin R. Collins	59	Vice President and General Manager of SDC
Jeffrey A. Brogan	55	Vice President of Sales and Marketing
Maxim S. Shatalov	54	Vice President of Engineering and Technology
Warren D. Cheesman	52	Vice President of Manufacturing Operations

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

Mr. Waldman is a member of the board of directors of Comtech Telecommunications Corporation since August 2015 and Lead Independent Director from December 2021 through March 2024. He serves as the chairperson of Comtech’s Audit Committee. Mr. Waldman is a member of the board of directors and Lead Independent Director and Audit Committee Chairperson at APYX Medical Corporation, a Nasdaq-listed advanced energy medical technology company. Mr. Waldman serves as a Senior Advisor at First Long Island Investors, LLC since 2016 and was previously an Advisor to the accounting firm of EisnerAmper LLP following his role as Partner-in-Charge of Commercial Audit Practice Development for Long Island. Mr. Waldman served as the Managing Partner of the Long Island office of KPMG LLP from 1994 through 2006, the accounting firm where he began his career in 1972. During his tenure at KPMG, Mr. Waldman served as audit partner to a number of public and privately held technology companies.

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

Mr. Waldman was Chairman of the Supervisory Committee of Bethpage Federal Credit Union and previously served as the Chairman of the Audit Committee of the State University of New York’s (“SUNY”) Board of Trustees, the largest state university system in the United States. Mr. Waldman previously served as Chairman of the Audit and Finance Committee Board of Trustees of the Long Island Power Authority (“LIPA”), the second largest government utility in the United States, and as the Chairman of the Board. Mr. Waldman also served as an adjunct professor at Hofstra University, teaching graduate courses in advanced accounting theory and advanced auditing. Mr. Waldman is a certified public accountant in New York State. He is a member of the American Institute of Certified Public Accountants and the New York State Society of CPAs. Mr. Waldman holds a Bachelor of Science and a Master of Business Administration from Hofstra University in Hempstead, New York.

Mr. Waldman qualifies to serve as a director, Audit Committee Chairman and Lead Independent Director because of his significant experience leading public company boards, his extensive relevant industry and financial and accounting expertise.

Dr. Robert M. Brill was appointed a Director of the Company on March 5, 2021. Dr. Brill was co-founder and managing partner of Newlight Management from 1997 to 2019, which managed venture capital funds that focused on early-stage technology companies. Prior to co-founding Newlight, Dr. Brill was a general partner of Poly Ventures, a Long Island based venture capital fund. Dr. Brill is a member of the Board of Directors of the Long Island Angel Network and one private company. Dr. Brill has also previously served on the Board of Directors of multiple public and private companies. Dr. Brill has been the CEO of both public and private companies. Dr. Brill served as General Manager of Harris Corporation’s CMOS Semiconductor Division. He also held various technical and management positions at IBM’s semiconductor operation. Dr. Brill holds a Ph.D. in nuclear physics from Brown University and a B.A. and a B.S. in Engineering Physics from Lehigh University. Dr. Brill had previously served on the Company’s Board from April 2018 until October 2019.

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

Debra Wasser was elected as a member of the Board of Directors on July 13, 2023. Ms. Wasser currently serves as Vice President of Investor Relations for Etsy, Inc. (Nasdaq: ETSY), the global marketplace for unique and creative goods. She is responsible for Etsy’s external shareholder relationships, with a focus on corporate and financial reporting, driving increased analyst coverage and investor connectivity, effective corporate messaging, strategic investor targeting, and governance engagement with the financial community. Ms. Wasser has led investor and broad internal and external communications strategies on multiple financial transactions and offerings, and a host of product and technology launches and marketing initiatives.

Prior to joining Etsy in April 2018, Ms. Wasser led Edelman’s Investor Relations practice in the U.S. and advised boards of directors and senior managements of public companies on strategic communications including investor relations, financial and corporate public relations, transaction communications, crisis communications and leadership positioning.

Prior to joining Edelman in 2015, Ms. Wasser was Senior Vice President, Investor Relations & Corporate Communications for semiconductor equipment provider Veeco Instruments, Inc. (Nasdaq: VECO) for over 15 years. While at Veeco, Ms. Wasser created and implemented a global investor relations program to raise visibility and deepen ownership to reflect business trends. She led effective communications strategy through positive periods of growth, over a dozen merger and acquisition transactions, a highly successful secondary equity offering, and new market opportunities.

Prior to joining Veeco, Ms. Wasser was Vice President of Dewe Rogerson Inc. where she ran the firm’s U.S. investor relations client base, focused on healthcare/biotech, high-tech, consumer products, financial services, publishing, and general industry. During her tenure at the firm, Ms. Wasser serviced clients across the globe and helped grow the firm from four to 80 employees. Deb has a B.S. in Communications and Business from The State University of New York at Albany.

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

Andrew Africk was appointed as a member of the Board of Directors on May 28, 2024. Mr. Africk is the founder of Searay Capital LLC, a private investment company. Mr. Africk established Searay Capital in July 2013 after 21 years leading private equity and capital markets investments for Apollo Global Management. As a Senior Partner at Apollo, Mr. Africk was responsible for investments in technology and communications, and he has 30 years of experience financing, analyzing and investing in public and private companies. In the last five years, Mr. Africk has served on the board of directors of ADT Inc., which provides residential and commercial security systems and services. Additionally, Mr. Africk serves on the Board of Advisors of the University of Pennsylvania School of Engineering and Applied Science. Mr. Africk graduated from UCLA with a B.A. in Economics, from the University of Pennsylvania Law School with a J.D., and from the University of Pennsylvania’s Wharton School of Business with an MBA.

Mr. Africk has extensive board experience including previously serving on the board of directors of ADT Inc., and numerous boards of technology companies while a Senior Partner at Apollo.

Richard A. Catalano was appointed as the Company’s Vice President and Chief Financial Officer effective as of August 30, 2022. Mr. Catalano began his career at KPMG LLP and became an audit partner in 1993. Throughout his over 35 years as an audit professional at KPMG LLP, Mr. Catalano advised a diverse array of clients through private equity financed transactions, merger-related accounting, and filings with the U.S. Securities and Exchange Commission. Towards the later part of his tenure, Mr. Catalano served as the leader of KPMG LLP’s Metro New York Healthcare and Life Sciences Practice and then co-led KPMG’s Global Audit Methodology Group. Mr. Catalano is a Certified Public Accountant in New York State and received a Bachelor of Business Administration in accounting from Hofstra University.

Kevin R. Collins is the Vice President and General Manager of SDC, Mr. Collins served as the General Manager of SDC since 1999. From 1990 to 1999 he was employed by Stainless Design Corp. as Manager of Field Operations and Product Development Advisor. Mr. Collins attended Columbia University School of Engineering and Applied Science.

Dr. Jeffrey Brogan was appointed as Vice President Sales and Marketing for the Company on March 23, 2021. Previously he was Director of Sales and Marketing for CVD Materials Corporation since November 2017 with General Management responsibilities of CVD MesoScribe Technologies Corporation. Dr. Brogan served as the President and CEO of MesoScribe Technologies, Inc., spearheading its sale to CVD in 2017. He has over 25 years of experience serving aerospace and defense industries with expertise in strategic sales & marketing, technology management, and advanced Research & Development. He received his PhD in Materials Science and Engineering from Stony Brook University in 1996.

Dr. Maxim S. Shatalov was appointed Vice President of Engineering and Technology in April 2018. Prior to CVD, Mr. Shatalov was employed by Sensor Electronic Technology Inc. (SETi) a LED company where he held multiple technical and management positions from 2006 through 2018. In 2017, Dr. Shatalov became Vice President of Technology responsible for UV LED technology and LED application development at SETi. Dr. Shatalov has over twenty years of experience in semiconductor research and devices and holds more than 12 U.S. patents.

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

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale and/or other dispositions of our securities by our directors, officers and employees, as well as their immediate family members and others who may have access to material nonpublic information concerning the Company, and that is designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Audit Committee

Our Board of Directors has an Audit Committee that currently consists of Lawrence J. Waldman, Chairman, Robert M. Brill, and Debra Wasser. During the fiscal year ended December 31, 2024, the Audit Committee held four meetings. Pursuant to the Audit Committee Charter, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and each such independent auditor shall report directly to the Committee. The Audit Committee also reviews with management and the independent auditors, our annual audited financial statements (including the disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the scope and results of annual audits and the audit and non-audit fees of the independent registered public accounting firm. Messrs. Waldman and Brill and Ms. Wasser are “independent” under the requirements of the NASDAQ Stock Market.

The Board of Directors has determined that Mr. Waldman is an “audit committee financial expert” as that term is defined in the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors, officers and ten percent shareholders. To our knowledge, based solely on our review of (a) the copies of such reports and amendments thereto furnished to us and (b) written representations that no other reports were required, during our fiscal year ended December 31, 2024, all of the filings for our officers, directors and ten percent shareholders were made on a timely basis.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation of our chief executive officer and chief financial officer, and our “named executive officers,” for the years ended December 31, 2024 and 2023.

Name and principal position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Stock Awards ($) (2)	All Other Compensation ($) (3)	Total ($)

Emmanuel Lakios	2024	415,000	-	-	-	20,744	435,744
President and Chief Executive Officer	2023	388,600	-	699,990	-	19,522	1,108,112

Richard Catalano Secretary, Chief	2024	283,800	-	-	-	26,772	310,572
Financial Officer and Executive Vice President	2023	274,700	-	233,330	-	27,201	535,231

Jeffrey A. Brogan	2024	206,000	25,000	-	-	7,578	238,578
Vice President Sales & Marketing	2023	203,300	-	139,998	-	7,863	351,161

(1)	Reflects cash bonuses under the Company’s Management Bonus Plan. Bonuses listed for a particular year represents amounts earned with respect to such year even though all or part of such amounts have been paid during the following year.

(2)	These columns represent the grant date fair value of the stock awards as calculated in accordance with FASB ASC 718 (Stock Compensation). The stock options granted in 2023 vest 25% per year over four years and have a ten-year life. There were no stock options granted in 2024 to the named executive officers

(3)	All other compensation consists of 1) 401(k) match in 2024 and 2023 of $10,350 and $9,900 for Emmanuel Lakios, $8,514 and $9,179 for Richard Catalano, and $6,930 and $7,863 for Jeffrey Brogan, respectively; and 2) health, life and disability insurance premiums in 2024 and 2023 of $10,394 and $9,622 for Emmanuel Lakios, $18,258 and $18,022 for Richard Catalano and $0 and $648 for Jeffrey Brogan.

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

In the event of the termination of the Lakios Agreement and Mr. Lakios’s employment thereunder, Mr. Lakios or his estate (in the event of his death) shall be entitled to (A) receive any unpaid base salary earned and accrued under the Lakios Agreement prior to the date of termination (and reimbursement for expenses incurred prior to the date of termination), (B) indemnification in accordance with any applicable indemnification plan, program, corporate governance document or other arrangement, and any vested rights pursuant to any insurance plan, benefit plan or retirement plan, and, except in the event of Mr. Lakios’s termination by the Company for Cause (as defined in the Lakios Agreement), (C) treatment of his stock option grants in accordance with the terms of the applicable plan and award agreement.

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

Equity Awards

From time to time, we grant equity awards, including stock options, to our employees, including our named executive officers. Historically, we have typically granted new-hire option awards on, or within the calendar quarter of, a new hire's employment start date and annual refresh employee option grants in the first quarter of each fiscal year, which refresh grants are typically approved at a regularly scheduled meeting of the Compensation Committee occurring in such quarter. Also, non-employee directors receive automatic grants of initial and annual stock option awards, at the time of a director’s initial appointment or election to the board and at the time of each annual meeting of our stockholders, respectively, pursuant to our non-employee director compensation policy, as further described under the heading, “2024 Director Compensation” below.

We do not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features. The Compensation Committee considers whether there is any material nonpublic information (“MNPI”) about our company when determining the timing of stock option grants and does not seek to time the award of stock options in relation to our public disclosure of MNPI. We have not timed the release of MNPI for the purpose of affecting the value of executive compensation.

During fiscal 2024, the Company did not grant any equity awards to its named executive officers.

Outstanding Equity Awards at December 31, 2024

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2024.

OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Options Exercisable	Number of Securities Options Unexercisable	Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity Incentive Plan Awards: Number of unearned shares or units that not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares or units that have not vested
Emmanuel Lakios	18,750	56,250	$14.11	3/23/2033	-	-	-	$-
	37,500	37,500	$5.02	8/17/2032
	75,000	25,000	$4.26	6/1/2031
	100,000	-	$10.30	2/6/2027

Richard Catalano	6,250	18,750	$14.11	3/23/2033	-	-	-	$-
	10,000	10,000	$5.42	8/30/2032

Jeffrey A. Brogan	3,750	11,250	$14.11	3/23/2033	-	-	-	$-
	7,500	7,500	$5.02	8/17/2032
	15,000	5,000	$4.01	7/15/2021
	20,000	-	$11.61	10/31/2027

2024 Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2024.

Name	Fees Earned or Paid in Cash	Option Awards	Restricted Stock Awards	Total

Lawrence J. Waldman	$113,000	-	$40,000	$153,000
Robert M. Brill	50,000	-	40,000	90,000
Debra Wasser	40,000	-	40,000	80,000
Ashraf Lotfi	42,500	-	40,000	82,500
Andrew Africk	23,736	-	23,738	47,474
Raymond A. Nielsen	30,435	-	40,000	70,435

On October 11, 2021, the Board of Directors, following the unanimous recommendation of the Board’s Compensation Committee, unanimously approved a director compensation plan, effective October 1, 2021 (the “Plan”). The Plan is based on the recommendations of an independent compensation consultant engaged by the Board’s Compensation Committee. Pursuant to the Plan, each director is entitled to Director Compensation, divided into the following pay components: (i) Annual Board of Directors cash compensation in the amount of $40,000 and (ii) an annual equity retainer in the amount of $40,000, to be automatically granted on the date of the Company’s annual meeting of shareholders. Additionally, a director serving as a chairman for the Board’s Compensation Committee or Nominating, Governance and Compliance Committee is entitled to annual chair compensation in the amount of $10,000. The director serving as the chairman for the Board’s Audit Committee is entitled to chair compensation in the amount of $25,000. Furthermore, the director serving as the Non-Executive Chairman is entitled to Board leadership compensation in the amount of $48,000.

Raymond A. Nielsen retired from the Board of Directors on August 9, 2024 and Andrew Africk was appointed to the Board of Directors on May 28, 2024.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 19, 2025, information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent (5%) of our common stock, (b) each of our directors, (c) each of the named executive officers, and (d) all directors and executive officers and executive employees as a group. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of March 19, 2025.

Name and Address of Beneficial Owner (1)	Amounts and Nature of Beneficial Ownership (2)		Percent of Class (%)

5% or Greater Shareholder: Leviticus Partners, L.P.	617,832		9.0

Directors and Executive Officers: Andrw Africk / ADA Partners LP	1,303,690	(4)	18.9
Emmanuel Lakios	256,358	(3)	3.7
Kevin R. Collins	102,437	(3)	1.5
Lawrence J. Waldman	80,221	(4)	1.2
Jeffrey A. Brogan	54,519	(3)	*
Robert M. Brill	33,006	(4)	*
Maxim Shatalov	30,000	(3)	*
Richard Catalano	22,500	(3)	*
Warren Cheesman	15,000	(3)	*
Ashraf Lotfi	14,811	(4)	*
Debra Wasser	14,306	(4)	*
All directors and executive officers and executive employees as a group (eleven persons)	1,926,848		28.0

* Less than 1% of the outstanding common stock or less than 1% of the voting power

(1)	The address of Messrs. Lakios, Waldman, Nielsen, Brogan, Brill, Shatalov, Catalano, Cheesman. Lotfi and Ms. Wasser is c/o CVD Equipment Corporation, 355 South Technology Drive, Central Islip, New York 11722. The address of Mr. Collins is c/o Stainless Design Concepts, 1117 Old Kings Highway, Saugerties, NY 12477. The address of Andrew Africk / ADA Partners is c/o Searay Capital, 111 West 67th Street, New York, NY 10023. The address of Leviticus Partners, L.P. is 200 Park Avenue, Suite 1700, New York, NY 10166.

(2)	All of such shares are owned directly with sole voting and investment power, unless otherwise noted below.

(3)	Does not include unvested options to purchase the following shares of our common stock: Lakios – 100,000; Collins – 17,500; Brogan – 20,000; Shatalov – 20,000; Catalano – 22,500; and Cheesman – 15,000

(4)	Does not include unvested restricted shares of our common stock: Waldman – 2,825; Africk – 2,825; Brill – 2,825; Lotfi – 2,825 and Wasser – 2,825. Does not include shares to be issued per Director compensation agreement related to the Annual Equity Retainer in the amount of $40,000, to be determined at the 2025 Annual Meeting of Shareholders.

Equity Compensation Plan Information Table

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance
Plan Category

Equity compensation plans approved by security holders	823,125	$8.24	183,128
Equity compensation plans not approved by security holders	—	N/A	—

Total	823,125	$8.24	183,128

(1)	Reflects aggregate options outstanding under our 2007 Share Incentive Plan, 2016 Equity Incentive Plan and 2022 Equity Incentive Plan.

(2)	Calculation is exclusive of the value of any unvested restricted stock awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons, promoters and certain control persons.

None.

Director Independence

The current members of our Board of Directors are Lawrence J. Waldman, Emmanuel Lakios, Andrew Africk, Robert M. Brill, Debra Wasser and Ashraf Lotfi. Messrs. Waldman, Africk, Brill and Lotfi and Ms. Wasser have been determined to be “independent” as defined under Rule 4200 of the Nasdaq Stock Market.

Item 14.	Principal Accountant Fees and Services.

The following presents fees for professional audit services rendered by Marcum, LLP, Certified Public Accountants, the Company’s independent registered public accounting firm for the years ended December 31, 2024 and 2023.

	2024	2023

Audit fees	$224,025	$236,076
Audit-related fees	25,750	55,002
All other fees	-	-
Total fees	$249,775	$291,078

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

3.1	**Certificate of Incorporation, dated October 12, 1982

3.2	**Certificate of Amendment of Certificate of Incorporation, dated April 25, 1985.

3.3	**Certificate of Amendment of Certificate of Incorporation, dated August 12, 1985.

3.4	**Certificate of Amendment of Certificate of Incorporation, dated June 30, 1989.

3.5	Certificate of Amendment of the Certificate of Incorporation, dated December 9, 2016 (Incorporated herein by reference the Company’s Current Report on Form 8-K filed on December 14, 2016).

3.6	Amended and restated By-laws of CVD Equipment Corporation, dated as of October 5, 2016 (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 11, 2016).

4.1	Description of the Company’s Securities (Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2020).

10.1	Lease Agreement, dated February 9, 2012, by and between FAE Holdings 411519R, LLC and the Company (Incorporated by reference from the Company’s Report on Form 10-Q filed with the Commission on May 15, 2012).

10.2	Assignment Agreement, dated February 9, 2012, by and between FAE Holdings 411519R, LLC and the Company (Incorporated by reference from the Company’s Report on Form 10-Q filed with the Commission on May 15, 2012).

10.3	Joint and Several Hazardous Material Guaranty and Indemnification Agreement, dated March 15, 2012, by and between FAE Holdings 411519R, LLC and the Company (Incorporated by reference from the Company’s Report on Form 10-Q filed with the Commission on May 15, 2012).

10.4	Guaranty of Payment, dated March 15, 2012, by the Company (Incorporated by reference from the Company’s Report on Form 10-Q filed with the Commission on May 15, 2012).

10.5	Agreement to Purchase and Sale, the building and real estate property located at 555 N Research Place, Central Islip, NY, dated March 29, 2021, by and between 555 N Research Corporation, a wholly-owned subsidiary of the Company, and Steel K, LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 13, 2021).

10.6	Employment Agreement, dated June 1, 2021, by and between Emmanuel Lakios, the Company’s President and Chief Executive Officer, and the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2021).

10.7	Employment Agreement, dated June 1, 2021, by and between Thomas McNeill, the Company’s Executive Vice President and Chief Financial Officer, and the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2021).

10.8	Assignment, Assumption and Amendment Agreement dated as of July 26, 2021, by and between Town of Islip Industrial Development Agency, 555N Research Corporation and Steel 555 NRP, LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A filed with the Commission on March 1, 2022).

10.9	Second Amended and Restated Lease and Project Agreement, dated as of July 1, 2021, by and between Town of Islip Industrial Development Agency and FAE HOLDINGS 411519R, LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A filed with the Commission on March 1, 2022).

10.10	Agency Compliance Agreement, dated as of July 1, 2021, by and between Town of Islip Industrial Development Agency, CVD Equipment Corporation and CVD Materials Corporation. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A filed with the Commission on March 1, 2022).

10.11	Amended and Restated Sublease Agreement, dated as of July 26, 2021, by and between FAE HOLDINGS 411519R, LLC, CVD Equipment Corporation and CVD Materials Corporation. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A filed with the Commission on March 1, 2022).

19	**Insider Trading Policy

21.1	List of Subsidiaries

23.1	**Consent of Marcum, LLP, Certified Public Accountants and Advisors, A Professional Corporation (S-8).

31.1	**Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	**Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	**Section 1350 Certification of Principal Executive Officer.

32.2	**Section 1350 Certification of Principal Financial Officer.

97	CVD Equipment Corporation Executive Compensation Clawback Policy (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on March 28, 2024).

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

DATE:	March 19, 2025

CVD EQUIPMENT CORPORATION

By:	/s/ Emmanuel Lakios
Name:	Emmanuel Lakios
Title:	President and Chief Executive Officer

By:	/s/ Richard Catalano
Name:	Richard Catalano
Title:	Executive Vice President, Chief Financial Officer and Secretary
Principal Financial and Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

NAME	POSITION	DATE

/s/ Emmanuel Lakios	President, Chief Executive Officer	3/19/2025
Emmanuel Lakios	(Principal Executive Officer)

/s/ Lawrence J. Waldman	Director, Chairman of the Board	3/19/2025
Lawrence J. Waldman

/s/ Andrew Africk	Director	3/19/2025
Andrew Africk

/s/ Robert M. Brill	Director	3/19/2025
Robert M. Brill

/s/ Ashraf Lotfi	Director	3/19/2025
Ashraf Lotfi

/s/ Debra Wasser	Director	3/19/2025
Debra Wasser

CVD EQUIPMENT CORPORATION AND SUBSIDIARies

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

CVD Equipment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CVD Equipment Corporation and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – Estimated Total Contract Costs

Description of the Matter

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company recognizes revenue from the sale of systems (“System Projects”) over time by using an input method based on costs incurred as it best depicts the Company’s progress toward satisfaction of the performance obligation. Under this method, revenue arising from such contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. The estimation of these costs requires judgment by the Company given the unique product specifications and requirements for contracts related to the design, development, and manufacture of the system. During the year ended December 31, 2024, the Company recognized approximately $22.1 million of revenue recognized over time.

Subjective judgment is required by management in determining the assumptions in estimating the estimated costs to complete on contracts for which revenue is recognized over time using a cost-to-cost model. Complex auditor judgment was required in evaluating initial cost estimates and expected costs to complete.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included the following:

●	Obtaining an understanding of management’s process in developing the cost estimates;
●	Obtain and review contracts to ensure that the recognition of revenue over time was appropriate;
●	Evaluating management’s ability to reasonably estimate costs by performing a comparison of the actual costs to prior period estimates, including evaluating the timely identification of circumstances that may warrant a modification to the estimated costs;
●	Evaluate management’s methodologies and the consistency of management’s methodologies over the life of the contracts;
●	Tested the original estimated costs and profit margins on System Projects by obtaining the original estimates, comparing the actual costs and profit margins to the original estimates and investigating significant changes; and
●	Tested the estimated costs to complete Systems Projects that were not completed during the year ended December 31, 2024 by comparing the estimated cost to complete at December 31, 2024 to actual cost incurred subsequent to December 31, 2024.

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2019.

Melville, NY

March 19, 2025

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2024 and 2023

(in thousands, except share amounts)

	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$12,598	$14,025
Accounts receivable, net of allowance for credit losses	2,149	1,906
Contract assets	2,226	1,604
Inventories	2,115	4,454
Other current assets	898	852
Total current assets	19,986	22,841

Property, plant and equipment, net	11,699	12,166
Other assets	1	18
Total assets	$31,686	$35,025

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$679	$1,203
Accrued expenses	2,236	1,765
Current maturities of long-term debt	87	81
Deposits from purchasers of MesoScribe assets – note 14	-	597
Contract liabilities	3,135	4,908
Total current liabilities	6,137	8,554

Long-term debt, net of current portion	181	268

Total liabilities	6,318	8,822

Commitments and contingencies (see note 15)

Stockholders’ equity:
Common stock - $0.01 par value – 20,000,000 shares authorized; issued and outstanding 6,881,838 at December 31, 2024 and 6,824,511 at December 31, 2023	69	68
Additional paid-in capital	29,757	28,695
Accumulated deficit	(4,458)	(2,560)
Total stockholders’ equity	25,368	26,203

Total liabilities and stockholders’ equity	$31,686	$35,025

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2024 and 2023

(in thousands, except per share amounts)

	2024	2023

Revenue	$26,876	$24,109
Cost of revenue	20,545	19,038

Gross profit	6,331	5,071

Operating expenses:
Research and development	2,627	2,596
Selling	1,656	1,632
General and administrative	5,181	5,451
Gain on sales of equipment	(717)	-
Loss on disposition of Tantaline	-	162
Impairment charge	-	111

Total operating expenses, net	8,747	9,952

Operating loss	(2,416)	(4,881)

Other income (expense):
Interest income	559	577
Interest expenses	(19)	(23)
Foreign exchange income	-	42
Other income	2	91
Total other income, net	542	687

Loss before income tax	(1,874)	(4,194)

Income tax expense (benefit)	24	(14)

Net loss	$(1,898)	$(4,180)

Loss per common share:
Basic	$(0.28)	$(0.62)
Diluted	$(0.28)	$(0.62)

Weighted average number of shares:
Basic	6,823	6,788
Diluted	6,823	6,788

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2024 and 2023

(in thousands, except share amounts)

	Common stock		Additional paid-in	Retained Earnings (Accumulated
	Shares	Par Value	Capital	Deficit)	Total

Balance at January 1, 2023	6,760,938	67	27,712	1,620	29,399
Net loss	-	-	-	(4,180)	(4,180)
Stock-based compensation	41,320	1	907	-	908
Exercise of stock options and issuance of shares	22,253	-	76	-	76
Balance at December 31, 2023	6,824,511	$68	$28,695	$(2,560)	$26,203
Net loss	-	-	-	(1,898)	(1,898)
Stock-based compensation	57,327	1	1,062	-	1,063
Balance at December 31, 2024	6,881,838	$69	$29,757	$(4,458)	$25,368

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2024 and 2023

(in thousands)

	2024	2023
Cash flows from operating activities:
Net loss	$(1,898)	$(4,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,063	908
Depreciation and amortization	684	792
Provision for excess and obsolete inventory	1,573	387
Provision for bad debt	13	-
Gain on sales of equipment	(717)	-
Loss on disposition of Tantaline	-	162
Impairment charge	-	111
Changes in operating assets and liabilities, net of effects of disposition of Tantaline and sales of equipment:
Accounts receivable	(256)	1,841
Contract assets	(622)	566
Inventories	646	(2,308)
Employee retention credit receivable	-	1,529
Other assets	(150)	(47)
Accounts payable	(524)	(154)
Accrued expenses	472	(679)
Contract liabilities	(1,773)	866
Net cash used in operating activities	(1,489)	(206)

Cash flows from investing activities:
Purchase of property and equipment	(106)	(418)
Net proceeds from sales of equipment	250	597
Net cash used in disposition of Tantaline	-	(312)
Net cash provided by (used in) investing activities	144	(133)

Cash flows from financing activities:
Payments of long-term debt	(82)	(77)
Proceeds from exercise of stock options	-	76
Net cash used in financing activities	(82)	(1)

Net decrease in cash and cash equivalents	(1,427)	(340)

Cash and cash equivalents at beginning of year	14,025	14,365

Cash and cash equivalents at end of year	$12,598	$14,025

Supplemental disclosure of cash flow information:
Income taxes paid	$3	$8
Interest paid	$19	$24
Inventory transferred to property, plant and equipment	$110	$-

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 1 – Business Description

CVD Equipment Corporation and its subsidiaries (the “Company”) is a New York corporation. Its principal business activities include designing, developing, and manufacturing a broad range of chemical vapor deposition, physical vapor transport, gas control, and other equipment and process solutions used to develop and manufacture materials and coatings for industrial applications and research. The Company’s products are used in production environments as well as research and development centers, both academic and corporate.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Liquidity

At December 31, 2024, the Company had $12.6 million in cash and cash equivalents. The Company anticipates that the existing cash and cash equivalents balance together with potential future income from operations, collections of existing accounts receivable, revenue from its existing backlog of products as of this filing date, the sale of inventory on hand, deposits and down payments against significant orders will be adequate to meet its working capital and capital equipment requirements, and its anticipated cash needs over the next 12 months from the date of issuance of these financial statements.

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

December 31, 2024 and 2023

Note 2 - Summary of Significant Accounting Policies (continued)

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

Under the over time method, revenue arising from fixed price contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. Incurred costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies, tools, repairs and depreciation costs. Contract material costs are included in incurred costs when the project materials have been purchased or moved to work-in-process, and installed, as required by the project’s engineering design. Cost based input methods of revenue recognition require the Company to make estimates of costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the costs to complete the projects, including materials, labor and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known and can be reasonably estimated. There were no material impairment losses recognized on contract assets during the year ended December 31, 2024 and 2023.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 2 - Summary of Significant Accounting Policies (continued)

Under ASC 606, payments received from customers in excess of revenue recognized to-date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because the Company believes these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide the Company with some measure of assurance that the customer will perform on its obligations under the contract.

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

For any system equipment sales where the equipment would have an alternative use or where the contract provisions of the contract preclude the use of over time revenue recognition, revenue is recognized at the point in time when control of the equipment is transferred to the customer. For the years ended December 31, 2024 and 2023, all system equipment sales were recorded over time by using an input method except for a) one contract that was recorded as revenue at the point in time the equipment was transferred to the customer during 2024 and b) one contract that was entered during 2024 and will be recognized as revenue after December 31, 2024 upon transfer of the equipment to the customer.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 2 - Summary of Significant Accounting Policies (continued)

The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process in which (1) the Company determines whether it is more likely than not the tax position will be sustained on examination by taxing authorities based on the technical merits of the position and (2) for those positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes potential interest and penalties related to uncertain tax positions in income tax expense.

The Company’s policy for global intangible low taxed income (“GILTI”) is to treat such amounts as a period cost when incurred.

Impairment of Long-Lived Assets and Intangibles

Long-lived assets consist primarily of property, plant, and equipment. Intangibles consist of patents, copyrights and intellectual property, licensing agreements and certifications. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists. If the asset is determined to be impaired, the impairment loss is measured on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

Cash and Cash Equivalents

The Company had cash and cash equivalents of $12.6 million and $14.0 million at December 31, 2024 and 2023, respectively. The Company invests excess cash in treasury bills, certificates of deposit or deposit accounts, all with original maturities of less than three months. Cash equivalents were $11.9 million and $12.1 million at December 31, 2024 and 2023, respectively.

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount in excess of the limit at December 31, 2024 and 2023 was $0.4 million and $1.5 million, respectively.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 2 - Summary of Significant Accounting Policies (continued)

Accounts receivable is presented net of an allowance for credit losses of $48,000, $36,000 and $36,000 as of December 31, 2024, 2023 and 2022, respectively. The allowance is based on prior experience and management’s evaluation of future economic conditions. Measurement of credit losses requires consideration of historical loss experience, including the need to adjust for changing business conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Future changes to the estimated allowance for credit losses could be material to our results of operations and financial condition. The provision for bad debt expense was $13,000 and $0 for the years ended December 31, 2024 and 2023, respectively.

The Company has accounts receivables from certain customers that exceed 10% of total accounts receivable. As of December 31, 2024, the accounts receivable balance includes amounts from three customers that represented 28.6%, 14.0% and 11.9% of total accounts receivable, and as of December 31, 2023, the accounts receivable balance includes amounts from three customers that represented 37.6%, 13.0% and 12.8% of total accounts receivable.

Sales Concentrations

Revenue to a single customer in any one year can exceed 10% of our total sales. There was one customer of the CVD Equipment segment in the year ended December 31, 2024 that represented 29.5% of our revenues, while there were three customers of the CVD Equipment segment in the year ended December 31, 2023 that represented 14.3%, 13.5% and 10.9% of our revenues. The loss of a large customer could have a material adverse effect on the Company’s business and financial condition.

Export sales to customers represented approximately 4.3% and 17.2% of sales years ended December 31, 2024 and 2023 respectively. Export sales in both 2024 and 2023 were primarily to customers in Europe and Asia. All contracts except those entered into by the Company’s subsidiary in Denmark are denominated in U.S. dollars. The Company has not entered into any foreign exchange contracts.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with the provisions set forth in ASC 718, “Stock Compensation”. ASC 718 requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards over the vesting period. The Company uses the Black-Scholes option-pricing model to compute the estimated fair value of option awards and includes assumptions regarding expected volatility, expected option term, dividend yields and risk-free interest rates. The value of restricted stock awards are based on the fair value on the date of the grant.

Shipping and Handling

It is the Company’s policy to include freight charges billed to customers in total revenue. The amount included in revenue was $73,000 and $55,000 for the years ended December 31, 2024 and 2023, respectively.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update expand annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. This update is effective for our annual report for fiscal year 2024, and interim periods thereafter, and was applied retrospectively to the fiscal year 2024 financial statements.. The Company adopted ASU 2023-07 in 2024 and the required disclosures are included in Note 13.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. The amendments further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU is effective for our annual report for fiscal year 2026, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the timing of adoption and impact of this ASU on our consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 2 - Summary of Significant Accounting Policies (continued)

In November 2024, the FASB issued ASU 2024-03, “Disaggregation of Income Statements Expenses (Subtopic 220-40),” to improve income statement expenses disclosure. The standard requires more detailed information related to the types of expenses, including (among other items) the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included within each interim and annual income statement’s expense caption, as applicable. This authoritative guidance can be applied prospectively or retrospectively and will be effective for financial statements issued for annual periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption on its consolidated financial statements.

The Company believes there is no additional new accounting guidance adopted, but not yet effective that is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

Note 3 – Revenue

The following table represents a disaggregation of revenue from contracts by end markets for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31, 2024
	Over time	Point in time	Total
Energy	$216	$511	$727
Aerospace	11,205	1,879	13,084
Industrial	6,921	1,350	8,271
Research	3,736	1,058	4,794
Total	$22,216	$4,660	$26,876

	Year Ended December 31, 2023
	Over time	Point in time	Total
Energy	$4,901	$189	$5,090
Aerospace	3,427	1,469	4,896
Industrial	6,123	2,821	8,944
Research	3,700	1,479	5,179
Total	$18,151	$5,958	$24,109

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 3 – Revenue (continued)

The energy market includes customers involved in the manufacture of silicon carbide wafers and batteries. Aerospace market includes customers that manufacture aircraft engines. Industrial end market consists of various end customers in diverse industries. Research market principally represents customers that are universities and other research institutions.

The Company has unrecognized contract revenue of approximately $16.4 million at December 31, 2024, which it expects to substantially recognize as revenue within the next twelve months based on over time revenue recognition.

Judgment is required to evaluate assumptions including the amount of net contract revenues and the total estimated costs to determine the Company’s progress towards contract completion and to calculate the corresponding amount of revenue to recognize.

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

Contract assets and contract liabilities on input method type contracts in progress are summarized at December 31 as follows (in thousands):

	2024	2023
Costs incurred on contracts in progress	$14,696	$9,500
Estimated earnings	7,052	5,083
	21,748	14,583
Billings to date	(22,059)	(17,553)
	(311)	(2,970)
Deferred revenue related to non-systems contracts	(598)	(334)
	$(909)	$(3,304)
Included in accompanying consolidated balance sheets under the following captions (in thousands):

Contract assets	$2,226	$1,604
Contract liabilities	$3,135	$4,908

Of the contract liability balances at December 31, 2023 and December 31, 2022, $4.7 million and $3.7 million was recognized as revenue during the years ended December 31, 2024 and 2023, respectively. Contract assets and contract liabilities at December 31, 2022 were $2.2 million and $4.0 million, respectively.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 4 - Inventories

Inventories as of December 31 consist of (in thousands):

	2024	2023

Raw materials	$1,217	$2,351
Work-in-process	765	1,248
Finished goods	133	855
Total	$2,115	$4,454

Included in inventories are finished goods and raw materials related to PVT 150 systems that were purchased and built, respectively, in anticipation of future orders. During the year ended December 31, 2024, the Company recorded a non-cash charge to reduce the net realizable value of such inventory by approximately $1.3 million based on its assessment of the current market for silicon carbide equipment.

As of December 31, 2024, the net amount of PVT 150 systems inventory is approximately $0.5 million. If future PVT 150 orders do not materialize and if the Company is not otherwise able to sell this inventory, the Company could incur additional charges to further reduce the carrying value of such inventory to net realizable value. Such charges may be material to the Company’s financial position and future results of operations.

Note 5 – Property, Plant and Equipment

Major classes of property, plant and equipment consist of the following as of December 31 (in thousands):

	2024	2023

Land	$2,220	$2,220
Buildings and improvements	12,897	12,798
Machinery and equipment	7,178	7,536
Construction in progress	17	167
Totals at cost	22,312	22,721

Less: accumulated depreciation	(10,613)	(10,555)
Property, plant and equipment, net	$11,699	$12,166

Machinery and equipment also include furniture and fixtures and software.

Depreciation expense was $0.7 million and $0.8 million for the years ended December 31, 2024 and 2023, respectively.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 5 – Property, Plant and Equipment (continued)

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

Note 6 – Accrued Expenses

Accrued expenses consist of the following as of December 31 (in thousands):

	2024	2023

Accrued wages and benefits	$395	$358
Accrued vacation	683	729
Accrued material purchases	618	289
Other	540	389
Total accrued expenses	$2,236	$1,765

Note 7 – Long-term Debt

Long-term debt as of December 31 consist of the following (in thousands, except percentages and amounts in notes):

	2024	2023
Equipment loan payable in monthly repayments of $8 including interest at 6% per annum	$268	$349
Less: current maturities	87	81
Long-term debt, net of current maturities	$181	$268

In September 2022, the Company entered into a loan agreement to fund the acquisition of equipment in the amount of $0.4 million.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 7 – Long-term Debt (continued)

Future maturities of long-term debt as of December 31, 2024 are as follows (in thousands):

2024	$87
2025	92
2026	89

Total	$268

Note 8 – Earnings per Share

The calculation of basic and diluted weighted average common shares outstanding as of December 31 is as follows (in thousands):

	2024	2023

Basic weighted average shares outstanding	6,823	6,788
Effect of potentially dilutive share-based awards	-	-

Diluted weighted average shares outstanding	6,823	6,788

At December 31, 2024 and 2023, all stock options and unvested restricted stock were not included in the computation of diluted earnings per share because their effect was antidilutive.

Note 9 – Income Taxes

Loss before income taxes are as follows:

	2024	2023

Domestic	$(1,874)	(4,073)
Foreign	-	(121)
Total	$(1,874)	$(4,194)

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 9 – Income Taxes (continued)

The expense/(benefit) for income taxes for the years ended December 31 includes the following (in thousands):

	2024	2023
Current:
Federal	$14	$(16)
State	10	2
Total current tax provision	24	(14)
Deferred:
Federal	-	-
State	-	-
Total deferred tax provision	-	-
Income tax expense (benefit)	$24	$(14)

The reconciliation of the federal statutory income tax rate to our effective tax rate for the years ended December 31 is as follows (in thousands):

	2024	2023
Expected provision at federal statutory tax rate at 21%	$(395)	$(881)
Increase in valuation allowance	447	688
State and local taxes	(197)	21
Federal research and development credits	-	(75)
Non-deductible expenses	86	37
Disposition of Tantaline	-	193
Other	83	3
Income tax expense (benefit)	$24	$(14)

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 9 – Income Taxes (continued)

The tax effects of temporary differences giving rise to significant portions of the net deferred taxes as of December 31 are as follows (in thousands):

	2024	2023
Deferred income tax assets:
Net operating loss carryforwards	$679	$849
R&D tax credit carryforwards	1,722	1,863
Compensation costs	235	113
Vacation accrual	118	153
Intangible assets	38	38
Capitalized research and development	1,096	759
Other items	676	303
Deferred income tax assets	4,564	4,078
Less: valuation allowance	(4,098)	(3,646)
Deferred income tax assets, net of valuation allowance	466	432
Deferred incomes tax liability:
Property, plant and equipment	(384)	(365)
Prepaid expenses	(82)	(67)
Deferred income tax asset, net	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is based on the assessment of available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the utilization of existing deferred tax assets. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the prior three-year period ended December 31, 2024. Such objective evidence limits the ability to consider subjective evidence such as our projections for future growth. Based on this assessment, we maintained a full valuation allowance against our net deferred tax assets as of December 31, 2024, and 2023. If these estimates and assumptions change in the future, we may be required to reduce our existing valuation allowance resulting in less income tax expense.

For the year ended December 31, 2024, the valuation allowance increased by approximately $0.5 million from the prior year primarily the result of capitalized research and development costs.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 9 – Income Taxes (continued)

At December 31, 2024, the Company had $2.7 million of U.S. federal net operating loss carryforwards. These net operating losses have an indefinite carryforward period but are only available to offset 80% of future taxable income. The Company also has $1.7 million of federal research and development tax credits which expire in varying amounts in tax years 2028 through 2042.

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2024 and 2023, the Company had no uncertain tax positions. The Company does not expect that its unrecognized tax benefits will significantly increase or decrease within twelve months.

The Company files federal income tax returns and income tax returns in various state and local tax jurisdictions. The federal tax years open to examination are 2021 to 2024. The Company’s state and local tax years that are open to tax examination are generally 2020 to 2024.

The Inflation Reduction Act (“IRA”) and Chips and Science Act (“CHIPS Act”) were both enacted in August 2022. The IRA introduced new provisions including a 15% corporate alternative minimum tax for certain large corporations that have at least an average of $1 billion adjusted financial statement income over a consecutive three-tax-year period and a 1% excise tax surcharge on stock repurchases. The CHIPS Act provides a variety of incentives associated with investments in domestic semiconductor manufacturing and related activities. Both the IRA and CHIPS Act are applicable for tax years beginning after December 31, 2022 and had no impact to the Company’s consolidated financial statements for the years ended December 31, 2024 and 2023.

Note 10 – Employee Retention Credit

During 2022, the Company conducted an analysis as to whether it was entitled to employee retention credits (“ERC”) under the CARES Act as amended by the Taxpayer Certainty and Disaster Tax Relief Act of 2020 and the American Plan Act of 2021. Based on the analysis, the Company determined that it was entitled to an ERC of approximately $1.5 million and recognized a receivable of $1.5 million as of December 31, 2022. The Company received the ERC credit in July 2023.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 11 – Stock-Based Compensation

A summary of the Company’s Share Incentive Plans are as follows:

2007 Share Incentive Plan

On December 12, 2007, shareholders approved the Company’s 2007 Share Incentive Plan (“2017 Incentive Plan”), in connection therewith, 750,000 shares of the Company’s common stock are reserved for issuance pursuant to options or restricted stock that may be granted under the 2017 Incentive Plan through December 12, 2017. The Plan expired in December 2017. As of December 31, 2024, there were 120,000 options outstanding under this plan.

2016 Share Incentive Plan

On December 9, 2016, shareholders approved the Company’s 2016 Share Incentive Plan (“2016 Incentive Plan”), in connection therewith, 750,000 shares of the Company’s common stock are reserved for issuance pursuant to options or restricted stock that may be granted under the 2016 Incentive Plan through December 9, 2026. As of December 31, 2024, there were 424,125 options outstanding under this plan.

2022 Share Incentive Plan

On July 14, 2022, shareholders approved the Company’s 2022 Share Incentive Plan (“2022 Incentive Plan”), in connection therewith, 515,000 shares of the Company’s common stock are reserved for issuance pursuant to options or restricted stock that may be granted under the 2022 Incentive Plan through July 14, 2032. As of December 31, 2024, there were 279,000 options outstanding under this plan.

Under the 2016 and 2022 Share Incentive Plans, the purchase price of the common stock under each option plan shall be determined by the Committee, provided, however, that such purchase price shall not be less than the fair market value of the shares on the date such option is granted. The stock options generally expire seven to ten years after the date of grant.

As of December 31, 2024, there were 44,948 shares available for grant under the 2016 Equity Incentive Plan and 138,180 shares available for grant under the 2022 Equity Incentive Plan.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 11 – Stock-Based Compensation (continued)

The Company recorded stock-based compensation of $1.1 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively, that were included in the following line items in our Consolidated Statements of Operations (in thousands):

	2024	2023

Cost of revenue	$152	$120
Research and development	188	159
Selling	107	94
General and administrative	616	535

Total stock-based compensation expense	$1,063	$908

Stock-based compensation expense in both years included approximately $0.2 million related to restricted stock awards pursuant to a Director Compensation plan discussed below. The Company recognizes forfeitures of stock awards as they occur.

For the year ended December 31, 2024, the Company granted 5,000 stock options, vesting 25% per year over four years, with a ten-year life. The Company determined the fair value of stock options granted during the year ended December 31, 2024 is based upon weighted average assumptions as provided below.

Stock price	$4.75
Exercise price	$4.75
Dividend yield	0%
Expected volatility	77%
Risk-free interest rate	4.12%
Expected life (in years)	6.00

The expected life is the number of years the Company estimates that the awards will be outstanding based on the simplified method that considers the vesting period and contractual period of the option. The expected volatility is measured using historical daily price changes of the Company’s common stock over the respective expected term. The Company has 823,125 of outstanding stock options under the three plans at December 31, 2024.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 11 – Stock-Based Compensation (continued)

The following table summarizes stock options awards for the years ended December 31, 2024 and 2023:

		Weighted
	Awards (in Shares)	Average Exercise Price
Outstanding at December 31, 2022	673,000	$11.26

Granted	254,000	14.02
Expired / cancelled	(44,500)	6.57
Exercised	(35,625)	4.53
Outstanding at December 31, 2023	846,875	8.20
Granted	5,000	4.75
Expired / cancelled	(28,750)	7.94
Exercised	-	-
Outstanding at December 31, 2024	823,125	8.24

At December 31, 2024 and 2023, stock options to purchase 485,000 and 265,000, respectively, shares of common stock were exercisable.

The following table summarizes information about the outstanding and exercisable options at December 31, 2024:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
Exercise	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price Range	Outstanding	Contractual	Price	Value	Exercisable	Price	Value
$4.00-7.00	444,625	6.7	$4.39	$-	285,375	$5.86	$50,580
$7.01-10.00	20,000	3.3	$8.07	$-	20,000	$8.07	$-
$10.01-13.00	130,000	2.7	$10.62	$-	122,500	$10.55	$-
$13.01-16.00	228,500	8.2	$14.11	$-	57,125	$14.11	$-

As of December 31, 2024, there was $1.6 million of unrecognized compensation costs related to stock options expected to be recognized over a weighted average period of 2.1 years.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 11 – Stock-Based Compensation (continued)

The following table summarizes restricted stock awards for the years ended December 31, 2024 and 2023:

		Weighted
		Average Grant
	Shares of	Date Fair
	Restricted Stock	Value
Unvested outstanding at January 1, 2023	-	$-
Granted	41,320	6.65
Vested	(24,187)	6.81
Forfeited or cancelled	-	-
Unvested outstanding at December 31, 2023	17,133	6.53

Granted	57,327	3.55
Vested	(46,210)	4.63
Forfeited or cancelled	-	-
Unvested outstanding at December 31, 2024	28,250	$3.54

The fair value of the restricted stock awards is recorded as stock-based compensation expense over the one-year vesting period and totaled $0.2 million for the both years ending December 31, 2024 and 2023, respectively.

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

Effective July 1, 2022, the Company implemented a matching contribution of 50% of an employee’s contributions up to 6% of their compensation. The Company recorded compensation expense of $235,000 and $243,000 during the years ended December 31, 2024 and 2023, respectively, for matching contributions to the 401(k) plan.

No discretionary employer contribution has been made for 2024 and 2023.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 13 - Reportable Segments

The Company has determined that it has three reportable segments, organized primarily based on product offerings, as follows:

●	CVD Equipment – manufactures chemical vapor deposition, physical vapor transport and thermal process equipment.

●	SDC - manufactures ultra-high purity gas and chemical delivery control systems.

●	MesoScribe - provided electronic printing services and products (heaters, antennas, and sensors).

Both CVD Equipment and SDC also sell spares and parts and provide services related to the equipment each segment sells. One other business, Tantaline, did not meet the quantitative threshold for separate reporting and has been reflected as “Other” below.

The chief operating decision maker (“CODM”) of the Company is the Company’s chief executive officer. The CODM assesses performance and decides how to allocate resources, including employees, financial or capital resources, based on segment net income (loss). The CODM considers actual-to-actual variances on a quarterly basis when making decisions about allocating capital and other resources to the segments and to assess the performance for each segment.

Financial results for the reportable segments and other business are prepared on a basis consistent with the internal disaggregation of financial information to assist the CODM is making internal operating decisions.

Certain income and expenses are excluded from segment net income (loss) and included in the unallocated amounts in the reconciliation of reportable segment net income (loss) to net loss. These items are not used by the CODM in allocating resources or evaluating the results of the segments and include the following: corporate expenses consisting of employment costs of executives, finance, information technology and human resources; board of director fees; professional fees; shareholder and investor relations expense; directors’ and officers’ insurance; interest income and income tax expense. Segment income (loss) from operations may not be consistent with measures used by other companies.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 13 - Reportable Segments (continued)

The following provides segment information as described below (in thousands):

	For the year ended December 31, 2024
	CVD	SDC	MesoScribe	Total
Segment revenue	$18,288	$8,444	$778	$27,510
Less:
Cost of revenue	16,158	4,749	272	21,179
Research & development	2,398	229	-	2,627
Selling	1,456	195	5	1,656
General & administrative	1,064	709	84	1,857
Gain on sales of equipment	(42)	-	(675)	(717)
Other income	(2)	-	-	(2)
Interest expense	19	-	-	19
Segment net income (loss)	$(2,763)	$2,562	$1,092	$891
Segment assets	$15,903	$3,129	$627	$19,659
Capital expenditures	$69	$37	$-	$106
Depreciation & amortization	$635	$49	$-	$684

	For the year ended December 31, 2023
	CVD	SDC	MesoScribe	Total
Segment revenue	$16,334	$7,139	$722	$24,195
Less:
Cost of revenue	14,408	4,313	507	19,228
Research & development	2,288	299	5	2,592
Selling	1,414	172	-	1,586
General & administrative	1,085	679	70	1,834
Impairment charge	-	-	111	111
Other income	(86)	-	-	(86)
Interest expense	23	-	-	23
Segment net income (loss)	$(2,798)	$1,676	$29	$(1,093)
Segment assets	$19,112	$3,468	$211	$22,791
Capital expenditures	$404	$14	$-	$418
Depreciation & amortization	$620	$49	$59	$728

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 13 - Reportable Segments (continued)

The following table presents a reconciliation of revenue of reportable segments to consolidated revenue (in thousands):

	Year ended December 31,
	2024	2023
Revenue of reportable segments	$27,510	$24,195
Other - Tantaline	-	462
Intersegment revenue	(634)	(548)
Consolidated total revenue	$26,876	$24,109

Intersegment revenues are determined based on similar product sales to external customers of the Company.

The following table presents a reconciliation of net income (loss) of reportable segments to consolidated net loss (in thousand):

	Year ended December 31,
	2024	2023
Net income (loss) of reportable segments	$891	$(1,093)
Unallocated amounts:
Corporate expenses	(3,324)	(3,503)
Other - Tantaline	-	(175)
Interest income	559	577
Income tax (expense) benefit	(24)	14
Consolidated net loss	$(1,898)	$(4,180)

The following table presents a reconciliation of total assets of reportable segments to consolidated total assets (in thousands):

	Year ended December 31,
	2024	2023
Total assets of reportable segments	$19,659	$22,791
Unallocated amounts:
Cash equivalents	11,892	12,099
Other current assets	135	135
Consolidated total assets	$31,686	$35,025

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 13 - Reportable Segments (continued)

The following table presents a revenue by geographic area (in thousands):

	Year ended December 31,
	2024	2023
United States	$25,720	$19,975
North America, excluding US	65	56
Europe, Middle East and Africa	521	1,508
Asia-Pacific	570	2,570
Consolidated total revenue	$26,876	$24,109

For geographic reporting, revenues are attributed to the location in which in the customer facility is located. All of the Company’s long-lived assets are located in the United States.

Note 14 – MesoScribe and Tantaline

MesoScribe

On August 8, 2023, the Company entered into a Purchase and License Agreement (the “Agreement”) with a third-party. Pursuant to the Agreement, the Company sold certain proprietary equipment relating to its plasma spray technology and material deposition system and granted a non-exclusive license to use certain of the Company’s related intellectual property as more fully described in the Agreement, for an aggregate adjusted purchase price of $0.8 million. The purchase price was payable in several installments and contingent upon certain performance metrics and other milestones.

The Company received payments under the Agreement in the amount of $0.6 million which had been reflected as “deposits from purchaser” in the accompanying consolidated balance sheet as of December 31, 2023.

The Company fulfilled remaining orders for MesoScribe products during 2024 at which time it ceased operations of MesoScribe and recorded a $0.7 million gain upon the completion of the sale of the equipment during the year ended December 31, 2024. During the year ended December 31, 2023, the Company recorded an impairment charge of $0.1 million for other equipment of MesoScribe.

The revenues and net income of MesoScribe were $0.8 million and $1.1 million for the year ended December 31, 2024, including the gain on sale of equipment of $0.7 million.

The revenues and net income of MesoScribe were $0.7 million and $33,000 for the year ended December 31, 2023, including the impairment charge of $0.1 million.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Note 14 – MesoScribe and Tantaline (continued)

The total assets and total liabilities of the MesoScribe subsidiary were $0.6 million and $0, respectively, as of December 31, 2024 and $0.2 million and $0.7 million, respectively, as of December 31, 2023.

Tantaline

On May 26, 2023, the Company sold its Tantaline subsidiary located in Nordborg, Denmark in exchange for a nominal amount at closing and an earn-out provision based on any net income that Tantaline may earn during the five-year period ending December 31, 2027. The Company recorded a loss of $0.2 million upon the sale. Any earn-out amounts will be recognized when and if any such amounts become probable of receipt. The Company received a $6,000 earn-out payment in 2024 based on the results of Tantaline’s operations for the year ended December 31, 2023.

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

