Form 10-Q
period 2025-03-31
CVD EQUIPMENT CORP
filed 2025-05-13
CIK 766792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,881,838 shares of Common Stock, $0.01 par value at May 13, 2025.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$10,219	$12,598
Accounts receivable, net of allowance for credit losses	1,406	2,149
Contract assets	5,180	2,226
Inventories	2,037	2,115
Other current assets	627	898
Total current assets	19,469	19,986

Property, plant and equipment, net	11,559	11,699
Other assets	52	1
Total assets	$31,080	$31,686

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,145	$679
Accrued expenses	1,864	2,236
Current maturities of long-term debt	88	87
Contract liabilities	1,832	3,135
Total current liabilities	4,929	6,137

Long-term debt, net of current portion	159	181

Total liabilities	5,088	6,318

Contingencies – Note 11
Stockholders’ equity:
Common stock - $0.01 par value – 20,000,000 shares authorized; 6,881,838 issued and outstanding at March 31, 2025 and December 31, 2024	69	69
Additional paid-in capital	30,021	29,757
Accumulated deficit	(4,098)	(4,458)
Total stockholders’ equity	25,992	25,368

Total liabilities and stockholders’ equity	$31,080	$31,686

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$8,316	$4,922
Cost of revenue	5,621	4,125

Gross profit	2,695	797

Operating expenses:
Research and development	781	746
Selling	420	419
General and administrative	1,225	1,255

Total operating expenses	2,426	2,420

Operating income (loss)	269	(1,623)

Other income (expense):
Interest income	110	157
Interest expense	(3)	(6)

Total other income, net	107	151

Income (loss) before income taxes	376	(1,472)

Income tax expense	16	-

Net income (loss)	$360	$(1,472)

Income (loss) per common share - basic	$0.05	$(0.22)
Income (loss) per common share - diluted	$0.05	$(0.22)

Weighted average number of shares:
Basic	6,867,713	6,809,283
Diluted	6,874,120	6,809,283

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

Three months ended March 31, 2025 and 2024

	Common stock		Additional Paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2025	6,881,838	$69	$29,757	$(4,458)	$25,368
Net income	-	-	-	360	360
Stock-based compensation	-	-	264	-	264
Balance at March 31, 2025	6,881,838	$69	$30,021	$(4,098)	$25,992

Balance at January 1, 2024	6,824,511	$68	$28,695	$(2,560)	$26,203
Net loss	-	-	-	(1,472)	(1,472)
Stock-based compensation	-	-	267	-	267
Balance at March 31, 2024	6,824,511	$68	$28,962	$(4,032)	$24,998

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$360	$(1,472)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	264	267
Depreciation and amortization	185	153
Provision for excess and obsolete inventory	-	90
Changes in assets and liabilities:
Accounts receivable	743	(1,065)
Contract assets	(2,954)	(1,085)
Inventories	78	(561)
Other assets	271	(28)
Accounts payable	466	611
Accrued expenses	(372)	(75)
Contract liabilities	(1,303)	1,122
Net cash used in operating activities	(2,262)	(2,043)

Cash flows from investing activities:
Investment in captive insurance company	(51)	-
Purchases of property and equipment	(45)	(70)
Net cash used in investing activities	(96)	(70)

Cash flows from financing activities:
Repayments of long-term debt	(21)	(19)
Net cash used in financing activities	(21)	(19)

Net decrease in cash and cash equivalents	(2,379)	(2,132)

Cash and cash equivalents at beginning of period	12,598	14,025

Cash and cash equivalents at end of period	$10,219	$11,893

Supplemental disclosure of cash flow information:
Income taxes paid	$6	$-
Interest paid	$3	$6

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that can be expected for the year ending December 31, 2025.

The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at such date, as filed on Form 10-K with the SEC on March 19, 2025, but does not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with that report.

All material intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on net loss.

Liquidity

At March 31, 2025, the Company had $10.2 million in cash and cash equivalents. The Company anticipates that the existing cash and cash equivalents balance together with potential future income from operations, collections of existing accounts receivable, revenue from its existing backlog of products as of this filing date, the sale of inventory on hand, deposits and down payments against significant orders will be adequate to meet its working capital and capital equipment requirements, and its anticipated cash needs over the next 12 months from the date of issuance of these condensed consolidated financial statements.

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

Under the over time method, revenue arising from fixed price contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. Incurred costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies, tools, repairs and depreciation costs. Contract material costs are included in incurred costs when the project materials have been purchased or moved to work-in-process, and installed, as required by the project’s engineering design. Cost based input methods of revenue recognition require the Company to make estimates of costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the costs to complete the projects, including materials, labor and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known and can be reasonably estimated. There were no material impairment losses recognized on contract assets during the three months ended March 31, 2025 and 2024.

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

Under ASC 606, payments received from customers in excess of revenue recognized to date result in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands, which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract.

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

For any system equipment sales where the equipment would have an alternative use or where the contract provisions of the contract preclude the use of over time revenue recognition, revenue is recognized at the point in time when control of the equipment is transferred to the customer. For the three months ended March 31, 2025 and 2024, all system equipment sales were recorded over time by using an input method except for a) one contract that was recorded as revenue at the point in time the equipment was transferred to the customer during the third quarter of fiscal year 2024 and b) one contract that was entered during 2024 and will be recognized as revenue after March 31, 2025 upon transfer of the equipment to the customer.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories (raw materials, work-in-process and finished goods) are valued at the lower of cost (determined on the first-in, first-out method) or net realizable value. Work-in-process and finished goods inventory reflect all accumulated production costs, which are comprised of direct production costs and overhead, and is reduced by amounts recorded in cost of sales as the related revenue is recognized. Indirect costs relating to long-term contracts, which include expenses such as general and administrative, are charged to expenses as incurred and are not included in our cost of sales or work-in-process and finished goods inventory.

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

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. The amendments further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is currently evaluating the timing of adoption and impact of this ASU on our consolidated financial statements.

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

The Company believes there is no additional new accounting guidance adopted, but not yet effective, which is relevant to the readers of our financial statements. However, there are numerous new proposals under development which, if and when enacted, may have a significant impact on our financial reporting.

NOTE 3: CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

The Company had cash and cash equivalents of $10.2 million and $12.6 million at March 31, 2025 and December 31, 2024, respectively. The Company invests excess cash in U.S. treasury bills, certificates of deposit or deposit accounts, all with maturities of less than three months. Cash equivalents were $9.5 million and $11.9 million at March 31, 2025 and December 31, 2024, respectively.

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at March 31, 2025 and December 31, 2024 were $0.2 million and $0.4 million, respectively.

Accounts receivable

The Company routinely assesses the financial strength of its customers. In accordance with the “expected credit loss” model, the carrying amount of accounts receivable is reduced by a valuation allowance that reflects the best estimate of the amounts the Company does not expect to collect. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating our reserve, including types of customers and their credit worthiness, experience and historical data adjusted for current conditions and reasonable supportable forecasts. The Company records an allowance for credit losses based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided based upon the collection history, current economic trends and reasonable supportable forecasts.

NOTE 3:	CONCENTRATION OF CREDIT RISK (continued)

Accounts receivable is presented net of an allowance for credit losses of $48,000 and $48,000 and as of March 31, 2025 and December 31, 2024, respectively. The allowance is based on prior experience and management’s evaluation of future economic conditions. Measurement of credit losses requires consideration of historical loss experience, including the need to adjust for changing business conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Future changes to the estimated allowance for credit losses could be material to our results of operations and financial condition.

At March 31, 2025, the accounts receivable balance included an amount from four customers that totaled 15.4%, 15.1%, 15.0% and 13.6% of total accounts receivable. As of December 31, 2024, the accounts receivable balance includes amounts from three customers that represented 28.6%, 14.0% and 11.9% of total accounts receivable.

Sales concentration

Revenue from a single customer in any one period can exceed 10% of our total revenues. During the three months ended March 31, 2025, two customers exceeded 10% of revenues, representing 41.1% and 14.0% of revenues, and during the three months ended March 31, 2024, two customers exceeded 10%, representing 29.6%, and 13.1% of revenues.

NOTE 4: REVENUE RECOGNITION

The following table represents a disaggregation of revenue for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31, 2025
	Over time	Point in time	Total
Energy	$-	$8	$8
Aerospace	1,839	787	2,626
Industrial	4,124	407	4,531
Research	753	398	1,151
Total	$6,716	$1,600	$8,316

NOTE 4:	REVENUE RECOGNITION (continued)

	Three months ended March 31, 2024
	Over time	Point in time	Total
Energy	$-	$18	$18
Aerospace	1,802	332	2,134
Industrial	1,259	483	1,742
Research	861	167	1,028
Total	$3,922	$1,000	$4,922

The energy market includes customers involved in the manufacture of silicon carbide wafers and batteries. The aerospace market includes customers that manufacture aircraft engines. Industrial end market consists of various end customers in diverse industries. The research market principally represents customers that are universities and other research institutions.

The Company has unrecognized contract revenue of approximately $11.2 million at March 31, 2025, which it expects to substantially recognize as revenue over time within the next eighteen months.

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

Contract assets and liabilities

Contract assets and contract liabilities on input method type contracts in progress are summarized as follows as of March 31, 2025 (in thousands):

Costs incurred on contracts in progress	$18,456
Estimated earnings	8,964
$27,420
Billings to date	(23,557)
3,863
Deferred revenue related to non-system contracts and a system contract to be recognized at point in time	(515)
$3,348
Included in accompanying condensed consolidated balance sheets under the following captions (in thousands):
Contract assets	$5,180
Contract liabilities	$1,832

Of the contract liability balances at December 31, 2024 and 2023, $1.3 million and $1.3 million was recognized as revenue during the three months ended March 31, 2025 and 2024, respectively. Contract assets and contract liabilities at December 31, 2023 were $1.6 million and $4.9 million, respectively.

NOTE 5: INVENTORIES

	March 31, 2025	December 31, 2024
Inventories consist of:
Raw materials	$1,267	$1,217
Work-in-process	637	765
Finished goods	133	133
Total	$2,037	$2,115

Included in our inventories are finished goods and raw materials related to PVT 150/200 systems that were purchased and built, respectively, in anticipation of future orders.

As of March 31, 2025, the net amount of PVT 150/200 systems inventory is approximately $0.4 million. If future PVT 150/200 orders do not materialize and if the Company is not otherwise able to sell this inventory, the Company could incur additional charges to further reduce the carrying value of such inventory to net realizable value. Such charges may be material to the Company’s financial position and future results of operations.

NOTE 6: LONG-TERM DEBT

In September 2022, the Company entered into a loan agreement to fund the acquisition of machinery. The loan amount of $432,000, is payable in 60 equal monthly installments of $8,352 and secured by equipment. The interest rate is 6%.

NOTE 7: EARNINGS PER SHARE

The calculation of basic and diluted weighted average common shares outstanding for the three months ended March 31, 2025 and 2024 is as follows:

	Three months ended March 31,
	2025	2024

Basic weighted average common shares outstanding	6,867,713	6,809,283
Dilutive effect of unrestricted restricted stock	6,407	-
Diluted weighted average shares outstanding	6,874,120	6,809,283

For the three months ended March 31, 2025 and 2024, all stock options were excluded in the computation of diluted earnings per share because their effect was antidilutive.

NOTE 8: STOCK-BASED COMPENSATION EXPENSE

The Company recorded stock-based compensation expense for the three months ended March 31, 2025 and 2024, respectively, that were included in the following line items in our condensed consolidated statements of operations (in thousands):

	Three months ended March 31,
	2025	2024

Cost of revenue	$26	$38
Research and development	47	47
Selling	27	27
General and administrative	164	155

Total	$264	$267

Stock-based compensation expense included $50,000 and $40,000 for the three months ended March 31, 2025 and 2024, respectively, related to restricted stock awards that directors elected to receive pursuant to the Director Compensation plan. Under this plan, each of the five independent directors is entitled to an Annual Equity Retainer in the amount of $40,000, to be granted on the date of the Company’s annual meeting of shareholders.

NOTE 8:	STOCK-BASED COMPENSATION EXPENSE (continued)

The following table summarizes stock options awards for the three months ended March 31, 2025:

		Weighted
	Stock Option	Average
	Awards	Exercise
	(in shares)	Price
Outstanding at January 1, 2025	823,125	$8.24
Forfeited	(7,125)	11.65

Outstanding at March 31, 2025	816,000	8.21

The following table summarizes information about the outstanding and exercisable options at March 31, 2025 by ranges of exercise prices:

		Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted			Weighted
		Contractual	Average			Average
Exercise	Number	Life in	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price Range	Outstanding	Years	Price	Value	Exercisable	Price	Value
$4.00-7.00	444,000	6.7	$4.54	$-	288,500	$4.46	$-
$7.01-10.00	20,000	3.1	$8.07	$-	20,000	$8.07	$-
$10.01-13.00	125,000	2.2	$10.57	$-	125,000	$10.57	$-
$13.01-16.00	227,000	8.0	$14.11	$-	113,500	$14.11	$-

As of March 31, 2025, there was $1.3 million of unrecognized compensation costs related to stock options expected to be recognized over a weighted average period of 1.9 years.

NOTE 9: INCOME TAXES

As of March 31, 2025 and December 31, 2024, the Company has provided a full valuation allowance against its net deferred tax assets. This was based on management’s assessment, including operating losses in recent years, that it is more likely than not that the net deferred tax assets may not be realized in the future. Management continues to evaluate for potential utilization of the Company’s net deferred tax assets, which have been fully reserved for, on a quarterly basis, reviewing our economic models, including projections of future operating results.

At the end of each interim reporting period, the effective tax rate is aligned with expectations for the full year. This estimate is used to determine the income tax provision on a year-to-date basis and may change in subsequent interim periods. The effective tax rate and income tax expense for the three months ended March 31, 2025 was 4.3% and $16,000, respectively.

NOTE 10: SEGMENT REPORTING

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

NOTE 10:	SEGMENT REPORTING (continued)

The following provides segment information as described below (in thousands):

	For the three months ended March 31, 2025
	CVD	SDC	MesoScribe	Total
Segment revenue	$6,314	$2,142	$22	$8,478
Less:
Cost of revenue	4,530	1,251	1	5,782
Research and development	734	47	-	781
Selling	367	53	-	420
General and administrative	177	202	-	379
Interest expense	3	-	-	3
Segment net income	$503	$589	$21	$1,113
Segment assets	$18,430	$3,012	$-	$21,442
Capital expenditures	$39	$6	$-	$45
Depreciation and amortization	$172	$13	$-	$185

	For the three months ended March 31, 2024
	CVD	SDC	MesoScribe	Total
Segment revenue	$2,946	$1,932	$59	$4,937
Less:
Cost of revenue	3,052	1,016	72	4,140
Research and development	678	68	-	746
Selling	373	46	-	419
General and administrative	225	170	12	407
Interest expense	6	-	-	6
Segment net income	$(1,388)	$632	$(25)	$(781)
Segment assets	$20,159	$3,882	$183	$24,224
Capital expenditures	$70	$-	$-	$70
Depreciation and amortization	$141	$12	$-	$153

The following table presents a reconciliation of revenue of reportable segments to consolidated revenue (in thousands):

	Three months ended March 31,
	2025	2024
Revenue of reportable segments	$8,478	$4,937
Intersegment revenue	(162)	(15)
Consolidated total revenue	$8,316	$4,922

Intersegment revenues are determined based on similar product sales to external customers of the Company.

NOTE 10:	SEGMENT REPORTING (continued)

The following table presents a reconciliation of net income (loss) of reportable segments to consolidated net loss (in thousand):

	Three months ended March 31,
	2025	2024
Net income (loss) of reportable segments	$1,113	$(781)
Unallocated amounts:
Corporate expenses	(847)	(848)
Interest income	110	157
Income tax (expense) benefit	(16)	-
Consolidated net loss	$360	$(1,472)

The following table presents a reconciliation of total assets of reportable segments to consolidated total assets (in thousands):

	Three months ended March 31,
	2025	2024
Total assets of reportable segments	$21,442	$24,224
Unallocated amounts:
Cash equivalents	9,550	11,129
Other current assets	88	90
Consolidated total assets	$31,080	$35,443

The following table presents revenue by geographic area (in thousands):

	Three months ended March 31,
	2025	2024
United States	$8,137	$4,768
North America, excluding US	3	1
Europe, Middle East and Africa	55	54
Asia-Pacific	121	99
Consolidated total revenue	$8,316	$4,922

For geographical reporting, revenues are attributed to the location in which the customer facility is located. All the Company’s long-lived assets are located in the United States.

NOTE 11: RISKS AND CONTINGENCIES

The Company operates in a challenging economic environment as the global economy continues to confront the impacts of recent executive orders by the U.S. federal administration regarding tariffs on imports from various countries including the European Union, Canada, Mexico, and China and the potential impact of actions taken by other countries in response to the announced tariffs, geopolitical conflicts and general inflationary pressures. The specific impacts on the Company have included:

●	Tariffs may make the Company’s products less cost competitive and reduce gross margins. The impact on the Company’s business related to these or any other tariffs that may be imposed, is uncertain and depends on multiple factors, including the duration and expansion of current tariffs, future changes to tariff rates, scope or enforcement, retaliatory measures by impacted trade partners, and related inflationary effects. In addition, economic uncertainties may potentially affect our future order rate.

●

Significant geopolitical developments across Europe and Asia (including the war in Ukraine) have and may continue to restrict the Company’s ability to procure raw materials and components such as nickel and integrated circuits, as well as impacting the Company’s ability to sell its products into China, Russia and other Eastern European and Asian regions.

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

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements, as there can be no assurance that the plans, intentions or expectations upon which they are based will occur. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various factors and are derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

●	uncertainty as to our future growth and return to consistent profitability;

●	uncertainty as to the general state of the silicon carbide wafer end market;

●	competition in our existing and potential future product lines of business, including our aerospace equipment and PVT150 / PVT200 systems;

●	uncertainty as to our ability to identify and develop new products for growth markets;

●	our ability to obtain financing on acceptable terms if and when needed;

●	our ability to attract and retain key personnel and employees;

●	uncertainty as to changes to international trade policies including the imposition of tariffs; and

●	uncertainty as to our ability to adequately obtain raw materials and on commercially reasonable terms.

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

We conduct our business through three reportable segments: (i) CVD Equipment that designs and manufactures chemical vapor deposition, physical vapor transport and thermal process equipment; (ii) SDC that designs and manufactures ultra-high purity gas and chemical delivery control systems; and (iii) MesoScribe that provided products related to advanced materials and coatings.

During the quarter ended March 31, 2025:

●	Revenue increased by $3.3 million or 69.0% as the first quarter of 2025 benefited from revenues from aerospace and industrial contracts in progress and from our SDC segment.

●	Gross margin increased by $1.8 million or 238.1% due to overall higher revenues, improved absorption of overhead and improved margins on contracts in progress.

●	Total bookings for the first quarter of 2025 were approximately $2.8 million as compared to bookings of $13.6 million in the first quarter of 2024.

●	Bookings in the first quarter of 2024 included a $10.0 million multisystem order from an industrial customer that will be used to deposit a silicon carbide protective coating on OEM components.

●	Backlog declined from $19.4 million at December 31, 2024 to $13.8 million at March 31, 2025 due to lower orders in our CVD Equipment segment. In early April 2025, we received a $1.2 million semiconductor system order.

●	Cash and cash equivalents at March 31, 2025 was $10.2 million.

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

In February 2024, we received an order from a customer for our PVT200 system used to grow silicon carbide crystals for the manufacture of 200 mm wafers. We shipped this unit to the customer in the third quarter of 2024. PVT150 / PVT200 systems may provide us with standard product offerings to continue to support the EV focused market as well as energy storage, power conversion and power transmission. We plan to evaluate the market conditions and opportunities to expand our product offerings in the power electronics market.

In February 2024, we received a multisystem order from an industrial customer for approximately $10.0 million that will be used for depositing a silicon carbide protective coating on OEM components and the units are expected to be delivered over 18 to 24 months period.

In November 2024, we received a follow-on order from an aerospace company for an additional CVI 3500 system that will be used by our customer to produce ceramic matrix composite materials.

We have generally gained new customers through our industry reputation, as well as print advertising and trade show attendance. We have increased the number of trade shows and industry conferences we attend.

The global economy continues to confront the impacts of recent executive orders by the U.S. federal administration regarding tariffs on imports from various countries including the European Union, Canada, Mexico, and China and the potential impact of actions taken by other countries in response to the announced tariffs. Tariffs may make our products less cost competitive and reduce gross margins. The impact on our business related to these or any other tariffs that may be imposed, is uncertain and depends on multiple factors, including the duration and expansion of current tariffs, future changes to tariff rates, scope or enforcement, retaliatory measures by impacted trade partners, and related inflationary effects.

Historically, our orders have fluctuated based on end user market conditions, adoption of our new products and acceptance of our products. The current economic uncertainty regarding tariffs may potentially affect our future order rate. The order rate as well as other factors in our manufacturing process ultimately impacts the timing of revenue recognition, whether accounted for over time or at a point in time. Accordingly, orders received from customers and the corresponding revenue recognized may fluctuate from quarter to quarter. The sales cycle for our equipment is typically six months, but can range up to twelve to eighteen months, depending on the application and product stage of the equipment. The order cycle to manufacture and test a system also will vary from six to eighteen months for our CVD Equipment segment and two to twelve months for our SDC segment, depending on system complexity and magnitude of the system.

Results of Operations

Quarters Ended March 31, 2025 and 2024

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations for the quarters ended March 31, 2025 and 2024 and the period-over-period dollar and percentage changes for those line items (in thousands, except percentages).

	March 31
	2025	2024	Change	Percent
Revenue	$8,316	$4,922	$3,394	69.0%
Cost of revenue	5,621	4,125	1,496	36.3%

Gross profit	2,695	797	1,898	238.1%
Gross profit percentage	32.4%	16.2%

Operating expenses:
Research and development	781	746	35	4.7%
Selling	420	419	1	0.2%
General and administrative	1,225	1,255	(30)	(2.4%)

Total operating expenses	2,426	2,420	6	0.2%

Operating income (loss)	269	(1,623)	1,892	*

Other income (expense):
Interest income	110	157	(47)	(29.9%)
Interest expense	(3)	(6)	3	(50.0%)
Total other income, net	107	151	(44)	(29.1%)

Income before income taxes	376	(1,472)	1,848	*

Income tax expense	16	-	16	100.0%

Net income (loss)	$360	$(1,472)	$1,832	*

* Not meaningful

Revenue
CVD Equipment	$6,314	$2,947	$3,367	114.3%
SDC	2,142	1,931	211	10.9%
MesoScribe	22	59	(37)	(62.7%)
Intersegment sales elimination	(162)	(15)	(147)	*
Total	$8,316	$4,922	$3,394	69.0%

* Not meaningful

Revenue

Our revenue for the quarter ended March 31, 2025 was $8.3 million compared to $4.9 million for the quarter ended March 31, 2024, an increase of 69.0%.

The increase in revenue versus the prior year period was primarily attributable to higher revenue of $3.4 million from the CVD Equipment segment. Revenue from one industrial customer for the quarter ended March 31, 2025 represented 41.1% of our total revenues and 54.1% of CVD Equipment segment revenues. Revenue from one aerospace customer for the quarter ended March 31, 2025 represented 14.0% of our total revenues and 18.5% of CVD Equipment segment revenues.

The revenue contributed by our CVD Equipment segment for the quarter ended March 31, 2025 of $6.3 million (net of intersegment sales of $4,000) represented 75.9% of overall revenue as compared to $2.9 million or 59.9% of overall revenue for the quarter ended March 31, 2024. The increase in external revenues of $3.4 million or 114.1% resulted principally from increases in revenues from aerospace and industrial contracts in progress and from the sales of parts and spares.

The revenue contributed by our SDC segment for the quarter ended March 31, 2025 of $2.0 million (net of intersegment sales of $0.2 million) represented 23.9% of overall revenue as compared to $1.9 million (net of intersegment sales of $15,000) or 38.9% of overall revenue for the year quarter ended March 31, 2024. External revenue for our SDC segment increased by $0.1 million or 3.5% as customer demand for gas delivery system products was consistent with the prior year quarter.

Our order backlog at March 31, 2025 was approximately $13.8 million as compared to December 31, 2024 of $19.4 million. Our order backlog at March 31, 2025 consists of approximately $12.3 million related to remaining performance obligations of contracts in progress and not yet started and the balance of approximately $1.5 million represents other orders received from customers. As of March 31, 2025, one industrial customer represented 32.7% of our backlog and one aerospace customer represented 30.1% of our backlog. Historically, our revenues and orders have fluctuated based on changes in order rate as well as other factors in our manufacturing process that impacts the timing of revenue recognition. Accordingly, orders received from customers and revenue recognized may fluctuate from quarter to quarter.

Gross Profit

Gross profit for the quarter ended March 31, 2025 was $2.7 million, with a gross profit margin of 32.4%, compared to a gross profit of $0.8 million and a gross profit margin of 16.2% for the quarter ended March 31, 2024. The increase in gross profit of $1.9 million was primarily the result of higher overall revenues, improved absorption of overhead as well as improved margins on contracts in progress as compared to contracts in progress in the prior year quarter.

Research and Development

For the quarter ended March 31, 2025, research and development expenses were $0.8 million, or 9.4% of revenue as compared to $0.7 million, or 15.2% for the quarter ended March 31, 2024. The increase in 2025 of 4.7% was the result of less amounts charged to cost of revenue during the quarter.

General engineering support and expenses related to the development of more standardized products and value-added development of existing products are reflected as part of research and development expense. General engineering support and expenses are charged to cost of revenue when work is performed directly on a customer order.

Selling

Selling expenses were $0.4 million or 5.1% of revenue for the quarter ended March 31, 2025 was consistent with such expenses of $0.4 million or 8.5% of revenue for the quarter ended March 31, 2024.

General and Administrative

General and administrative expenses were $1.2 million or 14.7% of revenue for the quarter ended March 31, 2025 was consistent with such expenses of $1.3 million or 25.5% of revenue for the quarter ended March 31, 2024.

Other Income, Net

Other income, net was $107,000 for the quarter ended March 31, 2025 as compared to other income, net of $151,000 for the quarter ended March 31, 2024. Other income consists principally of interest earned on amounts invested in U.S. treasury securities and was lower than the prior period due to less funds available for investment.

Income Taxes

We continue to evaluate the potential utilization of our net deferred tax asset, which has been fully reserved for, on a quarterly basis, by reviewing our economic models, including projections of future operating results.

Liquidity and Capital Resources

As of March 31, 2025, aggregate working capital was $14.5 million as compared to aggregate working capital of $13.8 million at December 31, 2024. Cash and cash equivalents at March 31, 2025 and December 31, 2024 were $10.2 million and $12.6 million, respectively.

Net cash used in operating activities for the quarter ended March 31, 2025 was $2.3 million. This decrease was principally due to the increase in contract assets of $3.0 million and a decrease in contract liabilities of $1.3 million due to revenue recognized on contracts in progress. These decreases were offset by net income of $0.4 million, non-cash expense items of $0.4 million and a decrease in accounts receivable of $0.7 million.

Net cash used in investing activities for the quarter ended March 31, 2025 consisted of capital expenditures of $29,000 related to purchases of property and equipment and investment in a captive insurance company related to our health insurance program of $51,000.

Net cash used in financing activities for the quarter ended March 31, 2025 consisted of repayments of an equipment loan.

We believe that our cash and cash equivalent positions and our projected cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months from the filing of these condensed consolidated financial statements included in this Form 10-Q. We will continue to assess our operations and take actions anticipated to maintain our operating cash to support the working capital needs.

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

We consider the following estimates within our significant accounting policies to be critical because of their complexity and the high degree of judgment involved in maintaining them. See Note 2 – “Summary of Significant Accounting Policies” of our Consolidated Financial Statements for additional information regarding our accounting policies.

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

Incurred costs include all direct material and labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation costs. Contract material costs are included in incurred costs when the project materials have been purchased or moved to work-in-process as required by the project’s engineering design. Cost based input methods of revenue recognition require us to make estimates of costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the costs to complete the projects, including materials, labor, and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, we recognize the entire estimated loss in the period the loss becomes known and can be reasonably estimated.

We have been engaged in the production and delivery of goods on a continual basis under contractual arrangements for many years. Historically, we have demonstrated an ability to accurately estimate total revenues and total expenses relating to our long-term contracts. However, there exist many inherent risks and uncertainties in estimating revenues, expenses, and progress toward completion, particularly on larger or longer-term contracts. If we do not estimate the total sales, related costs, and progress toward completion on such contracts, the estimated gross margins may be significantly impacted, or losses may need to be recognized in future periods. Any such resulting changes in margins or contract losses could be material to our results of operations and financial condition.

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

There have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 19, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated May 13, 2025

31.2*	Certification of Richard Catalano, Chief Financial Officer, dated May 13, 2025

32.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated May 13, 2025, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Richard Catalano, Chief Financial Officer, dated May 13, 2025, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Inline XBRL Instance.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL**	Inline XBRL Taxonomy Extension Calculation.

101.DEF**	Inline XBRL Taxonomy Extension Definition.

101.LAB**	Inline XBRL Taxonomy Extension Labels.

101.PRE**	Inline XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 133h day of May 2025.

CVD EQUIPMENT CORPORATION

By:	/s/ Emmanuel Lakios
Emmanuel Lakios
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Catalano
Richard Catalano
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

