Form 10-Q
period 2025-06-30
CVD EQUIPMENT CORP
filed 2025-08-12
CIK 766792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,881,838 shares of Common Stock, $0.01 par value at August 12, 2025.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$7,023	$12,598
Accounts receivable, net of allowance for credit losses	4,993	2,149
Contract assets	3,768	2,226
Inventories	2,328	2,115
Other current assets	387	898
Total current assets	18,499	19,986

Property, plant and equipment, net	11,394	11,699
Other assets	52	1
Total assets	$29,945	$31,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$939	$679
Accrued expenses	1,583	2,236
Current maturities of long-term debt	89	87
Contract liabilities	2,017	3,135
Total current liabilities	4,628	6,137

Long-term debt, net of current portion	136	181

Total liabilities	4,764	6,318

Stockholders’ equity:
Common stock - $0.01 par value – authorized 20,000,000 shares; issued and outstanding 6,881,838 at June 30, 2025 and December 31, 2024	69	69
Additional paid-in capital	30,271	29,757
Accumulated deficit	(5,159)	(4,458)
Total stockholders’ equity	25,181	25,368

Total liabilities and stockholders’ equity	$29,945	$31,686

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share and share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$5,111	$6,345	$13,427	$11,267
Cost of revenue	4,038	4,803	9,658	8,941

Gross profit	1,073	1,542	3,769	2,326

Operating expenses
Research and development	686	665	1,467	1,410
Selling and shipping	349	426	769	845
General and administrative	1,178	1,349	2,403	2,597

Total operating expenses	2,213	2,440	4,639	4,852

Operating loss	(1,140)	(898)	(870)	(2,526)

Other income (expense):
Interest income	82	145	192	302
Interest expense	(3)	(4)	(7)	(10)
Other income (expense)	-	(4)	-	1
Total other income, net	79	137	185	293

Loss before income tax	(1,061)	(761)	(685)	(2,233)

Income tax expense	-	-	16	-

Net loss	$(1,061)	$(761)	$(701)	$(2,233)

Loss per common share - basic	$(0.15)	$(0.11)	$(0.10)	$(0.33)
Loss per common share - diluted	$(0.15)	$(0.11)	$(0.10)	$(0.33)

Weighted average common shares
Basic	6,867,868	6,816,956	6,860,846	6,813,127
Diluted	6,867,868	6,816,956	6,860,846	6,813,127

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

Three months ended June 30, 2025 and 2024			Additional
	Common stock		paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at April 1, 2025	6,881,838	$69	$30,021	$(4,098)	$25,992
Net loss	-	-	-	(1,061)	(1,061)
Stock-based compensation	-	-	250	-	250
Balance at June 30, 2025	6,881,838	$69	$30,271	$(5,159)	$25,181

Balance at April 1, 2024	6,824,511	$68	$28,962	$(4,032)	$24,998
Net loss	-	-	-	(761)	(761)
Stock-based compensation	827	-	267	-	267
Balance at June 30, 2024	6,825,338	$68	$29,229	$(4,793)	$24,504

Six months ended June 30, 2025 and 2024			Additional
	Common stock		paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2025	6,881,838	$69	$29,757	$(4,458)	$25,368
Net loss	-	-	-	(701)	(701)
Stock-based compensation	-	-	514	-	514
Balance at June 30, 2025	6,881,838	$69	$30,271	$(5,159)	$25,181

Balance at January 1, 2024	6,824,511	$68	$28,695	$(2,560)	$26,203
Net loss	-	-	-	(2,233)	(2,233)
Stock-based compensation	827	-	534	-	534
Balance at June 30, 2024	6,825,338	$68	$29,229	$(4,793)	$24,504

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(701)	$(2,233)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	514	534
Depreciation and amortization	354	307
Changes in assets and liabilities:
Accounts receivable	(2,844)	(3,045)
Contract assets	(1,542)	50
Inventories	(213)	(204)
Other current assets	511	260
Accounts payable	260	398
Accrued expenses	(653)	(29)
Contract liabilities	(1,118)	190
Net cash used in operating activities	(5,432)	(3,772)

Cash flows from investing activities:
Purchases of property and equipment	(49)	(182)
Investment in captive insurance company	(51)	-
Net cash used in investing activities	(100)	(182)

Cash flows from financing activities
Payments of long-term debt	(43)	(40)
Net cash used in financing activities	(43)	(40)

Net decrease in cash and cash equivalents	(5,575)	(3,994)

Cash and cash equivalents at beginning of period	12,598	14,025

Cash and cash equivalents at end of period	$7,023	$10,031

Supplemental disclosure of cash flow information:

Income taxes paid	$16	$3
Interest paid	$7	$10

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively the “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that can be expected for the year ending December 31, 2025.

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

Liquidity

At June 30, 2025, the Company had $7.0 million in cash and cash equivalents. The Company believes that its existing cash and cash equivalents, together with anticipated cash flows from operations, collections of outstanding accounts receivable, revenue from its current backlog, sales of inventory on hand, and deposits and down payments on significant orders, will be sufficient to fund its working capital and capital equipment needs, as well as its expected cash requirements, for at least the next 12 months from the date of issuance of these condensed consolidated financial statements.

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

Under the over time method, revenue arising from fixed price contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. Incurred costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies, tools, repairs and depreciation costs. Contract material costs are included in incurred costs when the project materials have been purchased or moved to work in process, and installed, as required by the project’s engineering design. Cost based input methods of revenue recognition require the Company to make estimates of costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the costs to complete the projects, including materials, labor and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known and can be reasonably estimated. There were no impairment losses recognized on contract assets during the three and six months ended June 30, 2025 and 2024.

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

For any system equipment sales where the equipment would have an alternative use or where the contract provisions of the contract preclude the use of over time revenue recognition, revenue is recognized at the point in time when control of the equipment is transferred to the customer. For the three and six months ended June 30, 2025 and 2024, all system equipment sales were recorded over time by using an input method except a) one contract that was recorded as revenue at the point in time the equipment was transferred to the customer during the third quarter of fiscal year 2024 and b) one contract that was entered during 2024 and will be recognized as revenue after June 30, 2025 upon transfer of the equipment to the customer.

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

NOTE 3: CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

The Company had cash and cash equivalents of $7.0 million and $12.6 million at June 30, 2025 and December 31, 2024, respectively. The Company invests excess cash in U.S. treasury securities, certificates of deposit or deposit accounts, all with maturities of less than three months. Cash equivalents consisting of U.S. treasury securities were $5.9 million and $11.9 million at June 30, 2025 and December 31, 2024, respectively.

The Company’s cash balances are held in United States financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at June 30, 2025 and December 31, 2024 was $0.7 million and $0.4 million, respectively.

Accounts receivable

The Company routinely assesses the financial strength of its customers. In accordance with the “expected credit loss” model of ASC 326, the carrying amount of accounts receivable is reduced by a valuation allowance that reflects the best estimate of the amounts the Company does not expect to collect. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating our reserve, including types of customers and their credit worthiness, experience and historical data adjusted for current conditions and reasonable supportable forecasts. The Company records an allowance for credit losses based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided based upon the collection history, current economic trends and reasonable supportable forecasts.

Accounts receivable is presented net of an allowance for credit losses of $48,000 as of June 30, 2025 and December 31, 2024. The allowance is based on prior experience and management’s evaluation of future economic conditions. Measurement of credit losses requires consideration of historical loss experience, including the need to adjust for changing business conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Future changes to the estimated allowance for credit losses could be material to our results of operations and financial condition.

At June 30, 2025, the accounts receivable balance included amounts from one customer that represented 31.5% of total accounts receivable. As of December 31, 2024, the accounts receivable balance includes amounts from three customers that represented 28.6%, 14.0% and 11.9% of total accounts receivable.

NOTE 3: CONCENTRATION OF CREDIT RISK (continued)

Sales concentration

Revenue from a single customer in any one period can exceed 10% of our total revenues. During the three months ended June 30, 2025, two customers exceeded 10% of revenues, representing 23.4% and 17.7% of revenues, and during the six months ended June 30, 2025, two customers represented 34.3% and 15.4% of revenues.

During the three months ended June 30, 2024, one customer represented 35.2% of revenues, and during the six months ended June 30, 2024, one customer represented 32.8% of revenues.

NOTE 4: REVENUE RECOGNITION

The following table represents a disaggregation of revenue for the three and six months ended June 30, 2025, and 2024 (in thousands):

	Three months ended June 30, 2025
	Over time	Point in time	Total

Energy	$-	$7	$7
Aerospace	1,412	562	1,974
Industrial	1,912	316	2,228
Research	716	186	902
Total	$4,040	$1,071	$5,111

	Three months ended June 30, 2024
	Over time	Point in time	Total

Energy	$239	$12	$251
Aerospace	2,694	179	2,873
Industrial	1,542	300	1,842
Research	1,174	205	1,379
Total	$5,649	$696	$6,345

NOTE 4: REVENUE RECOGNITION (continued)

	Six months ended June 30, 2025
	Over time	Point in time	Total

Energy	$-	$14	$14
Aerospace	3,251	1,350	4,601
Industrial	6,036	723	6,759
Research	1,470	583	2,053
Total	$10,757	$2,670	$13,427

	Six months ended June 30, 2024
	Over time	Point in time	Total

Energy	$239	$30	$269
Aerospace	4,496	494	4,990
Industrial	2,801	774	3,575
Research	2,035	398	2,433
Total	$9,571	$1,696	$11,267

The energy market includes customers involved in the manufacture of silicon carbide wafers and batteries. The aerospace market includes customers that manufacture aircraft engines. The industrial end market consists of various end customers in diverse industries. The research market principally represents customers such as universities and other research institutions.

The Company has unrecognized contract revenue of approximately $10.9 million at June 30, 2025, which it expects to substantially recognize as revenue within the next twelve months based on over time revenue recognition.

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

NOTE 4: REVENUE RECOGNITION (continued)

Contract assets and liabilities

Contract assets and contract liabilities on input method type contracts in progress are summarized as follows as of June 30, 2025 (in thousands):

Costs incurred on contracts in progress	$18,199
Estimated earnings	8,262
26,461
Billings to date	(23,468)
2,993

Deferred revenue related to non-system contracts	(1,242)
$1,751
Included in accompanying condensed consolidated balance sheet as of June 30, 2025 under the following captions (in thousands):
Contract assets	$3,768
Contract liabilities	$2,017

Of the contract liability balances at December 31, 2024 and 2023, $2.1 million and $2.7 million was recognized as revenue during the six months ended June 30, 2025 and 2024, respectively. Contract assets and contract liabilities at December 31, 2023 were $1.6 million and $4.9 million, respectively.

NOTE 5: INVENTORIES

Inventories consist of:

	June 30, 2025	December 31, 2024

Raw materials	$1,134	$1,217
Work-in-process	1,005	765
Finished goods	189	133
Total	$2,328	$2,115

Included in our inventories are finished goods and raw materials related to PVT 150/200 systems that were purchased and built, respectively, in anticipation of future orders.

NOTE 5: INVENTORIES (continued)

As of June 30, 2025, the net amount of PVT 150/200 systems inventory is approximately $0.4 million. If future PVT 150/200 orders do not materialize and if the Company is not otherwise able to sell this inventory, the Company could incur additional charges to further reduce the carrying value of such inventory to net realizable value. Such charges may be material to the Company’s financial position and future results of operations.

NOTE 6: LONG-TERM DEBT

In September 2022, the Company entered into a loan agreement to fund the acquisition of machinery. The loan amount of $432,000, is payable in 60 equal monthly installments of $8,352 and secured by equipment. The interest rate is 6%.

NOTE 7: EARNINGS PER SHARE

The calculation of basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Basic weighted average common shares outstanding	6,867,868	6,816,956	6,860,846	6,813,127
Dilutive effect of options and unvested restricted stock	-	-	-	-
Diluted weighted average shares outstanding	6,867,868	6,816,956	6,860,846	6,813,127

For the three and six months ended June 30, 2025 and 2024, all stock options were excluded in the computation of diluted earnings per share because their effect was antidilutive.

NOTE 8: STOCK-BASED COMPENSATION EXPENSE

The Company recorded stock-based compensation for the three and six months ended June 30, 2025 and 2024, respectively, that were included in the following line items in our condensed consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Cost of revenue	$26	$38	$52	$76
Research and development	45	47	92	94
Selling	21	27	48	54
General and administrative	158	155	322	310

Total	$250	$267	$514	$534

Stock-based compensation expense for three months ended June 30, 2025 and 2024 included $50,000 and $57,423, respectively, and for the six month periods June 30, 2025 and 2024 included $100,000 and $103,736, respectively, related to restricted stock awards that directors are entitled to receive pursuant to the Director Compensation Plan. Under this plan each of the Company’s independent directors is entitled to an Annual Equity Retainer in the amount of $40,000, to be granted on the date of the Company’s annual meeting of shareholders.

The following table summarizes stock options awards through June 30, 2025:

		Weighted
	Stock Option	Average
	Awards	Exercise
	(in shares)	Price

Outstanding at January 1, 2025	823,125	$8.20
Forfeited	(15,500)	11.04
Outstanding at June 30, 2025	807,625	8.19

The following table summarizes information about the outstanding and exercisable options at June 30, 2025 by ranges of exercise prices:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
Exercise		Average	Average			Average
Price	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Range	Outstanding	Contractual	Price	Value	Exercisable	Price	Value
$4.00-7.00	442,125	6.5	$4.54	$-	311,625	$4.46	$-
$7.01-10.00	20,000	2.8	$8.07	$-	20,000	$8.07	$-
$10.01-13.00	120,000	1.7	$10.52	$-	120,000	$10.57	$-
$13.01-16.00	225,500	7.7	$14.11	$-	112,000	$14.11	$-

NOTE 8: STOCK-BASED COMPENSATION EXPENSE (continued)

As of June 30, 2025, there was $1.1 million of unrecognized compensation costs related to stock options expected to be recognized over a weighted average period of 1.6 years.

NOTE 9: INCOME TAXES

As of June 30, 2025 and December 31, 2024, the Company has provided a full valuation allowance against its net deferred tax assets. This was based on management’s assessment, including the last four years of operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. Management continues to evaluate for potential utilization of the Company’s net deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections of future operating results.

NOTE 10: SEGMENT REPORTING

The Company has determined that it has three reportable segments, organized primarily based on product offerings, as follows:

●	CVD Equipment – manufactures chemical vapor deposition, physical vapor transport and thermal process equipment.

●	SDC – manufactures ultra-high purity gas and chemical delivery control systems.

●	MesoScribe – provided electronic printing services and products (heaters, antennas, and sensors). The operations of MesoScribe were closed down during 2024.

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

Financial results for the reportable segments and other business are prepared on a basis consistent with the internal disaggregation of financial information to assist the CODM in making internal operating decisions.

NOTE 10: SEGMENT REPORTING (continued)

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

The following provides segment information as described below (in thousands):

	For the three months ended June 30, 2025
	CVD	SDC	MesoScribe	Total

Segment revenue	$3,403	$1,734	$9	$5,146
Less:
Cost of revenue	(2,928)	(1,142)	(3)	(4,073)
Research and development	(639)	(47)	-	(686)
Selling	(282)	(67)	-	(349)
General and administrative	(169)	(247)	-	(416)
Interest expense	(3)	-	-	(3)
Segment net income (loss)	$(618)	$231	$6	$(381)
Segment assets	$20,022	$3,923	$-	$23,945
Capital expenditures	$4	$-	$-	$4
Depreciation and amortization	$156	$13	$-	$169

	For the three months ended June 30, 2024
	CVD	SDC	MesoScribe	Total

Segment revenue	$4,107	$2,315	$55	$6,477
Less:
Cost of revenue	(3,586)	(1,285)	(64)	(4,935)
Research and development	(599)	(66)	-	(665)
Selling	(375)	(51)	-	(426)
General and administrative	(257)	(198)	(36)	(491)
Other expense	(4)	-	-	(4)
Interest expense	(4)	-	-	(4)
Segment net income (loss)	$(718)	$715	$(45)	$(48)
Segment assets	$19,460	$4,310	$222	$23,992
Capital expenditures	$108	$4	$-	$112
Depreciation and amortization	$142	$12	$-	$154

NOTE 10: SEGMENT REPORTING (continued)

The following provides segment information as described below (in thousands):

	For the six months ended June 30, 2025
	CVD	SDC	MesoScribe	Total

Segment revenue	$9,718	$3,876	$31	$13,625
Less:
Cost of revenue	(7,458)	(2,394)	(4)	(9,856)
Research and development	(1,373)	(94)	-	(1,467)
Selling	(649)	(120)	-	(769)
General and administrative	(345)	(449)	-	(794)
Interest expense	(7)	-	-	(7)
Segment net income	$(114)	$819	$27	$732
Capital expenditures	$43	$6	$-	$49
Depreciation and amortization	$328	$26	$-	$354

	For the six months ended June 30, 2024
	CVD	SDC	MesoScribe	Total
Segment revenue	$7,054	$4,246	$114	$11,414
Less:
Cost of revenue	(6,650)	(2,301)	(137)	(9,088)
Research and development	(1,276)	(134)	-	(1,410)
Selling	(747)	(98)	-	(845)
General and administrative	(475)	(368)	(48)	(891)
Other income	1	-	-	1
Interest expense	(10)	-	-	(10)
Segment net income	$(2,103)	$1,345	$(71)	$(829)
Capital expenditures	$178	$4	$-	$182
Depreciation and amortization	$283	$24	$-	$307

Intersegment revenues are determined based on similar product sales to external customers of the Company.

The following table presents a reconciliation of net income (loss) of reportable segments to consolidated net loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net income (loss) of reportable segments	$(381)	$(48)	$732	$(829)
Unallocated amounts:
Corporate expenses	(762)	(858)	(1,609)	(1,706)
Interest income	82	145	192	302
Income tax (expense) benefit	-	-	(16)	-

Consolidated net loss	$(1,061)	$(761)	$(701)	$(2,233)

NOTE 10: SEGMENT REPORTING (continued)

The following table presents revenue by geographic area (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

United States	$4,630	$5,822	$12,585	$10,143
North America, excluding US	-	16	3	16
Europe, Middle East and Africa	386	220	564	343
Asia-Pacific	95	287	275	765

Consolidated total revenue	$5,111	$6,345	$13,427	$11,267

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

We design, develop, and manufacture a broad range of equipment used to develop and produce materials and coatings for the aerospace, compound semiconductor, semiconductor, aerospace, battery energy storage markets as well as advanced industrial applications including nuclear, and research.

We conduct our business through three reportable segments: (i) CVD Equipment that designs and manufactures chemical vapor deposition, physical vapor transport and thermal process equipment; (ii) SDC that designs and manufactures ultra-high purity gas and chemical delivery control systems; and (iii) MesoScribe that provided products related to advanced materials and coatings. The operations of MesoScribe were closed down during 2024.

During the quarter ended June 30, 2025:

●	Revenue decreased by $1.2 million or 19.4% as compared to the second quarter of 2025 due to lower system revenues at both our CVD Equipment and SDC segments.

●	Gross profit decreased by $0.5 million or 30.4% due to lower revenues.

●	Total bookings for the second quarter of 2025 were approximately $4.5 million as compared to bookings of $3.2 million in the second quarter of 2024.

●	Total bookings for the first half of 2025 were approximately $7.3 million as compared to bookings of $16.9 million in the first half of 2024.

●	Backlog declined from $13.8 million at March 31, 2025 to $13.2 million at June 30, 2025 due to lower orders in our CVD Equipment segment.

●	Cash and cash equivalents at June 30, 2025 was $7.0 million as compared to $12.6 million at December 31, 2024.

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

In February 2024, we received an order from a customer for our PVT200 system used to grow silicon carbide crystals for the manufacture of 200 mm wafers. We shipped this unit to the customer in the third quarter of 2024. PVT150 / PVT200 systems may provide us with standard product offerings to continue to support the EV focused market as well as energy storage, power conversion and power transmission. In addition, SiC semiconductors specifically help address the need for high energy efficiency and power density in the AC-DC stage in power supply units for AI data centers. We plan to evaluate the market conditions and opportunities to expand our product offerings in the power electronics market.

In February 2024, we received a multisystem order from an industrial customer for approximately $10.0 million that will be used for depositing a silicon carbide protective coating on OEM components and the units are expected to be delivered over 18 to 24 months period. In early July 2025, we shipped the first of the CVD4000™ SiC coating reactor systems to our industrial customer.

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

Results of Operations

Three Months Ended June 30, 2025 and 2024

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations for the three months ended June 30, 2025 and 2024 and the period-over-period dollar and percentage changes for those line items (in thousands, except percentages).

	Three months ended June 30
	2025	2024	Change	Percent
Revenue	$5,111	$6,345	$(1,234)	(19.4)%
Cost of revenue	4,038	4,803	(765)	(15.9)%

Gross profit	1,073	1,542	(469)	(30.4)%
Gross margin	21.0%	24.3%

Operating expenses:
Research and development	686	665	21	3.1%
Selling	349	426	(77)	(18.1)%
General and administrative	1,178	1,349	(171)	(12.7)%

Total operating expenses	2,213	2,440	(227)	(9.3)%

Operating loss	(1,140)	(898)	(242)	(26.9)%

Other income (expense):
Interest income	82	145	(63)	(43.4)%
Interest expense	(3)	(4)	1	*
Other income (expense)	-	(4)	4	*

Total other income, net	79	137	(58)	(42.3)%

Loss before income taxes	(1,061)	(761)	(300)	(39.4)%

Income tax expense	-	-		*

Net loss	$(1,061)	$(761)	$(300)	(39.4)%

* Not meaningful

	Three months ended June 30
	2025	2024	Change	Percent
Revenues
CVD Equipment	$3,403	$4,107	$(704)	(17.1)%
SDC	1,734	2,315	(581)	(25.1)%
MesoScribe	9	55	(46)	(83.6)%
Intersegment sales elimination	(35)	(132)	97	73.5)%
Total	$5,111	$6,345	$(1,234)	(19.4)%

Revenue

Our revenue for the three months ended June 30, 2025 was $5.1 million compared to $6.3 million for the three months ended June 30, 2024, a decrease of $1.2 million or 19.4%.

The decrease in revenue versus the prior year period was primarily attributable to lower revenue of $0.7 million from our CVD Equipment segment and lower revenue of $0.6 million from our SDC segment. Revenue from one industrial customer for the quarter ended June 30, 2025 represented 23.4% of our total revenues and 35.2% of CVD Equipment segment revenues. Revenue from one aerospace customer for the quarter ended June 30, 2025 represented 17.7% of our total revenues and 26.6% of CVD Equipment segment revenues.

The revenue contributed by our CVD Equipment segment for the quarter ended June 30, 2025 of $3.4 million (net of intersegment revenue of $8,000) represented 66.4% of overall revenue as compared to $4.1 million (net of intersegment revenue of $0) or 64.7% of overall revenue for the quarter ended June 30, 2024. The decrease in revenues of $0.7 million or 17.4% resulted principally from lower revenues from system contracts in progress of $1.1 million offset by an increase in non-system revenue of $0.4 million.

The revenue contributed by our SDC segment for the quarter ended June 30, 2025 of $1.7 million (net of intersegment sales of $27,000) represented 33.4% of overall revenue as compared to $2.2 million (net of intersegment sales of $132,000) or 34.4% of overall revenue for the year quarter ended June 30, 2025. SDC segment revenue decreased by $0.6 million or 25.1% due to less contracts in progress during the quarter.

Our order backlog at June 30, 2025 was approximately $13.2 million as compared to $13.8 million at March 31, 2025. Our order backlog at June 30, 2025 consists of approximately $12.0 million related to remaining performance obligations of contracts in progress and not yet started and the balance of approximately $1.2 million represents non-system orders received from customers. As of June 30, 2025, one industrial customer represented 25.6% of our backlog and one aerospace customer represented 25.7% of our backlog. Historically, our revenues and orders have fluctuated based on changes in order rate as well as other factors in our manufacturing process that impacts the timing of revenue recognition. Accordingly, orders received from customers and revenue recognized may fluctuate from quarter to quarter.

Gross Profit

Gross profit for the three months ended June 30, 2025 was $1.1 million, with a gross margin of 20.9%, compared to a gross profit of $1.6 million and a gross margin of 24.3% for the three months ended June 30, 2024. The decrease in gross profit of $0.5 million was principally due to lower system revenues in our CVD Equipment and SDC segments offset by higher non-system revenues in our CVD Equipment segment.

Research and Development

For the three months ended June 30, 2025, research and development expenses were $0.7 million, or 13.1% of revenue as compared to $0.7 million, or 10.5% of revenue for the three months ended June 30, 2024, an increase of $21,000 or 3.1%. The increase in 2025 was the result of less hours being charged to cost of revenue for contracts in progress offset by a reduction in personnel.

General engineering support and expenses related to the development of more standardized products and value-added development of existing products are reflected as part of research and development expense. General engineering support and expenses are charged to costs of goods sold when work is performed directly on a customer order.

Selling

Selling expenses were $0.3 million or 6.8% of the revenue for the three months ended June 30, 2025 as compared to $0.4 million or 6.7% of revenue for the three months ended June 30, 2024, a decrease of $0.1 million or 18.1%. The decrease was the result of a reduction in personnel.

General and Administrative

General and administrative expenses for the three months ended June 30, 2025 were $1.2 million or 24% of revenue compared to $1.4 million or 23.0% of revenue for the three months ended June 30, 2024, a decrease of $0.2 million or 12.7%. The decrease in 2025 was due principally to a lower professional costs.

Other Income (Expense), Net

Other income (expense) consist principally of interest income on U.S. treasury securities and was lower than the prior year quarter due to less funds available for investment.

Income Taxes

We continue to evaluate the potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, by reviewing our economic models, including projections of future operating results.

Six Months Ended June 30, 2025 versus June 30, 2024

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024 and the period-over-period dollar and percentage changes for those line items (in thousands, except percentages).

	Six months ended June 30
	2025	2024	Change	Percent
Revenue	$13,427	$11,267	$2,160	19.2%
Cost of revenue	9,658	8,941	717	8.0%

Gross profit	3,769	2,326	1,443	61.9%
Gross margin	28.1%	20.7%

Operating expenses:
Research and development	1,467	1,410	57	4.0%
Selling	769	845	(76)	(8.9)%
General and administrative	2,403	2,597	(194)	(7.4)%

Total operating expenses	4,639	4,852	(213)	(4.4)%

Operating loss	(870)	(2,526)	1,656	65.5)%

Other income (expense):
Interest income	192	302	(110)	(36.4)%
Interest expense	(7)	(10)	3	*
Other income	-	1	(1)	*
Total other income, net	185	293	(108)	(36.8)%

Loss before income taxes	(685)	(2,233)	1,547	69.3%

Income tax expense	16	-	16	*

Net loss	$(701)	$(2,233)	$1,532	68.1%

* Not meaningful

	Six months ended June 30
	2025	2024	Change	Percent
Revenue
CVD Equipment	$9,718	$7,054	$2,664	37.8%
SDC	3,876	4,246	(370)	(8.7)%
MesoScribe	31	114	(83)	(72.8)%
Intersegment sales elimination	(198)	(147)	(51)	(34.7)%
Total	$13,427	$11,267	$2,160	19.2%

Revenue

Our revenue for the six months ended June 30, 2025 was $13.4 million compared to $11.3 million for the six months ended June 30, 2024, an increase of $2.2 million or 19.2%.

The increase in revenue versus the prior year period was primarily attributable to higher revenues of $2.7 million from our CVD Equipment segment offset by lower revenues of $0.4 million from our SDC segment. Revenue from one industrial customer for the six months ended June 30, 2025 represented 34.3% of our total revenues and 47.6% of CVD Equipment segment revenues. Revenue from one aerospace customer for the six months ended June 30, 2025 represented 15.4% of our total revenues and 21.4% of CVD Equipment segment revenues.

The revenue contributed by the CVD Equipment segment for the six months ended June 30, 2025 of $9.7 million (net of intersegment revenue of $12,000) represented 72.3% of overall revenue as compared to $7.1 million (net of intersegment revenue of $0) or 62.6% of overall revenue for the six months ended June 30, 2024. The increase in revenues of $2.6 million or 37.8% resulted principally due higher contract revenues from contracts in progress of $1.7 million and higher non-system revenues of $1.0 million.

The revenue contributed by the SDC segment for the six months ended June 30, 2025 of $3.7 million (net of intersegment revenue of $0.2 million) represented 27.5% of overall revenue as compared to $4.2 million (net of intersegment revenue of $0.1 million) or 36.4% of overall revenue for the six months ended June 30, 2024. Revenue for our SDC segment decreased by $0.4 million or 8.7% due to due to less contracts in progress during the period.

Gross Profit

Gross profit for the six months ended June 30, 2025 was $3.7 million, with a gross margin of 28.1%, compared to a gross profit of $2.3 million and a gross margin of 20.7% for the six months ended June 30, 2024. The increase in gross profit of $1.4 million was principally due to higher system and non-system revenues in our CVD Equipment segment offset by lower revenues in our SDC segment.

Research and Development

For the six months ended June 30, 2025, research and development expenses were $1.4 million, or 10.9% of revenue as compared to $1.4 million, or 12.5% of revenue for the six months ended June 30, 2024, an increase of $57,000 or 4%. The increase in 2025 was the result of less hours being charged to cost of revenue for contracts in progress offset by a reduction in personnel.

General engineering support and expenses related to the development of more standardized products and value-added development of existing products are reflected as part of research and development expense. General engineering support and expenses are charged to costs of goods sold when work is performed directly on a customer order.

Selling

Selling expenses were $0.7 million or 5.7% of the revenue for the six months ended June 30, 2025 as compared to $0.8 million or 7.4% of revenue for the six months ended June 30, 2024, a decrease of $0.1 million or 8.9%. The decrease was the result of a reduction in personnel.

General and Administrative

General and administrative expenses for the six months ended June 30, 2025 were $2.4 million or 18.2% of revenue compared to $2.6 million or 23% of revenue for the six months ended June 30, 2024, a decrease of $0.2 million or 4.4%. The decrease in expenses was principally due lower professional fees and lower bonus accrual.

Other Income (Expense), Net

Other income (expense) consist principally of interest income on U.S. treasury securities and was lower than the prior year quarter due to less funds available for investment.

Income Taxes

We continue to evaluate the potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, by reviewing our economic models, including projections of future operating results.

Liquidity and Capital Resources

As of June 30, 2025, aggregate working capital was $13.9 million as compared to aggregate working capital of $13.8 million at December 31, 2024. Cash and cash equivalents at June 30, 2025 and December 31, 2024 were $7.0 million and $12.6 million, respectively.

Net cash used in operating activities for the six months ended June 30, 2025 was $5.4 million. This decrease was principally due to the net loss of $0.7 million, an increase in accounts receivable of $2.8 million, an increase in contract assets of $1.5 million and a decrease in contract liabilities of $1.1 million offset by non-cash items of $0.9 million.

Net cash used in investing activities for the six months ended June 30, 2025 consisted of capital expenditures of $49,000 related to purchases of property and equipment and investment in a captive insurance company related to our self-insured health benefits program of $51,000.

Net cash used in financing activities for the six months ended June 30, 2025 consisted of repayments of $43,000 for an equipment loan.

We believe that our cash and cash equivalent positions and our projected cash flow from operations will be sufficient to meet our working capital and capital expenditure requirements for the next twelve months from the filing of these financial condensed consolidated financial statements included in this Form 10-Q. We will continue to assess our operations and take actions anticipated to maintain our operating cash to support the working capital needs.

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

In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.	Exhibits

31.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated August 12, 2025

31.2*	Certification of Richard Catalano, Chief Financial Officer, dated August 12, 2025

32.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated August 12, 2025, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Richard Catalano, Chief Financial Officer, dated August 12, 2025, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Inline XBRL Instance.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL**	Inline XBRL Taxonomy Extension Calculation.

101.DEF**	Inline XBRL Taxonomy Extension Definition.

101.LAB**	Inline XBRL Taxonomy Extension Labels.

101.PRE**	Inline XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of August 2025.

CVD EQUIPMENT CORPORATION

By:	/s/ Emmanuel Lakios
Emmanuel Lakios
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Catalano
Richard Catalano
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

