Form 10-Q
period 2025-09-30
CVD EQUIPMENT CORP
filed 2025-11-10
CIK 766792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,937,338 shares of Common Stock, $0.01 par value at November 10, 2025.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$8,358	$12,598
Accounts receivable, net of allowance for credit losses	2,674	2,149
Contract assets	4,952	2,226
Inventories	2,012	2,115
Other current assets	496	898
Total current assets	18,492	19,986

Property, plant and equipment, net	11,231	11,699
Other assets	52	1
Total assets	$29,775	$31,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,110	$679
Accrued expenses	1,963	2,236
Current maturities of long-term debt	90	87
Contract liabilities	724	3,135
Total current liabilities	3,887	6,137

Long-term debt, net of current portion	113	181

Total liabilities	4,000	6,318
Stockholders’ equity:
Common stock - $0.01 par value – authorized 20,000,000 shares; issued and outstanding 6,937,338 at September 30, 2025 and 6,881,838 at December 31, 2024	69	69
Additional paid-in capital	30,481	29,757
Accumulated deficit	(4,775)	(4,458)
Total stockholders’ equity	25,775	25,368

Total liabilities and stockholders’ equity	$29,775	$31,686

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share and share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$7,408	$8,194	$20,836	$19,462
Cost of revenue	4,987	6,430	14,646	15,371

Gross profit	2,421	1,764	6,190	4,091

Operating expenses
Research and development	594	644	2,061	2,055
Selling and shipping	328	423	1,097	1,268
General and administrative	1,191	1,245	3,595	3,844
Gain on sale of equipment	-	(625)	-	(625)

Total operating expenses	2,113	1,687	6,753	6,542

Operating income (loss)	308	77	(563)	(2,451)

Other income (expense):
Interest income	79	136	272	438
Interest expense	(3)	(5)	(10)	(14)
Other income	-	-	-	2
Total other income, net	76	131	262	426

Income (loss) before income tax	384	208	(301)	(2,025)

Income tax expense	-	5	16	5

Net income (loss)	$384	$203	$(317)	$(2,030)

Income (loss) per common share-basic	$0.06	$0.03	$(0.05)	$(0.30)
Income (loss) per common share-diluted	$0.06	$0.03	$(0.05)	$(0.30)

Weighted average common shares
Basic	6,881,989	6,825,495	6,867,971	6,817,220
Diluted	6,883,534	6,834,627	6,867,971	6,817,220

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

Three months ended September 30, 2025 and 2024			Additional
	Common stock		paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at July 1, 2025	6,881,838	$69	$30,271	$(5,159)	$25,181
Net income	-	-	-	384	384
Stock-based compensation	55,500	-	210	-	210
Balance at September 30, 2025	6,937,338	$69	$30,481	$(4,775)	$25,775

Balance at July 1, 2024	6,825,338	$68	$29,229	$(4,793)	$24,504
Net income	-	-	-	203	203
Stock-based compensation	56,500	1	266	-	267
Balance at September 30, 2024	6,881,838	$69	$29,495	$(4,590)	$24,974

Nine months ended September 30, 2025 and 2024			Additional
	Common stock		paid-in	Accumulated
	Shares	Par Value	Capital	Deficit	Total

Balance at January 1, 2025	6,881,838	$69	$29,757	$(4,458)	$25,368
Net loss	-	-	-	(317)	(317)
Stock-based compensation	55,500	-	724	-	724
Balance at September 30, 2025	6,937,338	$69	$30,481	$(4,775)	$25,775

Balance at January 1, 2024	6,824,511	$68	$28,695	$(2,560)	$26,203
Net loss	-	-	-	(2,030)	(2,030)
Stock-based compensation	57,327	1	800	-	801
Balance at September 30, 2024	6,881,838	$69	$29,495	$(4,590)	$24,974

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(317)	$(2,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	724	801
Depreciation and amortization	517	476
Provision for excess and obsolete inventory	-	1,253
Gain on sales of equipment	-	(625)
Changes in assets and liabilities, net of effects of sale of equipment:
Accounts receivable	(525)	(3,218)
Contract assets	(2,726)	256
Inventories	103	633
Other current assets	402	48
Other assets	-	8
Accounts payable	431	140
Accrued expenses	(273)	138
Contract liabilities	(2,411)	(1,620)
Net cash used in operating activities	(4,075)	(3,740)

Cash flows from investing activities:
Purchases of property and equipment	(49)	(219)
Investment in captive insurance company	(51)	-
Net cash used in investing activities	(100)	(219)

Cash flows from financing activities
Payments of long-term debt	(65)	(61)
Net cash used in financing activities	(65)	(61)

Net decrease in cash and cash equivalents	(4,240)	(4,020)

Cash and cash equivalents at beginning of period	12,598	14,025

Cash and cash equivalents at end of period	$8,358	$10,005

Supplemental disclosure of cash flow information:

Income taxes paid	$26	$2
Interest paid	$10	$14

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively the “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that can be expected for the year ending December 31, 2025.

The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements at such date, as filed on Form 10-K with the SEC on March 19, 2025, but does not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with that report.

All material intercompany balances and transactions have been eliminated in consolidation.

Transformation Strategy

On November 6, 2025, the Company’s Board of Directors approved a comprehensive strategy to transform the Company in response to the continued fluctuations in order rates and the recent decline in the bookings of the CVD Equipment division. As part of this strategy, the Company intends to transition the operating model for our CVD Equipment business from vertically integrated fabrication to outsourced fabrication of certain components. These actions are expected to reduce the Company’s fixed operating costs.

Key initiatives of the plan include a reduction in the CVD Equipment division’s workforce, expected to reduce annual operating costs by approximately $2.0 million; outsourcing of the fabrication operations for certain components; and implementation of a revised sales strategy utilizing distributors and outside sales representatives to supplement internal sales efforts. The SDC division will not be impacted by these actions.

The transformation strategy also includes the exploration of strategic alternatives for businesses and product lines, including the potential sale or divestiture of assets or business lines.

The Company expects to complete the workforce reduction plan during the fourth quarter of 2025 and anticipates incurring approximately $0.1 million in severance and other charges. In connection with the transformation plan, the Company may incur non-cash impairment charges in future periods with respect to certain of its long-lived assets to the extent any such assets are disposed of for amounts less than their book values.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

At September 30, 2025, the Company had $8.4 million in cash and cash equivalents. The Company believes that its existing cash and cash equivalents, together with anticipated cash flows from operations, collections of outstanding accounts receivable, revenue from its current backlog, sales of inventory on hand, and deposits and down payments on significant orders, will be sufficient to fund its working capital and capital equipment needs, as well as its expected cash requirements, for at least the next 12 months from the date of issuance of these condensed consolidated financial statements.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

design. Cost based input methods of revenue recognition require the Company to make estimates of costs to complete the projects.

In making such estimates, significant judgment is required to evaluate assumptions related to the costs to complete the projects, including materials, labor and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known and can be reasonably estimated. There were no impairment losses recognized on contract assets during the three and nine months ended September 30, 2025 and 2024.

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

Under ASC 606, payments received from customers in excess of revenue recognized to date results in a contract liability. These contract liabilities are not considered to represent a significant financing component of the contract because we believe these cash advances and deposits are generally used to meet working capital demands which can be higher in the earlier stages of a contract. Also, advanced payments and deposits provide us with some measure of assurance that the customer will perform on its obligations under the contract.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For any system equipment sales where the equipment would have an alternative use or where the contract provisions of the contract preclude the use of over time revenue recognition, revenue is recognized at the point in time when control of the equipment is transferred to the customer. For the three and nine months ended September 30, 2025 and 2024, all system equipment sales were recorded over time by using an input method except a) one contract that was recorded as revenue at the point in time the equipment was transferred to the customer during the third quarter of fiscal year 2024 and b) one contract that was entered during 2024 was not recognized using over time revenue recognition until July 2025 when a contract modification was entered into with the customer to change certain contract provisions. Revenue and gross profit recognized for this modified contract was $1.0 million and $0.6 million, respectively for the three and nine months ended September 30, 2025.

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

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. The amendments further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted, and should be applied either prospectively or retrospectively. The resulting new annual disclosures requirements will be reflected in the Company’s 2025 report on Form 10-K.

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

NOTE 3: CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

The Company had cash and cash equivalents of $8.4 million and $12.6 million at September 30, 2025 and December 31, 2024, respectively. The Company invests excess cash in U.S. treasury securities, certificates of deposit or deposit accounts, all with maturities of less than three months. Cash equivalents consisting of U.S. treasury securities were $7.6 million and $11.9 million at September 30, 2025 and December 31, 2024, respectively.

The Company’s cash balances are held in United States financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount at risk at September 30, 2025 and December 31, 2024 was $0.7 million and $0.4 million, respectively.

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

Accounts receivable is presented net of an allowance for credit losses of $23,000 and $48,000 as of September 30, 2025 and December 31, 2024, respectively. The allowance is based on prior experience and management’s evaluation of future economic conditions. Measurement of credit losses requires consideration of historical loss experience, including the need to adjust for changing business conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Future changes to the estimated allowance for credit losses could be material to our results of operations and financial condition.

At September 30, 2025, the accounts receivable balance included amounts from three customers that represented 47.4%, 11.3%, and 13.1% of total accounts receivable. As of December 31, 2024, the accounts receivable balance includes amounts from three customers that represented 28.6%, 14.0% and 11.9% of total accounts receivable.

Sales concentration

Revenue from a single customer in any one period can exceed 10% of our total revenues. During the three months ended September 30, 2025, three customers exceeded 10% of revenues, representing 22.7%, 19.1%, and 13.6% of revenues, and during the nine months ended September 30, 2025, two customers represented 30.2% and 16.7% of revenues.

During the three months ended September 30, 2024, two customers represented 29.1% and 11.2% of revenues, and during the nine months ended September 30, 2024, one customer represented 31.2% of revenues.

NOTE 4: REVENUE RECOGNITION

The following table represents a disaggregation of revenue for the three and nine months ended September 30, 2025, and 2024 (in thousands):

	Three months ended September 30, 2025
	Over time	Point in time	Total
Energy	$67	$5	$72
Aerospace	1,553	368	1,921
Industrial	2,397	247	2,644
Research	2,318	453	2,771
Total	$6,335	$1,073	$7,408

	Three months ended September 30, 2024
	Over time	Point in time	Total
Energy	$-	$448	$448
Aerospace	3,814	969	4,783
Industrial	1,522	368	1,890
Research	927	146	1,073
Total	$6,263	$1,931	$8,194

	Nine months ended September 30, 2025
	Over time	Point in time	Total
Energy	$67	$19	$86
Aerospace	4,804	1,718	6,522
Industrial	8,434	970	9,404
Research	3,788	1,036	4,824
Total	$17,093	$3,743	$20,836

	Nine months ended September 30, 2024
	Over time	Point in time	Total
Energy	$216	$500	$716
Aerospace	8,285	1,488	9,773
Industrial	4,324	1,142	5,466
Research	2,963	544	3,507
Total	$15,788	$3,674	$19,462

The energy market includes customers involved in the manufacture of silicon carbide wafers and batteries. The aerospace market includes customers that manufacture aircraft engines. The industrial end market consists of various end customers in diverse industries. The research market principally represents customers such as universities and other research institutions.

NOTE 4: REVENUE RECOGNITION (continued)

The Company has unrecognized contract revenue of approximately $5.3 million at September 30, 2025 of contracts in progress that it expects to substantially recognize as revenue within the next twelve months based on over time revenue recognition.

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

Contract assets and liabilities

Contract assets and contract liabilities on input method type contracts in progress are summarized as follows as of September 30, 2025 (in thousands):

Costs incurred on contracts in progress	$20,998
Estimated earnings	10,067
31,065
Billings to date	(26,271)
4,794
Deferred revenue related to non-system contracts	(566)
$4,228
Included in accompanying condensed consolidated balance sheet as of September 30, 2025 under the following captions (in thousands):
Contract assets	$4,952
Contract liabilities	$724

Of the contract liability balances at December 31, 2024 and 2023, $2.4 million and $2.7 million was recognized as revenue during the nine months ended September 30, 2025 and 2024, respectively. Contract assets and contract liabilities at December 31, 2023 were $1.6 million and $4.9 million, respectively.

NOTE 5: INVENTORIES

Inventories consist of:

	September 30, 2025	December 31, 2024

Raw materials	$1,174	$1,217
Work-in-process	649	765
Finished goods	189	133
Total	$2,012	$2,115

Included in our inventories are finished goods and raw materials related to PVT 150/200 systems that were purchased and built, respectively, in anticipation of future orders.

As of September 30, 2025, the net amount of PVT 150/200 systems inventory is approximately $0.4 million. If future PVT 150/200 orders do not materialize and if the Company is not otherwise able to sell this inventory, the Company could incur additional charges to further reduce the carrying value of such inventory to net realizable value. Such charges may be material to the Company’s financial position and future results of operations.

NOTE 6: LONG-TERM DEBT

In September 2022, the Company entered into a loan agreement to fund the acquisition of machinery. The remaining loan balance of $203,000 is payable in equal monthly installments of $8,352 and secured by equipment. The interest rate is 6%.

NOTE 7: EARNINGS PER SHARE

The calculation of basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Basic weighted average common shares outstanding	6,881,989	6,825,495	6,867,971	6,817,220
Dilutive effect of unvested restricted stock	1,545	9,132	-	-
Diluted weighted average shares outstanding	6,883,534	6,834,627	6,867,971	6,817,220

For the three and nine months ended September 30, 2025 and 2024, all stock options were excluded in the computation of diluted earnings per share because their effect was antidilutive.

NOTE 8: STOCK-BASED COMPENSATION EXPENSE

The Company recorded stock-based compensation for the three and nine months ended September 30, 2025 and 2024, respectively, that were included in the following line items in our condensed consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Cost of revenue	$23	$38	$76	$114
Research and development	36	47	128	141
Selling	18	27	65	81
General and administrative	133	155	455	465

Total	$210	$267	$724	$801

Stock-based compensation expense for three months ended September 30, 2025 and 2024 included $50,000 and $50,000, respectively, and for the nine month periods ended September 30, 2025 and 2024 included $150,000 and $153,736, respectively, related to restricted stock awards that directors are entitled to receive pursuant to the Director Compensation Plan. Under this plan each of the five Company’s independent directors is entitled to an Annual Equity Retainer in the amount of $40,000, to be granted on the date of the Company’s annual meeting of shareholders.

The following table summarizes stock options activity through September 30, 2025:

		Weighted
	Stock Option	Average
	Awards	Exercise
	(in shares)	Price

Outstanding at January 1, 2025	823,125	$8.24
Forfeited	(15,500)	11.04
Outstanding at September 30, 2025	807,625	8.19

The following table summarizes information about the outstanding and exercisable options at September 30, 2025 by ranges of exercise prices:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
Exercise	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price Range	Outstanding	Contractual	Price	Value	Exercisable	Price	Value
$4.00-7.00	442,125	6.2	$4.54	$-	385,125	$4.47	$-
$7.01-10.00	20,000	2.6	$8.07	$-	20,000	$8.07	$-
$10.01-13.00	120,000	1.5	$10.52	$-	120,000	$10.52	$-
$13.01-16.00	225,500	7.5	$14.11	$-	112,000	$14.11	$-

NOTE 8: STOCK-BASED COMPENSATION EXPENSE (continued)

As of September 30, 2025, there was $0.9 million of unrecognized compensation costs related to stock options expected to be recognized over a weighted average period of 1.4 years.

NOTE 9: INCOME TAXES

As of September 30, 2025 and December 31, 2024, the Company has provided a full valuation allowance against its net deferred tax assets. This was based on management’s assessment, including the last four years of operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. Management continues to evaluate for potential utilization of the Company’s net deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections of future operating results.

NOTE 10: SEGMENT REPORTING

The Company has determined that it has three reportable segments, organized primarily based on product offerings, as follows:

●	CVD Equipment – manufactures chemical vapor deposition, physical vapor transport and thermal process equipment.

●	SDC – manufactures ultra-high purity gas and chemical delivery control systems.

●	MesoScribe – provided electronic printing services and products (heaters, antennas, and sensors). The operations of MesoScribe were ceased during 2024.

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

Financial results for the reportable segments are prepared on a basis consistent with the internal disaggregation of financial information to assist the CODM in making internal operating decisions.

NOTE 10: SEGMENT REPORTING (continued)

Certain income and expenses are excluded from segment net income (loss) and included in the unallocated amounts in the reconciliation of reportable segment net income (loss) to net income (loss). These items are not used by the CODM in allocating resources or evaluating the results of the segments and include the following: corporate expenses consisting of employment costs of executives, finance, information technology and human resources; board of director fees; professional fees; shareholder and investor relations expense; directors’ and officers’ insurance; interest income and income tax expense. Segment income (loss) from operations may not be consistent with measures used by other companies.

The following provides segment information as described below (in thousands):

	For the three months ended September 30, 2025
	CVD	SDC	MesoScribe	Total

Segment revenue	$5,677	$1,858	$6	$7,541
Less:
Cost of revenue	(3,867)	(1,254)	1	(5,120)
Research and development	(558)	(36)	-	(594)
Selling	(270)	(58)	-	(328)
General and administrative	(203)	(243)	-	(446)
Interest expense	(3)	-	-	(3)
Segment net income	$776	$267	$7	$1,050
Segment assets	$18,982	$3,156	$(2)	$22,136
Capital expenditures	$-	$-	$-	$-
Depreciation and amortization	$150	$13	$-	$163

	For the three months ended September 30, 2024
	CVD	SDC	MesoScribe	Total

Segment revenue	$5,683	$2,005	$661	$8,349
Less:
Cost of revenue	(5,233)	(1,215)	(138)	(6,586)
Research and development	(597)	(47)	-	(644)
Selling	(368)	(50)	(5)	(423)
General and administrative	(315)	(156)	(39)	(510)
Gain on equipment	-	-	625	625
Interest expense	(5)	-	-	(5)
Segment net income (loss)	$(835)	$537	$1,104	$806
Segment assets	$17,770	$3,805	$836	$22,411
Capital expenditures	$31	$7	$-	$38
Depreciation and amortization	$158	$12	$-	$170

NOTE 10: SEGMENT REPORTING (continued)

The following provides segment information as described below (in thousands):

	For the nine months ended September 30, 2025
	CVD	SDC	MesoScribe	Total

Segment revenue	$15,396	$5,733	$37	$21,166
Less:
Cost of revenue	(11,325)	(3,648)	(3)	(14,976)
Research and development	(1,931)	(130)	-	(2,061)
Selling	(919)	(178)	-	(1,097)
General and administrative	(734)	(691)	-	(1,425)
Interest expense	(10)	-	-	(10)
Segment net income	$477	$1,086	$34	$1,597
Capital expenditures	$43	$6	$-	$49
Depreciation and amortization	$477	$40	$-	$517

	For the nine months ended September 30, 2024
	CVD	SDC	MesoScribe	Total
Segment revenue	$12,738	$6,252	$775	$19,765
Less:
Cost of revenue	(11,884)	(3,516)	(274)	(15,674)
Research and development	(1,874)	(181)	-	(2,055)
Selling	(1,116)	(147)	(5)	(1,268)
General and administrative	(1,080)	(523)	(87)	(1,690)
Gain on Equipment			625	625
Other income	2	-	-	2
Interest expense	(14)	-	-	(14)
Segment net income (loss)	$(3,228)	$1,885	$1,034	$(309)
Capital expenditures	$209	$10	$-	$219
Depreciation and amortization	$441	$35	$-	$476

Intersegment revenues are determined based on similar product sales to external customers of the Company.

The following table presents a reconciliation of net income (loss) of reportable segments to consolidated net income (loss) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net income (loss) of reportable segments	$1,050	$806	$1,597	$(309)
Unallocated amounts:
Corporate expenses	(745)	(734)	(2,170)	(2,154)
Interest income	79	136	272	438
Income tax (expense)	-	(5)	(16)	(5)
Consolidated net income (loss)	$384	$203	$(317)	$(2,030)

NOTE 10: SEGMENT REPORTING (continued)

The following table presents revenue by geographic area (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

United States	$7,139	$6,610	$19,726	$16,753
North America, excluding US	-	30	3	47
Europe, Middle East and Africa	136	1,355	699	1,698
Asia-Pacific	133	199	408	964

Consolidated total revenue	$7,408	$8,194	$20,836	$19,462

For geographical reporting, revenues are attributed to the location in which the customer facility is located. All the Company’s long-lived assets are located in the United States.

NOTE 11: RISKS AND CONTINGENCIES

The Company operates in a challenging economic environment as the global economy continues to confront the impacts of recent executive orders by the U.S. federal administration regarding tariffs on imports from various countries including the European Union, Canada, Mexico, and China and the potential impact of actions taken by other countries in response to the announced tariffs, geopolitical conflicts and general inflationary pressures. Other economic challenges include the effects of the current U.S. government shutdown and the ongoing geopolitical developments across Europe and Asia including the war in Ukraine. The specific impacts on the Company have included:

●	Tariffs may make the Company’s products less cost competitive and reduce gross margins. The impact on the Company’s business related to these or any other tariffs that may be imposed is uncertain and depends on multiple factors, including the duration and expansion of current tariffs, future changes to tariff rates, scope or enforcement, retaliatory measures by impacted trade partners, and related inflationary effects. In addition, economic uncertainties may potentially affect our future order rate.

●	On September 30, 2025, the continuing resolution (CR) allowing U.S. government departments and agencies to operate through the end of the government fiscal year expired and the U.S. government shut down most of its operations. As a result of the U.S. government shutdown, our business and results of operations may be impacted by the disruptions to federal government offices, workers, and operations, including disruptions relating to the funding of research activities to both universities and companies that may result in delays in new orders or the loss of orders. We may also experience similar impacts in the event of a series of short-term continuing resolutions rather than full-year fiscal year 2026 appropriations. Generally, the significance of these impacts will primarily be based on the length of the shutdown and timing of passage of a new CR or a full budget.

●	Significant geopolitical developments across Europe and Asia have and may continue to restrict the Company’s ability to procure raw materials and components such as nickel and integrated circuits, as well as impact the Company’s ability to sell its products into China, Russia and other Eastern European and Asian regions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements, as there can be no assurance that the plans, intentions or expectations upon which they are based will occur. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various factors and are derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

●	uncertainty as to the future growth and return to consistent profitability;

●	uncertainty as to our ability to execute on our transformation strategy;

●	uncertainty as to the general state of the silicon carbide wafer end market;

●	competition in our existing and potential future product lines of business, including our aerospace equipment and PVT150 / PVT200 systems;

●	uncertainty as to our ability to identify and develop new products for growth markets;

●	our ability to obtain financing on acceptable terms if and when needed;

●	our ability to attract and retain key personnel and employees;

●	uncertainty as to changes to international trade policies including the imposition of tariffs;

●	uncertainty as to the impact of the current U.S. Government shutdown; and

●	uncertainty as to our ability to adequately obtain raw materials and on commercially reasonable terms.

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

We conduct our business through three reportable segments: (i) CVD Equipment that designs and manufactures chemical vapor deposition, physical vapor transport and thermal process equipment; (ii) SDC that designs and manufactures ultra-high purity gas and chemical delivery control systems; and (iii) MesoScribe that provided products related to advanced materials and coatings. The operations of MesoScribe were ceased during 2024.

During the three months ended September 30, 2025 and 2024:

●	Revenue decreased by $0.8 million or 9.6% as compared to the third quarter of 2024 due principally to lower MesoScribe revenue of $0.7 million which ceased operations in 2024.

●	Gross profit increased by $0.7 million or 37.2% due to more profitable contract mix at CVD Equipment segment partially offset by lower MesoScribe revenues.

●	Total bookings for the third quarter of 2025 were approximately $2.2 million as compared to bookings of $4.1 million in the third quarter of 2024.

●	Total bookings for the nine months ended September 30, 2025 were approximately $9.5 million as compared to bookings of $21.0 million in the nine months ended September 30, 2024.

●	Backlog declined from $13.2 million at June 30, 2025 to $8.0 million at September 30, 2025 due principally to lower orders in our CVD Equipment segment.

●

Cash and cash equivalents at September 30, 2025 were $8.4 million as compared to $12.6 million at December 31, 2024. This decrease was principally due to the net loss during the period of $0.3 million, an increase in accounts receivable of $0.5 million, an increase in contract assets of $2.7 million, and a decrease in contract liabilities of $2.4 million which was partially offset by non-cash expenses of $1.2 million.

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

On November 6, 2025, our Board of Directors approved a comprehensive strategy to transform our Company in response to the continued fluctuations in our order rates and the recent decline in the bookings of our CVD Equipment division. As part of this strategy, we intend to transition the operating model for our CVD Equipment business from vertically integrated fabrication to outsourced fabrication of certain components. These actions are expected to reduce our fixed operating costs.

Key initiatives of the plan include a reduction in the CVD Equipment division’s workforce, expected to reduce annual operating costs by approximately $2.0 million; outsourcing of the fabrication operations for certain components; and implementation of a revised sales strategy utilizing distributors and outside sales representatives to supplement internal sales efforts. Our SDC division will not be impacted by these actions.

The transformation strategy also includes the exploration of strategic alternatives for businesses and product lines, including the potential sale or divestiture of assets or business lines.

We expect to complete the workforce reduction plan during the fourth quarter of 2025 and anticipate incurring approximately $0.1 million in severance and other charges. In connection with the transformation plan, we may incur non-cash impairment charges in future periods with respect to certain of our long-lived assets to the extent that any such assets are disposed of for amounts less than their book values.

In October 2025, we received an order for two PVT150™ Physical Vapor Transport Systems (PVT) from Stony Brook University (SBU) for their new semiconductor research center - onsemi Silicon Carbide Crystal Growth Center. The recently launched research center will enable SBU faculty, scientists, and students to conduct research on silicon carbide crystal growth and other wide band gap (WBG) materials and device-enabling technologies critical to improving energy efficiency in power semiconductors and foster the next generation of skilled professionals in this field.

Our PVT reactor design and control system architecture allows for precise process and temperature control enabling run-to-run repeatability and system-to-system matching. The PVT system platform is also being considered to process other WBG materials such as aluminum nitride (AlN) to support the development of emerging, high performance semiconductor materials.

Our PVT systems may provide us with standard product offerings to continue to support the EV focused market as well as energy storage, power conversion and power transmission. In addition, SiC semiconductors specifically help address the need for high energy efficiency and power density in the AC-DC stage in power supply units for AI data centers. We plan to evaluate the market conditions and opportunities to expand our product offerings in the power electronics market.

In February 2024, we received an order from a customer for our PVT200 system used to grow silicon carbide crystals for the manufacture of 200 mm wafers. We shipped this unit to the customer in the third quarter of 2024 and it continues to be evaluated.

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

On September 30, 2025, the continuing resolution (CR) allowing U.S. government departments and agencies to operate through the end of the government fiscal year expired and the U.S. government shut down most of its operations. As a result of the U.S. government shutdown, our business and results of operations may be impacted by the disruptions to federal government offices, workers, and operations, including disruptions relating to the funding of research activities to both universities and companies that may result in delays in new orders or the loss of orders. We may also experience similar impacts in the event of a series of short-term continuing resolutions rather than full-year fiscal year 2026 appropriations. Generally, the significance of these impacts will primarily be based on the length of the shutdown and timing of passage of a new CR or a full budget.

On July 4, 2025, “An Act to Provide for Reconciliation Pursuant to Title II of the H. Con. Res. 14” (the Act) was enacted. The Act provides for several corporate tax changes including, but not limited to, restoring full expensing of domestic research and development costs, restoring immediate deductibility of certain capital expenditures, and changes in the computations of U.S. taxation on international earnings.

Historically, our orders have fluctuated based on end user market conditions, adoption of our new products and acceptance of our products. The current economic uncertainty regarding tariffs may potentially affect our future order rate. The order rate as well as other factors in our manufacturing process ultimately impacts on the timing of revenue recognition, whether accounted for over time or at a point in time. Accordingly, orders received from customers and the corresponding revenue recognized may fluctuate from quarter to quarter. The sales cycle for our equipment is typically six months, but can range up to twelve to eighteen months, depending on the application and product stage of the equipment. The order cycle to manufacture and test a system also will vary from six to eighteen months for our CVD Equipment segment and two to twelve months for our SDC segment, depending on system complexity and magnitude of the system.

Results of Operations

Three Months Ended September 30, 2025 and 2024

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024 and the period-over-period dollar and percentage changes for those line items (in thousands, except percentages).

	Three months ended September 30
	2025	2024	Change	Percent
Revenue	$7,408	$8,194	$(786)	(9.6)%
Cost of revenue	4,987	6,430	(1,443)	(22.4)%

Gross profit	2,421	1,764	657	37.2%
Gross margin	32.7%	21.5%

Operating expenses:
Research and development	594	644	(50)	(7.8)%
Selling	328	423	(95)	(22.5)%
General and administrative	1,191	1,245	(54)	(4.3)%
Gain on sale of equipment	-	(625)	625	100.0%

Total operating expenses	2,113	1,687	426	25.3%

Operating income	308	77	231	300.0%

Other income (expense):
Interest income	79	136	(57)	(41.9)%
Interest expense	(3)	(5)	2	40.0%
Total other income, net	76	131	(55)	(42.0)%

Income before income taxes	384	208	176	84.6%

Income tax expense	-	5	(5)	100.0%

Net income	$384	$203	$181	89.2%

	Three months ended September 30
	2025	2024	Change	Percent
Revenues
CVD Equipment	$5,677	$5,684	$(7)	(0.1)%
SDC	1,858	2,005	(147)	(7.3)%
MesoScribe	6	661	(655)	(99.1)%
Intersegment sales elimination	(133)	(156)	23	14.7%

Total	$7,408	$8,194	$(786)	(9.6)%

Revenue

Our revenue for the three months ended September 30, 2025 was $7.4 million compared to $8.2 million for the three months ended September 30, 2024, a decrease of $0.8 million or 9.6%.

The decrease in revenue versus the prior year period was primarily attributable to lower revenue of $0.7 million from our MesoScribe segment which ceased operations in 2024. Revenue from three customers for the quarter ended September 30, 2025 represented 22.7%, 19.1% and 13.6%, respectively, of our total revenues and 29.7%, 24.9%, and 17.5%, respectively, of CVD Equipment segment revenues.

The revenue contributed by our CVD Equipment segment for the quarter ended September 30, 2025 of $5.7 million (net of intersegment revenue of $2,000) represented 76.6% of overall revenue as compared to $5.7 million (net of intersegment revenue of $5,000) or 69.3% of overall revenue for the quarter ended September 30, 2024. Lower revenues from system contracts in progress were offset by revenue recognized on one contract that was modified during the third quarter of 2025 to allow revenue to be recognized over time. Revenue recognized from this contract was approximately $1.0 million during the third quarter ended September 30, 2025.

The revenue contributed by our SDC segment for the quarter ended September 30, 2025 of $1.7 million (net of intersegment sales of $130,000) represented 23.3% of overall revenue as compared to $1.9 million (net of intersegment sales of $151,000) or 22.6% of overall revenue for the quarter ended September 30, 2024. SDC segment revenue decreased by $0.1 million or 7.3% due to less contracts in progress during the quarter.

Our order backlog at September 30, 2025 was approximately $8.0 million as compared to $13.2 million at June 30, 2025. Our order backlog at September 30, 2025 consists of approximately $6.8 million related to remaining performance obligations of contracts in progress and not yet started and the balance of approximately $1.2 million represents non-system orders received from customers. As of September 30, 2025, one industrial customer represented 23.8% of our backlog and one aerospace customer represented 24.7% of our backlog. Historically, our revenues and orders have fluctuated based on changes in order rate as well as other factors in our manufacturing process that impact on the timing of revenue recognition. Accordingly, orders received from customers and revenue recognized may fluctuate from quarter to quarter.

Gross Profit

Gross profit for the three months ended September 30, 2025 was $2.4 million, with a gross margin of 32.7%, compared to a gross profit of $1.8 million and a gross margin of 21.5% for the three months ended September 30, 2024. The increase in gross profit of $0.7 million was principally due to more profitable contract mix at CVD Equipment segment partially offset by lower MesoScribe revenues. The gross profit of our CVD Equipment segment includes $0.6 million related to the revenue recognized as the result of a contract modification. The gross profit of our SDC segment was negatively impacted by $0.1 million of non-recurring equipment certification costs.

Research and Development

For the three months ended September 30, 2025, research and development expenses were $0.6 million, or 8.0% of revenue as compared to $0.6 million, or 7.9% of revenue for the three months ended September 30, 2024, a decrease of $50,000 or 7.8%. The decrease in 2025 was the result of a reduction in personnel partially offset by less hours being charged to cost of revenue for contracts in progress.

General engineering support and expenses related to the development of more standardized products and value-added development of existing products are reflected as part of research and development expense. General engineering support and expenses are charged to costs of goods sold when work is performed directly on a customer order.

Selling

Selling expenses were $0.3 million or 4.4% of the revenue for the three months ended September 30, 2025 as compared to $0.4 million or 5.2% of revenue for the three months ended September 30, 2024, a decrease of $0.1 million or 22.5%. The decrease was the result of a reduction in personnel.

General and Administrative

General and administrative expenses for the three months ended September 30, 2025 were $1.2 million or 16.1% of revenue compared to $1.2 million or 15.2% of revenue for the three months ended September 30, 2024, a decrease of $0.1 million or 4.3%. There were no significant changes in general and administrative expenses.

Gain on Sale of Equipment

During the three months ended September 30, 2024, we recognized a gain of $0.6 million on the sale of equipment related to our MesoScribe subsidiary representing the sale price of $0.8 million less the costs of the equipment sold of $0.2 million.

Other Income (Expense), Net

Other income (expense) consists principally of interest income on U.S. treasury securities and was lower than the prior year quarter due to less funds available for investment and lower interest rates.

Income Taxes

We continue to evaluate the potential utilization of our net deferred tax asset, which has been fully reserved for, on a quarterly basis, by reviewing our economic models, including projections of future operating results.

Nine Months Ended September 30, 2025 versus September 30, 2024

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations for the nine months ended September 30, 2025 and 2024 and the period-over-period dollar and percentage changes for those line items (in thousands, except percentages).

	Nine months ended September 30
	2025	2024	Change	Percent
Revenue	$20,836	$19,462	$1,374	7.1%
Cost of revenue	14,646	15,371	(725)	(4.7)%

Gross profit	6,190	4,091	2,099	51.3%
Gross margin	29.7%	21.0%

Operating expenses:
Research and development	2,061	2,055	6	0.3%
Selling	1,097	1,268	(171)	(13.5)%
General and administrative	3,595	3,844	(249)	(6.5)%
Gain on sale of equipment	-	(625)	625	100.0%

Total operating expenses	6,753	6,542	211	3.2%

Operating loss	(563)	(2,451)	1,888	(77.0)%

Other income (expense):
Interest income	272	438	(166)	(37.9)%
Interest expense	(10)	(14)	4	(28.6)%
Other income	-	2	(2)	(100.0)%
Total other income, net	262	426	(164)	(38.5)%

Loss before income taxes	(301)	(2,025)	1,724	85.1%

Income tax expense	16	5	11	220.0%

Net loss	$(317)	$(2,030)	$1,713	84.4%

	Nine months ended September 30
	2025	2024	Change	Percent
Revenue
CVD Equipment	$15,396	$12,738	$2,658	20.9%
SDC	5,734	6,252	(518)	(8.3)%
MesoScribe	36	775	(739)	(95.4)%
Intersegment sales elimination	(330)	(303)	(27)	(8.9)%

Total	$20,836	$19,462	$1,374	7.1%

Revenue

Our revenue for the nine months ended September 30, 2025 was $20.8 million compared to $19.5 million for the nine months ended September 30, 2024, an increase of $1.4 million or 7.1%.

The increase in revenue versus the prior year period was primarily attributable to higher revenues of $2.7 million from our CVD Equipment segment offset by lower revenues of $0.7 million from our MesoScribe segment and $0.5 million from our SDC segment. Revenue from two customers for the nine months ended September 30, 2025 represented 30.2% and 16.7%, respectively, of our total revenues and 41.0% and 22.7%, respectively, of CVD Equipment segment revenues.

The revenue contributed by the CVD Equipment segment for the nine months ended September 30, 2025 of $15.4 million (net of intersegment revenue of $13,000) represented 73.6% of overall revenue as compared to $12.7 million (net of intersegment revenue of $5,000) or 65.4% of overall revenue for the nine months ended September 30, 2024. The increase in revenues of $2.7 million or 20.9% was principally due to higher contract revenues from contracts in progress of $1.6 million and higher non-system revenues of $1.0 million.

The revenue contributed by the SDC segment for the nine months ended September 30, 2025 of $5.4 million (net of intersegment revenue of $0.3 million) represented 26.0% of overall revenue as compared to $5.9 million (net of intersegment revenue of $0.3 million) or 30.6% of overall revenue for the nine months ended September 30, 2024. Revenue for our SDC segment decreased by $0.5 million or 8.3% due to less contracts in progress during the period.

Gross Profit

Gross profit for the nine months ended September 30, 2025 was $6.2 million, with a gross margin of 29.7%, compared to a gross profit of $4.1 million and a gross margin of 21.0% for the nine months ended September 30, 2024. The increase in gross profit of $2.1 million was principally due to higher system and non-system revenues in our CVD Equipment segment offset by lower revenues in our SDC and MesoScribe segments. The gross profit of our CVD Equipment segment includes $0.6 million related to the revenue recognized as the result of a contract modification. The gross profit of our SDC segment was negatively impacted by $0.1 million of non-recurring equipment certification costs.

Research and Development

For the nine months ended September 30, 2025, research and development expenses were $2.1 million, or 9.9% of revenue as compared to $2.1 million, or 10.6% of revenue for the nine months ended September 30, 2024, an increase of $6,000 or 0.3%. Reductions in personnel was offset by less hours being charged to cost of revenue for contracts in progress.

General engineering support and expenses related to the development of more standardized products and value-added development of existing products are reflected as part of research and development expense. General engineering support and expenses are charged to costs of goods sold when work is performed directly on a customer order.

Selling

Selling expenses were $1.1 million or 5.3% of revenue for the nine months ended September 30, 2025 as compared to $1.3 million or 6.5% of revenue for the nine months ended September 30, 2024, a decrease of $0.1 million or 13.5%. The decrease was the result of a reduction in personnel.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2025 were $3.6 million or 17.3% of revenue compared to $3.8 million or 19.8% of revenue for the nine months ended September 30, 2024, a decrease of $0.2 million or 6.5%. The decrease in expenses was principally due to lower professional fees, lower bonus accrual and the cessation of MesoScribe’s operations.

Gain on Sale of Equipment

During the nine months ended September 30, 2024, we recognized a gain of $0.6 million on the sale of equipment related to our MesoScribe subsidiary representing the sale price of $0.8 million less the costs of the equipment sold of $0.2 million.

Other Income (Expense), Net

Other income (expense) consists principally of interest income on U.S. treasury securities and was lower than the prior year period due to less funds available for investment and lower interest rates.

Income Taxes

We continue to evaluate the potential utilization of our net deferred tax asset, which has been fully reserved for, on a quarterly basis, by reviewing our economic models, including projections of future operating results.

Liquidity and Capital Resources

As of September 30, 2025, aggregate working capital was $14.6 million as compared to aggregate working capital of $13.8 million at December 31, 2024. Cash and cash equivalents at September 30, 2025 and December 31, 2024 were $8.4 million and $12.6 million, respectively.

Net cash used in operating activities for the nine months ended September 30, 2025 was $4.1 million. This decrease was principally due to the net loss of $0.3 million, an increase in accounts receivable of $0.5 million, an increase in contract assets of $2.7 million and a decrease in contract liabilities of $2.4 million which was partially offset by non-cash expenses of $1.2 million.

Net cash used in investing activities for the nine months ended September 30, 2025 consisted of capital expenditures of $49,000 related to purchases of property and equipment and investment in a captive insurance company related to our self-insured health benefits program of $51,000.

Net cash used in financing activities for the nine months ended September 30, 2025 consisted of repayments of $65,000 for an equipment loan.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.	Exhibits

31.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated November 10, 2025

31.2*	Certification of Richard Catalano, Chief Financial Officer, dated November 10, 2025

32.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated November 10, 2025, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Richard Catalano, Chief Financial Officer, dated November 10, 2025, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Inline XBRL Instance.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL**	Inline XBRL Taxonomy Extension Calculation.

101.DEF**	Inline XBRL Taxonomy Extension Definition.

101.LAB**	Inline XBRL Taxonomy Extension Labels.

101.PRE**	Inline XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of November 2025.

CVD EQUIPMENT CORPORATION

By:	/s/ Emmanuel Lakios
Emmanuel Lakios
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Catalano
Richard Catalano
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

