Form 10-K
period 2025-12-31
CVD EQUIPMENT CORP
filed 2026-03-30
CIK 766792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $14,612,028 at June 30, 2025.

As of March 27, 2026, 6,937,338 shares of the Registrant’s common stock, $0.01 par value were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CVD EQUIPMENT CORPORATION

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

Except for historical information contained herein, this Annual Report on Form 10-K contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements, as there can be no assurance that the plans, intentions or expectations upon which they are based will occur. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various factors and are derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

●	uncertainty as to our future growth and return to profitability;

●	uncertainty as to the general state of the silicon carbide wafer end market;

●	uncertainty as to our ability to generate orders for our equipment division;

●	competition in our existing and potential future product lines of business, including our PVT150™ / PVT200™ systems and CVI and CVD systems;

●	uncertainty as to our ability to identify and develop new products for growth markets;

●	our ability to obtain financing on acceptable terms if and when needed;

●	our ability to attract and retain key personnel and employees;

●	our customer’s ability to obtain funding and budget for our systems;

●	uncertainty as to changes to international trade policies including the possible imposition of tariffs; and

●	uncertainty as to our ability to adequately obtain raw materials and on commercially reasonable terms.

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

Overview

CVD has served the advanced materials markets with chemical vapor deposition, physical vapor transport and thermal process equipment for over 40 years. We are headquartered in Central Islip, New York with our  Stainless Design Concepts (“SDC”) division located in Saugerties, New York.

We design, develop, and manufacture a broad range of equipment used to develop and produce materials and coatings for the aerospace, compound semiconductor, semiconductor, aerospace, battery energy storage markets as well as advanced industrial applications, and research.

We currently conduct our business through two reportable segments: i) CVD Equipment that designs and manufactures chemical vapor deposition, physical vapor transport and thermal process equipment; and ii) SDC that designs and manufactures ultra-high purity gas and chemical delivery control systems. Our MesoScribe reportable segment ceased operations in 2024 and had provided products related to advanced materials and coatings.

Developments

On March 23, 2026, we entered into a definitive agreement under which our SDC business division will be sold to a subsidiary of the Atlas Copco Group. The purchase price amounts to approximately $16.9 million in cash, subject to certain purchase price adjustments. The transaction is expected to close during the second quarter of 2026, subject to customary closing conditions.

We expect to use the proceeds from the transaction to enhance financial flexibility and support initiatives aimed at creating shareholder value. The expected net cash proceeds after payment of transaction expenses and taxes are approximately $15.0 million, of which $900,000 will be held in escrow to cover post-closing adjustments and indemnification obligations under the agreement.

CVD will retain ownership of its Saugerties, New York facility, which will be leased to the acquiring company for an initial term of two years following the closing of the transaction.

On November 6, 2025, our Board of Directors approved a comprehensive strategy to transform the Company in response to the continued fluctuations in our order rates and the recent decline in the bookings of our CVD Equipment segment. As part of this strategy, we intend to transition the operating model for our CVD Equipment business from vertically integrated fabrication to outsourced fabrication of certain components. These actions are expected to reduce our fixed operating costs.

Key initiatives of the plan included a reduction in the CVD Equipment division’s workforce and other expenses, to reduce annual operating costs by approximately $1.8 million. This included outsourcing the fabrication operations for certain components and the implementation of a revised sales strategy utilizing distributors and outside sales representatives to supplement internal sales efforts. Our SDC division will not be impacted by these actions.

The transformation strategy also includes the exploration of strategic alternatives for remaining businesses and product lines, including the potential sale or divestiture of assets or business lines in addition to the sale of SDC.

We completed the workforce reduction plan during the fourth quarter of 2025 and incurred approximately $0.1 million in severance and other charges. In connection with the transformation plan, we incurred non-cash impairment charges of $0.2 million with respect to impairment of machinery and equipment and capitalized software that will no longer be used. The machinery and equipment to be disposed of totaling $0.5 million is reflected as assets held for sale as of December 31, 2025.

Key Company Strengths

Based on more than 40 years of equipment experience, we use our capabilities in process development, engineering, and manufacturing to transform emerging applications into mainstream manufacturing solutions.

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

Our core competencies in equipment and software design, manufacturing and process development are used to engineer our finished products and to accelerate the commercialization path of our customer base. Our proprietary real-time software allows for rapid configuration, and provides our customers with enabling tools to understand, optimize and repeatedly control their processes. These factors reduce costs, improve quality, and reduce the time it takes between customers’ orders and the shipment of our products. Our Application Laboratory allows customers the option to bring their process tools to our laboratory and to work collaboratively with our scientists and engineers to optimize process performance.

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

During 2022, we also received an order from an aerospace company for a production chemical vapor infiltration (CVI) system that will be used to manufacture CMCs for gas turbine jet engine components. We received additional orders from the same aerospace company for three CVI systems in 2023 and one CVI system in 2024. We anticipate the systems will be field accepted and operational by our customer with the next three to nine months.

Our core strategy is to focus on key related to aerospace, microelectronics and industrial applications. With respect to aerospace, our systems are being used by our customers to produce ceramic matrix composite materials (“CMCs”) that will be used in next generation gas turbine jet engines with the objective of reducing jet fuel consumption and to produce specialty coatings for advanced high temperature environments.

In February 2024, we received a multisystem order from an industrial customer for approximately $10 million that will be used for depositing a silicon carbide protective coating on OEM components and the units are expected to be completed over the next three to six months.

The phrase “electrification of everything” within the microelectronics market refers to the shift from fossil fuels to the use of electricity to power devices, buildings, electric vehicles (“EVs”) and many other applications.

In October 2025, we received an order for two PVT150™ Physical Vapor Transport Systems (“PVT”) from Stony Brook University (“SBU”) for their new semiconductor research center - onsemi Silicon Carbide Crystal Growth Center. The recently launched research center will enable SBU faculty, scientists, and students to conduct research on silicon carbide crystal growth and other wide band gap (“WBG”) materials and device-enabling technologies critical to improving energy efficiency in power semiconductors and foster the next generation of skilled professionals in this field.

Our PVT reactor design and control system architecture allows for precise process and temperature control enabling run-to-run repeatability and system-to-system matching. The PVT system platform is also being considered to process other WBG materials such as aluminium nitride (“AlN”) to support the development of emerging, high

Our PVT systems may provide us with standard product offerings to continue to support the EV focused market as well as energy storage, power conversion and power transmission. In addition, SiC semiconductors specifically help address the need for high energy efficiency and power density in the AC-DC stage in power supply units for data centers.

We also provide a line of CVD systems which are used to develop and produce material for the anode portion of batteries.

Both technologies are essential for the support of the EV market. These systems may provide us with standard products offering to continue to support the EV focused market as well as energy storage, power conversion and power transmission.

We have observed continued weakness in the demand for our PVT product line and general reduced demand for silicon carbide which has negatively impacted sales of our PVT systems. In addition, the recent global overcapacity of 150 mm and 200 mm silicon carbide wafers has reduced the market for our silicon carbide growth systems.

We have generally gained new customers through our industry reputation, as well as limited print advertising and trade show attendance. We have increased the number of trade shows and industry conferences attended in 2025.

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

We continue to engage additional customers in the aerospace market regarding CMCs. During 2022, we received an order for a production CVI system. We received additional orders from the same aerospace company for three CVI systems in 2023 and one additional CVI system in 2024. These systems will be used to manufacture CMCs for aerospace gas turbine jet engines and we anticipate the systems will be field accepted and operational by our customer with the next three to nine months.

We believe our future growth will be derived from production applications in our major target markets. Our legacy product line continues to provide advanced equipment and subsystems to enable development of emerging technology and research applications.

Microelectronics / High Power Electronics

Demand for silicon carbide wafers to support high power electronics for energy storage and transmission/charging resulted in a multi-system order from a US-based, silicon carbide wafer manufacturer. Through December 31, 2025, we have received and delivered orders for 30 of our PVT150™ physical vapor transport systems from one customer, which planned to use our systems to grow silicon carbide crystals that are made into 150 mm silicon carbide wafers for use in power electronics. In late 2023, we launched our PVT200™ system designed to manufacture silicon carbide crystals for 200 mm wafer and in mid-2024 we received our first order from a second customer. We plan to continue to support the market with our PVT200™ system and possible future product development for the PVT200™ product line. We will continue to monitor the market dynamics for silicon carbide wafers.

EV Battery Materials / Energy Storage

We have experienced interest and demand for nanotechnology materials including carbon nanotubes (CNTs), graphene and silicon nanowires (Si-NWs) to support the development and manufacturing for battery materials used in electric vehicles.

Our major targeted markets are further described as follows (the term “legacy product” refers to products and systems within our product offerings that we have produced in our history):

Major Target Markets:	Description and Growth Drivers:	CVD Equipment Products and Services:
Aerospace, Defense and Industrial	Next generation gas turbine jet engines are incorporating CMC material for the hot section or exhaust of the engine to improve fuel efficiency.	Production and R&D Applications:

	Silicon carbide coating is used as a protective barrier in many OEM equipment components used in LED and other applications.	-	Fiber tow coat system. Mass production system for multi-layer coating for CMCs.
		-	Silicon bond coat environmental barrier depositing system. Deposits Si on machined gas turbine jet engine CMC components and other OEM components.

		-	Chemical Vapor Deposition/ Chemical Vapor Infiltration production coating system for multi-layer CMC coatings on SiC fiber preforms.

		-	Chemical Vapor Deposition production coating system for high volume low cost deposition of SiC coating.

Microelectronics / High Power Electronics	The shift to electrification has the objectives of reducing emissions and reducing dependency on fossil fuels. This has driven the demand for electric vehicle and associated high power electronics used in charging and motor power conversion. The use of SiC in augmented reality glasses is a potential emerging application.	Production Applications:
		-	PVT150™ SiC crystal growth system launched in 2022.

		-	PVT200™ SiC crystal growth system launched in 2023.

		-	HVPE400: polycrystalline GaN (legacy product).

EV Battery Materials / Energy Storage	The shift to electrification also requires improvements in energy storage, specifically with the use of novel anode materials.	Production Applications:
		-	PowderCoat-1100 production system launched in 2021 grows Si nanowires on carbon nanoparticles.

		-	Carbon-150: Single substrate system for CNT growth. Versatile substrate format, on wafer or foil.

		-	Carbon-300: Multiple substrate batch tube system for CNT growth. Versatile substrate format, on wafer or foil.

R&D Applications:

		-	ET-3000: Versatile CNT growth system for research and development.

Other Markets	CVD Equipment Products:

	-	Universal liquid and gas storage cabinets, management, and delivery systems (SDC segment).

	-	Production MOCVD Super Conducting Tape system.

	-	ET-3000: MOCVD for compound semiconductor R&D.

	-	ET-3000 for graphene.

	-	ET-6000: Multi-Tube Chemical Vapor Deposition Tube furnace (metals, oxides and nitrides).

	-	PowderCoat-300 for powder material R&D (including battery anode).

Bookings

During 2025, bookings of new orders from customers were approximately $13.0 million, representing a decrease of approximately 53.7% compared to 2024 bookings of $28.1 million. The decrease in bookings of $15.1 million was related to decrease in orders for systems in our CVD Equipment segment due in part to macroeconomic issues associated with tariffs, reduction in university funding and the U.S. government shutdown during 2025 and that have continued into 2026.

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

The targeted markets include advanced aerospace materials primarily for gas turbine jet engines, high power electronics (both silicon carbide (SiC) and gallium nitride (GaN)), and nanomaterials used in batteries. The product group also consists of legacy products serving the production and R&D applications such as semiconductors, LEDs, carbon nanotubes, nanowires, solar cells and several other industrial & research applications.

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

To support new emerging applications, we provide equipment to and collaborate with laboratory scientists to bring state-of-the-art processes from the research laboratory into production. CVD Equipment segment provides process development value through our Application Laboratory where our personnel interact directly with the scientists and engineers of our customer base to develop solutions to tomorrow’s challenges today. CVD Equipment segment operates from our 128,000 square feet facility in Central Islip, New York.

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

MesoScribe - consisted of MesoScribe’s direct write printed electronics business. MesoScribe provided MesoPlasma™ printing services and products (heaters, antennas, and sensors) to aerospace, satellite, power generation, defense, and other markets requiring high performance. MesoScribe operations were located at our facility in Central Islip, New York.

On August 8, 2023, we entered into an agreement with a third party to sell certain assets and license certain proprietary information of MesoScribe. We fulfilled remaining orders for MesoScribe products during 2024, completed the sales of the equipment assets and ceased operations as of September 30, 2024.

Products and Technology

Chemical Vapor Deposition/Infiltration – Chemical vapor deposition is a method of coating or growing material through a chemical disassociation and recombination at elevated temperatures onto or within pores of a substrate material. A single or collection of gases or vapor introduced on to the surface or into pores of a substrate material that is heated to such a degree that the gases decompose and deposits a desired layer onto and or into a substrate material. Chemical vapor infiltration (CVI) is a variant of a chemical vapor deposition process that is performed at low pressures to allow for coating the internal surfaces of a porous material. Using heat and low pressure, precursor vapors penetrate the pores/fiber of the material and deposit to form a conformal coating on the internal surfaces. Both processes are accomplished by combining appropriate gases in a reaction chamber at elevated temperatures (typically 500° to 2,500° Celsius). Our chemical vapor deposition and CVI systems are complete and include all necessary heating techniques, precise control instrumentation, gas delivery and abatement subsystems and components and include state-of-the-art proprietary process control software. We provide both standard and emerging applications for specified products. Some of the standard systems we offer are for SiC, GaN, Aluminum Nitride (AlN), CMCs, silicon (Si), CNT, graphene, silicon nanowires. The systems are sold under the CVD and FirstNano product brands.

Physical Vapor Transport (PVT) – While the PVT150™ was officially launched for production in 2022, we have sold PVT systems in prior years and have pioneered both resistive heating and more effectively inductively heated PVT systems. The PVT150™ system was specifically designed to address the SiC crystal growth market for 150 mm substrates or wafers. Designed to provide enhanced process parameter control, it allows existing and future customers the ability to tightly control and monitor the crystal growth process for 150 mm substrates. A 200 mm version called the PVT200™ was developed during 2023, and the first order was received in February 2024 and delivered in 2024. The crystal growth technique utilized a high temperature furnace to vaporize from seed granular material of SiC and further deposit out in an ordered crystal structure onto substrate wafer. The process takes days to over a week to complete and yield a SiC crystal ready for further processing into wafers.

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

Research and Development

We develop new products based on market analysis or by customer request. The technology included in our product development includes mechanical hardware, software and controls systems and overall configuration. Our research and development activities have yielded a wealth of technology from which systems and solutions can be derived from and productized. Together with a number of leading universities and startup companies with whom we partner from time to time, we conduct research on Si deposition for both aerospace Si bond coat and microelectronic applications, SiC growth, the growth and infiltration of carbon nanotubes, graphene and nanowires as well as on selected aerospace manufacturing processes. Our intention is that together with customers and universities, we will leverage our collective expertise in this field, which we believe will allow us to capitalize on commercial opportunities in the future.

Markets and Marketing

We serve multiple emerging and mature global markets including compound semiconductor high power electronics, aerospace, defense, battery energy storage, silicon and other microelectronic and micromechanical devices, semiconductors, universities, and research centers. Due to the highly technical nature of our products, we believe it is essential to engage with customers directly through our sales personnel, our network of domestic and international independent sales representatives, and distributors specializing in the type of equipment, products, and services that we sell. Our primary marketing activities include direct sales engagement, participation in trade associations and trade shows and our internet websites. We expanded our marketing activities through attendance at key tradeshows and online marketing. As part of our transformation strategy announced in November 2025, we revised our sales strategy to use distributors and outside sales representatives to supplement internal sales efforts.

Customers

Our systems and products are used in both production applications and advanced materials research. We market and sell primarily to companies that are engaged in producing aerospace gas turbine jet engine component material, defense, compound semiconductor wafers, battery energy storage, silicon and other microelectronic and micromechanical devices, semiconductor, universities and research centers. We have both a domestic and international customer base.

Given the complexity and magnitude of the systems we sell, revenue from a single customer in any one year can exceed 10% of our total sales. During the year ended December 31, 2025, two customers represented 27.6% and 13.7% of our revenues, while in 2024, one customer represented 29.5% of our revenues. While we believe that our relationships with these customers are generally positive, the loss of a large customer would have to be replaced by others, and our inability to do so could have a material adverse effect on our business and financial condition.

For the year ended December 31, 2025, approximately 5.4% of our revenues were generated by sales to customers outside the U.S., compared to approximately 4.3% for the year ended December 31, 2024.

Competition

We can experience intense direct competition from both domestic and international competitors in all our product segments. Our CVD Equipment product lines, including FirstNano, target multiple markets and both production and research customers. Competition is substantial in both the production applications and research. In production applications, competition comes from larger companies offering enhanced services. In research applications, the competition comes from small companies that compete with us mostly on price. We are aware of other competitors that offer a substantial number of products and services comparable to ours. Many of our competitors (including customers who may elect to manufacture systems for internal use) have financial, marketing and other resources greater than our own. To date, we believe that each of our product and service segments has been able to compete favorably in markets that include these competitors, primarily based on know-how, technical performance, quality, delivery, price and aftermarket support. We continue to focus on products which serve markets that are growing and where we have a technical and commercially competitive advantage.

CVD Equipment competes with companies located in Asia, Europe, and the US in both the production and research market. In the production and research markets, some of our potential customers built their own equipment. Additionally, there are large established companies who compete with us and pose a competitive risk in the market. Due to budgetary and funding constraints, many customers are price sensitive. We believe that our systems are among the most advanced available for the targeted market and coupled with our engineering and manufacturing capabilities, we believe that we can compete effectively.

SDC’s gas management and chemical delivery control systems are among the most advanced available. We further believe that SDC is differentiated from our competitors through our deep understanding of how the systems in which our products are incorporated are used in field applications. We have gained this understanding as a result of having designed and built complex process gas systems for our CVD Equipment group as well as for a number of the world’s leading semiconductors, aerospace, medical, solar manufacturers, research laboratories and universities.

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

Until November 2025, we maintained a fully equipped machine shop that we used to fabricate a significant portion of our metal components in-house. As part of our new strategy, we transitioned our operating model for our CVD Equipment business from vertically integrated fabrication to outsourced fabrication of certain components including metal components. These actions are expected to reduce our fixed operating costs. Our quartz fabrication capability is currently sufficient to meet our quartzware needs.

Materials procured from suppliers and/or manufactured internally undergo a rigorous quality control process to ensure that the parts meet or exceed our requirements and those of our customers. Upon final assembly, all equipment undergoes a final series of complete testing to ensure maximum product performance.

Backlog

As of December 31, 2025, our backlog was approximately $6.6 million, compared to $19.4 million as of December 31, 2024, a decrease of $12.8 million. Our backlog at December 31, 2025 consists of approximately $4.9 million remaining performance obligations for system contracts in progress and not yet started and the balance of approximately $1.7 million represents other non-system orders received from customers. The timing for completion of backlog varies depending on the product mix and can be as long as two years or as short as 30-60 days.

In response to the lower levels of bookings and backlog and as further discussion in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in November 2025, our Board of Directors approved a comprehensive strategy to transform our Company by transition our operating model for our CVD Equipment division from vertically integrated fabrication to outsourced fabrication of certain components to reduce our fixed operating costs.

There can be no assurance that our backlog will result in actual revenue in any particular period, or at all, or that any contract included in backlog will be profitable. The actual amount and timing of any revenue is subject to various contingencies, many of which are beyond our control, such as cancellations and delays. As a result of these contingencies, we may adjust our backlog if we determine that such orders are no longer firm. In addition to adjustments from these types of contingencies, variations in backlog from time to time are attributable, in part, to changes in sales mix, the timing of contract proposals, the timing of contract awards, and delivery schedules on specific contracts. As a result, we believe our backlog and orders, at any point in time, are not necessarily indicative of the total sales anticipated for any future period.

Government Regulations

We are subject to a variety of federal, state and local government regulations, such as environmental, labor and export control regulations. We believe that we have obtained all necessary permits to operate our business and that we are in material compliance with all laws and regulations applicable to us. These regulations are subject to change, and the effect of these changes could materially impact our business in certain technology areas and regions.

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

Human Capital

We consider our employees a vital asset to our business and strive to ensure we foster a work environment of respect, communication, objective orientation, and personal life balance. We believe this results in a higher level of employee satisfaction and hence improved performance and employment longevity. As of December 31, 2025, we had 85 employees. We had 39 employees in manufacturing, 22 in engineering (including research and development and efforts related to product improvement), 4 in field service, 7 in sales and marketing and 13 in general management, maintenance and administration, compared to 118 employees as of December 31, 2024. None of our employees are subject to a collective bargaining agreement. We completed a workforce reduction plan during the fourth quarter of 2025 in response to the continued fluctuations in our order rates and the recent decline in the bookings of our CVD Equipment division.

The implementation of our business strategy depends on our ability to hire, train, and retain qualified and diverse professionals, and we must emphasize employee development and training to do so. We are committed to identifying and developing the talents of our next generation of managers and intend to establish a strong succession-planning program for our critical positions

Employee Safety

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

Equal Opportunity

We are committed to building and sustaining a culture of equal opportunity that encourages all our employees to reach their full potential. Our CVD team, like the technologies we enable, is a rich combination of diverse individuals coming together to make a material difference for our people, our customers, and the world. As a company that enables tomorrow’s technologies, we recognize that a diverse employee population makes CVD a stronger, more innovative, and a more engaging place to work. We are always striving to attract talented individuals from a diverse candidate pool.

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

Risks Related to Sales and Product Development.

Historically, we have maintained a highly concentrated customer base so that changes in ordering patterns, delays or order cancellations could have a material adverse effect on our business and results of operations.

During 2025, two customers represented 27.6% and 13.7% of our total revenues, respectively. The loss of a major customer would have to be replaced by others, and our inability to do so may have a material adverse effect on our business and financial condition. We expect that contracts or orders from a relatively limited number of customers will, at times, continue to account for a substantial portion of our business. The mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year. If any major customer did not place orders, or if they substantially reduced, delayed, or cancelled orders, we may not be able to replace the business in a timely manner or at all, which can and has had a material adverse effect on our results of operations and financial condition.

Our lengthy and variable sales cycle makes it difficult to predict our financial results.

The marketing, sale and manufacture of our products often requires a lengthy sales cycle, ranging from several months to over one year before we can complete production and delivery. The lengthy sales cycle makes forecasting the volume and timing of sales difficult and raises additional risks that customers may cancel or decide not to enter into contracts. The length of the sales cycle depends on the size and complexity of the project, the customer’s in-depth evaluation of our products, and, in some cases, the protracted nature of a bidding process.

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

The demand for our products and the profitability of our products can change significantly from period to period because of numerous factors.

The industries in which we operate are characterized by ongoing factors, including:

●	global and regional economic and geopolitical developments and conditions including in Europe, Asia, and Middle East;
●	governmental budgetary and political constraints;
●	changes in the capacity utilization and production volume for research and industrial applications in the markets in which we operate;
●	the profitability and capital resources of manufacturers in the markets in which we operate;
●	changes in technology;
●	the availability of funds for research and development; and
●	the effects of supply chain disruptions.

For these and other reasons, demand for our products may fluctuate significantly and, consequently, our results of operations for past periods may not necessarily be indicative of future operating results.

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

In response to the tariffs announced by the U.S., China and other countries have imposed or proposed additional tariffs on certain exports from the United States. There is current uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations, and tariffs and we cannot predict whether, and to what extent, U.S. trade policies will change in the future. A significant proportion of our materials and components are manufactured in China and other regions outside of the United States. Accordingly, such U.S. policy changes have made it and may continue to make it difficult or more expensive for us to obtain certain products manufactured outside the United States, which could affect our revenue and profitability. Any of these factors could depress economic activity and restrict our access to suppliers or customers and could have a material adverse effect on our business, financial condition, and results of operations.

Our reputation and operating performance may be negatively affected if our products are not timely delivered.

We provide complex products that often require substantial lead-time for design, ordering parts and materials, and for assembly and installation. The time required to design, order parts and materials and to manufacture, assemble and install our products may in turn lead to delays or shortages in the availability of some products. If a product is delayed or is the subject of shortage because of problems with our ability to design, manufacture or assemble the product on a timely basis, obtain necessary materials and components, or if a product or software otherwise fails to meet performance criteria, we may lose revenue opportunities entirely, or experience delays in revenue recognition associated with a product or service. In addition, we may incur higher operating expenses during the period required to correct the problem.

We may not be able to keep pace with the rapid change in the technology we use in our products.

We believe that our continued success in the markets in which we operate depends, in part, on our ability to continually improve existing technologies and to develop and manufacture new products and product enhancements on a timely and cost-effective basis. We must be able to introduce these products and product enhancements into the market in a timely manner, in response to customers’ demands for higher-performance research and assembly equipment, customized to address rapid technological advances in capital equipment designs.

Technological innovations are inherently complex and require long development cycles and appropriate professional staffing. Our future business success depends on our ability to develop and introduce new products, or new uses for existing products that successfully address changing customer needs. Our success also depends on our ability to achieve market acceptance of our new products. To maintain our success in the marketplace, we may have to substantially increase our expenditure on research and development. If we do not develop and introduce new products, technologies or uses for existing products in a timely manner and continually find ways to reduce the cost of developing and producing them in response to changing market conditions or customer requirements, our business could be seriously harmed.

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

Risks Related to Manufacturing and Supply Chain

Manufacturing interruptions or delays could affect our ability to meet customer demand and lead to higher costs, while the failure to accurately estimate customer demand could result in excess or obsolete inventory.

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

Geopolitical developments across Europe, Asia and Middle East have and may continue to restrict our ability to procure raw materials and components such as nickel and integrated circuits. We have experienced increased costs on certain components as well as delays in supply chain delivery, which may also impact on our ability to recognize revenue and reduce our gross profit margins, as well as extend our manufacturing lead times and reduce our manufacturing efficiencies. In addition, political and trade tensions have resulted in the imposition of tariffs which may affect our supply chain and the costs of components and materials. Any significant increases in tariffs on components and materials that we purchase could negatively affect our business and results of operations. We have begun placing orders with more lead time to help mitigate the manufacturing delays, as well as assessing other suppliers or components to attempt to mitigate the potential cost impacts. In addition, we are utilizing our in-house flexible manufacturing to attempt to further mitigate both potential schedule delivery delays and material cost increase, as well as increasing sales prices. While we have taken actions to mitigate the potential negative impacts to our revenue and profitability, there can be no assurance of the ultimate impact and the length of time that the supply chain factors, including tariffs, may impact our revenues and profitability.

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

We use numerous unrelated suppliers of materials and components. Due to geopolitical developments across Europe and Asia, we are experiencing reduced availability of raw materials and components. In turn, any reduction in the availability of these materials and components may reduce our ability to obtain sufficient amounts in a cost-effective manner. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of our customers’ orders, we try to avoid maintaining an extensive inventory of materials and components for manufacturing. While we are not dependent on any principal or major supplier for most of our material and component needs, switching to an alternative supplier may take significant amounts of time and added expense, which could result in a disruption of our operations and adversely affect our business. It is not always practical or even possible to ensure that component parts are available from multiple suppliers; accordingly, we procure some key parts from a single supplier or a limited group of suppliers. At certain times, increases in demand for capital equipment can result in longer lead-times for many important system components, which may cause delays in meeting shipments to our customers. The delay in the shipment of even a few systems could cause significant variations in our quarterly revenue, operating results and the market value of our common stock.

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

We manage, store, and transmit proprietary information and sensitive data relating to our operations. We may be subject to breaches of the information technology systems we use for these purposes. Experienced computer programmers and hackers may be able to penetrate our network security and misappropriate and/or compromise our confidential information (and/or third-party confidential information), create system disruptions, or cause shutdowns. Computer programmers and hackers also may be able to develop and deploy viruses, worms, and other malicious software programs that attack our systems or our products, or that otherwise exploit any security vulnerabilities.

While we have an active security training program for all employees during the year, utilize intrusion prevention and detection systems, as well as hardware firewall and virus security, the costs to address the foregoing security problems and security vulnerabilities before or after a cyber-incident could be significant. Our remediation efforts may not be successful and could result in interruptions, delays, or cessation of service, and loss of existing or potential customers, impeding our sales, manufacturing, distribution, or other critical functions. In addition, breaches of our security measures and the unapproved dissemination of proprietary information or sensitive data about us, our customer, or other third parties, could expose us, our customers, or other third parties to a risk of loss or misuse of this information, resulting in litigation and potential liability for us, damage our reputation, or otherwise harm our business.

Our financial position and results of operations may be materially harmed if we are unable to recover our investment in research and development.

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

Occasionally, we may receive communications from other parties asserting the existence of patent rights or other intellectual property rights that they believe cover certain of our products, processes, technologies, or information. In addition, it is possible we could have a dispute with a customer concerning the use of intellectual property utilized in their equipment. If such cases arise, we will evaluate our position and consider the available alternatives, which may include seeking licenses to use the technology in question on commercially reasonable terms, developing new alternative technology or defending our position. Nevertheless, we cannot ensure that we will be able to obtain licenses, or, if we are able to obtain licenses, which related terms will be acceptable, or that litigation or other administrative proceedings will not occur. Defending our intellectual property rights through litigation could be very costly. If we cannot negotiate the necessary licenses on commercially reasonable terms or successfully defend our position, our ability to utilize such intellectual property could substantially inhibit our access to certain markets and our ability to compete in these markets which could have a material adverse effect on our financial position and results of operations.

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

Risks Related to Financial and Accounting Matters

Volatile demand for our products may make it difficult for us to accurately budget our expense levels, which are based in part on our projections of future revenues.

Historically, demand for our equipment and related consumable products have been volatile because of changes in supply and demand, our ability to market and sell our products and other factors in the manufacturing process. Our orders levels tend to be more volatile than our revenue, as any change in demand is reflected immediately in orders booked, which are net of cancellations, while revenue, tends to be recognized over multiple quarters because of procurement and production lead times, and the deferral of certain revenue under our revenue recognition policies. The fiscal period in which we can recognize revenue is also at times subject to the length of time that our customers require to evaluate the performance of our equipment. This could cause our quarterly operating results to fluctuate.

When fluctuations in our order levels and backlog result in lower-than-expected revenue levels, operating results have been and may continue to be materially adversely affected, and cost reduction measures have been and may continue to be necessary for us to remain competitive and financially sound. During a down cycle, we must be able to make timely adjustments to our cost and expense structure to correspond to the prevailing market conditions. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and the number of our personnel to meet customer demand, which may require additional liquidity. We can provide no assurance that these objectives can be met in a timely manner in response to changes within the industry cycles in which we operate. If we fail to respond to these cyclical changes, our business could be seriously harmed.

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

While we have concluded that, as of December 31, 2025, our disclosure and reporting controls were effective as included in Part II, Item 9A, there can be no assurance that material weaknesses will not be identified in the future. If we do identify material weaknesses in our internal controls over financial reporting in the future, our ability to analyze, record and report financial information free of material misstatements, and to prepare our financial statements within the time periods specified by the rules and forms of the SEC, may likely be adversely affected.

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

Risks Related to our Stock

The price of our common shares is volatile and could decline significantly.

The stock market in general and the market for technology stocks have experienced volatility. If those industry-based market fluctuations continue, the trading price of our common shares could decline significantly independent of the overall market, and shareholders could lose all or a substantial part of their investment. The market price of our common shares could fluctuate significantly in response to several factors, including, among others:

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

In response to the continued fluctuations in our order rates and the recent decline in the bookings of our CVD Equipment division, we have reduced our workforce during 2025. These actions could result in an increase in future employee turnover or otherwise impact our ability to hire and retain qualified personnel.

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

Our corporate headquarters, research and development, manufacturing and process coating facilities as of December 31, 2025 are as follows:

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

Stockholders

As of March 27, 2026, there were approximately 46 holders of record and approximately 4,235 beneficial owners of our common stock.

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

During 2025:

●	Revenue decreased by $1.1 million or 4.1% as compared to the prior year due to decreases in revenues from aerospace and industrial contracts in progress in our CVD segment, lower revenues in our SDC segment and the lower revenues related to the ceasing of MesoScribe’s operations.

●	Gross profit increased by $1.2 million or 20.4% as compared to the prior year due principally to a $1.6 million non-cash charge in 2024 to reduce certain inventory to net realizable value.

●	Total bookings for 2025 were approximately $13.0 million as compared to $28.1 million in 2024. The decrease in bookings of $15.1 million was related to a decrease in orders for systems in our CVD Equipment segment due in part to macroeconomic issues associated with tariffs, reduction in university funding and the U.S. government shutdown during 2025.

●	Our backlog declined from $19.4 million to $6.6 million due to the reduction in bookings, a decrease of $12.8 million or 66.0%.

●	Cash balance at December 31, 2025 was $8.7 million as compared to $12.6 million at December 31, 2024

Business Update

On March 23, 2026, we entered into a definitive agreement under which our SDC business division will be sold to a subsidiary of the Atlas Copco Group. The purchase price amounts to approximately $16.9 million in cash, subject to certain purchase price adjustments. The transaction is expected to close during the second quarter of 2026, subject to customary closing conditions.

We expect to use the proceeds from the transaction to enhance financial flexibility and support initiatives aimed at creating shareholder value. The expected net cash proceeds after payment of transaction expenses and taxes are approximately $15.0 million, of which $900,000 will be held in escrow to cover post-closing adjustments and indemnification obligations under the agreement.

CVD will retain ownership of its Saugerties, New York facility, which will be leased to the acquiring company for an initial term of two years following the closing of the transaction.

On November 6, 2025, our Board of Directors approved a comprehensive strategy to transform our Company in response to the continued fluctuations in our order rates and the recent decline in the bookings of our CVD Equipment division. As part of this strategy, we transitioned our operating model for our CVD Equipment business from vertically integrated fabrication to outsourced fabrication of certain components to reduce our fixed operating costs.

The transformation strategy also includes the exploration of strategic alternatives for businesses and product lines, including the potential sale or divestiture of assets or business lines.

We completed the workforce reduction plan during the fourth quarter of 2025 and incurred approximately $0.1 million in severance and other charges. As of December 31, 2025, the Company classified certain manufacturing equipment as held for sale with a fair value of $0.5 million based on an agreement the Company entered into in January 2026 with a third-party to sell the equipment for this amount. The Company recorded an impairment charge of $0.2 million related to this equipment and related capitalized software during the year ended December 31, 2025.

Our core strategy remains focused on serving key markets related to aerospace, microelectronics/power electronics and industrial applications.

With respect to aerospace, our systems are being used by our customers to produce ceramic matrix composite materials (“CMCs”) that will be used in next generation gas turbine jet engines with the objective of reducing jet fuel consumption and to produce specialty coatings for advanced high temperature environments.

In October 2025, we received an order for two PVT150™ units from Stony Brook University (SBU) for their new semiconductor research center - onsemi Silicon Carbide Crystal Growth Center. The recently launched research center will enable SBU faculty, scientists, and students to conduct research on silicon carbide crystal growth and other wide band gap (WBG) materials and device-enabling technologies critical to improving energy efficiency in power semiconductors and foster the next generation of skilled professionals in this field.

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

Results of Operations

Years Ended December 31, 2025, and 2024

The following table presents revenue and expense line items reported in our Consolidated Statements of Operations for the years ended December 31, 2025, and 2024 and the period-over-period dollar and percentage changes for those line items (in thousands, except percentages).

	December 31, 2025	December 31, 2024	Change	Percent

Revenue	$25,786	$26,876	$(1,090)	(4.1%)

Cost of revenue	18,498	20,825	(2,327)	(11.2%)

Gross profit	7,288	6,051	1,237	20.4%

Operating expenses
Research and development	2,786	2,627	159	6.1%
Selling	1,443	1,656	(213)	(12.9%)
General and administrative	4,806	4,901	(95)	(1.9%)
Impairment charges	163	-	163	*
Gain on sales of equipment	-	(717)	717	*

Total operating expenses	9,198	8,467	731	8.6%

Operating loss	(1,910)	(2,416)	506	(20.9%)

Other income (expense):
Interest income	341	559	(218)	(39.0%)
Interest expense	(13)	(19)	6	31.6%
Other income	-	2	(2)	*
Total other income, net	328	542	(214)	(39.5%)

Loss before income tax	(1,582)	(1,874)	292	15.6%

Income tax expense	3	24	(21)	*

Net loss	$(1,585)	$(1,898)	$313	16.5%

* Not meaningful

Revenue

	December 31, 2025	December 31, 2024	Change	Percent
CVD Equipment	$18,079	$18,288	$(209)	(1.1%)
SDC	7,937	8,444	(507)	(6.0%)
MesoScribe	112	778	(666)	(85.6%)
Intersegment sales elimination	(342)	(634)	292	46.1%
Total	$25,786	$26,876	$(1,090)	(4.1%)

Our revenue for the year ended December 31, 2025 was $25.8 million as compared to $26.9 million for the year ended December 31, 2024, a decrease of $1.1 million or 4.1%.

The decrease in revenue versus the prior year period was primarily attributable to lower revenue of $0.2 million from our CVD Equipment segment, a $0.5 million decrease in revenue from our SDC segment and $0.7 million lower MesoScribe revenues which ceased operations in 2024. Revenue from two customers for the year ended December 31, 2025 represented 27.6% and 13.7% of our consolidated revenues and 39.5% and 19.6% of CVD Equipment segment revenues, respectively.

The revenue contributed by our CVD Equipment segment for the year ended December 31, 2025 of $18.1 million (net of intersegment revenue of $23,000) represented 70.0% of overall revenue as compared to $18.3 million (net of intersegment revenue of $8,000) or 68.0% of overall revenue for the year ended December 31, 2024. The decrease in external revenues of $0.2 million or 1.2% resulted principally from lower system revenues due to lower orders during 2025 offset by higher non-system revenues, principally spare parts.

The revenue contributed by our SDC segment for the year ended December 31, 2025 of $7.6 million (net of intersegment sales of $0.3 million) represented 29.5% of overall revenue as compared to $7.8 million (net of intersegment sales of $0.6 million) or 29.1% of overall revenue for the year ended December 31, 2024. External revenue for our SDC segment decreased by $0.2 million or 2.6%.

The revenue contributed by our MesoScribe segment for the year ended December 31, 2025 of $0.1 represented 0.4% of our overall revenue as compared to $0.8 million or 2.9% of overall revenue for the year ended December 31, 2024. MesoScribe fulfilled its final orders during 2024 and ceased operations. Revenue in 2025 was principally a license fee.

Our order backlog at December 31, 2025 was approximately $6.6 million as compared to December 31, 2024 of $19.4 million. Our order backlog at December 31, 2025 consists of approximately $4.9 million related to remaining performance obligations of contracts in progress and not yet started and the balance of approximately $1.7 million represents other orders received from customers. As of December 31, 2025, one aerospace customer represented 29.4% of our backlog and one industrial customer represented 15.4% of our backlog. Historically, our revenues and orders have fluctuated based on changes in order rate and demand as well as factors in our manufacturing process that impacts the timing of revenue recognition. Accordingly, orders received from customers and revenue recognized may fluctuate from quarter to quarter.

Gross Profit

Gross profit for the year ended December 31, 2025 amounted to $7.3 million, with a gross profit margin of 28.3%, compared to a gross profit of $6.1 million and a gross profit margin of 22.5% for the year ended December 31, 2024. The increase in gross profit of $1.2 million was primarily due to higher gross margin for CVD Equipment due principally to a $1.6 million non-cash charge in 2024 to reduce certain inventory to net realizable value. This was offset by lower gross margins at our SDC and MesoScribe segments due principally to lower revenues.

Research and Development

For the year ended December 31, 2025, research and development expenses were $2.8 million, or 10.8% of revenue as compared to $2.6 million, or 9.8% for the year ended December 31, 2024. The increase was due to less time charged to contracts in progress partially offset by lower personnel costs.

General engineering support and expenses related to the development of more standard products and value-added development of existing products are reflected as part of research and development expense. General engineering support and expenses are charged to costs of goods sold when work is performed directly on a customer order.

Selling

Selling expenses were $1.4 million or 5.6% of the revenue for the year ended December 31, 2025 as compared to $1.7 million or 6.2% for the year ended December 31, 2024. The decrease was primarily due to lower personnel costs.

General and Administrative

General and administrative expenses for the year ended December 31, 2025 were $4.8 million or 18.6% of revenue compared to $4.9 million or 18.2% of revenue for the year ended December 31, 2024, a decrease of $0.1 million. The decrease in 2025 was due to lower employee compensation and lower professional fees.

Impairment Charge

At December 31, 2025, we classified certain excess manufacturing equipment as held for sale with a fair value of $0.5 million based on an agreement with a third-party to sell the equipment for this amount. The Company recorded an impairment charge of $0.2 million related to this equipment and related capitalized software during the year ended December 31, 2025.

Gain on Sales of Equipment

During 2024, we recognized a gain of $0.6 million on the sale of equipment related to MesoScribe representing the sale price of $0.8 million less the costs of the equipment sold of $0.2 million. We also recognized a gain of $42,000 on the sale of equipment by our CVD Equipment segment.

Other Income, Net

Other income (expense) consists principally of interest income on U.S. treasury securities and was lower than the prior year quarter due to less funds available for investment and lower interest rates.

Income Taxes

Income tax expense for the years ended December 31, 2025 and 2024, was $3,000 and $24,000 respectively. We continue to evaluate for potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, by reviewing our economic models, including projections of future operating results.

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

Liquidity and Capital Resources

As of December 31, 2025, we had aggregate working capital of $14.1 million compared to aggregate working capital of $13.8 million at December 31, 2024. Our cash and cash equivalents at December 31, 2025 and 2024 were $8.7 million and $12.6 million, respectively.

Net cash used in operating activities during 2025 was $3.7 million and was principally due to the net loss of $1.6 million and net increase in contract assets and liabilities of $3.5 million, offset by a reduction in inventory of $0.5 million, and non-cash items of $1.6 million.

Net cash used in investing activities for the year ended December 31, 2025 of $0.1 million consisted of purchases of equipment and investment in captive insurance company.

Net cash used in financing activities for the year ended December 31, 2025 consisted of repayments of $0.1 million for an equipment loan.

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

Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 13d-15(e) under the Exchange Act of 1934, as amended, (the “Exchange Act”)). As required by Rule 13a-15(b) under the Exchange Act, management of the Company, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2025.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013)”. Management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on the criteria established by the COSO Internal Control Framework.

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

Changes in Internal Control Over Financial Reporting

There has not been any change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table sets forth the names, ages and positions with the Company of each of our directors and executive officers, as of March 30, 2026.

Name	Age	Position(s) with the Company
Lawrence J. Waldman	79	Chairman of the Board of Directors, Chairman-Audit Committee
Emmanuel Lakios	64	Chief Executive Officer, President, Director
Robert M. Brill	79	Director, Chairman – Nominating, Governance, and Compliance Committee
Ashraf Lotfi	65	Director, Chairman – Compensation Committee
Debra Wasser	61	Director
Andrew Africk	59	Director
Richard A. Catalano	66	Chief Financial Officer, Executive Vice President, Secretary and Treasurer
Kevin R. Collins	60	Vice President and General Manager of SDC
Jeffrey A. Brogan	56	Vice President of Sales and Marketing
Maxim S. Shatalov	55	Vice President of Engineering and Technology
Warren D. Cheesman	53	Vice President of Manufacturing Operations

Lawrence J. Waldman was appointed a member of the Board of Directors on October 5, 2016 and currently serves as Chairman of the Board and Chairman of the Audit Committee. Mr. Waldman has over 40 years of experience in public accounting.

Mr. Waldman has been a member of the board of directors of Comtech Telecommunications Corporation since August 2015 and Lead Independent Director from December 2021 through March 2024. He serves as the chairperson of Comtech’s Audit Committee. Mr. Waldman is a member of the board of directors and Lead Independent Director and Audit Committee Chairperson at APYX Medical Corporation, a Nasdaq-listed advanced energy medical technology company. Mr. Waldman serves as a Senior Advisor at First Long Island Investors, LLC since 2016 and was previously an Advisor to the accounting firm of EisnerAmper LLP following his role as Partner-in-Charge of Commercial Audit Practice Development for Long Island. Mr. Waldman served as the Managing Partner of the Long Island office of KPMG LLP from 1994 through 2006, the accounting firm where he began his career in 1972. During his tenure at KPMG, Mr. Waldman served as audit partner to a number of public and privately held technology companies.

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

Mr. Waldman qualifies to serve as a director and Audit Committee Chairman because of his significant experience leading public company boards, his extensive relevant industry and financial and accounting expertise.

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

Debra Wasser was elected as a member of the Board of Directors on July 13, 2023. Ms. Wasser currently serves as Vice President of Investor Relations for Etsy, Inc. (Nasdaq: NYSE), the global marketplace for unique and creative goods. She is responsible for Etsy’s external shareholder relationships, with a focus on corporate and financial reporting, driving increased analyst coverage and investor connectivity, effective corporate messaging, strategic investor targeting, and governance engagement with the financial community. Ms. Wasser has led investor and broad internal and external communications strategies on multiple financial transactions and offerings, and a host of product and technology launches and marketing initiatives.

Prior to joining Etsy in April 2018, Ms. Wasser led Edelman’s Investor Relations practice in the U.S. and advised boards of directors and senior managements of public companies on strategic communications including investor relations, financial and corporate public relations, transaction communications, crisis communications and leadership positioning. CHANGE

Prior to joining Edelman in 2015, Ms. Wasser was Senior Vice President, Investor Relations & Corporate Communications for semiconductor equipment provider Veeco Instruments, Inc. (Nasdaq: VECO) for over 15 years. While at Veeco, Ms. Wasser created and implemented a global investor relations program to raise visibility and deepen ownership to reflect business trends. She led effective communications strategy through positive periods of growth, over a dozen merger and acquisition transactions, a highly successful secondary equity offering, and new market opportunities.

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

Dr. Jeffrey Brogan was appointed as Vice President Sales and Marketing for the Company on March 23, 2021. Previously he was Director of Sales and Marketing for CVD Materials Corporation since November 2017 with General Management responsibilities of CVD MesoScribe Technologies Corporation. Dr. Brogan served as the President and CEO of MesoScribe Technologies, Inc., spearheading its sale to CVD in 2017. He has over 25 years of experience serving aerospace and defense industries with expertise in strategic sales & marketing, technology management, and advanced Research & Development. He received his PhD in Materials Science and Engineering from Stony Brook University.

Dr. Maxim S. Shatalov was appointed Vice President of Engineering and Technology in April 2018. Prior to CVD, Mr. Shatalov was employed by Sensor Electronic Technology Inc. (SETi) a LED company where he held multiple technical and management positions from 2006 through 2018. In 2017, Dr. Shatalov became Vice President of Technology responsible for UV LED technology and LED application development at SETi. Dr. Shatalov has over twenty years of experience in semiconductor research and devices and holds more than 170 U.S. patents.

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

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale and/or other dispositions of our securities by our directors, officers and employees, as well as their immediate family members and others who may have access to material nonpublic information concerning the Company, and that is designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy is filed as an exhibit =to this Annual Report on Form 10-K.

Audit Committee

Our Board of Directors has an Audit Committee that currently consists of Lawrence J. Waldman, Chairman, Robert M. Brill, and Debra Wasser. During the fiscal year ended December 31, 2025, the Audit Committee held four meetings. Pursuant to the Audit Committee Charter, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and each such independent auditor shall report directly to the Committee. The Audit Committee also reviews with management and the independent auditors, our annual audited financial statements (including the disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), the scope and results of annual audits and the audit and non-audit fees of the independent registered public accounting firm. Messrs. Waldman and Brill and Ms. Wasser are “independent” under the requirements of the NASDAQ Stock Market.

The Board of Directors has determined that Mr. Waldman is an “audit committee financial expert” as that term is defined in the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the Securities and Exchange Commission require us to disclose late filings of reports of stock ownership and changes in stock ownership by our directors, officers and ten percent shareholders. To our knowledge, based solely on our review of (a) the copies of such reports and amendments thereto furnished to us and (b) written representations that no other reports were required, during our fiscal year ended December 31, 2025, all of the filings for our officers, directors and ten percent shareholders were made on a timely basis.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth the compensation of our chief executive officer and chief financial officer, and our “named executive officers,” for the years ended December 31, 2025 and 2024.

Name and principal position	Year	Salary ($)	Bonus ($) (1)	Option Awards ($) (2)	Stock Awards ($) (2)	All Other Compensation ($) (3)	Total ($)

Emmanuel Lakios	2025	415,000	-	-	-	21,655	436,655
President and Chief Executive Officer	2024	415,000	-	-	-	20,744	435,744

Richard Catalano Secretary, Chief	2025	297,991	-	-	-	29,750	327,741
Financial Officer and Executive Vice President	2024	283,800	-	-	-	26,772	310,572

Kevin Collins	2025	241,020	30,000	-	-	27,885	298,905
Vice President & General Manager - SDC	2024	206,000	30,000	-	-	26,558	262,558

(1)	Reflects cash bonuses under the Company’s Management Bonus Plan. Bonuses listed for a particular year represents amounts earned with respect to such year even though all or part of such amounts have been paid during the following year.

(2)	These columns represent the grant date fair value of the stock awards as calculated in accordance with FASB ASC 718 (Stock Compensation). There were no stock options granted in 2025 and 2024 to the named executive officers

(3)	All other compensation consists of i) 401(k) match in 2025 and 2024 of $10,500 and $10,350 for Emmanuel Lakios, $8,817 and $8,514 for Richard Catalano, and $7,828 and $6,630 for Kevin Collins, respectively; and ii) health, life and disability insurance premiums in 2025 and 2024 of $11,155 and $10,394 for Emmanuel Lakios, $20,933 and $18,258 for Richard Catalano and $20,057 and $19,928 for Kevin Collins.

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

Other than as set forth above, there are no arrangements for compensation of directors or Named Executive Officers and there are no employment contracts between the Company and its directors or any change in control arrangements.

Equity Awards

From time to time, we grant equity awards, including stock options, to our employees, including our named executive officers. Historically, we have typically granted new-hire option awards on, or within the calendar quarter of, a new hire’s employment start date and annual refresh employee option grants in the first quarter of each fiscal year, which refresh grants are typically approved at a regularly scheduled meeting of the Compensation Committee occurring in such quarter. Also, non-employee directors receive automatic grants of initial and annual stock option awards, at the time of a director’s initial appointment or election to the board and at the time of each annual meeting of our stockholders, respectively, pursuant to our non-employee director compensation policy, as further described under the heading, “2025 Director Compensation” below.

We do not otherwise maintain any written policies on the timing of awards of stock options, stock appreciation rights, or similar instruments with option-like features. The Compensation Committee considers whether there is any material nonpublic information (“MNPI”) about our company when determining the timing of stock option grants and does not seek to time the award of stock options in relation to our public disclosure of MNPI. We have not timed the release of MNPI for the purpose of affecting the value of executive compensation. During fiscal years 2025 and 2024, the Company did not grant any equity awards to its named executive officers.

Outstanding Equity Awards at December 31, 2025

The following table sets forth the outstanding equity awards held by our named executive officers as of December 31, 2025.

OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Options Exercisable	Number of Securities Options Unexercisable	Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested	Equity Incentive Plan Awards: Number of unearned shares or units that not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares or units that have not vested
Emmanuel Lakios	37,500	37,500	$14.11	3/23/2033	-	-	-	$-
	56,250	18,750	$5.02	8/17/2032
	100,000	-	$4.26	6/1/2031
	100,000	-	$10.30	2/6/2027

Richard Catalano	12,500	12.500	$14.11	3/23/2033	-	-	-	$-
	15,000	5,000	$5.42	8/30/2032

Kevin Collins	7,500	7,500	$14.11	3/23/2033	-	-	-	$-
	11,250	3,750	$5.02	8/17/2032
	10,000	-	$4.01	7/15/2021

2025 Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2025.

Name	Fees Earned or Paid in Cash	Option Awards	Restricted Stock Awards	Total

Lawrence J. Waldman	$113,000	-	$40,000	$153,000
Robert M. Brill	50,000	-	40,000	90,000
Debra Wasser	40,000	-	40,000	80,000
Ashraf Lotfi	50,000	-	40,000	90,000
Andrew Africk	40,000	-	40,000	80,000

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 30, 2026, information regarding the beneficial ownership of our common stock by (a) each person who is known to us to be the owner of more than five percent (5%) of our common stock, (b) each of our directors, (c) each of the named executive officers, and (d) all directors and executive officers and executive employees as a group. For purposes of the table, a person or group of persons is deemed to have beneficial ownership of any shares that such person has the right to acquire within 60 days of March 30, 2026.

Name and Address of Beneficial Owner (1)	Amounts and Nature of Beneficial Ownership (2)		Percent of Class (%)

Directors and Executive Officers:
Andrew Africk / ADA Partners LP	1,314,840	(4)	19.0
Emmanuel Lakios	318,858	(3)	4.6
Kevin R. Collins	112,437	(3)	1.2
Lawrence J. Waldman	91,371	(4)	1.3
Jeffrey A. Brogan	47,019	(3)	*
Robert M. Brill	44,156	(4)	*
Maxim Shatalov	42,500	(3)	*
Richard Catalano	33,750	(3)	*
Warren Cheesman	22,500	(3)	*
Ashraf Lotfi	25,961	(4)	*
Debra Wasser	25,456	(4)	*
All directors and executive officers and executive employees as a group (eleven persons)	2,078,848		30.0

* Less than 1% of the outstanding common stock or less than 1% of the voting power

(1)	The address of Messrs. Lakios, Waldman, Nielsen, Brogan, Brill, Shatalov, Catalano, Cheesman. Lotfi and Ms. Wasser is c/o CVD Equipment Corporation, 355 South Technology Drive, Central Islip, New York 11722. The address of Mr. Collins is c/o Stainless Design Concepts, 1117 Old Kings Highway, Saugerties, NY 12477. The address of Andrew Africk / ADA Partners is c/o Searay Capital, 111 West 67th Street, New York, NY 10023.

(2)	All of such shares are owned directly with sole voting and investment power, unless otherwise noted below.

(3)	Does not include unvested options to purchase the following shares of our common stock: Lakios – 37,500; Collins – 7,500; Brogan – 7,500; Shatalov – 7,500; Catalano – 11,250; and Cheesman – 7,500.

(4)	Does not include unvested restricted shares of our common stock: Waldman – 2,775; Africk – 2,775; Brill – 2,775; Lotfi – 2,775 and Wasser – 2,775. Does not include shares to be issued per Director compensation agreement related to the Annual Equity Retainer in the amount of $40,000, to be determined at the 2026 Annual Meeting of Shareholders. Mr. Waldman’s ownership includes 15,000 vested and exercisable options to purchase shares of common stock.

Equity Compensation Plan Information Table

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of December 31, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance
Plan Category

Equity compensation plans approved by security holders	803,875	$8.17	146,878

Equity compensation plans not approved by security holders	—	N/A	—

Total	803,875	$8.17	146,878

(1)	Reflects aggregate options outstanding under our 2007 Share Incentive Plan, 2016 Equity Incentive Plan and 2022 Equity Incentive Plan.

(2)	Calculation is exclusive of the value of any unvested restricted stock awards.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

The following presents fees for professional audit services rendered by CBIZ CPAs P.C., Certified Public Accountants, the Company’s independent registered public accounting firm for the year ended December 31, 2025 and Marcum, LLP, Certified Public Accountants, the Company’s independent registered public accounting firm for the year ended December 31, 2024.

	2025	2024

Audit fees	$237,300	$224,025
Audit-related fees	29,400	25,750
All other fees	-	-
Total fees	$266,700	$249,775

Audit Fees

Audit fees consisted of the review of the first three quarters and audit of the year-end.

Audit-related Fees

Consisted of the audits of the Company’s defined contribution 401(k) plan.

Audit Committee Approval

The engagement of the Company’s independent registered public accounting firm is pre-approved by the Company’s Audit Committee. The Audit Committee pre-approves all fees billed and all services rendered by the Company’s independent registered public accounting firm.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

3.1	Certificate of Incorporation, dated October 12, 1982 (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

3.2	Certificate of Amendment of Certificate of Incorporation, dated April 25, 1985 (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

3.3	Certificate of Amendment of Certificate of Incorporation, dated August 12, 1985 (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

3.4	Certificate of Amendment of Certificate of Incorporation, dated June 30, 1989 (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

3.5	Certificate of Amendment of the Certificate of Incorporation, dated December 9, 2016 (Incorporated herein by reference the Company’s Current Report on Form 8-K filed on December 14, 2016).

3.6	Amended and restated By-laws of CVD Equipment Corporation, dated as of October 5, 2016 (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 11, 2016).

4.1	Description of the Company’s Securities (Incorporated herein by reference to the Company’s Annual Report on Form 10-K filed on March 30, 2020).

10.1	Lease Agreement, dated February 9, 2012, by and between FAE Holdings 411519R, LLC and the Company (Incorporated by reference from the Company’s Report on Form 10-Q filed with the Commission on May 15, 2012).

10.2	Assignment Agreement, dated February 9, 2012, by and between FAE Holdings 411519R, LLC and the Company (Incorporated by reference from the Company’s Report on Form 10-Q filed with the Commission on May 15, 2012).

10.3	Joint and Several Hazardous Material Guaranty and Indemnification Agreement, dated March 15, 2012, by and between FAE Holdings 411519R, LLC and the Company (Incorporated by reference from the Company’s Report on Form 10-Q filed with the Commission on May 15, 2012).

10.4	Guaranty of Payment, dated March 15, 2012, by the Company (Incorporated by reference from the Company’s Report on Form 10-Q filed with the Commission on May 15, 2012).

10.5	Agreement to Purchase and Sale, the building and real estate property located at 555 N Research Place, Central Islip, NY, dated March 29, 2021, by and between 555 N Research Corporation, a wholly-owned subsidiary of the Company, and Steel K, LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 13, 2021).

10.6	Employment Agreement, dated June 1, 2021, by and between Emmanuel Lakios, the Company’s President and Chief Executive Officer, and the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2021).

10.7	Employment Agreement, dated June 1, 2021, by and between Thomas McNeill, the Company’s Executive Vice President and Chief Financial Officer, and the Company. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the Commission on August 16, 2021).

10.9

Second Amended and Restated Lease and Project Agreement, dated as of July 1, 2021, by and between Town of Islip Industrial Development Agency and FAE HOLDINGS 411519R, LLC. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A filed with the Commission on March 1, 2022).

10.10	Agency Compliance Agreement, dated as of July 1, 2021, by and between Town of Islip Industrial Development Agency, CVD Equipment Corporation and CVD Materials Corporation. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A filed with the Commission on March 1, 2022).

10.11	Amended and Restated Sublease Agreement, dated as of July 26, 2021, by and between FAE HOLDINGS 411519R, LLC, CVD Equipment Corporation and CVD Materials Corporation. (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A filed with the Commission on March 1, 2022).

19	Insider Trading Policy (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

21.1	List of Subsidiaries

23.1	**Consent of CBIZ CPAs, P.C.

23.2	**Consent of Marcum, LLP

31.1	**Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	**Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	**Section 1350 Certification of Principal Executive Officer.

32.2	**Section 1350 Certification of Principal Financial Officer.

97	CVD Equipment Corporation Executive Compensation Clawback Policy (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on March 28, 2024).

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

DATE:	March 30, 2026

CVD EQUIPMENT CORPORATION

By:	/s/ Emmanuel Lakios
Name:	Emmanuel Lakios
Title:	President and Chief Executive Officer

By:	/s/ Richard Catalano
Name:	Richard Catalano
Title:	Executive Vice President, Chief Financial Officer and Secretary
Principal Financial and Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

NAME	POSITION	DATE

/s/ Lawrence J. Waldman	Director, Chairman of the Board	March 30, 2026
Lawrence J. Waldman

/s/ Emmanuel Lakios	President, Chief Executive Officer	March 30, 2026
Emmanuel Lakios	(Principal Executive Officer)

/s/ Andrew Africk	Director	March 30, 2026
Andrew Africk

/s/ Robert M. Brill	Director	March 30, 2026
Robert M. Brill

/s/ Ashraf Lotfi	Director	March 30, 2026
Ashraf Lotfi

/s/ Debra Wasser	Director	March 30, 2026
Debra Wasser

CVD EQUIPMENT CORPORATION AND SUBSIDIARies

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

CVD Equipment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CVD Equipment Corporation (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2024 financial statements to retrospectively apply the change in accounting for income taxes as a result of the adoption of Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures , as described in Note 2 and 9. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2024 financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition – Estimated Total Contract Costs

Description of the Matter

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company recognizes revenue from the sale of systems (“System Projects”) over time by using an input method based on costs incurred as it best depicts the Company’s progress toward satisfaction of the performance obligation. Under this method, revenue arising from such contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. The estimation of these costs requires judgment by the Company given the unique product specifications and requirements for contracts related to the design, development, and manufacture of the system. During the year ended December 31, 2025, the Company recognized approximately $20.8 million of revenue recognized over time.

Subjective judgment is required by management in determining the assumptions in estimating the estimated costs to complete on contracts for which revenue is recognized over time using a cost-to-cost model. Complex auditor judgment was required in evaluating initial cost estimates and expected costs to complete.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included the following:

●	Obtaining an understanding of management’s process in developing the cost estimates;
●	Obtain and review contracts to ensure that the recognition of revenue over time was appropriate;
●	Evaluating management’s ability to reasonably estimate costs by performing a comparison of the actual costs to prior period estimates, including evaluating the timely identification of circumstances that may warrant a modification to the estimated costs;
●	Evaluate management’s methodologies and the consistency of management’s methodologies over the life of the contracts;
●	Tested the original estimated costs and profit margins on System Projects by obtaining the original estimates, comparing the actual costs and profit margins to the original estimates and investigating significant changes; and
●	Tested the estimated costs to complete Systems Projects that were not completed during the year ended December 31, 2025 by comparing the estimated cost to complete at December 31, 2025 to actual cost incurred subsequent to December 31, 2025.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2019 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Melville, NY

March 30, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

CVD Equipment Corporation

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 2 and 9, the balance sheet of CVD Equipment Corporation as of December 31, 2024, and the related statements of income, changes in shareholders’ equity, and cash flows for the year then ended (the 2024 financial statements before the effects of the adjustments discussed in Note 2 and 9 are not presented herein). The 2024 financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

In our opinion, the 2024 financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in Note 2 and 9, present fairly, in all material respects, the financial position of CVD Equipment Corporation as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in Note 2 and 9 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by CBIZ CPAs P.C..

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2019 through 2025.

Melville, NY

March 19, 2025

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

As of December 31, 2025 and 2024

(in thousands, except share amounts)

	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$8,734	$12,598
Accounts receivable, net of allowance for credit losses	2,314	2,149
Contract assets	3,391	2,226
Inventories	1,568	2,115
Assets held for sale	510	-
Other current assets	367	898
Total current assets	16,884	19,986

Property, plant and equipment, net	10,573	11,699
Other assets	52	1
Total assets	$27,509	$31,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$642	$679
Accrued expenses	1,188	2,236
Current maturities of long-term debt	181	87
Contract liabilities	773	3,135
Total current liabilities	2,784	6,137

Long-term debt, net of current portion	-	181

Total liabilities	2,784	6,318

Contingencies (see note 14)

Stockholders’ equity:
Common stock - $0.01 par value – 20,000,000 shares authorized; issued and outstanding 6,937,338 at December 31, 2025 and 6,881,838 at December 31, 2024	69	69
Additional paid-in capital	30,699	29,757
Accumulated deficit	(6,043)	(4,458)
Total stockholders’ equity	24,725	25,368

Total liabilities and stockholders’ equity	$27,509	$31,686

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2025 and 2024

(in thousands, except per share amounts)

	2025	2024

Revenue	$25,786	$26,876
Cost of revenue	18,498	20,825

Gross profit	7,288	6,051

Operating expenses:
Research and development	2,786	2,627
Selling	1,443	1,656
General and administrative	4,806	4,901
Impairment charges	163	-
Gains on sales of equipment	-	(717)

Total operating expenses, net	9,198	8,467

Operating loss	(1,910)	(2,416)

Other income (expense):
Interest income	341	559
Interest expense	(13)	(19)
Other income	-	2
Total other income, net	328	542

Loss before income tax	(1,582)	(1,874)

Income tax expense	3	24

Net loss	$(1,585)	$(1,898)

Loss per common share:
Basic	$(0.23)	$(0.28)
Diluted	$(0.23)	$(0.28)

Weighted average number of shares:
Basic	6,875	6,823
Diluted	6,875	6,823

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity

Years ended December 31, 2025 and 2024

(in thousands, except share amounts)

	Common stock		Additional paid-in	Retained Earnings (Accumulated
	Shares	Par Value	Capital	Deficit)	Total

Balance at January 1, 2024	6,824,511	$68	$28,695	$(2,560)	$26,203
Net loss	-	-	-	(1,898)	(1,898)
Stock-based compensation	57,327	1	1,062	-	1,063
Balance at December 31, 2024	6,881,838	$69	$29,757	$(4,458)	$25,368

Net loss	-	-	-	(1,585)	(1,585)
Stock-based compensation	55,500	-	942	-	942
Balance at December 31, 2025	6,937,338	$69	$30,699	$(6,043)	$24,725

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2025 and 2024

(in thousands)

	2025	2024
Cash flows from operating activities:
Net loss	$(1,585)	$(1,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	942	1,063
Depreciation and amortization	683	684
Provision for excess and obsolete inventory	-	1,573
Provision (recovery) for bad debt	(18)	13
Impairment charges	163	-
Gains on sales of equipment	-	(717)
Changes in operating assets and liabilities
Accounts receivable	(147)	(256)
Contract assets	(1,165)	(622)
Inventories	365	646
Other assets	530	(150)
Accounts payable	(37)	(524)
Accrued expenses	(1,047)	472
Contract liabilities	(2,362)	(1,773)
Net cash used in operating activities	(3,678)	(1,489)

Cash flows from investing activities:
Purchase of property and equipment	(48)	(106)
Investment in captive insurance company	(51)	-
Net proceeds from sales of equipment	-	250
Net cash (used in) provided by investing activities	(99)	144

Cash flows from financing activities:
Payments of long-term debt	(87)	(82)
Net cash used in financing activities	(87)	(82)

Net decrease in cash and cash equivalents	(3,864)	(1,427)

Cash and cash equivalents at beginning of year	12,598	14,025

Cash and cash equivalents at end of year	$8,734	$12,598

Supplemental disclosure of cash flow information:
Income taxes paid	$27	$3
Interest paid	$13	$19
Non-cash investing and financing activities:
Property, plant and equipment transferred to assets held for sale	$633	$-
Inventory transferred to property, plant and equipment	$181	$110

The accompanying notes are an integral part of the consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

On March 23, 2026, the Company entered into an agreement to sell its SDC business division to a subsidiary of the Atlas Copco Group. See Note 15 – Subsequent Event.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Liquidity

At December 31, 2025, the Company had $8.7 million in cash and cash equivalents. The Company anticipates that the existing cash and cash equivalents balance together with potential future income from operations, collections of existing accounts receivable, revenue from its existing backlog of products as of this filing date, the sale of inventory on hand, deposits and down payments against significant orders will be adequate to meet its working capital and capital equipment requirements, and its anticipated cash needs over the next 12 months from the date of issuance of these financial statements.

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

December 31, 2025 and 2024

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

Under the over time method, revenue arising from fixed price contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. Incurred costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies, tools, repairs and depreciation costs. Contract material costs are included in incurred costs when the project materials have been purchased or moved to work-in-process, and installed, as required by the project’s engineering design. Cost based input methods of revenue recognition require the Company to make estimates of costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the costs to complete the projects, including materials, labor and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known and can be reasonably estimated. There were no material impairment losses recognized on contract assets during the years ended December 31, 2025 and 2024.

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

December 31, 2025 and 2024

Note 2 - Summary of Significant Accounting Policies (continued)

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

For any system equipment sales where the equipment would have an alternative use or where the contract provisions of the contract preclude the use of over time revenue recognition, revenue is recognized at the point in time when control of the equipment is transferred to the customer. For the years ended December 31, 2025 and 2024, all system equipment sales were recorded over time by using an input method except for a) one contract in 2025 and one contract in 2024 that was recorded as revenue at the point in time the equipment was transferred to the customer and b) one contract that was entered during 2024 and was not recognized as revenue using over time revenue recognition until July 2025 when a contract modification was entered into with the customer to change certain contract provisions.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

Impairment of Long-Lived Assets and Intangibles

Long-lived assets consist primarily of property, plant, and equipment. Intangibles consist of patents, copyrights and intellectual property, licensing agreements and certifications. Long-lived assets are reviewed for impairment whenever events or circumstances indicate their carrying value may not be recoverable. When such events or circumstances arise, an estimate of the future undiscounted cash flows produced by the asset, or the appropriate grouping of assets, is compared to the asset’s carrying value to determine if impairment exists. If the asset is determined to be impaired, the impairment loss is measured on the excess of its carrying value over its fair value. Assets to be disposed of are reported at the lower of their carrying value or net realizable value. See Note 5 for impairment of long-lived assets recorded during the year ended December 31, 2025.

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

December 31, 2025 and 2024

Note 2 - Summary of Significant Accounting Policies (continued)

Earnings Per Share

Basic earnings per common share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during each period. When applicable, diluted earnings per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be adjusted upon exercise of common stock options, unvested restricted shares, and warrants.

Potential common shares issued are calculated using the treasury stock method, which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price of the common stock during the period.

Cash and Cash Equivalents

The Company had cash and cash equivalents of $8.7 million and $12.6 million at December 31, 2025 and 2024, respectively. The Company invests excess cash in treasury bills, certificates of deposit or deposit accounts, all with original maturities of less than three months. Cash equivalents were $8.2 million and $11.9 million at December 31, 2025 and 2024, respectively.

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. The amount in excess of the limit at December 31, 2025 and 2024 was $0.2 million and $0.4 million, respectively.

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

December 31, 2025 and 2024

Note 2 - Summary of Significant Accounting Policies (continued)

Accounts receivable is presented net of an allowance for credit losses of $30,000, $48,000 and $36,000 as of December 31, 2025, 2024 and 2023, respectively. The allowance is based on prior experience and management’s evaluation of future economic conditions. Measurement of credit losses requires consideration of historical loss experience, including the need to adjust for changing business conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Future changes to the estimated allowance for credit losses could be material to our results of operations and financial condition. The (recovery) provision for bad debt expense was ($18,000) and $13,000 for the years ended December 31, 2025 and 2024, respectively.

The Company has accounts receivables from certain customers that exceed 10% of total accounts receivable. As of December 31, 2025, the accounts receivable balance includes amounts from three customers that represented 31.8%, 19.8% and 15.7% of total accounts receivable, and as of December 31, 2024, the accounts receivable balance includes amounts from three customers that represented 28.6%, 14.0% and 11.9% of total accounts receivable.

Sales Concentrations

Revenue for a single customer in any one year can exceed 10% of our total sales. There were two customers in the year ended December 31, 2025 that represented 27.6% and 13.7% of our revenues, while there was one customer that represented 29.5% of our revenues in the year ended December 31, 2024. The loss of a large customer could have a material adverse effect on the Company’s business and financial condition.

Export sales to customers represented approximately 5.4% and 4.3% of sales years ended December 31, 2025 and 2024 respectively. Export sales in both 2025 and 2024 were primarily to customers in Europe and Asia. The Company has not entered into any foreign exchange contracts.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value due to the relatively short-term maturity of these instruments. The carrying value of long-term debt approximates fair value based on prevailing borrowing rates currently available for loans with similar terms and maturities.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

Shipping and Handling

It is the Company’s policy to include freight charges billed to customers in total revenue. The amount included in revenue was $48,000 and $73,000 for the years ended December 31, 2025 and 2024, respectively.

Recently Adopted Accounting Standard

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. The amendments further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The expanded annual disclosures are effective for the year ended December 31, 2025 and were applied retrospectively. See Note 9 – Income Taxes.

Recently Issued Accounting Standards

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Note 3 – Revenue

The following table represents a disaggregation of revenue from contracts by end markets for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31, 2025
	Over time	Point in time	Total
Energy	$68	$19	$87
Aerospace	5,767	2,205	7,972
Industrial	10,097	1,472	11,569
Research	4,909	1,249	6,158
Total	$20,841	$4,945	$25,786

	Year Ended December 31, 2024
	Over time	Point in time	Total
Energy	$216	$511	$727
Aerospace	11,205	1,879	13,084
Industrial	6,921	1,350	8,271
Research	3,736	1,058	4,794
Total	$22,078	$4,798	$26,876

The energy market includes customers involved in the manufacture of silicon carbide wafers and batteries. Aerospace market includes customers that manufacture aircraft engines. Industrial end market consists of various end customers in diverse industries. Research market principally represents customers that are universities and other research institutions.

The Company has unrecognized contract revenue of approximately $4.6 million at December 31, 2025, which it expects to substantially recognize as revenue within the next twelve months based on over time revenue recognition.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Note 3 – Revenue (continued)

Contract assets and contract liabilities on input method type contracts in progress are summarized for the years ended December 31, 2025 and 2024 as follows (in thousands):

	2025	2024
Costs incurred on contracts in progress	$21,480	$14,696
Estimated earnings	9,965	7,052
	31,445	21,748
Billings to date	(28,631)	(22,059)
	2,814	(311)
Deferred revenue related to other contracts	(196)	(598)
	$2,618	$(909)
Included in accompanying consolidated balance sheets under the following captions (in thousands):

Contract assets	$3,391	$2,226
Contract liabilities	$773	$3,135

Of the contract liability balances at December 31, 2024 and December 31, 2023, $3.1 million and $4.9 million were recognized as revenue during the years ended December 31, 2025 and 2024, respectively. Contract assets and contract liabilities at December 31, 2023 were $1.6 million and $4.9 million, respectively.

Note 4 - Inventories

Inventories as of December 31 consist of (in thousands):

	2025	2024

Raw materials	$1,270	$1,217
Work-in-process	242	765
Finished goods	56	133
Total	$1,568	$2,115

During the year ended December 31, 2024, the Company recorded a non-cash charge to reduce the net realizable value of its inventory by approximately $1.6 million. .

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Note 5 – Property, Plant and Equipment and Assets Held for Sale

Major classes of property, plant and equipment consist of the following as of December 31 (in thousands):

	2025	2024

Land	$2,220	$2,220
Buildings and improvements	12,897	12,897
Machinery and equipment	3,885	7,178
Construction in progress	181	17
Total	19,183	22,312

Less: accumulated depreciation	(8,610)	(10,613)
Property, plant and equipment, net	$10,573	$11,699

Machinery and equipment also include furniture and fixtures and software.

Depreciation expense was $0.7 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively.

During 2025 and 2024, two PVT units were transferred from inventory to property, plant and equipment totaling $0.2 million and $0.1 million, respectively. The unit transferred in 2025 is included in construction in progress at December 31, 2025. This equipment is and will be used internally to further the research and development of products used to grow silicon carbide crystals.

On November 6, 2025, the Company’s Board of Directors approved a comprehensive strategy to transform the Company in response to the continued fluctuations in order rates and the recent decline in the bookings of the Company’s CVD Equipment division. As part of this strategy, the Company transitioned the operating model for the CVD Equipment business from vertically integrated fabrication to outsourced fabrication of certain components. At December 31, 2025, the Company classified certain excess manufacturing equipment as held for sale with a fair value of $0.5 million based on an agreement the Company entered in January 2026 with a third-party to sell the equipment for this amount. The Company recorded an impairment charge of $0.2 million related to this equipment and related capitalized software during the year ended December 31, 2025.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Note 6 – Accrued Expenses

Accrued expenses consist of the following as of December 31 (in thousands):

	2025	2024

Accrued wages and benefits	$271	$395
Accrued vacation	576	683
Accrued material purchases	11	618
Other	330	540
Total	$1,188	$2,236

Note 7 – Long-term Debt

Long-term debt consists of the following as of December 31 (in thousands):

	2025	2024
Equipment loan payable	$181	$268
Less: current maturities	181	87
Long-term debt, net of current maturities	$-	$181

In September 2022, the Company entered into a loan agreement to fund the acquisition of equipment in the amount of $0.4 million payable in monthly repayment of $8,000 including interest at 6% per annum.

In February 2026, the Company repaid the loan in full in anticipation of selling the equipment as discussed in Note 5. Accordingly, the entire balance as of December 31, 2025 has been classified as a current liability.

Note 8 – Earnings per Share

The calculation of basic and diluted weighted average common shares outstanding for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	2025	2024

Basic weighted average shares outstanding	6,875	6,823
Effect of potentially dilutive share-based awards	-	-

Diluted weighted average shares outstanding	6,875	6,823

At December 31, 2025 and 2024, all stock options and unvested restricted stock were not included in the computation of diluted earnings per share because their effect was antidilutive.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Note 9 – Income Taxes

Loss before income taxes for the years ended December 31, 2025 and 2024 consist of the following (in thousands):

	2025	2024

Domestic	$(1,582)	(1,874)
Foreign	-	-
Total	$(1,582)	$(1,874)

Significant components of income tax expense for the years ended December 31, 2025 and 2024 consist of the following (in thousands):

	2025	2024
Current:
Federal	$-	$14
State and local	3	10
Total current tax expense	3	24
Deferred:
Federal	-	-
State and local	-	-
Total deferred tax expense	-	-
Total income tax expense	$3	$24

Income tax paid (net of refunds) were as follows (in thousands):

	2025	2024

Federal	$20	(3)
State and local:
California	4	4
New York	-	1
South Carolina	-	1
Other	3	-
Total income taxes paid, net	$27	$3

During the year ended December 31, 2025, we adopted ASU 2023-09 to enhance the income tax disclosures regarding income taxes paid and the rate reconciliation disclosure. The provision for income taxes reconciles to the amount computed by applying the U.S. federal statutory rate of 21% to income (loss) before income taxes as follows (in thousands):

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Note 9 – Income Taxes (continued)

	2025		2024
Expected provision at federal statutory tax rate	$(332)	21.0%	$(392)	21.0%
State and local taxes, net of federal effect (1)	3	(0.2%)	8	(0.4%)
Change in valuation allowance	278	(17.6%)	242	(12.9%)
Nontaxable and nondeductible items:
Stock-based compensation	51	(3.2%)	71	(3.8%)
Other	3	(0.2%)	19	(1.0%)
Research and development credits	-	-	74	(4.0%)
Other	-	-	2	(0.2%)
Income tax expense	$3	(0.2%)	$24	(1.3%)

(1)	State taxes in California comprise the majority (greater than 50%) of the state tax effect in the category.

Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets for federal and state income taxes are as follows (in thousands):

	2025	2024
Deferred income tax assets:
Net operating loss carryforwards	$1,356	$679
Research and development tax credit carryforwards	1,723	1,722
Compensation costs	332	235
Vacation accrual	102	118
Intangible assets	33	38
Capitalized research and development	531	1,096
Allowance for doubtful accounts	6	11
Inventory capitalization	7	11
Other items	580	654
Deferred income tax assets	4,670	4,564
Less: valuation allowance	(4,313)	(4,098)
Deferred income tax assets, net of valuation allowance	357	466
Deferred income tax liabilities:
Property, plant and equipment	(299)	(384)
Prepaid expenses	(58)	(82)
Deferred income tax asset, net	$-	$-

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Note 9 – Income Taxes (continued)

As required under ASU 2023-09, the Company has included only the portion of the valuation allowance related to federal deferred tax assets in the “change in valuation allowance” line of the rate reconciliation. The following table presents a reconciliation of the total change in the valuation allowance (in thousands):

	2025	2024

Beginning balance	$(4,097)	(3,650)
Change charged to income tax expense	(216)	(447)
Change charged to currency translation adjustment	-	-
Ending balance	$(4,313)	$(4,097)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. The ultimate realization of deferred tax assets is based on the assessment of available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the utilization of existing deferred tax assets. The Company considered all positive and negative evidence when determining the amount of the net deferred tax assets that are more likely than not to be realized. This evidence includes, but is not limited to, historical earnings, scheduled reversal of taxable temporary differences, tax planning strategies and projected future taxable income A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the prior three-year period ended December 31, 2025. Such objective evidence limits the ability to consider subjective evidence such as our projections for future growth. Based on this assessment, we maintained a full valuation allowance against our net deferred tax assets as of December 31, 2025, and 2024. If these estimates and assumptions change in the future, we may be required to reduce our existing valuation allowance resulting in less income tax expense.

For the years ended December 31, 2025 and 2024 , the valuation allowance increased by approximately $0.2 million and $0.5 million, respectively, from the prior year primarily from current year operating losses for which no tax benefit was provided.

At December 31, 2025, the Company had $5.9 million of U.S. federal net operating loss carryforwards. These net operating losses have an indefinite carryforward period but are only available to offset 80% of future taxable income. The Company also has $1.7 million of federal research and development tax credits which expire in varying amounts in tax years 2028 through 2042.

The Company applies the applicable authoritative guidance which prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of December 31, 2025 and 2024, the Company had no uncertain tax positions.

On July 4, 2025, “An Act to Provide for Reconciliation Pursuant to Title II of the H. Con. Res. 14” (the Act) was enacted. The Act provides for several corporate tax changes including, but not limited to, restoring full expensing of domestic research and development costs, restoring immediate deductibility of certain capital expenditures, and changes in the computations of U.S. taxation on international earnings. The enacted legislation did not have a material impact on the Company’s effective tax rate for the year ended December 31, 2025.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Note 10 – Stock-Based Compensation

A summary of the Company’s Share Incentive Plans are as follows:

2007 Share Incentive Plan

On December 12, 2007, shareholders approved the Company’s 2007 Share Incentive Plan (“2017 Incentive Plan”), in connection therewith, 750,000 shares of the Company’s common stock are reserved for issuance pursuant to options or restricted stock that may be granted under the 2017 Incentive Plan through December 12, 2017. The Plan expired in December 2017. As of December 31, 2025, there were 120,000 options outstanding under this plan.

2016 Share Incentive Plan

On December 9, 2016, shareholders approved the Company’s 2016 Share Incentive Plan (“2016 Incentive Plan”), in connection therewith, 750,000 shares of the Company’s common stock are reserved for issuance pursuant to options or restricted stock that may be granted under the 2016 Incentive Plan through December 9, 2026. As of December 31, 2025, there were 420,375 options outstanding under this plan.

2022 Share Incentive Plan

On July 14, 2022, shareholders approved the Company’s 2022 Share Incentive Plan (“2022 Incentive Plan”), in connection therewith, 515,000 shares of the Company’s common stock are reserved for issuance pursuant to options or restricted stock that may be granted under the 2022 Incentive Plan through July 14, 2032. As of December 31, 2025, there were 263,500 options outstanding under this plan.

Under the 2016 and 2022 Share Incentive Plans, the purchase price of the common stock under each option plan shall be determined by the Committee, provided, however, that such purchase price shall not be less than the fair market value of the shares on the date such option is granted. The stock options generally expire seven to ten years after the date of grant.

As of December 31, 2025, there were 48,698 shares available for grant under the 2016 Equity Incentive Plan and 98,180 shares available for grant under the 2022 Equity Incentive Plan.

The Company recorded stock-based compensation of $0.9 million and $1.1 million for the years ended December 31, 2025 and 2024, respectively, that were included in the following line items in our Consolidated Statements of Operations (in thousands):

	2025	2024

Cost of revenue	$99	$152
Research and development	157	188
Selling	73	107
General and administrative	613	616

Total stock-based compensation expense	$942	$1,063

Stock-based compensation expense in both years included approximately $0.2 million related to restricted stock awards pursuant to the Director Compensation plan discussed below. The Company recognizes forfeitures of stock awards as they occur.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Note 10 – Stock-Based Compensation (continued)

For the year ended December 31, 2024, the Company granted 5,000 stock options, vesting 25% per year over four years, with a ten-year life. The Company determined the fair value of stock options granted based upon weighted average assumptions as provided below.

Stock price	$4.75
Exercise price	$4.75
Dividend yield	0%
Expected volatility	77%
Risk-free interest rate	4.12%
Expected life (in years)	6.00

The expected life is the number of years the Company estimates that the awards will be outstanding based on the simplified method that considers the vesting period and contractual period of the option. The expected volatility is measured using historical daily price changes of the Company’s common stock over the respective expected term. The Company has 803,875 outstanding stock options under the three plans at December 31, 2025.

The following table summarizes stock options awards for the years ended December 31, 2025 and 2024:

		Weighted
	Awards (in Shares)	Average Exercise Price
Outstanding at December 31, 2023	846,875	$8.20
Granted	5,000	4.75
Expired / cancelled	(28,750)	7.94
Exercised	-	-
Outstanding at December 31, 2024	823,125	8.20
Granted	-	-
Expired / cancelled	(19,250)	11.09
Exercised	-	-
Outstanding at December 31, 2025	803,875	8.17

At December 31, 2025 and 2024, stock options to purchase 645,375 and 485,000, respectively, shares of common stock were exercisable.

The following table summarizes information about the outstanding and exercisable options at December 31, 2025:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
Exercise	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price Range	Outstanding	Contractual	Price	Value	Exercisable	Price	Value
$4.00-7.00	440,875	6.0	$4.54	$-	392,625	$4.48	$-
$7.01-10.00	20,000	2.3	$8.07	$-	20,000	$8.07	$-
$10.01-13.00	120,000	1.2	$10.52	$-	120,000	$10.52	$-
$13.01-16.00	223,000	7.2	$14.11	$-	112,750	$14.11	$-

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Note 10 – Stock-Based Compensation (continued)

As of December 31, 2025, there was $0.7 million of unrecognized compensation costs related to stock options expected to be recognized over a weighted average period of 1.2 years.

Restricted Stock Awards

Pursuant to the Director Compensation plan approved on October 11, 2021, each of the five independent directors is entitled to compensation for an annual equity retainer in the amount of $40,000 per director, to be automatically granted on the date of the Company’s annual meeting of shareholders.

The following table summarizes restricted stock awards for the years ended December 31, 2025 and 2024:

		Weighted
		Average Grant
	Shares of	Date Fair
	Restricted Stock	Value
Unvested outstanding at January 1, 2024	17,133	$6.53
Granted	57,327	3.55
Vested	(46,210)	4.63
Forfeited or cancelled	-	-
Unvested outstanding at December 31, 2024	28,250	3.54

Granted	55,500	3.61
Vested	(56,000)	3.57
Forfeited or cancelled	-	-
Unvested outstanding at December 31, 2025	27,750	$3.61

The fair value of the restricted stock awards is recorded as stock-based compensation expense over the one-year vesting period and totaled $0.2 million for both years ending December 31, 2025 and 2024, respectively.

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

Effective July 1, 2022, the Company implemented a matching contribution of 50% of an employee’s contributions up to 6% of their compensation. The Company recorded compensation expense of $240,000 and $235,000 during the years ended December 31, 2025 and 2024, respectively, for matching contributions to the 401(k) plan.

Note 12 - Reportable Segments

The Company has determined that it has three reportable segments, organized primarily based on product offerings, as follows:

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Note 12 - Reportable Segments (continued)

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

The following provides segment information as described below (in thousands):

	For the year ended December 31, 2025
	CVD	SDC	MesoScribe	Total
Segment revenue	$18,079	$7,937	$112	$26,128
Less:
Cost of revenue	13,943	4,894	3	18,840
Research & development	2,615	171	-	2,786
Selling	1,205	238	-	1,443
General & administrative	660	896	-	1,556
Impairment	163	-	-	163
Interest expense	13	-	-	13
Segment net income (loss)	$(520)	$1,738	$109	$1,327
Segment assets	$15,195	$3,972	$(2)	$19,165
Capital expenditures	$42	$6	$-	$48
Depreciation & amortization	$631	$52	$-	$683

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Note 12 - Reportable Segments (continued)

	For the year ended December 31, 2024
	CVD	SDC	MesoScribe	Total
Segment revenue	$18,288	$8,444	$778	$27,510
Less:
Cost of revenue	16,438	4,749	272	21,459
Research & development	2,398	229	-	2,627
Selling	1,456	195	5	1,656
General & administrative	715	709	84	1,508
Gain on sales of equipment	(42)	-	(675)	(717)
Other income	(2)	-		(2)
Interest expense	19	-	-	19
Segment net income (loss)	$(2,694)	2,562	1,092	960
Segment assets	$15,903	$3,129	$627	$19,659
Capital expenditures	$69	$37	$-	$106
Depreciation & amortization	$635	$49	$-	$684

The following table presents a reconciliation of revenue of reportable segments to consolidated revenue (in thousands):

	Year ended December 31,
	2025	2024
Revenue of reportable segments	$26,128	$27,510
Intersegment revenue	(342)	(634)
Consolidated total revenue	$25,786	$26,876

Intersegment revenues are determined based on similar product sales to external customers of the Company.

The following table presents a reconciliation of net income (loss) of reportable segments to consolidated net loss (in thousands):

	Year ended December 31,
	2025	2024
Net income (loss) of reportable segments	$1,327	$960
Unallocated amounts:
Corporate expenses	(3,250)	(3,393)
Interest income	341	559
Income tax expense	(3)	(24)
Consolidated net loss	$(1,585)	$(1,898)

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Note 12 - Reportable Segments (continued)

The following table presents a reconciliation of total assets of reportable segments to consolidated total assets (in thousands):

	Year ended December 31,
	2025	2024
Total assets of reportable segments	$19,165	$19,659
Unallocated amounts:
Cash equivalents	8,229	11,892
Other current assets	115	135
Consolidated total assets	$27,509	$31,686

The following table presents revenue by geographic area (in thousands):

	Year ended December 31,
	2025	2024
United States	$24,393	$25,720
North America, excluding US	7	65
Europe, Middle East and Africa	819	521
Asia-Pacific	567	570
Consolidated total revenue	$25,786	$26,876

For geographic reporting, revenues are attributed to the location in which in the customer facility is located. All of the Company’s long-lived assets are located in the United States.

Note 13 – MesoScribe and Tantaline

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

The revenues and net income of MesoScribe were $0.1 million and $0.1 million for the year ended December 31, 2025 consisting principally of a license agreement fee.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Note 13 – MesoScribe and Tantaline (continued)

The revenues and net income of MesoScribe were $0.8 million and $1.1 million for the year ended December 31, 2024, including the gain on sale of equipment of $0.7 million. The total assets and total liabilities of the MesoScribe subsidiary were $0.6 million and $0, respectively, as of December 31, 2024.

Tantaline

On May 26, 2023, the Company sold its Tantaline subsidiary located in Nordborg, Denmark in exchange for a nominal amount at closing and an earn-out provision based on any net income that Tantaline may earn during the five-year period ending December 31, 2027. Any earn-out amounts will be recognized when and if any such amounts become probable of receipt. To date, the Company has received a $6,000 earn-out payment in 2024 based on the results of Tantaline’s operations for the year ended December 31, 2023.

Note 14 – Risks and Uncertainties

The Company currently operates in a challenging economic environment as the global economy continues to confront the remaining impacts from the pandemic, geopolitical conflicts, inflationary pressures, and adverse supply chain disruptions. The specific impacts on the Company have included:

●	Significant geopolitical developments across Europe and Asia (including the war in Ukraine and Iran) have and may continue to restrict the Company’s ability to procure raw materials and components such as nickel and integrated circuits, as well as impact the Company’s ability to sell its products into China, Russia and other Eastern European and Asian regions.

●	Supply chain disruptions have led to much longer lead times to acquire raw materials for production and has led to inflationary pressures in both materials and labor. These supply chain disruptions have impacted the Company’s ability to recognize revenue timelier as it delays the Company’s manufacturing processes.

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

Note 15 – Subsequent Event

On March 23, 2026, the Company entered into an Asset Purchase Agreement (the “APA”) with a subsidiary of the Atlas Copco Group (the “Buyer”) under which the Company agreed to sell to the Buyer all of the assets related to the Company’s SDC business and the Buyer will assume certain specified liabilities, in each case as set forth in the APA (collectively, the “Transaction”). The Company will retain ownership of its Saugerties, New York facility, which will be leased to the Buyer for an initial term of two years following the closing of the transaction.

The aggregate consideration payable to the Company will be approximately $16.9 million (the “Purchase Price”), subject to certain purchase price adjustments as defined in the APA.

At the closing of the Transaction (the “Closing”), the Buyer will place $900,000 of the Purchase Price in escrow to cover post-Closing adjustments and indemnification obligations under the APA. The escrow will be released as described in the APA.

The APA contains customary indemnification provisions pursuant to which the parties agree to indemnify each other for certain matters, including, among other things, breaches of certain representations, warranties and covenants in connection with the Transaction.

The APA contains customary representations, warranties and covenants of the parties, including, among other things, covenants regarding the operations of SDC between signing of the APA and the Closing, delivery of consents and approvals, and employee-related matters. The Closing is also subject to customary closing conditions, including the receipt of necessary third-party consents, the absence of any legal restraint prohibiting the transaction, and the satisfaction of other conditions customary for transactions of this nature.

The Buyer and the Company are required to use their reasonable best efforts to consummate the Transaction which is expected to occur during the second quarter of 2026.

