Form 10-Q
period 2026-03-31
CVD EQUIPMENT CORP
filed 2026-05-14
CIK 766792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,940,509 shares of Common Stock, $0.01 par value at May 13, 2026.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$8,196	$8,734
Accounts receivable, net of allowance for credit losses	677	1,293
Contract assets	3,347	2,853
Inventories	306	285
Current assets of discontinued operations	2,780	2,852
Assets held for sale – equipment	-	510
Other current assets	390	357
Total current assets	15,696	16,884

Property, plant and equipment, net	10,421	10,529
Noncurrent assets of discontinued operations	-	46
Other assets	97	50
Total assets	$26,214	$27,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$213	$250
Accrued expenses	1,039	849
Current maturities of long-term debt	-	181
Current liabilities of discontinued operations	1,154	944
Contract liabilities	526	560
Total current liabilities	2,932	2,784

Total liabilities	2,932	2,784

Contingencies – Note 12

Stockholders’ equity:
Common stock - $0.01 par value – 20,000,000 shares authorized; 6,937,338 issued and outstanding at March 31, 2026 and December 31, 2025	69	69
Additional paid-in capital	30,919	30,699
Accumulated deficit	(7,706)	(6,043)
Total stockholders’ equity	23,282	24,725

Total liabilities and stockholders’ equity	$26,214	$27,509

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share and share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$1,844	$6,332
Cost of revenue	1,697	4,598

Gross profit	147	1,734

Operating expenses:
Research and development	727	734
Selling	240	367
General and administrative	1,022	953
Gain on sale of equipment	(46)	-

Total operating expenses	1,943	2,054

Operating loss from continuing operations	(1,796)	(320)

Other income (expense):
Interest income	71	110
Interest expense	(1)	(3)

Total other income, net	70	107

Loss from continuing operations before income taxes	(1,726)	(213)

Income tax expense	-	16

Net loss from continuing operations	(1,726)	(229)

Discontinued operations:
Income from discontinued operations	499	589
Transaction costs on disposal of discontinued operations	(436)	-
Income from discontinued operations, net of taxes	63	589

Net income (loss)	$(1,663)	$360

Net income (loss) per share of common stock – basic and diluted:
Loss from continuing operations per common share	$(0.25)	$(0.03)
Income from discontinued operations per common share	$0.01	$0.09
Net income (loss) per common share	$(0.24)	$0.05

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

Three months ended March 31, 2026 and 2025

	Common stock		Additional	Accumulated
	Shares	Par Value	Paid-in Capital	Deficit	Total

Balance at January 1, 2026	6,937,338	$69	$30,699	$(6,043)	$24,725
Net loss	-	-	-	(1,663)	(1,663)
Stock-based compensation	-	-	220	-	220
Balance at March 31, 2026	6,937,338	$69	$30,919	$(7,706)	$23,282

Balance at January 1, 2025	6,881,838	$69	$29,757	$(4,458)	$25,368
Net income	-	-	-	360	360
Stock-based compensation	-	-	264	-	264
Balance at March 31, 2025	6,881,838	$69	$30,021	$(4,098)	$25,992

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(1,663)	$360
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	220	264
Depreciation and amortization	123	185
Gain on sale of equipment	(46)	-
Changes in assets and liabilities:
Accounts receivable	222	743
Contract assets	(298)	(2,954)
Inventories	317	78
Other assets	(55)	271
Accounts payable	75	466
Accrued expenses	321	(372)
Contract liabilities	(68)	(1,303)
Net cash used in operating activities	(852)	(2,262)

Cash flows from investing activities:
Proceeds from assets held for sale and sale of equipment	556	-
Investment in captive insurance company	(48)	(51)
Purchases of property and equipment	(13)	(45)
Net cash provided by (used in) investing activities	495	(96)

Cash flows from financing activities:
Repayments of long-term debt	(181)	(21)
Net cash used in financing activities	(181)	(21)

Net decrease in cash and cash equivalents	(538)	(2,379)

Cash and cash equivalents at beginning of period	8,734	12,598

Cash and cash equivalents at end of period	$8,196	$10,219

Supplemental disclosure of cash flow information:
Income taxes paid	$1	$6
Interest paid	$1	$3

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that can be expected for the year ending December 31, 2026.

The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements at such date, as filed on Form 10-K with the SEC on March 30, 2026, but does not contain all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with that report.

All material intercompany balances and transactions have been eliminated in consolidation.

On March 23, 2026, the Company entered into an agreement to sell its SDC business division to a third party. The sale was completed on April 1, 2026. Accordingly, the financial results of the SDC business division are reflected in the consolidated condensed financial statements as discontinued operations for all periods presented.

Unless otherwise specified, disclosures in these condensed consolidated financial statements reflect continuing operations only. Prior period financial information related to discontinued operations has been reclassified and separately presented in the consolidated financial statements and accompanying notes to conform to the current period presentation. See Note 2 for further information regarding our discontinued operations.

Reclassifications

Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentation. These reclassifications had no effect on net loss.

Liquidity

At March 31, 2026, the Company had $8.2 million in cash and cash equivalents. The Company also received net proceeds of approximately $14.8 million in April 2026 upon the sale of the SDC business division. The Company anticipates that the existing cash and cash equivalents balance together with collections of existing accounts receivable and contract assets, and revenue from its existing backlog of systems as of this filing date, will be adequate to meet its working capital and capital equipment requirements, and its anticipated cash needs over the next 12 months from the date of issuance of these condensed consolidated financial statements.

NOTE 2: DISCONTINUED OPERATIONS

On March 23, 2026, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with a buyer to sell its SDC business division. On April 1, 2026, the Company completed the transaction whereby substantially all the assets related to SDC were sold.

The aggregate consideration paid to the Company in connection with the transaction was $16.9 million and is subject to customary post-closing adjustments. At the closing, $0.9 million of the purchase price was placed in escrow to secure post-closing adjustments and indemnification obligations in accordance with the Asset Purchase Agreement. The Asset Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions. The net cash proceeds from the sale of SDC received by the Company in April 2026, after payment of transaction costs and employee related liabilities, were $14.8 million, increasing the Company’s cash balance at the time to approximately $23 million.

The Company retained ownership of its Saugerties, New York facility and entered into a lease agreement with the buyer of SDC, pursuant to which the buyer will lease such facility for an initial term of two years following the closing for an initial annual rent of $0.2 million, subject to customary adjustments.

The transaction represents a single disposal plan that constitutes a strategic shift expected to have a material effect on our operations and financial results. Accordingly, the financial results of SDC are reflected in the condensed consolidated financial statements as discontinued operations for all periods presented and the SDC assets and liabilities are considered held for sale as of March 31, 2026.

The following table represents the amounts of assets and liabilities of the discontinued operations of SDC (in thousands):

	March 31, 2026	December 31, 2025
Assets:
Accounts receivable, net of allowance for credit losses	$1,415	$1,021
Contract assets	342	538
Inventories	945	1,284
Other current assets	33	9
Equipment, net	42	44
Other noncurrent assets	3	2
Total assets	$2,780	$2,898

Liabilities:
Accounts payable	$503	$392
Accrued expenses	471	339
Contract liabilities	180	213
Total liabilities	$1,154	$944

NOTE 2: DISCONTINUED OPERATIONS (continued)

The following table represents statements of operations information for the discontinued operations of SDC (in thousands):

	Three months ended March 31,
	2026	2025

Revenue	$2,365	$1,984
Cost of revenue	1,524	1,093
Gross profit	841	891

Operating expenses:
Research and development	54	47
Selling	62	53
General and administrative	226	202
Total operating expenses	342	302

Income from discontinued operations	499	589

Transaction costs on disposal of discontinued operations	(436)	-

Income from discontinued operations, net of taxes	$63	$589

The significant components included in the accompanying condensed consolidated statements of cash flow for the discontinued operations of SDC are as follows (in thousands):

	Three months ended March 31,
	2026	2025

Net cash provided by operating activities	$413	$654
Net cash used in investing activities	(2)	(5)
Net cash provided by financing activities	-	-

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Under the over time method, revenue arising from fixed price contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. Incurred costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies, tools, repairs and depreciation costs. Contract material costs are included in incurred costs when the project materials have been purchased or moved to work-in-process, and installed, as required by the project’s engineering design. Cost based input methods of revenue recognition require the Company to make estimates of costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the costs to complete the projects, including materials, labor and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known and can be reasonably estimated. There were no material impairment losses recognized on contract assets during the three months ended March 31, 2026 and 2025.

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

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For any system equipment sales where the equipment would have an alternative use or where the contract provisions of the contract preclude the use of over time revenue recognition, revenue is recognized at the point in time when control of the equipment is transferred to the customer. For the three months ended March 31, 2026 and 2025, all system equipment sales were recorded over time by using an input method except for one contract that was entered during 2024 and was not recognized as revenue using over time revenue recognition until July 2025 when a contract modification was entered into with the customer to change certain contract provisions.

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

Assets Held for Sale and Discontinued Operations

Assets and related liabilities of a qualifying business are classified as held for sale when the following conditions are met: (i) management has committed to a plan to sell the net assets, (ii) the net assets are available for immediate sale, (iii) there is an active program to locate a buyer, (iv) the sale and transfer of the net assets is probable within one year, (v) the net assets are being actively marketed for sale at a price that is reasonable in relation to the current fair value, and (vi) it is unlikely that significant changes will be made to the plan to sell the net assets. Assets and related liabilities which have been classified as held for sale are excluded from the net assets and liabilities of continuing operations in the period in which the held for sale criteria was met. A component of a business is classified as a discontinued operation when its disposal represents a strategic shift that has or will have a major effect on our operations and financial results. The results of discontinued operations are reported in income/loss from discontinued operations, net of tax on the consolidated statements of operations for all current and prior periods presented. The results of discontinued operations include direct costs attributable to the divested business and any gain or loss recognized in connection with the sale, or adjustment of the carrying amount to fair value less cost to sell while being held for sale, and excludes any indirect cost allocation associated with any shared-service or corporate functions not solely dedicated to the divested business. Adjustments to discontinued operations subsequent to the completion of a transaction or disposition are generally attributable to contingencies and indemnifications directly related to the disposal transaction, operations of the discontinued operations, or settlement of obligations directly related to the disposal.

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Assets and liabilities of discontinued operations, including those that meet the held-for-sale criteria are presented separately in the consolidated balance sheets. Upon classification as held for sale, assets are measured at the lower of carrying amount or fair value less cost to sell, and depreciation and amortization cease. Any impairment losses or subsequent measurement adjustments are recognized in the results of discontinued operations in the period in which they are identified. Cash flows attributable to discontinued operations are presented separately in the consolidated statements of cash flows, or otherwise disclosed, for all periods presented.

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

NOTE 4: CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

The Company had cash and cash equivalents of $8.2 million and $8.7 million at March 31, 2026 and December 31, 2025, respectively. The Company invests excess cash in U.S. treasury bills, certificates of deposit or deposit accounts, all with maturities of less than three months. Cash equivalents were $7.9 million and $8.2 million at March 31, 2026 and December 31, 2025, respectively.

The Company places most of its temporary cash investments with financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. There were no amounts at risk at March 31, 2026 and December 31, 2025.

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

Accounts receivable is presented net of an allowance for credit losses of $15,000 as of both March 31, 2026 and December 31, 2025. The allowance is based on prior experience and management’s evaluation of future economic conditions. Measurement of credit losses requires consideration of historical loss experience, including the need to adjust for changing business conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Future changes to the estimated allowance for credit losses could be material to our results of operations and financial condition.

NOTE 4: CONCENTRATION OF CREDIT RISK (continued)

At March 31, 2026, the accounts receivable balance included amounts from four customers that totaled 25.7%, 18.1%, 14.4% and 11.6% of total accounts receivable. As of December 31, 2025, the accounts receivable balance included amounts from two customers that totaled 57.0% and 28.2% of total accounts receivable.

Sales concentration

Revenue from a single customer in any one period can exceed 10% of our total revenues. During the three months ended March 31, 2026, three customers exceeded 10% of revenues, representing 27.2%, 21.7% and 17.3% of revenues, and during the three months ended March 31, 2025, three customers exceeded 10% of revenues, representing 54.0%, 18.4% and 11.7% of revenues

NOTE 5: REVENUE RECOGNITION

The following table represents a disaggregation of revenue for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31, 2026
	Over time	Point in time	Total
Energy	$-	$-	$-
Aerospace	401	699	1,100
Industrial	322	89	411
Research	251	82	333
Total	$974	$870	$1,844

	Three months ended March 31, 2025
	Over time	Point in time	Total
Energy	$-	$7	$7
Aerospace	1,722	783	2,505
Industrial	3,419	281	3,700
Research	26	94	120
Total	$5,167	$1,165	$6,332

The energy market includes customers involved in the manufacture of silicon carbide wafers and batteries. The aerospace market includes customers that manufacture aircraft engines. Industrial end market consists of various end customers in diverse industries. The research market principally represents customers that are universities and other research institutions.

The Company has unrecognized contract revenue of approximately $2.6 million at March 31, 2026, which it expects to substantially recognize as revenue over time within the next eighteen months.

Judgment is required to evaluate assumptions including the amount of net contract revenues and the total estimated costs to determine our progress toward contract completion and to calculate the corresponding amount of revenue to recognize.

Changes in estimates for sales of systems may occur for a variety of reasons, including but not limited to (i) build accelerations or delays, (ii) product cost forecast changes, (iii) cost related change orders or add-ons, or (iv) changes in other information used to estimate costs. Changes in estimates may have a material effect on the Company’s consolidated statements of operations.

The Company recorded a cumulative catch up adjustment of $0.3 million to increase revenue during the three months ended March 31, 2026 as a result of a contract modification.

NOTE 5: REVENUE RECOGNITION (continued)

Contract assets and liabilities

Contract assets and contract liabilities on input method type contracts in progress are summarized as follows as of March 31, 2026 (in thousands):

Costs incurred on contracts in progress	$20,898
Estimated earnings	9,574
$30,472
Billings to date	(27,394)
3,078
Deferred revenue related to non-system contracts	(257)
$2,821
Included in accompanying condensed consolidated balance sheets under the following captions (in thousands):
Contract assets	$3,347
Contract liabilities	$526

Of the contract liability balances at December 31, 2025 and 2024, $0.2 million and $1.3 million was recognized as revenue during the three months ended March 31, 2026 and 2025, respectively. Contract assets and contract liabilities at December 31, 2024 were $2.1 million and $3.0 million, respectively.

NOTE 6: INVENTORIES

Inventories consist of:

	March 31, 2026	December 31, 2025
Raw materials	$165	$137
Work-in-process	141	148
Finished goods	-	-
Total	$306	$285

NOTE 7: LONG-TERM DEBT

In September 2022, the Company entered into a loan agreement to fund the acquisition of machinery. The loan amount of $432,000 was payable in 60 equal monthly installments of $8,352 and secured by equipment. The interest rate was 6%. This loan was fully repaid during the three months ended March 31, 2026.

 NOTE 8: EARNINGS PER SHARE

The calculation of basic and diluted weighted average common shares outstanding for the three months ended March 31, 2026 and 2025 is as follows:

	Three months ended March 31,
	2026	2025

Basic weighted average common shares outstanding	6,937,492	6,867,713
Dilutive effect of stock options	-	-
Dilutive effect of unvested restricted stock	-	-
Diluted weighted average shares outstanding	6,937,492	6,867,713

NOTE 8: EARNINGS PER SHARE (continued)

As the result of the losses from continuing operations for the three months ended March 31, 2026 and 2025, all stock options and unvested restricted stock were excluded from the computation diluted per share amounts for the loss from continuing operations, income from discontinued operations and net income (loss).

NOTE 9: STOCK-BASED COMPENSATION EXPENSE

The following table summarizes stock options awards for the three months ended March 31, 2026:

		Weighted
	Stock Option	Average
	Awards	Exercise
	(in shares)	Price
Outstanding at January 1, 2026	803,875	$8.17
Forfeited	(6,250)	8.80

Outstanding at March 31, 2026	797,625	8.17

The following table summarizes information about the outstanding and exercisable options at March 31, 2026 by ranges of exercise prices:

		Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted			Weighted
		Contractual	Average			Average
Exercise	Number	Life in	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price Range	Outstanding	Years	Price	Value	Exercisable	Price	Value
$4.00-7.00	437,125	5.7	$4.54	$18	392,000	$4.48	$18
$7.01-10.00	20,000	2.1	$8.07	$-	20,000	$8.07	$-
$10.01-13.00	120,000	1.0	$10.52	$-	120,000	$10.52	$-
$13.01-16.00	220,500	7.0	$14.11	$-	165,375	$14.11	$-

As of March 31, 2026, there was $0.6 million of unrecognized compensation costs related to stock options expected to be recognized over a weighted average period of 0.9 years.

NOTE 9: STOCK-BASED COMPENSATION EXPENSE (continued)

The Company recorded stock-based compensation expense for the three months ended March 31, 2026 and 2025, respectively, that were included in the following line items in our condensed consolidated statements of operations (in thousands):

	Three months ended March 31,
	2026	2025

Cost of revenue	$23	$26
Research and development	39	47
Selling	13	26
General and administrative	133	150

Total	$208	$249

Stock-based related to discontinued operations were $12,000 and $15,000 for the three months ended March 31, 2026 and 2025, respectively. Stock-based compensation expense included $50,000 for both three months ended March 31, 2026 and 2025, related to restricted stock awards that directors elected to receive pursuant to the Director Compensation plan. Under this plan, each of the five independent directors is entitled to an Annual Equity Retainer in the amount of $40,000, to be granted on the date of the Company’s annual meeting of shareholders.

NOTE 10: INCOME TAXES

As of March 31, 2026 and December 31, 2025, the Company has provided a full valuation allowance against its net deferred tax assets. This was based on management’s assessment, including operating losses in recent years, that it is more likely than not that the net deferred tax assets may not be realized in the future. Management continues to evaluate for potential utilization of the Company’s net deferred tax assets, which have been fully reserved for, on a quarterly basis, reviewing our economic models, including projections of future operating results.

NOTE 11: SEGMENT REPORTING

With the sale of the Company’s SDC business in 2026 and the cessation of its MesoScribe business in 2024, the Company has one reportable segment consisting of its CVD Equipment division that manufactures chemical vapor deposition, physical vapor transport, thermal process and related equipment.

The chief operating decision maker (“CODM”) of the Company is the Company’s chief executive officer. The CODM assesses performance and decides how to allocate resources, including employees, financial or capital resources, based on segment net income (loss). The CODM considers budget-to-actual variances on a quarterly basis when making decisions about allocating capital and other resources to the segments and to assess the performance for each segment.

The following table presents revenue by geographic area (in thousands):

	Three months ended March 31,
	2026	2025
United States	$1,682	$6,231
North America, excluding US	1	3
Europe, Middle East and Africa	161	48
Asia-Pacific	-	50
Consolidated total revenue	$1,844	$6,332

For geographical reporting, revenues are attributed to the location in which the customer facility is located. All the Company’s long-lived assets are located in the United States.

NOTE 12: RISKS AND CONTINGENCIES

The Company operates in a challenging and uncertain global economic environment. Recent and potential actions by the U.S. federal administration, including changes in trade policy, export controls, and tariffs on imports from various countries and regions, as well as retaliatory or responsive actions by other governments, may adversely affect the Company’s supply chain, costs, demand for its products, receipt of orders and results of operations. In addition, the Company faces ongoing risks related to geopolitical instability, including conflicts and tensions in Europe, the Middle East, and Asia, which may further disrupt global economic conditions and financial markets.

Other factors contributing to economic uncertainty include inflationary pressures, elevated interest rates, disruptions in global logistics, labor market challenges, and potential changes in fiscal, tax, or regulatory policies. These conditions may impact customer spending decisions, order rates, project timing, and the availability and cost of materials and components used in the Company’s products.

While management continuously evaluates these conditions and has taken, and may take, actions intended to mitigate the potential adverse effects on the Company’s business, there can be no assurance that such actions will be successful. The Company is unable to predict the ultimate impact of these risks and uncertainties on its future results of operations, financial position, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements, as there can be no assurance that the plans, intentions or expectations upon which they are based will occur. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various factors and are derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

●	uncertainty as to the receipt of and timing of future orders for our equipment;

●	uncertainty as to our future growth and return to consistent profitability;

●	uncertainty as to the general state of the silicon carbide wafer end market;

●	competition in our existing and potential future product lines of business, including our aerospace equipment and PVT150 / PVT200 systems;

●	uncertainty as to our ability to identify and develop new products for growth markets;

●	our ability to obtain financing on acceptable terms if and when needed;

●	our ability to attract and retain key personnel and employees;

●	uncertainty as to changes to international trade policies including the imposition of tariffs; and

●	uncertainty as to our ability to adequately obtain raw materials and on commercially reasonable terms.

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

Executive Summary

CVD Equipment Corporation (“CVD” or the “Company”) has served the advanced materials markets with chemical vapor deposition, physical vapor transport and thermal process equipment for over 40 years. We are headquartered in Central Islip, New York.

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

On March 23, 2026, we entered into an asset purchase agreement with a third party to sell our SDC business division (“SDC”). The purchase price was approximately $16.9 million in cash, subject to customary purchase price adjustments. The transaction closed on April 1, 2026.

The net cash proceeds from the sale of SDC we received in April 2026, after payment of transaction costs and employee related liabilities, were $14.8 million. Following the sale of SDC, CVD Equipment has approximately $23 million in cash and no long-term debt. We expect to use the proceeds from the transaction to enhance financial flexibility and support initiatives aimed at creating shareholder value.

We retained ownership of our Saugerties, New York facility, which will be leased to the acquiring company for an initial term of two years.

With the sale of our SDC business and the cessation of our MesoScribe business in 2024, we have one reportable segment consisting of our CVD Equipment division that manufactures chemical vapor deposition, physical vapor transport and thermal process equipment.

We design, develop, and manufacture a broad range of equipment used to develop and produce materials and coatings for the aerospace, compound semiconductor, semiconductor, battery energy storage markets as well as advanced industrial applications, and research.

Results from continuing operations during the quarter ended March 31, 2026 included:

●	Revenue decreased by $4.5 million or 70.9% as compared to the prior period quarter due lower systems revenue due to reduced system bookings.

●	Gross margin decreased by $1.6 million or 91.5% as compared to the prior period quarter due to the lower system revenues and lower absorption of fixed manufacturing costs.

●	Decreases in revenue and gross margin for the quarter ended March 31, 2026 from lower system bookings were partially offset by a $0.3 million benefit from a contract modification.

●	Total bookings for the first quarter of 2026 were approximately $1.8 million as compared to bookings of $0.8 million in the first quarter of 2025 due to higher non-system orders for spare parts.

●	Backlog was $4.7 million at both December 31, 2025 and March 31, 2026.

●	Cash and cash equivalents at March 31, 2026 were $8.2 million.

Income from discontinued operations before transaction costs of our SDC business division declined from $0.6 million in the prior year quarter to $0.5 million in the current year quarter due to lower gross margins on higher revenues. Transaction costs associated with the sale of SDC consisted of legal and investment banking fees of $0.4 million for the quarter ended March 31, 2026. The total income from discontinued operations was $63,000 for the quarter ended March 31, 2026 as compared to $0.6 million for the prior year quarter due principally to the transaction costs incurred in connection with the sale of SDC.

The Company filed a Form 8-K on April 7, 2026 that included pro forma financial information.

Business Update

As of December 31, 2025, we classified certain manufacturing equipment as held for sale with a fair value of $0.5 million based on an agreement we entered into in January 2026 with a third-party to sell the equipment for this amount. We received the proceeds from the sale in the first quarter of 2026 and also sold additional equipment for $46,000 that was no longer necessary for our business.

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

In microelectronics/power electronics, our PVT reactor design and control system architecture allows for precise process and temperature control enabling run-to-run repeatability and system-to-system matching. The PVT system platform is also being considered to process other WBG materials such as aluminum nitride (AlN) to support the development of emerging, high performance semiconductor materials.

In October 2025, we sold two PVT150™ units to Stony Brook University (SBU) for their new semiconductor research center - onsemi Silicon Carbide Crystal Growth Center. The recently launched research center will enable SBU faculty, scientists, and students to conduct research on silicon carbide crystal growth and other wide band gap (WBG) materials and device-enabling technologies critical to improving energy efficiency in power semiconductors and foster the next generation of skilled professionals in this field.

Our PVT systems may provide us with standard product offerings to continue to support the EV focused market as well as energy storage, power conversion and power transmission. In addition, silicon carbide (“SiC”)semiconductors specifically help address the need for high energy efficiency and power density in the AC-DC stage in power supply units for AI data centers. We plan to evaluate the market conditions and opportunities to expand our product offerings in the power electronics market.

A potentially emerging market for our business is the nuclear energy industry. We are currently focused on two potential applications within this market. The first involves SiC chemical vapor infiltration systems used in the production of SiC tubing intended to replace traditional zirconium alloy fuel cladding. The second involves coating systems used to apply protective coatings to nuclear fuel pellets. We believe demand for both applications is being driven primarily by the development and deployment of small modular reactors. We intend to continue to focus on leading customers and strategic opportunities within this evolving market.

We have generally gained new customers through our industry reputation, as well as print advertising and trade show attendance. We have increased the number of trade shows and industry conferences we attend.

We operate in a challenging and uncertain global economic environment. Recent and potential actions by the U.S. federal administration, including changes in trade policy, export controls, and tariffs on imports from various countries and regions, as well as retaliatory or responsive actions by other governments, may adversely affect our supply chain, costs, demand for our products, receipt of orders and results of operations. In addition, we face ongoing risks related to geopolitical instability, including conflicts and tensions in Europe, the Middle East, and Asia, which may further disrupt global economic conditions and financial markets.

Other factors contributing to economic uncertainty include inflationary pressures, elevated interest rates, disruptions in global logistics, labor market challenges, and potential changes in fiscal, tax, or regulatory policies. These conditions may impact customer spending decisions, order rates, project timing, and the availability and cost of materials and components used in our products.

While our management continuously evaluates these conditions and has taken, and may take, actions intended to mitigate the potential adverse effects on our business, there can be no assurance that such actions will be successful. We are unable to predict the ultimate impact of these risks and uncertainties on our future results of our operations, financial position, or cash flows.

Results of Operations

Quarters Ended March 31, 2026 and 2025

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations for the quarters ended March 31, 2026 and 2025 and the period-over-period dollar and percentage changes for those line items (in thousands, except percentages). Unless otherwise specified, our discussion below reflects continuing operations only. Prior period financial information related to discontinued operations has been reclassified and separately presented in the condensed consolidated financial statements and accompanying notes to conform to the current period presentation.

	March 31
	2026	2025	Change	Percent
Revenue	$1,844	$6,332	$(4,488)	(70.9)%
Cost of revenue	1,697	4,598	(2,901)	(63.1)%

Gross profit	147	1,734	(1,587)	(91.5)%
Gross profit percentage	8.0%	27.4%

Operating expenses:
Research and development	727	734	(7)	(1.0)%
Selling	240	367	(127)	(34.6)%
General and administrative	1,022	953	69	7.2%
Gain on sale of equipment	(46)	-	(46)	100.0%

Total operating expenses	1,943	2,054	(111)	(5.4)%

Operating loss from continuing operations	(1,796)	(320)	(1,476)	461.3%

Other income (expense):
Interest income	71	110	(39)	(35.5)%
Interest expense	(1)	(3)	2	(66.7)%
Total other income, net	70	107	(37)	(34.6)%

Loss from continuing operations before income taxes	(1,726)	(213)	(1,513)	710.3%

Income tax expense	-	16	16	*

Net loss from continuing operations	(1,726)	(229)	(1,497)	653.7%

Discontinued operations:
Income from discontinued operations	499	589	(90)	(15.3)%
Transaction costs on disposal of discontinued operations	(436)	-	(436)	(100.0)%
Income from discontinued operations, net of taxes	63	589	(526)	(89.3)%

Net income (loss)	$(1,663)	$360	(2,023)	*

* Not meaningful

Revenue

Our revenue for the quarter ended March 31, 2026, was $1.8 million compared to $6.3 million for the quarter ended March 31, 2025, a decrease of 70.9%.

The decrease in revenue versus the prior year period was primarily attributable to lower system revenue due to lower bookings. The decrease was partially offset by $0.3 million benefit from a contract modification during the quarter. Revenue from three customers represented 227.2%, 21.7% and 17.3%, respectively, of our total revenues.

Our order backlog at March 31, 2026, was approximately $4.7 million as compared to December 31, 2025, of $4.7 million. Our order backlog at March 31, 2026, consists of approximately $2.6 million related to remaining performance obligations of contracts in progress and not yet started and the balance of approximately $2.0 million represents other orders received from customers. As of March 31, 2026, one industrial customer represented 14.7% of our backlog and one aerospace customer represented 32.8% of our backlog. Historically, our revenues and orders have fluctuated based on changes in order rate as well as other factors in our manufacturing process that impacts the timing of revenue recognition. Accordingly, orders received from customers and revenue recognized may fluctuate from quarter to quarter.

Gross Profit

Gross profit for the quarter ended March 31, 2026, was $0.1 million, with a gross profit margin of 8.0%, compared to a gross profit of $1.7 million and a gross profit margin of 27.4% for the quarter ended March 31, 2025. The decrease in gross profit of $1.6 million was primarily the result of lower system revenue and lower absorption of fixed manufacturing costs. Gross profit during the quarter ended March 31, 2026, benefited by $0.3 million from a contract modification.

Research and Development

For the quarter ended March 31, 2026, research and development expenses were $0.7 million, or 39.4% of revenue as compared to $0.7 million, or 11.6% of revenue for the quarter ended March 31, 2025. During the current quarter there was less time charged to contracts in progress that was offset by lower personnel costs.

General engineering support and expenses related to the development of more standardized products and value-added development of existing products are reflected as part of research and development expense. General engineering support and expenses are charged to cost of revenue when work is performed directly on a customer order.

Selling

Selling expenses were $0.2 million or 13.0% of revenue for the quarter ended March 31, 2026 as compared to $0.4 million or 5.8% of revenue for the quarter ended March 31, 2025. The decrease was primarily due to lower personnel costs.

General and Administrative

General and administrative expenses were $1.0 million or 55.4% of revenue for the quarter ended March 31, 2026 as compared to $1.0 million or 15.1% of revenue for the quarter ended March 31, 2025. The increase was due to higher personnel and building maintenance costs.

Gain on Sales of Equipment

During the quarter ended March 31, 2026, we recognized a gain of $46,000 on the sale of equipment that was no longer necessary for our business.

Other Income, Net

Other income, net was $70,000 for the quarter ended March 31, 2026, as compared to other income, net of $107,000 for the quarter ended March 31, 2025. Other income consists principally of interest earned on amounts invested in U.S. treasury securities and was lower than the prior period quarter due to less funds available for investment.

Income Taxes

We continue to evaluate the potential utilization of our net deferred tax asset, which has been fully reserved for, on a quarterly basis, by reviewing our economic models, including projections of future operating results.

Discontinued Operations – SDC

Income from discontinued operations before transaction costs of our SDC business division was $0.5 million in the current quarter as compared to $0.6 million for the quarter ended March 31, 2025. This decrease was primarily due to lower gross margins on higher revenues. Transaction costs associated with the sale of SDC consisted of legal and investment banking fees of $0.4 million for the quarter ended March 31, 2026. The total income from discontinued operations was $63,000 for the quarter ended March 31, 2026 as compared to $0.6 million for the quarter ended March 31, 2025 due principally to the transaction costs incurred in connection with the sale of SDC.

Liquidity and Capital Resources

As of March 31, 2026, aggregate working capital was $12.8 million. Cash and cash equivalents at March 31, 2026 were $8.2 million. The net cash proceeds from the sale of SDC received by us in April 2026, after payment of transaction costs and employee related liabilities, were $14.8 million, increasing our cash balance at the time to approximately $23 million.

Net cash used in operating activities for the quarter ended March 31, 2026 was $0.9 million. This decrease was principally due to net loss of $1.6 million and a $0.3 million increase in contract assets due to revenue recognized on contracts in progress. These decreases were partially offset by non-cash expense items of $0.3 million, decrease in inventory of $0.3 million, a decrease in accounts receivable of $0.2 million and an increase of $0.3 million in accrued expenses.

Net cash provided by investing activities for the quarter ended March 31, 2026 consisted of proceeds from the sale of assets held for sale and other equipment of $0.6 million partially offset by capital expenditures of $13,000 and an investment in a captive insurance company related to our health insurance program of $48,000.

Net cash used in financing activities for the quarter ended March 31, 2026 consisted of the full repayment of an equipment loan in the amount of $181,000. As of March 31, 2026, we have no outstanding debt.

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

Critical Accounting Estimates

Use of Estimates

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods.

In accordance with U.S. GAAP, the Company bases its estimates on historical experience and on various other assumptions the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following estimates within our significant accounting policies to be critical because of their complexity and the high degree of judgment involved in maintaining them. See Note 3 – “Summary of Significant Accounting Policies” of our Consolidated Financial Statements for additional information regarding our accounting policies.

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

CVD EQUIPMENT CORPORATION

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation, dated October 12, 1982 (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

3.2	Certificate of Amendment of Certificate of Incorporation, dated April 25, 1985 (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

3.3	Certificate of Amendment of Certificate of Incorporation, dated August 12, 1985 (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

3.4	Certificate of Amendment of Certificate of Incorporation, dated June 30, 1989 (Incorporated by reference from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

3.5	Certificate of Amendment of the Certificate of Incorporation, dated December 9, 2016 (Incorporated herein by reference the Company’s Current Report on Form 8-K filed on December 14, 2016).

3.6	Amended and restated By-laws of CVD Equipment Corporation, dated as of October 5, 2016 (Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 11, 2016).

10.1*+	Asset Purchase Agreement, dated March 23, 2026.

10.2*+	Facility Lease, dated April 1, 2026.

31.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated May 14, 2026.

31.2*	Certification of Richard Catalano, Chief Financial Officer, dated May 14, 2026.

32.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated May 14, 2026, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Richard Catalano, Chief Financial Officer, dated May 14, 2026, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	Inline XBRL Instance.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation.

101.DEF	Inline XBRL Taxonomy Extension Definition.

101.LAB	Inline XBRL Taxonomy Extension Labels.

101.PRE	Inline XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

+ Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of May 2026.

CVD EQUIPMENT CORPORATION

By:	/s/ Emmanuel Lakios
Emmanuel Lakios
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Catalano
Richard Catalano
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

