Form 10-Q
period 2026-06-30
CVD EQUIPMENT CORP
filed 2026-08-12
CIK 766792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2026
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,951,203 shares of Common Stock, $0.01 par value at August 11, 2026.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$23,483	$8,734
Accounts receivable, net of allowance for credit losses	1,771	1,293
Contract assets	1,397	2,853
Inventories	247	285
Amount held in escrow	900	-
Current assets of discontinued operations	-	2,852
Assets held for sale	-	510
Other current assets	350	357
Total current assets	28,148	16,884

Property, plant and equipment, net	10,276	10,529
Noncurrent assets of discontinued operations	-	46
Other assets	99	50
Total assets	$38,523	$27,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$155	$250
Accrued expenses	1,060	849
Income taxes payable	688	-
Contract liabilities	541	560
Current maturities of long-term debt	-	181
Current liabilities of discontinued operations	-	944
Total current liabilities	2,444	2,784

Security deposit	30	-
Total liabilities	2,474	2,784

Contingencies – Note 12

Stockholders’ equity:
Common stock - $0.01 par value – authorized 20,000,000 shares; issued and outstanding 6,946,703 and 6,937,338 at June 30, 2026 and December 31, 2025, respectively	69	69
Additional paid-in capital	31,121	30,699
Retained earnings (accumulated deficit)	4,859	(6,043)
Total stockholders’ equity	36,049	24,725

Total liabilities and stockholders’ equity	$38,523	$27,509

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share and share amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$1,953	$3,404	$3,798	$9,737
Cost of revenue	1,624	2,923	3,321	7,451

Gross profit	329	481	477	2,286

Operating expenses:
Research and development	685	639	1,413	1,373
Selling	232	282	472	649
General and administrative	971	931	1,992	1,954
Gain on sale of equipment	-	-	(46)	-

Total operating expenses	1,888	1,852	3,831	3,976

Operating loss from continuing operations	(1,559)	(1,371)	(3,354)	(1,690)

Other income (expense):
Interest income	190	82	261	192
Interest expense	-	(3)	(1)	(7)
Rental income, net of expenses	(3)	-	(3)	-
Total other income, net	187	79	257	185

Loss from continuing operations before income taxes	(1,372)	(1,292)	(3,097)	(1,505)

Income tax expense	-	-	-	16

Net loss from continuing operations	(1,372)	(1,292)	(3,097)	(1,521)
Income from discontinued operations, net of income taxes (Note 2)	13,937	231	13,999	820

Net income (loss)	$12,565	$(1,061)	$10,902	$(701)

Net income (loss) per share of common stock – basic and diluted
Loss from continuing operations	$(0.20)	$(0.19)	$(0.45)	$(0.22)
Income from discontinued operations	$2.01	$0.03	$2.02	$0.12
Net income (loss)	$1.81	$(0.15)	$1.58	$(0.10)
Weighted-average number of common shares outstanding - basic and diluted	6,927,388	6,867,868	6,918,614	6,860,846

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

Three months ended June 30, 2026 and 2025

			Additional	Retained Earnings
	Common stock		Paid-in	(Accumulated
	Shares	Par Value	Capital	Deficit)	Total

Balance at April 1, 2026	6,937,338	$69	$30,919	$(7,706)	$23,282
Net income	-	-	-	12,565	12,565
Stock-based compensation	9,365	-	202	-	202
Balance at June 30, 2026	6,946,703	$69	$31,121	$4,859	$36,049

Balance at April 1, 2025	6,881,838	$69	$30,021	$(4,098)	$25,992
Net loss	-	-	-	(1,061)	(1,061)
Stock-based compensation	-	-	250	-	250
Balance at June 30, 2025	6,881,838	$69	$30,271	$(5,159)	$25,181

Six months ended June 30, 2026 and 2025

			Additional	Retained Earnings
	Common stock		Paid-in	(Accumulated
	Shares	Par Value	Capital	Deficit)	Total

Balance at January 1, 2026	6,937,338	$69	$30,699	$(6,043)	$24,725
Net income	-	-	-	10,902	10,902
Stock-based compensation	9,365	-	422	-	422
Balance at June 30, 2026	6,946,703	$69	$31,121	$4,859	$36,049

Balance at January 1, 2025	6,881,838	$69	$29,757	$(4,458)	$25,368

Net loss	-	-	-	(701)	(701)
Stock-based compensation	-	-	514	-	514
Balance at June 30, 2025	6,881,838	$69	$30,271	$(5,159)	$25,181

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six months ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$10,902	$(701)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	422	514
Depreciation and amortization	268	354
Gain on disposition of SDC, net of income taxes	(13,500)	-
Gain on sale of equipment	(46)	-
Provision for bad debts	14	-
Changes in assets and liabilities, net of the effects of disposition:
Accounts receivable	(886)	(2,844)
Contract assets	1,651	(1,542)
Inventories	376	(213)
Other assets	(15)	511
Accounts payable	(297)	260
Accrued expenses	(144)	(653)
Contract liabilities	(52)	(1,118)
Security deposit	30	-
Net cash used in operating activities	(1,277)	(5,432)

Cash flows from investing activities:
Proceeds from disposition of SDC	15,715	-
Proceeds from assets held for sale and sale of equipment	556	-
Purchases of property and equipment	(14)	(49)
Investment in captive insurance company	(50)	(51)
Net cash provided by (used in) investing activities	16,207	(100)

Cash flows from financing activities
Payments of long-term debt	(181)	(43)
Net cash used in financing activities	(181)	(43)

Net increase (decrease) in cash and cash equivalents	14,749	(5,575)

Cash and cash equivalents at beginning of period	8,734	12,598

Cash and cash equivalents at end of period	$23,483	$7,023

Supplemental disclosure of cash flow information:

Income taxes paid	$3	$16
Interest paid	$3	$7
Non-cash activity – amount held in escrow	$900	$-
Non-cash activity – accrued income taxes on gain on sale of SDC	$710	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that can be expected for the year ending December 31, 2026.

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

Liquidity

At June 30, 2026, the Company had $23.5 million in cash and cash equivalents. The Company anticipates that the existing cash and cash equivalents balance together with collections of existing accounts receivable and contract assets, and revenue from its existing backlog of systems as of this filing date, will be adequate to meet its working capital and capital equipment requirements, and its anticipated cash needs over the next 12 months from the date of issuance of these condensed consolidated financial statements.

NOTE 2: DISCONTINUED OPERATIONS

On March 23, 2026, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with a buyer to sell its SDC business division. On April 1, 2026, the Company completed the transaction whereby substantially all the assets related to SDC were sold.

NOTE 2: DISCONTINUED OPERATIONS (continued)

The aggregate consideration paid to the Company in connection with the transaction was $17.4 million. At closing, $0.9 million of the purchase price was placed in escrow to secure post-closing adjustments and indemnification obligations in accordance with the Asset Purchase Agreement. The Asset Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions. The net cash proceeds from the sale of SDC received by the Company in April 2026, after payment of transaction costs and employee related liabilities, were $15.7 million. The Company expects to pay approximately $0.7 million in estimated income taxes related to the gain on the sale of SDC in the third quarter of 2026. The net gain on the sale of SDC, including related income tax expense, was $13.5 million.

The Company retained ownership of its Saugerties, New York facility and entered into a lease agreement with the buyer of SDC, pursuant to which the buyer will lease such facility for an initial term of two years following the closing for an initial annual rent of $0.2 million, subject to customary adjustments.

The transaction represents a single disposal plan that constitutes a strategic shift expected to have a material effect on our operations and financial results. Accordingly, the financial results of SDC are reflected in the condensed consolidated financial statements as discontinued operations for all periods presented.

The following table represents the gain on the disposition of SDC, net of income taxes, for the six months ended June 30, 2026 (in thousands):

Sales proceeds received	$16,499
Amount held in escrow	900
Total sales price	17,399
Less:
Net assets transferred to buyer	(2,405)
Transaction expenses	(784)
Income tax expense	(710)
Gain on disposition of SDC, net of income taxes	$13,500

The following table represents the amounts of assets and liabilities of the discontinued operations of SDC as of December 31, 2025 (in thousands):

December 31, 2025
Assets:
Accounts receivable, net of allowance for credit losses	$1,021
Contract assets	538
Inventories	1,284
Other current assets	9
Equipment, net	44
Other noncurrent assets	2
Total assets	$2,898

Liabilities:
Accounts payable	$392
Accrued expenses	339
Contract liabilities	213
Total liabilities	$944

NOTE 2: DISCONTINUED OPERATIONS (continued)

The following table represents statements of operations information for the discontinued operations of SDC (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenue	$-	$1,707	$2,364	$3,690
Cost of revenue	-	1,115	1,524	2,207
Gross profit	-	592	840	1,483

Operating expenses:
Research and development	-	47	53	94
Selling	-	67	62	120
General and administrative	-	247	226	449
Total operating expenses	-	361	341	663

Income from discontinued operations	-	231	499	820

Gain on disposition of SDC, net of income taxes	13,937	-	13,500	-

Income from discontinued operations, net of income taxes	$13,937	$231	$13,999	$820

The significant components included in the accompanying condensed consolidated statements of cash flow for the discontinued operations of SDC are as follows (in thousands):

	Six months ended June 30,
	2026	2025

Net cash provided by operating activities	$60	$1,113
Net cash provided by (used in) investing activities	15,715	(5)
Net cash provided by financing activities	-	-

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

Under the over time method, revenue arising from fixed price contracts is recognized as work is performed based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligations. Incurred costs include all direct material and labor costs and those indirect costs related to contract performance, such as supplies, tools, repairs and depreciation costs. Contract material costs are included in incurred costs when the project materials have been purchased or moved to work in process, and installed, as required by the project’s engineering design. Cost based input methods of revenue recognition require the Company to make estimates of costs to complete the projects. In making such estimates, significant judgment is required to evaluate assumptions related to the costs to complete the projects, including materials, labor and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known and can be reasonably estimated. There were no impairment losses recognized on contract assets during the three and six months ended June 30, 2026 and 2025.

The timing of revenue recognition, billings and collections results in accounts receivables, unbilled receivables or contract assets and contract liabilities on our condensed consolidated balance sheet. Under typical payment terms for our contracts accounted for over time, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals or upon achievement of contractual milestones.

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

Contract assets include unbilled amounts typically resulting from system sales under contracts and represent revenue recognized that exceeds the amount billed to the customer.

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

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For any system equipment sales where the equipment would have an alternative use or where the contract provisions of the contract preclude the use of over time revenue recognition, revenue is recognized at the point in time when control of the equipment is transferred to the customer. For the three and six months ended June 30, 2026 and 2025, all system equipment sales were recorded over time by using an input method except for one contract that was entered into during 2024 and was not recognized as revenue using over time revenue recognition until July 2025 when a contract modification was entered into with the customer to change certain contract provisions.

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

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Assets and liabilities of discontinued operations, including those that meet the held-for-sale criteria, are presented separately in the consolidated balance sheets. Upon classification as held for sale, assets are measured at the lower of carrying amount or fair value less cost to sell, and depreciation and amortization cease. Any impairment losses or subsequent measurement adjustments are recognized in the results of discontinued operations in the period in which they are identified. Cash flows attributable to discontinued operations are presented separately in the consolidated statements of cash flows, or otherwise disclosed, for all periods presented.

Recent Accounting Standards

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

NOTE 4: CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

The Company had cash and cash equivalents of $23.5 million and $8.7 million at June 30, 2026 and December 31, 2025, respectively. The Company invests excess cash in U.S. treasury securities, certificates of deposit or deposit accounts, all with maturities of less than three months. Cash equivalents consisting of U.S. treasury securities were $23.3 million and $8.2 million at June 30, 2026 and December 31, 2025, respectively.

The Company’s cash balances are held in United States financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. There were no amounts at risk at June 30, 2026 and December 31, 2025.

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

Accounts receivable is presented net of an allowance for credit losses of $15,000 and $30,000 as of June 30, 2026 and December 31, 2025, respectively. The allowance is based on prior experience and management’s evaluation of future economic conditions. Measurement of credit losses requires consideration of historical loss experience, including the need to adjust for changing business conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Future changes to the estimated allowance for credit losses could be material to our results of operations and financial condition.

NOTE 4: CONCENTRATION OF CREDIT RISK (continued)

At June 30, 2026, the accounts receivable balance included amounts from two customers that represented 53.2% and 27.3% of total accounts receivable. As of December 31, 2025, the accounts receivable balance includes amounts from two customers that represented 57.0% and 28.2% of total accounts receivable.

Sales concentration

Revenue from a single customer in any one period can exceed 10% of our total revenues. During the three months ended June 30, 2026, two customers represented 50.9% and 24.3% of revenues, and during the six months ended June 30, 2026, three customers represented 39.4%, 20.9%, and 14.3% of revenues.

During the three months ended June 30, 2025, three customers represented 34.9%, 21.0% and 11.8% of revenues, and during the six months ended June 30, 2025, three customers represented 47.3%, 21.3% and 10.9% of revenues.

NOTE 5: REVENUE RECOGNITION

The following table represents a disaggregation of revenue for the three and six months ended June 30, 2026, and 2025 (in thousands):

	Three months ended June 30, 2026
	Over time	Point in time	Total

Energy	$-	$-	$-
Aerospace	351	804	1,155
Industrial	475	210	685
Research	94	19	113
Total	$920	$1,033	$1,953

	Three months ended June 30, 2025
	Over time	Point in time	Total

Energy	$(4)	$11	$7
Aerospace	1,371	560	1,931
Industrial	1,197	46	1,243
Research	174	49	223
Total	$2,738	$666	$3,404

	Six months ended June 30, 2026
	Over time	Point in time	Total

Energy	$-	$-	$-
Aerospace	752	1,503	2,255
Industrial	796	299	1,095
Research	348	100	448
Total	$1,896	$1,902	$3,798

NOTE 5: REVENUE RECOGNITION (continued)

	Six months ended June 30, 2025
	Over time	Point in time	Total

Energy	$(4)	$19	$15
Aerospace	3,093	1,343	4,436
Industrial	4,616	327	4,943
Research	200	143	343
Total	$7,905	$1,832	$9,737

The energy market includes customers involved in the manufacture of silicon carbide wafers and batteries. The aerospace market includes customers that manufacture aircraft engines. The industrial end market consists of various end customers in diverse industries. The research market principally represents customers such as universities and other research institutions.

The Company has unrecognized contract revenue of approximately $2.7 million at June 30, 2026 which it expects to substantially recognize as revenue within the next twelve months based on over time revenue recognition.

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

Contract assets and liabilities

Contract assets and contract liabilities on input method type contracts in progress are summarized as follows as of June 30, 2026 (in thousands):

Costs incurred on contracts in progress	$20,582
Estimated earnings	9,254
29,836
Billings to date	(28,632)
1,204

Deferred revenue related to non-system contracts	(348)
$856
Included in accompanying condensed consolidated balance sheet as of June 30, 2026 under the following captions:
Contract assets	$1,397
Contract liabilities	$541

Of the contract liability balances at December 31, 2025 and 2024, $0.3 million and $2.1 million was recognized as revenue during the six months ended June 30, 2026 and 2025, respectively. Contract assets and contract liabilities at December 31, 2024 were $2.1 million and $3.0 million, respectively.

NOTE 6: INVENTORIES

Inventories consist of:

	June 30, 2026	December 31, 2025

Raw materials	$89	$137
Work-in-process	158	148
Finished goods	-	-
Total	$247	$285

NOTE 7: LONG-TERM DEBT

In September 2022, the Company entered into a loan agreement to fund the acquisition of machinery. The loan amount of $432,000 was payable in 60 equal monthly installments of $8,352 and secured by equipment. The interest rate was 6%. This loan was fully repaid during the three months ended March 31, 2026.

NOTE 8: EARNINGS PER SHARE

The calculation of basic and diluted weighted average common shares outstanding for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Basic weighted average common shares outstanding	6,927,388	6,867,868	6,918,614	6,860,846
Dilutive effect of options and unvested restricted stock	-	-	-	-
Diluted weighted average shares outstanding	6,927,388	6,867,868	6,918,614	6,860,846

For the three and six months ended June 30, 2026 and 2025, all stock options were excluded in the computation of diluted earnings per share because their effect was antidilutive.

NOTE 9: STOCK-BASED COMPENSATION EXPENSE

The Company recorded stock-based compensation for the three and six months ended June 30, 2026 and 2025, respectively, that were included in the following line items in our condensed consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Cost of revenue	$23	$26	$45	$53
Research and development	33	45	71	92
Selling	13	21	27	47
General and administrative	133	145	266	295

Total	$202	$237	$409	$487

NOTE 9: STOCK-BASED COMPENSATION EXPENSE (continued)

Stock-based compensation related to discontinued operations were $0 and $13,000 for the three months ended June 30, 2026 and 2025, respectively, and $13,000 and $27,000 for the six months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense for three months ended June 30, 2026 and 2025 included $50,000 and $50,000, respectively, and for the six month periods June 30, 2026 and 2025 included $100,000 and $100,000, respectively, related to restricted stock awards that directors are entitled to receive pursuant to the Director Compensation Plan. Under this plan each of the Company’s independent directors is entitled to an Annual Equity Retainer in the amount of $40,000, to be granted on the date of the Company’s annual meeting of shareholders.

The following table summarizes stock options awards through June 30, 2026:

		Weighted
	Stock Option	Average
	Awards	Exercise
	(in shares)	Price

Outstanding at January 1, 2026	803,875	$8.17
Exercised	(31,875)	4.41
Forfeited	(19,750)	7.64
Outstanding at June 30, 2026	752,250	8.35

The following table summarizes information about the outstanding and exercisable options at June 30, 2026 by ranges of exercise prices:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
Exercise		Average	Average			Average
Price	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Range	Outstanding	Contractual	Price	Value	Exercisable	Price	Value
$4.00-7.00	395,500	5.4	$4.55	$1,216,200	354,125	$4.49	$1,158,099
$7.01-10.00	20,000	1.8	$8.07	$-	20,000	$8.07	$-
$10.01-13.00	120,000	0.7	$10.52	$-	120,000	$10.52	$-
$13.01-16.00	216,750	6.7	$14.11	$-	165,375	$14.11	$-

As of June 30, 2026, there was $0.4 million of unrecognized compensation costs related to stock options expected to be recognized over a weighted average period of 0.7 years.

NOTE 10: INCOME TAXES

For the three and six months ended June 30, 2026, the Company recorded income tax expense of $0.7 million that was related to the gain on the divestiture of SDC. As of June 30, 2026 and December 31, 2025, the Company has provided a full valuation allowance against its net deferred tax asset. This was based on management’s assessment, including the last four years of operating losses, that it is more likely than not that the net deferred tax asset may not be realized in the future. Management continues to evaluate for potential utilization of the Company’s net deferred tax asset, which has been fully reserved for, on a quarterly basis, reviewing our economic models, including projections of future operating results.

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

The following table presents revenue by geographic area (in thousands):

	Three months ended June 30,
	2026	2025
United States	$1,903	$3,129
North America, excluding US	-	-
Europe, Middle East and Africa	50	248
Asia-Pacific	-	27
Consolidated total revenue	$1,953	$3,404

	Six months ended June 30,
	2026	2025
United States	$3,586	$9,178
North America, excluding US	1	3
Europe, Middle East and Africa	211	419
Asia-Pacific	-	137
Consolidated total revenue	$3,798	$9,737

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements, as there can be no assurance that the plans, intentions or expectations upon which they are based will occur. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various factors and are derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

●	uncertainty as to the receipt of and timing of future orders for our equipment;

●	uncertainty as to the acceptance of our equipment launched in 2024 and 2025;

●	uncertainty as to the general state of the silicon carbide wafer end market;

●	competition in our existing and potential future product lines of business, including our aerospace equipment and PVT systems;

●	uncertainty as to our ability to identify and develop new products for growth markets;

●	our ability to obtain financing on acceptable terms if and when needed;

●	our ability to attract and retain key personnel and employees;

●	uncertainty as to changes to international trade policies including the imposition of tariffs; and

●	uncertainty as to our ability to adequately obtain raw materials and on commercially reasonable terms.

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

On November 6, 2025, our Board of Directors approved a comprehensive strategy to transform our Company in response to the continued fluctuations in our order rates and the recent and continued decline in the bookings of our CVD Equipment division. As part of this strategy, we transitioned our operating model for our CVD Equipment business from vertically integrated fabrication to outsourced fabrication of certain components to reduce our fixed operating costs.

The transformation strategy also includes the exploration of strategic alternatives for remaining business and product lines, including the potential sale, divestiture or acquisition of assets or business lines.

On March 23, 2026, we entered into an asset purchase agreement with a third party to sell our SDC business division (“SDC”). The purchase price was approximately $17.4 million in cash, subject to customary purchase price adjustments. The transaction closed on April 1, 2026.

The net cash proceeds from the sale of SDC we received in April 2026, after payment of transaction costs and employee related liabilities, were $15.7 million. The Company expects to pay approximately $0.7 million in estimated income taxes related to the gain on the sale of SDC in the third quarter of 2026. Following the sale of SDC, the Company has $23.5 million in cash and no long-term debt as of June 30, 2026. We expect to use the proceeds from the transaction to enhance our financial flexibility as we continue to evaluate strategic opportunities for the CVD Equipment business, its product lines, and our facilities and possible acquisition of other product lines or businesses

We retained ownership of our Saugerties, New York facility following the sale of SDC, which is leased to the acquiring company for an initial term of two years at fair market value.

With the sale of our SDC business and the cessation of our MesoScribe business in 2024, we have one reportable segment consisting of our CVD Equipment division that manufactures chemical vapor deposition, physical vapor transport and thermal process equipment used to develop and produce materials and coatings for the aerospace, compound semiconductor, semiconductor, battery energy storage markets as well as advanced industrial applications, and research.

During the quarter ended June 30, 2026 (from continuing operations):

●	Revenue decreased by $1.4 million or 42.6% as compared to the second quarter of 2025 from lower systems revenue due to reduced system bookings.

●	Gross profit decreased by $0.2 million or 31.6% as compared to the second quarter of 2025 due to the lower system revenues.

●	Total bookings for the second quarter of 2026 were approximately $1.2 million as compared to bookings of $1.5 million in the second quarter of 2025. Bookings for the second quarter of 2026 included one system order for $0.8 million with the balance consisting of non-system orders.

●	Total bookings for the first half of 2026 were approximately $2.9 million as compared to bookings of $2.3 million in the first half of 2025.

●	Backlog declined from $4.6 million at March 31, 2026 to $3.9 million at June 30, 2026 due to lower system orders.

●	Cash and cash equivalents at June 30, 2026 were $23.5 million as compared to $8.7 million at December 31, 2025 as a result of the receipt of proceeds from the divestiture of SDC in April 2026.

Subsequent to quarter-end, the customer that placed the approximately $0.8 million system order filed a prepackaged Chapter 11 bankruptcy proceeding. The customer’s public disclosures indicate that general unsecured trade creditors are expected to be unimpaired under the proposed plan of reorganization; however, there can be no assurance that the customer will proceed with the purchase as originally contemplated or that the bankruptcy process will not adversely affect the order. The Company will be monitoring the proceedings and evaluating the potential impact, if any, on its backlog, financial position, results of operations, and cash flows.

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

We have generally gained new customers through our industry reputation, as well as trade show attendance, digital marketing and print advertising. We have increased the number of trade shows and industry conferences we attend.

We continue to operate in a challenging and uncertain global economic environment. Recent and potential actions by the U.S. federal administration, including changes in trade policy, export controls, and tariffs on imports from various countries and regions, as well as retaliatory or responsive actions by other governments, may adversely affect our supply chain, costs, demand for our products, receipt of orders and results of operations. In addition, we face ongoing risks related to geopolitical instability, including conflicts and tensions in Europe, the Middle East, and Asia, which may further disrupt global economic conditions and financial markets.

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

Results of Operations

Three Months Ended June 30, 2026 and 2025

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations for the three months ended June 30, 2026 and 2025 and the period-over-period dollar and percentage changes for those line items (in thousands, except percentages).

	Three months ended June 30
	2026	2025	Change	Percent
Revenue	$1,953	$3,404	$(1,451)	(42.6)%
Cost of revenue	1,624	2,923	(1,299)	(44.4)%

Gross profit	329	481	(152)	(31.6)%
Gross margin	16.8%	14.1%

Operating expenses:
Research and development	685	639	46	7.2%
Selling	232	282	(50)	(17.7)%
General and administrative	971	931	40	4.3%

Total operating expenses	1,888	1,852	36	1.9%

Operating loss from continuing operations	(1,559)	(1,371)	(188)	13.7%

Other income (expense):
Interest income	190	82	108	131.7%
Interest expense	-	(3)	3	*
Rental income, net of expenses	(3)	-	(3)	*

Total other income, net	187	79	108	136.7%

Loss from continuing operations before income taxes	(1,372)	(1,292)	(80)	6.2%

Income tax expense	-	-	-	*

Net loss from continuing operations	(1,372)	(1,292)	(80)	6.2%

Income from discontinued operations, net of income taxes	13,937	231	13,706	*

Net income (loss)	$12,565	$(1,061)	$13,626	*

* Not meaningful

Revenue

Our revenue for the three months ended June 30, 2026 was $2.0 million compared to $3.4 million for the three months ended June 30, 2025, a decrease of $1.4 million or 42.6%.

The decrease in revenue versus the prior year period was primarily attributable to lower system revenue due to lower bookings being partially offset by an increase in non-system revenues. Revenue from two customers represented 50.9% and 24.3% of our revenues, respectively.

Our order backlog at June 30, 2026 was approximately $3.9 million as compared to $4.6 million at March 31, 2026. Our order backlog at June 30, 2026 consists of approximately $2.7 million related to remaining performance obligations of contracts in progress and the balance of approximately $1.1 million represents other orders received from customers. As of June 30, 2026, one aerospace customer represented 36.0% of our backlog.

Historically, our revenues and orders have fluctuated based on changes in order rate as well as other factors in our manufacturing process that impacts the timing of revenue recognition. Accordingly, orders received from customers and revenue recognized may fluctuate from quarter to quarter.

Gross Profit

Gross profit for the three months ended June 30, 2026 was $0.3 million, with a gross margin of 16.8%, compared to a gross profit of $0.5 million and a gross margin of 14.1% for the three months ended June 30, 2025. The decrease in gross profit of $0.2 million was principally due to lower system revenues partially offset by an increase in non-system revenues.

Research and Development

For the three months ended June 30, 2026, research and development expenses were $0.7 million, or 35.1% of revenue as compared to $0.6 million, or 18.8% of revenue for the three months ended June 30, 2025, an increase of $46,000 or 7.2%. The increase in 2026 was the result of less hours being charged to cost of revenue for contracts in progress partially offset by a reduction in personnel.

General engineering support and expenses related to the development of more standardized products and value-added development of existing products are reflected as part of research and development expense. General engineering support and expenses are charged to costs of goods sold when work is performed directly on a customer order.

Selling

Selling expenses were $0.2 million or 11.9% of the revenue for the three months ended June 30, 2026 as compared to $0.3 million or 8.4% of revenue for the three months ended June 30, 2025, a decrease of $50,000 or 17.7%. The decrease was the result of a reduction in personnel.

General and Administrative

General and administrative expenses for the three months ended June 30, 2026 were $1.0 million or 49.7% of revenue compared to $0.9 million or 27.4% of revenue for the three months ended June 30, 2025, an increase of $40,000 or 4.3%. The increase in 2026 was due principally to higher professional fees.

Other Income (Expense), Net

Other income (expense) consists principally of interest income on U.S. treasury securities and increased as the result of investment of the proceeds from the divestiture of SDC.

Income Taxes

We continue to evaluate the potential utilization of our net deferred tax asset, which has been fully reserved for, on a quarterly basis, by reviewing our economic models, including projections of future operating results.

Discontinued Operations – SDC

Income from discontinued operations for the second quarter consists solely of the gain on the divestiture of the SDC of $13.9 million, net of income tax expense of $0.7 million. We incurred $0.4 million of transaction costs in the first quarter of 2026 resulting in a total net gain of $13.5 million on the divestiture of SDC.

Six Months Ended June 30, 2026 versus June 30, 2025

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024 and the period-over-period dollar and percentage changes for those line items (in thousands, except percentages).

	Six months ended June 30
	2026	2025	Change	Percent
Revenue	$3,798	$9,737	$(5,939)	(61.0)%
Cost of revenue	3,321	7,451	(4,130)	(55.4)%

Gross profit	477	2,286	1,809	(79.1)%
Gross margin	12.6%	23.5%

Operating expenses:
Research and development	1,413	1,373	40	2.9%
Selling	472	649	(177)	(27.3)%
General and administrative	1,992	1,954	38	1.9%
Gain on sale of equipment	(46)	-	(46)	*

Total operating expenses	3,831	3,976	(145)	(3.6)%

Operating loss from continuing operations	(3,354)	(1,690)	(1,664)	98.5%

Other income (expense):
Interest income	261	192	69	35.9%
Interest expense	(1)	(7)	6	(85.7)%
Rental income, net of expenses	(3)	-	(3)	*
Total other income, net	257	185	72	38.9%

Loss from continuing operations before income taxes	(3,097)	(1,505)	(1,592)	105.8%

Income tax expense	-	16	(16)	*

Net loss from continuing operations	(3,097)	(1,521)	(1,576)	103.6%

Income from discontinued operations, net of income taxes	13,999	820	13,179	*

Net income (loss)	$10,902	$(701)	$11,603	*

* Not meaningful

Revenue

Our revenue for the six months ended June 30, 2026 was $3.8 million compared to $9.7 million for the six months ended June 30, 2025, a decrease of $5.9 million or 61.0%. The decrease was partially offset by $0.3 million benefit from a contract modification during the six months ended June 30, 2026.

The decrease in revenue versus the prior year period was primarily attributable to lower system revenue due to lower bookings. Revenue from three customers represented 39.4%, 20.9% and 14.3% of our revenues, respectively.

Gross Profit

Gross profit for the six months ended June 30, 2026 was $0.5 million, with a gross margin of 12.6%, compared to a gross profit of $2.3 million and a gross margin of 23.5% for the six months ended June 30, 2025. The decrease in gross profit of $1.8 million was principally due to lower system revenues.

Research and Development

For the six months ended June 30, 2026, research and development expenses were $1.4 million, or 37.2% of revenue as compared to $1.4 million, or 14.1% of revenue for the six months ended June 30, 2025, an increase of $40,000 or 2.9%. The increase in 2026 was the result of less hours being charged to cost of revenue for contracts in progress being partially offset by a reduction in personnel.

General engineering support and expenses related to the development of more standardized products and value-added development of existing products are reflected as part of research and development expense. General engineering support and expenses are charged to costs of goods sold when work is performed directly on a customer order.

Selling

Selling expenses were $0.5 million or 12.4% of the revenue for the six months ended June 30, 2026 as compared to $0.6 million or 6.7% of revenue for the six months ended June 30, 2025, a decrease of $0.2 million or 27.3%. The decrease was the result of a reduction in personnel.

General and Administrative

General and administrative expenses for the six months ended June 30, 2026 were $2.0 million or 52.4% of revenue compared to $2.0 million or 20.1% of revenue for the six months ended June 30, 2025, an increase of $38,000 or 1.9%. The increase was principally due to higher professional fees.

Gain on Sales of Equipment

We recognized a gain of $46,000 on the sale of equipment that was no longer necessary for our business during the first quarter of 2026.

Other Income (Expense), Net

Other income (expense) consists principally of interest income on U.S. treasury securities and increased as the result of investment of the proceeds from the divestiture of SDC.

Income Taxes

We continue to evaluate the potential utilization of our deferred tax asset, which has been fully reserved for, on a quarterly basis, by reviewing our economic models, including projections of future operating results.

Discontinued Operations – SDC

Income from discontinued operations consists of $0.5 million from the operations of SDC during the first quarter of 2026 and the gain on the sale of the divestiture of SDC of $13.5 million. The gain is net of related income tax expense of $0.7 million.

Liquidity and Capital Resources

As of June 30, 2026, aggregate working capital was $25.8 million as compared to aggregate working capital of $14.1 million at December 31, 2025. Cash and cash equivalents at June 30, 2026 and December 31, 2025 were $23.5 million and $8.7 million, respectively.

Net cash used in operating activities for the six months ended June 30, 2026 was $1.3 million. This use of net cash was principally due to the net loss from continuing operations of $3.1 million, a $0.9 million increase in accounts receivable and a $0.3 million reduction in accounts payable. These decreases were partially offset by non-cash expense items of $0.7 million, decrease in contract assets of $1.7 million, and a decrease in inventory of $0.4 million.

Net cash provided by investing activities for the six months ended June 30, 2026 principally consisted of net proceeds from the divestiture of SDC of $15.6 million and proceeds from the sale of assets held for sale and equipment of $0.6 million. The Company expects to pay approximately $0.7 million in estimated income taxes related to the gain on the sale of SDC in the third quarter of 2026.

Net cash used in financing activities for the six months ended June 30, 2026 consisted of the full repayment of an equipment loan in the amount of $181,000. As of June 30, 2026, we have no outstanding debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, (the “Exchange Act”)). As required by Rule 13a-15(b) under the Exchange Act, our management, under the direction of our Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Report”).

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

CVD EQUIPMENT CORPORATION

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.	Exhibits

31.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated August 12, 2026

31.2*	Certification of Richard Catalano, Chief Financial Officer, dated August 12, 2026

32.1*	Certification of Emmanuel Lakios, Chief Executive Officer, dated August 12, 2026, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Richard Catalano, Chief Financial Officer, dated August 12, 2026, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1**	Inline XBRL Instance.

101.SCH**	Inline XBRL Taxonomy Extension Schema.

101.CAL**	Inline XBRL Taxonomy Extension Calculation.

101.DEF**	Inline XBRL Taxonomy Extension Definition.

101.LAB**	Inline XBRL Taxonomy Extension Labels.

101.PRE**	Inline XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of August 2026.

CVD EQUIPMENT CORPORATION

By:	/s/ Emmanuel Lakios
Emmanuel Lakios
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Catalano
Richard Catalano
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

