Form 10-Q
period 2026-09-30
CVD EQUIPMENT CORP
filed 2026-11-05
CIK 766792

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to _____

Commission file number: 001-16525

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,952,453 shares of Common Stock, $0.01 par value at November 5, 2026.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

PART 1 – FINANCIAL INFORMATION

Item 1 – Financial Statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$23,451	$8,734
Accounts receivable, net of allowance for credit losses	304	1,293
Contract assets	1,681	2,853
Inventories	104	285
Amount held in escrow	900	-
Current assets of discontinued operations	-	2,852
Assets held for sale	-	510
Other current assets	125	357
Total current assets	26,565	16,884

Property, plant and equipment, net	10,005	10,529
Noncurrent assets of discontinued operations	-	46
Other assets	99	50
Total assets	$36,669	$27,509

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$214	$250
Accrued expenses	1,437	849
Contract liabilities	356	560
Current maturities of long-term debt	-	181
Current liabilities of discontinued operations	-	944
Total current liabilities	2,007	2,784

Security deposit and other noncurrent liabilities	43	-
Total liabilities	2,050	2,784
Contingencies – Note 12

Stockholders’ equity:
Common stock - $0.01 par value – authorized 20,000,000 shares; issued and outstanding 6,952,453 at September 30, 2026 and 6,937,338 at December 31, 2025	70	69
Additional paid-in capital	31,181	30,699
Retained earnings (accumulated deficit)	3,368	(6,043)
Total stockholders’ equity	34,619	24,725

Total liabilities and stockholders’ equity	$36,669	$27,509

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share and share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

Revenue	$1,583	$5,681	$5,381	$15,418
Cost of revenue	1,437	3,863	4,760	11,314

Gross profit	146	1,818	621	4,104

Operating expenses
Research and development	570	558	1,982	1,931
Selling	190	270	662	919
General and administrative	983	948	2,984	2,903
Restructuring charges	762	-	762	-
Gain on sale of equipment	-	-	(46)	-

Total operating expenses	2,505	1,776	6,344	5,753

Operating income (loss) from continuing operations	(2,359)	42	(5,723)	(1,649)

Other income (expense):
Interest income	229	79	490	272
Interest expense	-	(3)	(2)	(10)
Rental income, net of expenses	24	-	32	-
Total other income, net	253	76	520	262

Income (loss) from continuing operations before income taxes	(2,106)	118	(5,203)	(1,387)
Income tax expense	-	-	-	16

Net income (loss) from continuing operations	(2,106)	118	(5,203)	(1,403)
Income from discontinued operations, net of income taxes (Note 2)	615	266	14,614	1,086
Net income (loss)	$(1,491)	$384	$9,411	$(317)

Net income (loss) per share of common stock – basic and diluted
Income (loss) from continuing operations	$(0.30)	$0.02	$(0.75)	$(0.20)
Income from discontinued operations	$0.09	$0.04	$2.11	$0.16
Net income (loss)	$(0.21)	$0.06	$1.36	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share amounts)

(Unaudited)

Three months ended September 30, 2026 and 2025

			Additional	Retained Earnings
	Common stock		paid-in	(Accumulated
	Shares	Par Value	Capital	Deficit)	Total

Balance at July 1, 2026	6,946,703	$69	$31,121	$4,859	$36,049
Net loss	-	-	-	(1,491)	(1,491)
Exercise of stock options	4,500	-	18	-	18
Stock-based compensation	1,250	1	42	-	43
Balance at September 30, 2026	6,952,453	$70	$31,181	$3,368	$34,619

Balance at July 1, 2025	6,881,838	$69	$30,271	$(5,159)	$25,181
Net income	-	-	-	384	384
Stock-based compensation	55,500	-	210	-	210
Balance at September 30, 2025	6,937,338	$69	$30,481	$(4,775)	$25,775

Nine months ended September 30, 2026 and 2025

			Additional	Retained Earnings
	Common stock		paid-in	(Accumulated
	Shares	Par Value	Capital	Deficit)	Total

Balance at January 1, 2026	6,937,338	$69	$30,699	$(6,043)	$24,725
Net income	-	-	-	9,411	9,411
Exercise of stock options	13,865	-	18	-	18
Stock-based compensation	1,250	1	464	-	465
Balance at September 30, 2026	6,952,453	$70	$31,181	$3,368	$34,619

Balance at January 1, 2025	6,881,838	$69	$29,757	$(4,458)	$25,368
Net loss	-	-	-	(317)	(317)
Stock-based compensation	55,500	-	724	-	724
Balance at September 30, 2025	6,937,338	$69	$30,481	$(4,775)	$25,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine months ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$9,411	$(317)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	465	724
Depreciation and amortization	390	517
Gain on divestiture of SDC, net of income taxes	(14,115)	-
Gain on sale of equipment	(46)	-
Impairment of property and equipment	250	-
Provision for (recovery of) bad debts	14	(25)
Changes in assets and liabilities, net of effects of sale of SDC:
Accounts receivable	581	(500)
Contract assets	1,368	(2,726)
Inventories	519	103
Other assets	209	402
Accounts payable	(238)	431
Accrued expenses and other liabilities	197	(273)
Contract liabilities	(239)	(2,411)
Net cash used in operating activities	(1,234)	(4,075)

Cash flows from investing activities:
Proceeds from divestiture of SDC, net of income taxes	15,620	-
Proceeds from sale of assets held for sale and other equipment	556	-
Purchases of property and equipment	(13)	(49)
Investment in captive insurance company	(49)	(51)
Net cash provided by (used in) investing activities	16,114	(100)

Cash flows from financing activities
Payments of long-term debt	(181)	(65)
Proceeds from exercise of stock options	18	-
Net cash used in financing activities	(163)	(65)

Net increase (decrease) in cash and cash equivalents	14,717	(4,240)

Cash and cash equivalents at beginning of period	8,734	12,598

Cash and cash equivalents at end of period	$23,451	$8,358

Supplemental disclosure of cash flow information:
Income taxes paid	$78	$26
Interest paid	$3	$10
Non-cash investing activity – property acquired under lease agreement	$102	$-
Non-cash investing activity – amount held in escrow	$900	$-

The accompanying notes are an integral part of these condensed consolidated financial statements

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements for CVD Equipment Corporation and Subsidiaries (collectively “the Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. They do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the interim financials not misleading have been included and all such adjustments are of a normal recurring nature. The operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that can be expected for the year ending December 31, 2026.

The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements at such date, as filed on Form 10-K with the SEC on March 30, 2026, but does not contain all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with that report.

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

Liquidity

At September 30, 2026, the Company had $23.5 million in cash and cash equivalents. The Company anticipates that the existing cash and cash equivalents balance together with collections of existing accounts receivable and contract assets, and revenue from its existing backlog of systems as of this filing date, will be adequate to meet its working capital and capital equipment requirements, and its anticipated cash needs over the next 12 months from the date of issuance of these condensed consolidated financial statements.

Restructuring and Leadership Transition

In September 2026, following an evaluation of strategic alternatives for the Company’s CVD equipment business, the Board of Directors approved a restructuring plan designed to reduce operating costs, preserve liquidity and align the Company’s cost structure with current market conditions.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1: BASIS OF PRESENTATION (continued)

As part of the restructuring plan, the Company discontinued the pursuit of new system orders for its CVD equipment business and reduced its workforce. The remaining workforce is focused primarily on completing the Company’s existing equipment backlog, satisfying warranty obligations, and supporting the Company’s ongoing spare parts, quartz and services business.

During the three months ended September 30, 2026, the Company recorded restructuring charges of approximately $0.8 million, consisting of approximately $0.4 million of severance costs, $0.1 million of legal and board fees and $0.2 million of impairment charges associated with certain fixed assets. Employee severance costs were reduced by $0.1 million of stock-based compensation reversals associated with forfeited stock options. The impairment charges resulted from the Company’s decision to discontinue the pursuit of new equipment system orders and the resulting reduction in the expected future use of certain assets associated with the equipment business.

Activity related to the employee severance costs and other costs for the three months ended September 30, 2026 were as follows (in thousands):

Balance at July 1, 2026	$-
Restructuring charges – severance costs	518
Restructuring charges – legal and board fees	127
Cash payments	(116)
Balance at September 30, 2026	$529

The remaining liability of approximately $0.5 million at September 30, 2026 is included in accrued expenses in the Company’s condensed consolidated balance sheet and is expected to be substantially paid by June 30, 2027. The Company expects to substantially complete the workforce reduction and related restructuring activities during the fourth quarter of 2026. The Company may incur additional costs as it completes the restructuring and continues to evaluate opportunities to further reduce operating costs and monetize assets including its real estate properties.

In connection with the restructuring, on September 3, 2026, the Board of Directors and Mr. Emmanuel Lakios mutually agreed that Mr. Lakios would conclude his employment as President and Chief Executive Officer of the Company and would no longer serve as a member of the Company’s Board of Directors. The Board appointed Warren Cheesman, formerly the Company’s Vice President of Manufacturing Operations, as Acting Chief Executive Officer effective September 3, 2026.

The Board continues to evaluate strategic alternatives intended to enhance shareholder value, including potential opportunities to monetize the Company’s real estate assets and pursue business opportunities consistent with the Company’s available financial resources and strategic objectives.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2: DISCONTINUED OPERATIONS (continued)

The aggregate consideration paid to the Company in connection with the transaction was $17.4 million. At closing, $0.9 million of the purchase price was placed in escrow to secure post-closing adjustments and indemnification obligations in accordance with the Asset Purchase Agreement. The Asset Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions. The net cash proceeds from the divestiture of SDC received by the Company in April 2026, after payment of transaction costs, employee related liabilities and income taxes, were $15.6 million. For the three months ended September 30, 2026, the Company recorded an adjustment of $0.6 million to reduce the estimate of income taxes payable on the gain on the divestiture of SDC. The net gain on the divestiture of SDC, net of related income tax expense, was $14.1 million.

The Company retained ownership of its Saugerties, New York facility, which is leased to the purchaser of SDC for an initial two-year term beginning April 1, 2026, at annual rent of $0.2 million, subject to customary adjustments.

The transaction represents a single disposal plan that constitutes a strategic shift that has had a material effect on our operations and financial results. Accordingly, the financial results of SDC are reflected in the condensed consolidated financial statements as discontinued operations for all periods presented.

The following table represents the gain on the divestiture of SDC, net of income taxes, for the nine months ended September 30, 2026 (in thousands):

Sales proceeds received	$16,499
Amount held in escrow	900
Total sales price	17,399
Less:
Net assets transferred to buyer	(2,405)
Transaction expenses	(782)
Income tax expense	(97)
Gain on divestiture of SDC, net of income taxes	$14,115

The following table represents the amounts of assets and liabilities of the discontinued operations of SDC as of December 31, 2025 (in thousands):

December 31, 2025
Assets:
Accounts receivable, net of allowance for credit losses	$1,021
Contract assets	538
Inventories	1,284
Other current assets	9
Equipment, net	44
Other noncurrent assets	2
Total assets	$2,898

Liabilities:
Accounts payable	$392
Accrued expenses	339
Contract liabilities	213
Total liabilities	$944

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2: DISCONTINUED OPERATIONS (continued)

The following table represents statements of operations information for the discontinued operations of SDC (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Revenue	$-	$1,728	$2,364	$5,418
Cost of revenue	-	1,124	1,524	3,332
Gross profit	-	604	840	2,086
Operating expenses:
Research and development	-	36	53	130
Selling	-	58	62	178
General and administrative	-	244	226	692
Total operating expenses	-	338	341	1,000

Income from discontinued operations	-	266	499	1,086

Gain on divestiture of SDC, net of income taxes	615	-	14,115	-

Income from discontinued operations, net of income taxes	$615	$266	$14,614	$1,086

The significant components included in the accompanying condensed consolidated statements of cash flow for the discontinued operations of SDC are as follows (in thousands):

	Nine months ended September 30,
	2026	2025

Net cash provided by operating activities	$60	$1,593
Net cash provided by (used in) investing activities	15,618	(5)
Net cash provided by financing activities	-	-

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

Over time

The Company has designed, manufactured and sold custom chemical vapor deposition equipment through contractual agreements. These system sales require the Company to deliver functioning equipment that is generally completed within two to eighteen months from commencement of order acceptance. For systems sales that meet the criteria to recognize revenue over time, the Company recognizes revenue over time by using an input method based on costs incurred as it depicts the Company’s progress toward satisfaction of the performance obligation. For system sales that do not meet the criteria to recognize revenue over time based on the contract provisions, the Company recognizes revenue based on point in time.

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

In making such estimates, significant judgment is required to evaluate assumptions related to the costs to complete the projects, including materials, labor and other system costs. If the estimated total costs on any contract are greater than the net contract revenues, the Company recognizes the entire estimated loss in the period the loss becomes known and can be reasonably estimated. There were no impairment losses recognized on contract assets during the three and nine months ended September 30, 2026 and 2025.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

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

For any system equipment sales where the equipment would have an alternative use or where the contract provisions of the contract preclude the use of over time revenue recognition, revenue is recognized at the point in time when control of the equipment is transferred to the customer. For the three and nine months ended September 30, 2026 and 2025, all system equipment sales were recorded over time by using an input method except one contract that was entered into during 2024 and was not recognized as revenue using over time revenue recognition until July 2025 when a contract modification was entered into with the customer to change certain contract provisions. Revenue and gross profit recognized for this modified contract was $1.0 million and $0.6 million, respectively for the three and nine months ended September 30, 2025.

Inventories

Inventories (raw materials, work-in-process and finished goods) are valued at the lower of cost (determined on the first-in, first-out method) or net realizable value. Work-in-process and finished goods inventory reflect all accumulated production costs, which are comprised of direct production costs and overhead, and are reduced by amounts recorded in cost of sales as the related revenue is recognized. Indirect costs relating to long-term contracts, which include expenses such as general and administrative, are charged to expense as incurred and are not included in our cost of sales or work-in-process and finished goods inventory.

Obsolete inventory or inventory in excess of management’s estimated usage requirement is written down to its estimated net realizable value if less than cost. The Company evaluates usage requirements by analyzing historical usage, anticipated demand, alternative uses of materials and other qualitative factors. Unanticipated changes in demand for the Company’s products may require a write-down of inventory, which would be reflected in cost of sales in the period the revision is made.

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

(Unaudited)

NOTE 3: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 4: CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

The Company had cash and cash equivalents of $23.5 million and $8.7 million at September 30, 2026 and December 31, 2025, respectively. The Company invests excess cash in U.S. treasury securities, or deposit accounts, all with maturities of less than three months. Cash equivalents consisting of U.S. treasury securities were $23.2 million and $8.2 million at September 30, 2026 and December 31, 2025, respectively.

The Company’s cash balances are held in United States financial institutions, which from time to time may exceed the Federal Deposit Insurance Corporation limit. There were no amounts at risk at September 30, 2026 and December 31, 2025.

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

Accounts receivable is presented net of an allowance for credit losses of $15,000 and $30,000 as of September 30, 2026 and December 31, 2025, respectively. The allowance is based on prior experience and management’s evaluation of future economic conditions. Measurement of credit losses requires consideration of historical loss experience, including the need to adjust for changing business conditions, and judgments about the probable effects of relevant observable data, including present economic conditions such as delinquency rates and the financial health of specific customers. Future changes to the estimated allowance for credit losses could be material to our results of operations and financial condition.

At September 30, 2026, the accounts receivable balance included amounts from one customer that represented 27.6%, of total accounts receivable. As of December 31, 2025, the accounts receivable balance includes amounts from two customers that represented 57.0% and 28.2% of total accounts receivable.

Sales concentration

Revenue from a single customer in any one period can exceed 10% of our total revenues. During the three months ended September 30, 2026, four customers exceeded 10% of revenues, representing 23.8%, 17.9%, 12.8% and 12.0% of revenues, and during the nine months ended September 30, 2026, three customers represented 34.8%, 15.3% and 15.0% of revenues.

During the three months ended September 30, 2025, three customers represented 29.7%, 24.9%, and 17.4% of revenues, and during the nine months ended September 30, 2025, two customers represented 40.8% and 22.6% of revenues.

NOTE 5: REVENUE RECOGNITION

The following table represents a disaggregation of revenue for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three months ended September 30, 2026
	Over time	Point in time	Total
Energy	$141	$5	$146
Aerospace	359	543	902
Industrial	13	301	314
Research	84	137	221
Total	$597	$986	$1,583

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5: REVENUE RECOGNITION (continued)

	Three months ended September 30, 2025
	Over time	Point in time	Total
Energy	$72	$-	$72
Aerospace	1,452	368	1,820
Industrial	1,685	18	1,703
Research	1,883	203	2,086
Total	$5,092	$589	$5,681

	Nine months ended September 30, 2026
	Over time	Point in time	Total
Energy	$141	$5	$146
Aerospace	1,108	2,047	3,155
Industrial	810	600	1,410
Research	432	238	670
Total	$2,491	$2,890	$5,381

	Nine months ended September 30, 2025
	Over time	Point in time	Total
Energy	$68	$19	$87
Aerospace	4,545	1,711	6,256
Industrial	6,301	345	6,646
Research	2,083	346	2,429
Total	$12,997	$2,421	$15,418

The energy market includes customers involved in the manufacture of silicon carbide wafers and batteries. The aerospace market includes customers that manufacture aircraft engines. The industrial end market consists of various end customers in diverse industries. The research market principally represents customers such as universities and other research institutions.

The Company has unrecognized contract revenue of approximately $2.2 million at September 30, 2026 of contracts in progress that it expects to substantially recognize as revenue within the next twelve months based on over time revenue recognition.

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5: REVENUE RECOGNITION (continued)

Contract assets and liabilities

Contract assets and contract liabilities on input method type contracts in progress are summarized as follows as of September 30, 2026 (in thousands):

Costs incurred on contracts in progress	$20,395
Estimated earnings	9,008
29,403
Billings to date	(27,943)
1,460
Deferred revenue related to non-system contracts	(135)
$1,325
Included in accompanying condensed consolidated balance sheet as of September 30, 2026 under the following captions (in thousands):
Contract assets	$1,681
Contract liabilities	$356

Of the contract liability balances at December 31, 2025 and 2024, $0.4 million and $2.4 million was recognized as revenue during the nine months ended September 30, 2026 and 2025, respectively. Accounts receivable, contract assets and contract liabilities at December 31, 2024 were $1.1 million, $2.1 million and $3.0 million, respectively.

NOTE 6: INVENTORIES

Inventories consist of:

	September 30, 2026	December 31, 2025

Raw materials	$56	$137
Work-in-process	48	148
Total	$104	$285

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

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8: EARNINGS PER SHARE

The calculation of basic and diluted weighted average common shares outstanding for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Basic weighted average common shares outstanding	6,950,361	6,881,989	6,926,225	6,867,971
Dilutive effect of unvested restricted stock	-	1,545	-	-
Diluted weighted average shares outstanding	6,950,361	6,883,534	6,926,225	6,867,971

For the three and nine months ended September 30, 2026 and 2025, all stock options were excluded in the computation of diluted earnings per share because their effect was antidilutive.

NOTE 9: STOCK-BASED COMPENSATION EXPENSE

The Company recorded stock-based compensation for the three and nine months ended September 30, 2026 and 2025, respectively, that were included in the following line items in our condensed consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Cost of revenue	$22	$23	$68	$76
Research and development	36	36	107	128
Selling	12	18	39	65
General and administrative	124	121	390	415
Restructuring charges	(101)	-	(101)	-

Total	$93	$198	$503	$684

Stock-based compensation expense related to discontinued operations was $0 and $12,000 for the three months ended September 30, 2026 and 2025, respectively, and $12,000 and $40,000 for the nine months ended September 30, 2026 and 2025, respectively. The adjustment for forfeitures of unvested stock options of terminated employees was reflected as an offset to restructuring charges.

Stock-based compensation expense related to restricted stock awards under the Company’s Director Compensation Plan was $50,000 for each of the three months ended September 30, 2026 and 2025, and $150,000 for each of the nine months ended September 30, 2026 and 2025. Under the plan, each of the Company’s five independent directors is entitled to an annual equity retainer of $40,000, which is automatically granted on the date of the Company’s annual meeting of shareholders. As of September 30, 2026, $50,000 of stock-based compensation expense attributable to the 2026 annual equity awards was reflected as accrued expenses, as the related restricted stock awards were granted on November 5, 2026, the date of the Company’s 2026 Annual Meeting of Shareholders.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9: STOCK-BASED COMPENSATION EXPENSE (continued)

In order to compensate the Chairman of the Board for his significant additional contributions connected to the 2026 restructuring activities, the Board approved additional compensation for the Chairman consisting of a stock award valued at $40,000 and a cash payment of $40,000. The aggregate $80,000 expense is included in restructuring charges in the statements of operations for the three and nine months ended September 30, 2026. The stock award and cash payment were made on November 5, 2026, the date of the Company’s 2026 Annual Meeting of Shareholders.

The following table summarizes stock options activity through September 30, 2026:

		Weighted
	Stock Option	Average
	Awards	Exercise
	(in shares)	Price

Outstanding at January 1, 2026	803,875	$8.17
Exercised	(36,375)	4.36
Forfeited	(53,750)	11.30
Outstanding at September 30, 2026	713,750	8.14

The following table summarizes information about the outstanding and exercisable options at September 30, 2026 by ranges of exercise prices:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average			Average
Exercise	Number	Remaining	Exercise	Intrinsic	Number	Exercise	Intrinsic
Price Range	Outstanding	Contractual	Price	Value	Exercisable	Price	Value
$4.00-7.00	388,500	5.3	$4.55	$24,255	388,500	$4.55	$24,255
$7.01-10.00	20,000	1.6	$8.07	$-	20,000	$8.07	$-
$10.01-13.00	120,000	0.5	$10.52	$-	120,000	$10.52	$-
$13.01-16.00	185,250	6.5	$14.11	$-	154,125	$14.11	$-

As of September 30, 2026, there was $0.1 million of unrecognized compensation costs related to stock options expected to be recognized over a weighted average period of 0.5 years.

NOTE 10: INCOME TAXES

For the nine months ended September 30, 2026, the Company recorded income tax expense of $0.1 million that was related to the gain on the divestiture of SDC. For the three months ended September 30, 2026, the Company recorded an adjustment of $0.6 million to reduce the estimate of income taxes payable on the gain on the divestiture of SDC. As of September 30, 2026 and December 31, 2025, the Company has provided a full valuation allowance against its net deferred tax assets. This was based on management’s assessment, including the last four years of operating losses, that it is more likely than not that the net deferred tax assets may not be realized in the future. Management continues to evaluate for potential utilization of the Company’s net deferred tax assets, which have been fully reserved for, on a quarterly basis, reviewing our economic models, including projections of future operating results.

CVD EQUIPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11: SEGMENT REPORTING

With the divestiture of the Company’s SDC business in 2026 and the cessation of its MesoScribe business in 2024, the Company has one reportable segment consisting of its CVD Equipment division that manufactured chemical vapor deposition, physical vapor transport, thermal process and related equipment.

The chief operating decision maker (“CODM”) of the Company is the Company’s Acting Chief Executive Officer. The CODM assesses performance and decides how to allocate resources, including employees, financial or capital resources, based on segment net income (loss). The measure of segment assets is reported as total assets in the Company’s condensed consolidated balance sheets. As the Company has one reportable segment, there are no intersegment revenues or transfers.

The following table presents revenue by geographic area (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

United States	$1,551	$5,550	$5,102	$14,728
North America, excluding US	1	-	3	3
Europe, Middle East and Africa	31	18	243	437
Asia-Pacific	-	113	33	250

Consolidated total revenue	$1,583	$5,681	$5,381	$15,418

For geographical reporting, revenues are attributed to the location in which the customer facility is located. All the Company’s long-lived assets are located in the United States.

NOTE 12: RISKS, UNCERTAINTIES AND CONTINGENCIES

The Company operates in a challenging and uncertain business and economic environment. As discussed in Note 1, in September 2026, the Company implemented a restructuring plan that included discontinuing the pursuit of new system orders for its CVD equipment business and reducing its workforce. The Company’s remaining operations are focused primarily on completing its existing equipment backlog, satisfying warranty obligations, and supporting its ongoing spare parts, quartz and services business. The Company is also evaluating strategic alternatives to enhance shareholder value as well as opportunities to further reduce costs and monetize assets.

The restructuring and transition of the Company’s business involves risks and uncertainties, including the Company’s ability to complete its remaining equipment backlog in an efficient and timely manner, retain sufficient personnel, satisfy customer and warranty obligations, manage its reduced cost structure and realize anticipated cost savings. The Company may also incur additional restructuring, impairment or other costs.

The Company also remains subject to economic and geopolitical risks, including changes in trade policy, export controls and tariffs, supply chain disruptions, inflation, interest rates and geopolitical instability. These conditions could adversely affect the availability and cost of materials and components, customer activity and the Company’s results of operations.

There can be no assurance that the restructuring or other actions undertaken by the Company will achieve their intended benefits. The Company is unable to predict the ultimate impact of these risks and uncertainties on its future results of operations, financial position or cash flows.

NOTE 13: SUBSEQUENT EVENTS

In October 2026, the Company engaged CBRE, Inc. to market for sale the Company’s owned real estate properties located in Central Islip and Saugerties, New York. On November 5, 2026, the date of the Company’s 2026 Annual Meeting of Shareholders, the Company granted restricted stock awards to its independent directors under its Director Compensation Plan and made a stock award and cash payment to the Chairman of the Board as described in Note 9.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for historical information contained herein, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned not to place undue reliance on forward-looking statements, as there can be no assurance that the plans, intentions or expectations upon which they are based will occur. These statements involve known and unknown risks and uncertainties that may cause our actual results or outcomes to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are based on various factors and are derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Important assumptions and other factors that could cause actual results to differ materially from those in the forward-looking statements, include, but are not limited to:

●	our ability to successfully execute our restructuring plan and realize the anticipated benefits and cost savings;

●	our ability to complete our remaining equipment backlog, obtain customer acceptance, satisfy warranty and other customer obligations, and collect amounts due from customers;

●	our ability to attract and retain key personnel and maintain sufficient resources to support our remaining operations;

●	our ability to successfully operate and grow our ongoing spare parts, quartz and services businesses;

●	uncertainty regarding our ability to monetize our real estate and other assets on acceptable terms and successfully pursue other strategic opportunities;

●	the possibility that we may incur additional restructuring, impairment or other charges;

●	our ability to obtain financing on acceptable terms if and when needed;

●	changes in international trade policies, including tariffs and export controls, and their potential impact on our business, customers and supply chain;

●	our ability to obtain raw materials, components and other supplies in sufficient quantities and on commercially reasonable terms; and

●	general economic, market and geopolitical conditions that could adversely affect our business, financial condition and results of operations.

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

In November 2025, our Board of Directors approved a comprehensive strategy to transform our Company in response to the continued fluctuations in our order rates and the recent and continued decline in the bookings of our CVD Equipment division. As part of this strategy, we initially transitioned our operating model for our CVD Equipment business from vertically integrated fabrication to outsourced fabrication of certain components to reduce our fixed operating costs.

In September 2026, following an evaluation of strategic alternatives for the Company’s CVD equipment business, the Board of Directors approved a restructuring plan designed to reduce operating costs, preserve liquidity and align our cost structure with current market conditions.

As part of the restructuring plan, we discontinued the pursuit of new system orders for our CVD equipment business and reduced our workforce. The remaining workforce is focused primarily on completing our existing equipment backlog, satisfying warranty obligations, and supporting our ongoing spare parts, quartz and services business.

During the three months ended September 30, 2026, we recorded restructuring charges of approximately $0.8 million, consisting of approximately $0.4 million of severance costs, $0.1 million of legal and board fees and $0.2 million of impairment charges associated with certain fixed assets. The impairment charges resulted from our decision to discontinue the pursuit of new equipment system orders and the resulting reduction in the expected future use of certain assets associated with the equipment business.

We expect to substantially complete the workforce reduction and related restructuring activities during the fourth quarter of 2026. We may incur additional costs as we complete the restructuring and continue to evaluate opportunities to further reduce operating costs and monetize assets.

In connection with the restructuring, on September 3, 2026, our Board of Directors and Mr. Emmanuel Lakios mutually agreed that Mr. Lakios would conclude his employment as President and Chief Executive Officer and would no longer serve as a member of our Board of Directors. The Board appointed Warren Cheesman, formerly our Vice President of Manufacturing Operations, as Acting Chief Executive Officer effective September 3, 2026.

The Board continues to evaluate strategic alternatives intended to enhance shareholder value, including potential opportunities to monetize our real estate assets and pursue business opportunities consistent with our available financial resources and strategic objectives.

In October 2026, we engaged CBRE, Inc., a commercial real estate services firm, to market for sale our owned real estate properties located in Central Islip and Saugerties, New York.

There can be no assurance that the marketing process will result in the sale of either property on terms acceptable to us or at all, and we can make no assurances regarding the timing, terms, net proceeds or completion of any potential transaction.

On March 23, 2026, we entered into an asset purchase agreement with a third party to sell our SDC business division (“SDC”). The purchase price was approximately $17.4 million in cash, subject to customary purchase price adjustments. The transaction was completed on April 1, 2026.

The net cash proceeds from the sale of SDC we received in April 2026, after payment of transaction costs, employee related liabilities and income taxes, were $15.6 million. We expect to use the proceeds from the transaction to enhance our financial flexibility as we continue to evaluate strategic opportunities, and our facilities, and possible acquisition of other product lines or businesses.

We retained ownership of our Saugerties, New York facility following the sale of SDC, which is leased to the acquiring company for an initial term of two years at fair market value commencing April 1, 2026.

With the sale of our SDC business and the cessation of our MesoScribe business in 2024, we have one reportable segment consisting of our CVD Equipment division that manufactured chemical vapor deposition, physical vapor transport and thermal process equipment used to develop and produce materials and coatings for the aerospace, compound semiconductor, semiconductor, battery energy storage markets as well as advanced industrial applications, and research.

During the quarter ended September 30, 2026:

●	Revenue was $1.6 million, a decrease of $4.1 million or 72.1% from $5.7 million in the third quarter of 2025, primarily reflecting lower systems revenue resulting from reduced system bookings.

●	Gross profit was $146,000, a decrease by $1.7 million or 92.0%, from $1.8 million in the third quarter of 2025, primarily reflecting the lower level of system revenue and the resulting impact of fixed manufacturing costs on a reduced revenue base, partially offset by an increase in non-system revenues.

●	Total bookings for the third quarter of 2026 were approximately $0.7 million, compared to $1.0 million in the third quarter of 2025, primarily reflecting lower system orders.

●	Total bookings for the nine months ended September 30, 2026 were approximately $3.7 million as compared to bookings of $3.3 million for the nine months ended September 30, 2025.

●	Backlog was $3.0 million at September 30, 2026, as compared to $3.9 million as of June 30, 2026 and $4.7 million at December 31, 2025, reflecting overall lower system orders.

●	Cash and cash equivalents at September 30, 2026 were $23.5 million, compared to $8.7 million at December 31, 2025, primarily reflecting proceeds from the April 2026 divestiture of SDC.

During the quarter ended September 30, 2026, a customer that placed a $0.8 million system order in June 2026 filed a prepackaged Chapter 11 bankruptcy proceeding. The customer’s public disclosures indicate that general unsecured trade creditors are expected to be unimpaired under the proposed plan of reorganization; however, there can be no assurance that the customer will proceed with the purchase as originally contemplated or that the bankruptcy process will not adversely affect the order. We will be monitoring the proceedings and evaluating the potential impact, if any, on our backlog, financial position, results of operations, and cash flows.

Results of Operations

Three Months Ended September 30, 2026 and 2025

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations for the three months ended September 30, 2026 and 2025 and the period-over-period dollar and percentage changes for those line items (in thousands, except percentages).

	Three months ended September 30
	2026	2025	Change	Percent
Revenue	$1,583	$5,681	$(4,098)	(72.1)%
Cost of revenue	1,437	3,863	(2,426)	(62.8)%

Gross profit	146	1,818	(1,672)	(92.0)%
Gross margin	9.2%	32.0%

Operating expenses:
Research and development	570	558	12	2.2%
Selling	190	270	(80)	(29.6)%
General and administrative	983	948	35	3.7%
Restructuring charges	762	-	762	100.0%

Total operating expenses	2,505	1,776	729	41.0%

Operating loss from continuing operations	(2,359)	42	(2,401)	*

Other income (expense):
Interest income	229	79	150	189.9%
Interest expense	-	(3)	3	*
Rental income, net of expenses	24	-	24	*
Total other income, net	253	76	177	232.9%

Loss from continuing operations before income taxes	(2,106)	118	(2,224)	*
Income tax expense	-	-	-	*

Net loss from continuing operations	(2,106)	118	(2,224)	*

Income from discontinued operations, net of income taxes	615	266	349	*

Net income (loss)	$(1,491)	$384	$(1,875)	*

* Not meaningful

Revenue

Our revenue for the three months ended September 30, 2026 was $1.6 million compared to $5.7 million for the three months ended September 30, 2025, a decrease of $4.1 million or 72.1%.

The decrease in revenue versus the prior year period was primarily attributable to lower system revenue due to lower bookings being partially offset by an increase in non-system revenues. Revenue for the three months ended September 30, 2025 included $1.0 million recognized under a contract that was modified during the quarter to permit revenue recognition over time. Revenue from four customers represented 23.8%, 17.9%, 12.8% and 12.0% of our revenues.

Our order backlog at September 30, 2026 was approximately $3.0 million as compared to $3.9 million at June 30, 2026 and $4.7 million at December 31, 2025. Our order backlog at September 30, 2026 consists of approximately $2.2 million related to remaining performance obligations of contracts in progress and the balance of approximately $0.8 million represents other orders received from customers. As of September 30, 2026, one aerospace customer represented 36.3% of our backlog.

Historically, our revenues and orders have fluctuated based on changes in order rate as well as other factors in our manufacturing process that impacts the timing of revenue recognition. Accordingly, orders received from customers and revenue recognized may fluctuate from quarter to quarter.

Gross Profit

Gross profit for the three months ended September 30, 2026 was $0.1 million, with a gross margin of 9.2%, compared to a gross profit of $1.8 million and a gross margin of 32.0% for the three months ended September 30, 2025. The decrease in gross profit of $1.7 million was principally due to lower system revenues and the resulting impact of fixed manufacturing costs on a reduced revenue base, partially offset by an increase in non-system revenues. The gross profit for the three months ended September 30, 2025 includes $0.6 million related to the revenue recognized as the result of a contract modification.

Research and Development

For the three months ended September 30, 2026, research and development expenses were $0.6 million, or 36.0% of revenue as compared to $0.6 million, or 9.8% of revenue for the three months ended September 30, 2025, an increase of $12,000 or 2.2%. The increase in 2026 resulted from fewer engineering hours being charged to cost of revenue for contracts in progress, partially offset by personnel reductions.

General engineering support and expenses related to the development of more standardized products and value-added development of existing products are reflected as part of research and development expense. General engineering support and expenses are charged to costs of goods sold when work is performed directly on a customer order.

Selling

Selling expenses were $0.2 million or 12.0% of the revenue for the three months ended September 30, 2026 as compared to $0.3 million or 4.8% of revenue for the three months ended September 30, 2025, a decrease of $80,000 or 29.6%. The decrease was the result of a reduction in personnel.

General and Administrative

General and administrative expenses for the three months ended September 30, 2026 were $1.0 million or 62.1% of revenue compared to $0.9 million or 16.4% of revenue for the three months ended September 30, 2025, an increase of $35,000 or 3.7%. The increase in 2026 was due principally to higher professional fees partially offset by a reduction in personnel.

Restructuring Charges

During the three months ended September 30, 2026, we recorded restructuring charges of approximately $0.8 million, consisting of approximately $0.4 million of severance costs, $0.1 million of legal and board fees and $0.2 million of impairment charges associated with certain fixed assets. Severance costs are net of a reduction of $0.1 million of stock-based compensation related to the forfeiture of unvested stock options. The impairment charges resulted from our decision to discontinue the pursuit of new equipment system orders and the resulting reduction in the expected future use of certain assets associated with the equipment business.

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

Discontinued Operations – SDC

Income from discontinued operations of $0.6 million for the third quarter consists principally of a change in the amount of estimated income tax payable related to the divestiture of SDC.

Nine Months Ended September 30, 2026 versus September 30, 2025

The following table presents revenue and expense line items reported in our condensed consolidated statements of operations for the nine months ended September 30, 2026 and 2025 and the period-over-period dollar and percentage changes for those line items (in thousands, except percentages).

	Nine months ended September 30
	2026	2025	Change	Percent
Revenue	$5,381	$15,418	$(10,037)	(65.1)%
Cost of revenue	4,760	11,314	(6,554)	(57.9)%

Gross profit	621	4,104	(3,483)	(84.9)%
Gross margin	11.5%	26.6%

Operating expenses:
Research and development	1,982	1,931	51	2.6%
Selling	662	919	(257)	(28.0)%
General and administrative	2,984	2,903	81	2.8%
Restructuring charges	762	-	762	100.0%
Gain on sale of equipment	(46)	-	(46)	100.0%

Total operating expenses	6,344	5,753	591	10.3%

Operating loss from continuing operations	(5,723)	(1,649)	(4,074)	247.1%

Other income (expense):
Interest income	490	272	218	80.1%
Interest expense	(2)	(10)	8	80.0%
Rental income, net of expenses	32	-	32	*
Total other income, net	520	262	258	98.5%

Loss from continuing operations before income taxes	(5,203)	(1,387)	(3,816)	275.1%
Income tax expense	-	16	(16)	*

Net loss from continuing operations	(5,203)	(1,403)	(3,800)	270.8%

Income from discontinued operations, net of income taxes	14,614	1,086	13,528	*

Net income (loss)	$9,411	$(317)	$9,728	*

Revenue

Our revenue for the nine months ended September 30, 2026 was $5.4 million compared to $15.4 million for the nine months ended September 30, 2025, a decrease of $10.0 million or 65.1%. The decrease was partially offset by $0.3 million benefit from a contract modification during the nine months ended September 30, 2026.

The decrease in revenue versus the prior year period was primarily attributable to lower system revenue due to lower bookings being partially offset by an increase in non-system revenues. Revenue from three customers represented 34.8%, 15.3% and 15.0% of our revenues.

Gross Profit

Gross profit for the nine months ended September 30, 2026 was $0.6 million, with a gross margin of 11.5%, compared to a gross profit of $4.1 million and a gross margin of 26.6% for the nine months ended September 30, 2025. The decrease in gross profit of $3.5 million was principally due to lower system revenues and the resulting impact of fixed manufacturing costs on a reduced revenue base, partially offset by an increase in non-system revenues.

Research and Development

For the nine months ended September 30, 2026, research and development expenses were $2.0 million, or 36.8% of revenue as compared to $1.9 million, or 12.5% of revenue for the nine months ended September 30, 2025, an increase of $51,000 or 2.6%. The increase in 2026 resulted from fewer engineering hours being charged to cost of revenue for contracts in progress, partially offset by personnel reductions.

General engineering support and expenses related to the development of more standardized products and value-added development of existing products are reflected as part of research and development expense. General engineering support and expenses are charged to costs of goods sold when work is performed directly on a customer order.

Selling

Selling expenses were $0.7 million or 12.3% of the revenue for the nine months ended September 30, 2026 as compared to $0.9 million or 6.0% of revenue for the nine months ended September 30, 2025, a decrease of $0.2 million or 28.0%. The decrease was the result of a reduction in personnel.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2026 were $3.0 million or 55.5% of revenue compared to $2.9 million or 18.8% of revenue for the nine months ended September 30, 2025, an increase of $81,000 or 2.8%. The increase was principally due to higher professional fees.

Restructuring Charges

During the nine months ended September 30, 2026, we recorded restructuring charges of approximately $0.8 million, consisting of approximately $0.4 million of severance costs, $0.1 million of legal and board fees and $0.2 million of impairment charges associated with certain fixed assets. Severance costs are net of a reduction of $0.1 million of stock-based compensation related to the forfeiture of unvested stock options. The impairment charges resulted from the Company’s decision to discontinue the pursuit of new equipment system orders and the resulting reduction in the expected future use of certain assets associated with the equipment business.

Gain on Sales of Equipment

We recognized a gain of $46,000 on the sale of equipment that was no longer necessary for our business during the first quarter of 2026.

Other Income (Expense), Net

Other income (expense) consists principally of interest income on U.S. treasury securities and increased as the result of investment of the proceeds from the divestiture of SDC.

Income Taxes

We continue to evaluate the potential utilization of our deferred tax assets, which have been fully reserved for, on a quarterly basis, by reviewing our economic models, including projections of future operating results.

Discontinued Operations – SDC

Income from discontinued operations consists of $0.5 million from the operations of SDC during the first quarter of 2026 and the gain on the divestiture of SDC of $14.1 million. The gain is net of related income tax expense of $0.1 million.

Liquidity and Capital Resources

As of September 30, 2026, aggregate working capital was $23.9 million as compared to aggregate working capital of $14.1 million at December 31, 2025. Cash and cash equivalents at September 30, 2026 and December 31, 2025 were $23.5 million and $8.7 million, respectively.

Net cash used in operating activities for the nine months ended September 30, 2026 was $1.2 million. This use of net cash was principally due to the net loss from continuing operations of $5.2 million, a $0.2 million reduction in accounts payable and a $0.2 million reduction in contract liabilities. These decreases were partially offset by non-cash expense items of $1.1 million, decrease in accounts receivable of $0.6 million, decrease in contract assets of $1.4 million and a decrease in inventory of $0.5 million.

Net cash provided by investing activities for the nine months ended September 30, 2026 principally consisted of net proceeds from the divestiture of SDC of $15.6 million and proceeds from the sale of assets held for sale and equipment of $0.6 million.

Net cash used in financing activities for the nine months ended September 30, 2026 consisted of the full repayment of an equipment loan in the amount of $0.2 million. As of September 30, 2026, we have no outstanding debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, (the “Exchange Act”)). As required by Rule 13a-15(b) under the Exchange Act, our management, under the direction of our Acting Chief Executive Officer and Chief Financial Officer, reviewed and performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Report”).

Based on that review and evaluation, our Acting Chief Executive Officer and Chief Financial Officer, along with others in our management, have determined that as of the end of the period covered by this Report on Form 10-Q the disclosure controls and procedures were effective to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding disclosures.

Changes in Internal Controls

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

CVD EQUIPMENT CORPORATION

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The following risk factors should be read together with the risk factors previously disclosed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2026. Except for the additional risk factors set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

Our restructuring and decision to discontinue pursuing new equipment system orders involve significant risks and may adversely affect our operations, financial condition and results of operations.

In September 2026, we implemented a restructuring plan pursuant to which we discontinued the pursuit of new system orders for our CVD equipment business and reduced our workforce. Following these actions, our remaining operations are focused primarily on completing our existing equipment system backlog, satisfying warranty and other customer obligations, and supporting our ongoing spare parts, quartz and services businesses.

Our ability to successfully execute this transition depends on a number of factors, including our ability to retain personnel with the technical knowledge and skills necessary to complete existing customer projects, obtain required materials and components, achieve customer acceptance, satisfy warranty and other contractual obligations, collect amounts due from customers and maintain appropriate operational and administrative capabilities. The reduction in our workforce may result in the loss of institutional knowledge, increased responsibilities for remaining employees and difficulties maintaining the personnel and resources necessary to support our operations. If we are unable to retain sufficient personnel or other resources, we may experience delays, increased costs, operational disruptions or difficulties fulfilling our obligations to customers.

Because we have discontinued pursuing new equipment system orders, our future equipment system revenue will increasingly depend upon successful completion and recognition of revenue from our existing backlog. As the backlog for equipment system orders is completed, our equipment-related revenue will decline significantly and our spare parts, quartz and services businesses may not generate sufficient revenue or profitability to offset such declines in equipment system revenue. The failure to acquire new sources of revenue, including new business lines or products, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We recorded restructuring and impairment charges in connection with these actions and may incur additional restructuring, impairment, employee-related, contractual or other charges as we complete the restructuring and continue to evaluate our operations. We may also fail to achieve the anticipated cost savings or other benefits of the restructuring, or such benefits may be less than anticipated. Any of these circumstances could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our efforts to monetize our real estate and other assets and pursue strategic alternatives may not be successful and could subject us to additional risks and uncertainties.

Our Board of Directors continues to evaluate strategic alternatives intended to enhance shareholder value, including potential opportunities to monetize the Company’s real estate assets and pursue business opportunities consistent with our available financial resources and strategic objectives. In October 2026, we engaged CBRE, Inc. to market for sale our owned real estate properties located in Central Islip and Saugerties, New York.

There can be no assurance that these marketing efforts will result in the sale of either property, that any sale will be completed within an anticipated timeframe or that the terms or net proceeds from any transaction will be acceptable to us. Market conditions, interest rates, property-specific considerations, due diligence findings, financing availability and other factors could adversely affect the timing, valuation or feasibility of a potential transaction. We may also incur professional fees and other costs in connection with these efforts regardless of whether a transaction is completed.

In addition, the evaluation and pursuit of strategic alternatives may require significant attention from our Board of Directors and management and may result in additional legal, advisory and other expenses. Any acquisition, investment, new business opportunity or other strategic transaction we pursue could involve additional risks, including the use of our available cash resources, integration and execution risks, the assumption of liabilities or obligations, and the possibility that the anticipated benefits of the transaction may not be realized.

If we are unable to monetize our assets on acceptable terms, successfully identify and execute other strategic opportunities, or effectively deploy the proceeds from our asset sales, our ability to enhance shareholder value may be adversely affected. There can be no assurance that our strategic initiatives will result in any transaction or ultimately produce the anticipated benefits.

Our future business strategy depends in part on our ability to preserve and effectively deploy our available financial resources, and we may require additional financing in the future.

Following the sale of our SDC business in April 2026, we retained net cash proceeds of approximately $15.6 million after transaction costs, employee-related liabilities and income taxes. We expect to use these proceeds to enhance our financial flexibility while we evaluate strategic opportunities, our facilities and potential acquisitions of other product lines or businesses.

Our available financial resources may be reduced by operating losses, costs associated with completing our remaining equipment backlog, warranty and other customer obligations, restructuring costs, capital expenditures, taxes, professional fees and other expenditures. The amount and timing of these expenditures may be difficult to predict, particularly as we complete our restructuring and evaluate strategic alternatives.

There can be no assurance that we will identify opportunities to deploy our capital on terms that enhance shareholder value or that investments or acquisitions we pursue will achieve their intended results. If our existing financial resources are insufficient to satisfy our future requirements, we may seek additional financing. Additional financing may not be available when required or may be available only on unfavorable terms. Our inability to preserve our liquidity, appropriately deploy our capital or obtain financing if needed could materially adversely affect our business, financial condition, results of operations and ability to pursue strategic opportunities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.	Exhibits

31.1*	Certification of Warren Cheesman, Acting Chief Executive Officer, dated November 5, 2026

31.2*	Certification of Richard Catalano, Chief Financial Officer, dated November 5, 2026

32.1*	Certification of Warren Cheesman, Acting Chief Executive Officer, dated November 5, 2026, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Richard Catalano, Chief Financial Officer, dated November 5, 2026, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	Inline XBRL Instance.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation.

101.DEF	Inline XBRL Taxonomy Extension Definition.

101.LAB	Inline XBRL Taxonomy Extension Labels.

101.PRE	Inline XBRL Taxonomy Extension Presentation.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 5th day of November 2026.

CVD EQUIPMENT CORPORATION

By:	/s/ Warren Cheesman
Warren Cheesman
Acting Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard Catalano
Richard Catalano
Executive Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

